Form 10QSB
period 1995-03-31
HMG COURTLAND PROPERTIES INC
filed 1995-05-15
CIK 311817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended      March 31, 1995
                                   ---------------

                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________________  to ____________________

Commission file number      1-7865

                              HMG/COURTLAND PROPERTIES, INC.
- -------------------------------------------------------------------------------
           (Exact name of small business issuer as specified in its charter)

         Delaware                                         59-1914299
- -------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

   2701 S. Bayshore Drive,      Coconut Grove,    Florida              33133
- -------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)


                                  305-854-6803
            -------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
            -------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.                   Yes X       No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
                                                       Yes          No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

1,166,835 Common shares were outstanding as of  April 30, 1995.

                         HMG/COURTLAND PROPERTIES, INC.

                                     Index



                                                                           PAGE
                                                                          NUMBER

PART I.   Financial Information

          Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
          March 31, 1995 (Unaudited) and December 31, 1994                    1

          Condensed Consolidated Statements of Operations
          Three  Months Ended March 31, 1995 and 1994 (Unaudited)             2

          Condensed Consolidated Statements of  Cash Flows
          Three Months Ended March 31, 1995 and 1994 (Unaudited)              3

          Notes to Condensed Consolidated Financial Statements (Unaudited)    4

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        5

PART II.  Other Information

          Item 6.   Reports on Form 8-K                                       7

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
                                                Part I Financial Information
                  (UNAUDITED)                   Item I Financial Statements

                                                           March 31,       December 31,
                                                             1995             1994
                     ASSETS
Investment Properties, net of accumulated
 depreciation:
  Commercial and industrial                               $7,545,501       $8,775,714
  Hotel and club facility                                  8,404,286        8,297,760
  Yacht Slips                                              1,722,352        1,767,421
  Land held for development                                2,608,776        2,608,776
  Real estate development in progress                      9,693,184        8,927,198
                                                         -----------      -----------
        Total investment properties, net                  29,974,099       30,376,869


Investments in and receivables from
 unconsolidated entitites                                  2,893,725        2,755,171
Notes and Advances Due From Related Parties                  931,433          865,355
Cash and Cash Equivalents                                  4,440,017        5,382,501
Marketable Securities                                         65,097           93,999
Income Tax Receivable                                        340,000          440,000
Other Assets                                               1,897,918        1,769,993
                                                         -----------      -----------
                  TOTAL ASSETS                           $40,542,289      $41,683,888
                                                         ===========      ===========

       LIABILITIES & STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Expenses                     $2,040,352       $2,393,488
Mortgages and Notes payables                              12,289,673       13,512,250
Other Liabilities                                          2,053,163        1,723,519
                                                         -----------      -----------

               TOTAL LIABILITIES                          16,383,188       17,629,257
                                                         -----------      -----------

Minority interests                                         4,716,571        4,817,360
                                                         -----------      -----------

              STOCKHOLDERS' EQUITY
Preferred Stock, no par value; 2,000,000 shares
   authorized; none issued
Common Stock, $1 par value; 1,500,000 shares
   authorized; 1,245,635 shares issued and
   outstanding in 1995 and 1994                            1,245,635        1,245,635
Additional Paid-in Capital                                26,283,222       26,283,222
Undistributed gains from sales of real estate, net
   of losses                                              30,197,677       29,381,281
Undistributed losses from operations                     (37,287,542)     (36,676,405)
                                                         -----------      -----------
                                                          20,438,992       20,233,733

Less:  Treasury Stock, at cost (78,800 shares)
       in 1995 and 1994                                     (996,462)        (996,462)
                                                         -----------      -----------

           TOTAL STOCKHOLDERS' EQUITY                     19,442,530       19,237,271
                                                         -----------      -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $40,542,289      $41,683,888
                                                         ===========      ===========

See notes to condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                  (UNAUDITED)                                      Three months ended
                                                                         March 31,
                                                              1995                   1994
                    REVENUES
  Rentals and related revenue                               $819,384              $916,336
  Hotel, club and marina revenues                          1,131,541               848,049
  Gain from sale of securities                                51,086                 4,333
  Interest from invested cash, dividends and other           151,967                63,422
                                                           ---------             ---------
                 Total revenues                            2,153,978             1,832,140
                                                           ---------             ---------

                    EXPENSES
  Operating expenses:
     Rental Properties and other                             423,751               412,425
     Hotel, club and marina expenses:
          Payroll and related expenses                       615,390               594,132
          Cost of food and beverage                          186,883               129,917
          Administrative and general expenses                435,962               536,934
     Depreciation and amortization                           459,098               241,903
                                                           ---------             ---------
            Total operating expenses                       2,121,084             1,915,311

  Interest                                                   248,996               215,489
  Advisor's fee                                              218,751               218,751
  General and administrative                                 116,056               233,005
  Directors' fees and expenses                                15,845                12,000
  Minority partners' interests in operating
        gains of consolidated entities                        84,425                17,371
  Gains from unconsolidated entities                         (40,042)             (510,461)
                                                           ---------             ---------
                 Total expenses                            2,765,115             2,101,466
                                                           ---------             ---------

  Loss before gain on sales of real estate                  (611,137)             (269,326)

  Gain on sales of real estate, net                          816,396             1,189,502
                                                           ---------             ---------

                   NET INCOME                               $205,259              $920,176
                                                            ========              ========

Earnings Per Common Share
(Based on 1,166,835 weighted average shares
  outstanding):                                                $0.18                 $0.79
                                                               =====                 =====


See notes to condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  (UNAUDITED)

                                                               Three months ended
                                                                     March 31,
                                                             1995               1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  income                                              $205,259           $920,176
   Adjustments to reconcile net income to net cash
    used in operating activities:
     Depreciation and amortization                          459,098            241,903
     Gain from unconsolidated entities                      (40,042)          (510,461)
     Net gain from sales of real estate                    (816,396)        (1,189,502)
     Net gain from sales of securities                      (51,086)            (4,333)
     Changes in assets and liabilities:
      (Increase) decrease in other receivables              (83,560)            92,051
       Minority partners' interest in operating gains        84,425             17,371
       (Decrease) increase  in accounts payable
         and accrued expenses                               (23,492)            93,736
       Decrease in income taxes payable                                       (450,000)
       Decrease  in  income tax receivable                  100,000
       (Increase) decrease  in other assets                (203,091)           338,242
       Increase  in due from affiliates                     (66,078)           (36,151)
                                                         ----------         ----------
    Total adjustments                                      (640,222)        (1,407,144)
                                                         ----------         ----------
    Net cash used in operating activities                  (434,963)          (486,968)
                                                         ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Aquisitions and improvements of properties           (1,054,139)          (751,922)
    Net proceeds from disposals of properties             2,213,658         12,034,978
    Net (contributions to) distributions from
     unconsolidated entitites                               (98,512)           735,669
    Net proceeds from sales and redemptions of
     securities                                              79,988             26,833
    Purchases of investments in securities                                     (61,847)
                                                         ----------         ----------
    Net cash provided by investing activities             1,140,995         11,983,711
                                                         ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of mortgages and notes payables            (1,222,577)        (6,591,178)
    Net (distributions to) contributions from
     minority partners                                     (425,939)          (750,796)
                                                         ----------         ----------
    Net cash used in financing activities                (1,648,516)        (7,341,974)
                                                         ----------         ----------

    Net (decrease) increase in cash and cash
     equivalents                                           (942,484)         4,154,769

    Cash and cash equivalents at beginning of
     the period                                           5,382,501          4,005,430
                                                         ----------         ----------

    Cash and cash equivalents at end of the
     period                                              $4,440,017         $8,160,199
                                                         ==========         ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest
     (net of amounts capitalized)                          $249,000           $215,000
                                                           ========           ========
  Cash paid during the period for income taxes                                $450,000
                                                                              ========

See notes to condensed consolidated financial statements

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 1994. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

2.  GAIN ON SALES OF REAL ESTATE

          In January 1995, the Company sold its restaurant property ("On the Border Cafe" located in Houston, Texas) for approximately $1.3 million. The Company recognized a gain on the sale of approximately $369,000.

          In January 1995, HMG-Fieber Associates sold its property located in Buzzards Bay, Massachusetts for approximately $152,000, and recognized a gain on the sale of approximately $68,000. The Company's portion of the gain was approximately $44,000.

          In March 1995, HMG-Fieber Associates sold its property located in Norristown, Pennsylvania for approximately $812,000, and recognized a gain on the sale of approximately $620,000. The Company's portion of the gain was approximately $403,000.

3. EVENTS SUBSEQUENT TO MARCH 31, 1995

          In April 1995, Four Sugar Grove Associates (a partnership owned 97% by the Company) sold its office building located in Houston, Texas. The selling price was $4.5 million and a loss on the sale (after giving effect for the $1.3 million valuation allowance reported in 1994) is estimated at $50,000.

          As previously reported, in the Company's annual report for the year ended December 31, 1994, HMG of Key Largo, Inc. (a wholly-owned subsidiary) has pending a civil action in the Circuit Court of Dade County, Florida. In April 1995, the parties to the lawsuit entered into a stipulation approved by the court authorizing a cash distribution in the amount of $1.1 million to each HMG of Key Largo, Inc. and the limited partner. The remaining proceeds of approximately $2 million is frozen pending further order of the court.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
          Total revenues for the three months ended March 31, 1995, as compared with the same periods in 1994, $322,000 (18%). Total expenses for the same comparable periods increased $664,000 (32%).

REVENUES
          Rentals and related revenue for the three months ended March 31, 1995 increased, from the same period in 1994. This decrease was primarily attributable to decreased rental income from Briar Bay Associates, Ltd., a 51%-owned partnership which sold its sole asset (a shopping center in Miami, Florida in February 1994).

          Hotel, Club and marina revenues consisted of hotel rooms revenue, food and beverage revenue, club membership dues and revenues from marina operations.

          For the three months ended March 31, 1995 hotel, club and marina revenues increased by approximately $283,000 (33%) as compared to that of the same period in 1994. This was primarily attributable to increased hotel occupancy and increased food and beverage operations.

          Interest from invested cash, dividends and other increased by $88,000 (140%) as compared to that of the same period in 1994. This was attributable primarily to increased interest income on cash balances held by Key Largo Lodge, Ltd.

EXPENSES
          Operating expenses of rental properties and other for the three months ended March 31, 1995, as compared with the same period in 1994, increased by $11,000 (3%). This increase was primarily attributable to increased rental operating expenses at Grove Isle hotel, club and marina.

          Hotel, club and marina administrative and general expenses decreased by $101,000 (19%) as compared with that of the same period in 1994. This was primarily attributable to reduced repairs and maintenance expenses.

          General and administrative expenses decreased $117,000 (50%) as compared with that of the same period in 1994. This was largely due to decreased legal fees.

          Depreciation and amortization for the three months ended March 31, 1995, as compared with the same period in 1994, increased by $217,000 (90%). This increase was primarily due to increased depreciation from the Grove Isle hotel and club facility which underwent renovations in 1994.

          Interest expense for the three months ended March 31, 1995, as compared with the same period in 1994, increased by $34,000 (16%). This was primarily attributable to the Company's increased level of debt from that of the prior year, and increased interest rates.

          Minority partners' interests in operating gains of consolidated entities for the three months ended March 31, 1995, as compared with the same period in 1994, increased by $67,000 (386%). This was primarily attributable to increased operating income of HMG-Fieber Associates.

          Gains from unconsolidated entities for the three months ended March 31, 1995, decreased by $470,000 from that of the same period in 1994. This decrease was primarily the result of a previously-reported non-recurring gain from a partnership in which Courtland Investments, Inc. held a 2% interest.


LIQUIDITY AND CAPITAL RESOURCES

          The Company's material commitments for capital expenditures include the completion of the shopping center in Jacksonville, Florida and required capital contributions relating to The Grove Towne Center project in Houston, Texas. The sources of funds for these projects are being provided from available cash and ultimately with construction and permanent financing.

          Maturities of debt obligations in 1995 are expected to be satisfied from available cash, sales of properties and operating revenue.

MATERIAL COMPONENTS OF CASH FLOWS

          For the three months ended March 31, 1995, net cash used in operating activities was approximately $435,000. This is reflected primarily in a loss before gain on sales of real estate of $611,000 less depreciation and amortization of $459,000 plus net gain from sales of securities of $51,000, net gain from unconsolidated entities of $40,000 and an increase in other assets and due from affiliates of $269,000.

          For the three months ended March 31, 1995, net cash provided by investing activities was approximately $1.1 million. This consisted primarily of net proceeds from disposal of properties of $2.2 million, which was partially offset by $1.1 million in acquisitions and improvements of properties (primarily relating to pre-development of the project in Houston, Texas).


          For the three months ended March 31, 1995, net cash used in financing activities was approximately $1.6 million. This consisted primarily of repayment of mortgages payable on property sold during the quarter.

PART II.   Other Information

Item 6.     Exhibits and Reports on Form 8-K

               (a) There were no reports on Form 8-K filed for the quarter ended
                   March 31, 1995.







                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               HMG/COURTLAND PROPERTIES, INC.







Dated:       May 11, 1995
                                               Lawrence Rothstein
                                               Senior Vice President





Dated:      May 11, 1995
                                               Carlos Camarotti
                                               Vice President - Finance