Form 10QSB
period 1995-06-30
HMG COURTLAND PROPERTIES INC
filed 1995-08-14
CIK 311817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended    June 30, 1995

                                       OR


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _____________________

Commission file number      1-7865

                         HMG/COURTLAND PROPERTIES, INC.
       (Exact name of small business issuer as specified in its charter)

             Delaware                                  59-1914299
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)

      2701 S. Bayshore Drive,    Coconut Grove,      Florida       33133
            (Address of principal executive offices)             (Zip Code)


                                  305-854-6803
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No ___

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
                                                             Yes ___   No ___

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

1,166,835 Common shares were outstanding as of  July 30, 1995.

                         HMG/COURTLAND PROPERTIES, INC.

                                     Index

                                                                           PAGE
                                                                          NUMBER

PART I.     Financial Information

          Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
          June 30, 1995 (Unaudited) and December 31, 1994                    1

          Condensed Consolidated Statements of Operations
          Three and Six Months Ended June 30, 1995 and 1994
          (Unaudited)                                                        2

          Condensed Consolidated Statements of  Cash Flows
          Six Months Ended June 30, 1995 and 1994 (Unaudited)                3

          Notes to Condensed Consolidated Financial Statements
          (Unaudited)                                                        4

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       5

PART II.   Other Information

          Item 6.   Reports on Form 8-K                                      7

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
                                                Part I Financial Information
                  (UNAUDITED)                   Item I Financial Statements

                                                           June 30,       December 31,
                                                             1995             1994
                     ASSETS
Investment Properties, net of accumulated
 depreciation:
  Commercial and industrial                               $2,979,067       $8,775,714
  Hotel and club facility                                  8,515,001        8,297,760
  Yacht Slips                                              1,722,352        1,767,421
  Land held for development                                2,608,776        2,608,776
  Real estate development in progress                     10,379,901        8,927,198
                                                         -----------      -----------
        Total investment properties, net                  26,205,097       30,376,869


Investments in and receivables from
 unconsolidated entitites                                  2,752,705        2,755,171
Notes and Advances Due From Related Parties                1,071,567          865,355
Cash and Cash Equivalents                                  3,531,497        5,382,501
Marketable Securities                                         67,130           93,999
Income Tax Receivable                                                         334,912
Other Assets                                               1,922,898        1,875,081
                                                         -----------      -----------
                  TOTAL ASSETS                           $35,550,894      $41,683,888
                                                         ===========      ===========

       LIABILITIES & STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Expenses                     $1,566,010       $2,393,488
Mortgages and Notes payables                               9,104,255       13,512,250
Other Liabilities                                          2,341,799        1,723,519
                                                         -----------      -----------

               TOTAL LIABILITIES                          13,012,064       17,629,257
                                                         -----------      -----------

Minority interests                                         3,761,592        4,817,360
                                                         -----------      -----------

              STOCKHOLDERS' EQUITY
Preferred Stock, no par value; 2,000,000 shares
   authorized; none issued
Common Stock, $1 par value; 1,500,000 shares
   authorized; 1,245,635 shares issued and
   outstanding in 1995 and 1994                            1,245,635        1,245,635
Additional Paid-in Capital                                26,283,222       26,283,222
Undistributed gains from sales of real estate, net
   of losses                                              30,169,134       29,381,281
Undistributed losses from operations                     (37,924,291)     (36,676,405)
                                                         -----------      -----------
                                                          19,773,700       20,233,733

Less:  Treasury Stock, at cost (78,800 shares)
       in 1995 and 1994                                     (996,462)        (996,462)
                                                         -----------      -----------

           TOTAL STOCKHOLDERS' EQUITY                     18,777,238       19,237,271
                                                         -----------      -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $35,550,894      $41,683,888
                                                         ===========      ===========

See notes to condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                  (UNAUDITED)                                Three months ended              Six months ended
                                                                   June 30,                       June 30,
                                                              1995         1994             1995            1994
                    REVENUES
  Rentals and related revenue                               $402,993      $784,238       $1,222,377     $1,700,574
  Hotel, club and marina revenues                          1,007,898       639,357        2,139,439      1,487,406
  Gain from sale of securities                                                               51,086
  Interest from invested cash, dividends and other           376,618       110,845          528,585        178,600
                                                           ---------     ---------        ---------      ---------
                 Total revenues                            1,787,509     1,534,440        3,941,487      3,366,580
                                                           ---------     ---------        ---------      ---------

                    EXPENSES
  Operating expenses:
     Rental Properties and other                             317,675       468,218          741,426        880,643
     Hotel, club and marina expenses:
          Payroll and related expenses                       588,911       676,027        1,204,301      1,270,159
          Cost of food and beverage                          156,610       116,655          343,493        246,582
          Administrative and general expenses                479,753       454,863          915,715        991,787
     Depreciation and amortization                           314,803       209,326          773,901        451,229
                                                           ---------     ---------        ---------      ---------
            Total operating expenses                       1,857,752     1,952,089        3,978,836      3,840,400

  Interest                                                   239,190       228,408          488,186        443,897
  Advisor's fee                                              218,751       218,751          437,502        437,502
  General and administrative                                 132,278       528,552          248,334        761,557
  Directors' fees and expenses                                15,350        21,641           31,195         33,641
  Minority partners' interests in operating
        gains of consolidated entities                        36,515         4,930          120,940         22,301
  Gains from unconsolidated entities                         (75,578)      (30,291)        (115,620)      (540,752)
                                                           ---------     ---------        ---------      ---------
                 Total expenses                            2,424,258     2,897,080        5,189,373      4,998,546
                                                           ---------     ---------        ---------      ---------

  Loss before gain on sales of real estate                  (636,749)   (1,362,640)      (1,247,886)    (1,631,966)

  Gain (loss) on sales of real estate, net                   (28,543)      172,987          787,853      1,362,489
                                                           ---------     ---------        ---------      ---------

                   NET LOSS                                ($665,292)  ($1,189,653)       ($460,033)     ($269,477)
                                                           =========   ===========        =========      =========


Earnings (Loss) Per Common Share
(Based on 1,166,835 weighted average shares
  outstanding):                                               ($0.57)       ($1.02)          ($0.39)        ($0.23)
                                                              ======        ======           ======         ======



See notes to condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  (UNAUDITED)

                                                                Six months ended
                                                                     June 30,
                                                             1995               1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  loss                                              ($460,033)         ($269,477)
   Adjustments to reconcile net income to net cash
    used in operating activities:
     Depreciation and amortization                         773,901            451,229
     Gain from unconsolidated entities                    (115,620)          (540,752)
     Net gain from sales of real estate                   (787,853)        (1,362,640)
     Net gain from sales of securities                     (51,086)           (37,275)
     Changes in assets and liabilities:
      (Increase) decrease in other receivables             (57,648)           153,310
       Minority partners' interest in operating gains      120,940             22,301
       (Decrease) increase in accounts payable
         and accrued expenses                             (209,198)            32,725
       Decrease in income taxes payable                                      (450,000)
       Decrease in income tax receivable                   334,912
       (Increase) decrease in other assets                (206,821)           224,741
       Increase in due from affiliates                    (206,212)           (78,985)
                                                        ----------         ----------
    Total adjustments                                     (404,685)        (1,585,346)
                                                        ----------         ----------
    Net cash used in operating activities                 (864,718)        (1,854,823)
                                                        ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Aquisitions and improvements of properties          (2,108,976)        (5,129,938)
    Net proceeds from disposals of properties            6,741,293         11,428,366
    Net distributions from unconsolidated entitites        118,086            761,332
    Net proceeds from sales and redemptions of
     securities                                             77,955            527,821
    Purchases of investments in securities                                    (65,172)
                                                        ----------         ----------
    Net cash provided by investing activities            4,828,358          7,522,409
                                                        ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Additions to mortgages and notes payables              700,000          1,500,000
    Repayment of mortgages and notes payables           (5,107,995)        (6,635,544)
    Net (distributions to) contributions from
     minority partners                                  (1,406,649)           530,670
                                                        ----------         ----------
    Net cash used in financing activities               (5,814,644)        (4,604,874)
                                                        ----------         ----------

    Net (decrease) increase in cash and cash
     equivalents                                        (1,851,004)         1,062,712

    Cash and cash equivalents at beginning of
     the period                                          5,382,501          4,005,430
                                                        ----------         ----------

    Cash and cash equivalents at end of the
     period                                             $3,531,497         $5,068,142
                                                        ==========         ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest
     (net of amounts capitalized)                         $488,000           $444,000
                                                          ========           ========
  Cash paid during the period for income taxes                               $450,000
                                                                             ========

See notes to condensed consolidated financial statements

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 1994. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

2.  GAIN (LOSS) ON SALES OF REAL ESTATE

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

     In April 1995, Four Sugar Grove Associates (a partnership owned 97% by the Company) sold its office building located in Houston, Texas. The selling price was $4.5 million and a loss on the sale (after giving effect for the $1.3 million valuation allowance reported in 1994) was approximately $18,000.


3.  KEY LARGO

     As previously reported, in the Company's annual report for the year ended December 31, 1994, HMG of Key Largo, Inc. (a wholly-owned subsidiary) had pending a civil action in the Circuit Court of Dade County, Florida. In July 1995, the parties settled the litigation and on August 2, 1995 an order of dismissal with prejudice was entered by the court. Pursuant to the terms of the agreement, the partnership will be liquidated and upon liquidation in the third quarter of 1995, the Company will recognize a gain of approximately $500,000.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Total revenues for the three and six months ended June 30, 1995, increased $253,000 (16%) and $575,000 (17%), respectively, as compared with the same periods in 1994. Total expenses for the three months ended June 30, 1995, decreased $67,000 (3%) while for the six months ended June 30, 1995, total expenses increased $138,000 (4%).


REVENUES

     Rentals and related revenue for the three and six months ended June 30, 1995 decreased $381,000 (49%) and $478,000 (28%), respectively, from the same periods in 1994. These decreases were primarily attributable to the sale of the office building located in Houston, Texas in April, 1995.

     Hotel, Club and Marina revenues consisted of hotel rooms revenue, food and beverage revenue, club membership dues and revenues from marina operations.

     For the three and six months ended June 30, 1995, Hotel, Club and Marina revenues increased by approximately $368,000 (58%) and $652,000 (44%), respectively, from the comparable periods in 1994. This was primarily attributable to increased hotel occupancy and increased food and beverage operations.

     Interest from invested cash, dividends and other revenues for the three and six months ended June 30, 1995 increased by $265,000 (240%) and $350,000 (196%), as compared with the same periods in 1994. This was attributable primarily to increased interest income on cash balances held by Key Largo Lodge, Ltd.


EXPENSES

     For the three and six months ended June 30, 1995, operating expenses of rental properties and other, as compared with the same periods in 1994, decreased by $150,000 (32%) and $139,000 (16%), respectively. These decreases were primarily the result of the sale of the office building in Houston, Texas in April 1995.

     Hotel, Club and Marina cost of food and beverage for the three and six months ended June 30, 1995 increased by 40,000 (34%) and $97,000 (39%)
respectively, as compared with the comparable periods in 1994. These increases were attributable to increased food and beverage revenue.

     Depreciation and amortization for the three and six months ended June 30, 1995 increased by $105,000 (50%) and $323,000 (72%), respectively, from the comparable periods in 1994. These increases were the result of an increase in fixed assets relating to the renovation of the property completed in December 1994.

     General and administrative expenses for the three and six months ended June 30, 1995 decreased by $396,000 (75%) and $513,000 (67%) respectively, from the comparable periods in 1994. This was largely due to decreased legal fees.

     Minority partners' interest in operating gains of consolidated investments for the three and six months ended June 30, 1995, as compared with the same periods in 1994 increased by $31,000 (641%) and $99,000 (442%), respectively. This increase was primarily due to increased operating gains of HMG Fieber Associated (a 65% owned partnership).

     Gains from unconsolidated entities for the three months ended June 30, 1995 increased $45,000 (150%) while for the six months ended June 30, 1995 gains decreased $425,000 (79%), as compared with the same periods in 1994, respectively. The increase in the three month period was primarily attributable to gains from investments held by Courtland Investments, Inc. The decrease in the six month period was the result of a non-recurring gain from a certain investment held by Courtland Investments, Inc. which was sold in the first quarter of 1994.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's material commitments for capital expenditures include the completion of the shopping center in Jacksonville, Florida, and required capital contributions relating to The Grove Towne Center project in Houston, Texas. The sources of funds for these projects are being provided from available cash and ultimately with construction and permanent financing.

     Maturities of debt obligations in 1995 are expected to be satisfied from available cash, sales of properties and operating revenue.


MATERIAL COMPONENTS OF CASH FLOWS

     For the six months ended June 30, 1995, net cash used in operating activities was approximately $865,000. This is reflected primarily in a loss before gain on sales of real estate of $1.2 million less depreciation and amortization of $774,000 and a decrease in income tax receivable of $335,000, plus net gain from sales of securities of $51,000, an increase in other assets and due from affiliates of $413,000, and a decrease in accounts payable and accrued expenses of $209,000.

     For the six months ended June 30, 1995, net cash provided by investing activities was approximately $1.1 million. This consisted primarily of net proceeds from disposal of properties of $6.7 million, which was partially offset by $2.1 million in acquisitions and improvements of properties (primarily relating to pre-development of the project in Houston, Texas).

     For the six months ended June 30, 1995, net cash used in financing activities was approximately $5.8 million. This consisted primarily of repayment of mortgages payable on property sold during the quarter.

PART II.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          (a) A report on Form 8-K was filed on June 21, 1995 reporting that the Company and its independent accountants, Deloitte & Touche L.L.P. decided to end their relationship by mutual consent.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HMG/COURTLAND PROPERTIES, INC.







Dated:      August 15, 1995
                                    Lawrence Rothstein
                                    Senior Vice President





Dated:      August 15, 1995
                                    Carlos Camarotti
                                    Vice President - Finance