Form 10QSB
period 1995-09-30
HMG COURTLAND PROPERTIES INC
filed 1995-11-13
CIK 311817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   September 30, 1995

                                       OR


_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

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

     Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No____

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
                                                       Yes____ No____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

1,166,835 Common shares were outstanding as of  October 31, 1995.

                         HMG/COURTLAND PROPERTIES, INC.

                                     Index



                                                                         PAGE
                                                                        NUMBER

PART I.  Financial Information

         Item 1.   Financial Statements

         Condensed Consolidated Balance Sheets
         September 30, 1995 (Unaudited) and December 31, 1994 ................1

         Condensed Consolidated Statements of Operations
         Three and Nine Months Ended September 30, 1995
         and 1994 (Unaudited) ................................................2

         Condensed Consolidated Statements of  Cash Flows
         Nine Months Ended September 30, 1995 and 1994 (Unaudited) ...........3

         Notes to Condensed Consolidated Financial Statements (Unaudited) ....4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ........................5

PART II. Other Information

         Item 6.   Reports on Form 8-K .......................................7

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
                                           Part I Financial Information
                (UNAUDITED)                Item I Financial Statements

                                           September 30,   December 31,
                                                1995           1994
                  ASSETS
Investment Properties, net of accumulated
 depreciation:
  Commercial and industrial                   $2,170,592    $8,775,714
  Hotel and club facility                      8,640,759     8,297,760
  Yacht Slips                                  1,689,283     1,767,421
  Land held for development                    2,607,149     2,608,776
  Real estate development in progress         10,604,185     8,927,198
                                             -----------   -----------
     Total investment properties, net         25,711,968    30,376,869


Investments in and receivables from
 unconsolidated entities                       2,668,767     2,755,171
Notes and Advances Due From Related Parties    1,103,859       865,355
Cash and Cash Equivalents                      2,097,162     5,382,501
Marketable Securities                             19,998        93,999
Income Tax Receivable                                          334,912
Other Assets                                   1,948,227     1,875,081
                                             -----------   -----------

               TOTAL ASSETS                  $33,549,981   $41,683,888
                                             ===========   ===========



    LIABILITIES & STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Expenses         $1,716,999    $2,393,488
Mortgages and Notes payables                   8,356,327    13,512,250
Other Liabilities                              2,188,624     1,723,519
                                             -----------   -----------

             TOTAL LIABILITIES                12,261,950    17,629,257
                                             -----------   -----------

Minority interests                             2,150,120     4,817,360
                                             -----------   -----------

           STOCKHOLDERS' EQUITY
Preferred Stock, no par value;
   2,000,000 shares authorized;
   none issued
Common Stock, $1 par value;
   1,500,000 shares authorized;
   1,245,635 shares issued and
   outstanding in 1995 and 1994                1,245,635     1,245,635
Additional Paid-in Capital                    26,283,222    26,283,222
Undistributed gains from sales
   of real estate, net of losses              31,328,804    29,381,281
Undistributed losses from operations         (38,723,288)  (36,676,405)
                                             -----------   -----------
                                              20,134,373    20,233,733

Less:  Treasury Stock, at cost (78,800
       shares) in 1995 and 1994                 (996,462)     (996,462)
                                             -----------   -----------

        TOTAL STOCKHOLDERS' EQUITY            19,137,911    19,237,271
                                             -----------   -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $33,549,981   $41,683,888
                                             ===========   ===========

See notes to condensed consolidated financi

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

            (UNAUDITED)                        Three months ended      Nine months ended
                                                  September 30,          September 30,
                                               1995         1994       1995          1994
              REVENUES
  Rentals and related revenue                $312,308    $808,960  $1,534,685  $2,509,534
  Hotel, club and marina revenues             592,368     400,272   2,731,807   1,887,678
  Gain from sale of securities                450,431     131,228     501,517     168,503
  Interest from invested cash,
    dividends and other                        83,510      84,256     612,095     225,581
                                            ---------   ---------   ---------   ---------
           Total revenues                   1,438,617   1,424,716   5,380,104   4,791,296
                                            ---------   ---------   ---------   ---------

              EXPENSES
  Operating expenses:
     Rental Properties and other              238,193     319,338     979,619   1,034,604
     Hotel, club and marina expenses
          Payroll and related expenses        500,231     479,521   1,704,532   1,651,662
          Cost of food and beverage            79,090      86,927     422,583     333,509
          Administrative and general
            expenses                          673,559     477,390   1,589,274   1,732,572
     Depreciation and amortization            302,247     203,636   1,076,148     654,865
                                            ---------   ---------   ---------   ---------
      Total operating expenses              1,793,320   1,566,812   5,772,156   5,407,212

  Interest                                    177,976     159,996     666,162     603,893
  Advisor's fee                               218,751     218,751     656,253     656,253
  General and administrative                  125,962     328,619     374,296   1,090,176
  Directors' fees and expenses                 20,146      23,391      51,341      57,032
  Minority partners' interests in
     operating (losses) gains of
     consolidated entities                    (59,869)     46,177      61,071      68,478
  Gains from unconsolidated entities          (38,672)   (106,867)   (154,292)   (647,619)
                                            ---------   ---------   ---------   ---------
           Total expenses                   2,237,614   2,236,879   7,426,987   7,235,425
                                            ---------   ---------   ---------   ---------

  Loss before gain on sales of real
     estate                                  (798,997)   (812,163) (2,046,883) (2,444,129)

  Gain on sales of real estate, net         1,159,670     310,660   1,947,523   1,673,149
                                            ---------   ---------   ---------   ---------

          NET GAIN (LOSS)                    $360,673   ($501,503)   ($99,360)  ($770,980)
                                             ========   =========    ========   =========


Earnings (Loss) Per Common Share
(Based on 1,166,835 weighted average
 shares outstanding):                           $0.31      ($0.43)     ($0.09)     ($0.66)
                                             ========   =========    ========   =========


See notes to condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   (UNAUDITED)

                                                            Nine months ended
                                                               September 30,
                                                          1995             1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  income (loss)                                 ($    99,360)   ($   770,980)
   Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
     Depreciation and amortization                      1,076,148         654,865
     Gain from unconsolidated entities                   (154,292)       (647,619)
     Net gain from sales of real estate                (1,947,523)     (3,499,737)
     Net gain from sales of securities                   (501,517)       (168,503)
     Changes in assets and liabilities:
      Decrease (increase) in other receivables            128,797        (198,725)
       Minority partners' interest in operating
          gains                                            61,071          68,478
       (Decrease) increase  in accounts payable
          and accrued expenses                           (211,384)        818,136
       Decrease in income taxes payable                                  (450,000)
       Decrease in income tax receivable                  334,912
       (Increase) decrease  in other assets              (489,268)         93,251
       Increase  in due from affiliates                  (238,504)         (7,508)
                                                     ------------    ------------
    Total adjustments                                  (1,941,560)     (3,337,362)
                                                     ------------    ------------
    Net cash used in operating activities              (2,040,920)     (4,108,342)
                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Aquisitions and improvements of properties         (2,751,055)     (7,718,910)
    Net proceeds from disposals of properties           8,871,113      13,673,269
    Net distributions from unconsolidated entities        152,173       1,261,053
    Net proceeds from sales and redemptions of
     securities                                           664,041       1,020,894
    Purchases of investments in securities                               (105,304)
                                                     ------------    ------------
    Net cash provided by investing activities           6,936,272       8,131,002
                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Additions to mortgages and notes payable              700,000       2,531,104
    Repayment of mortgages and notes payables          (5,855,923)     (6,931,274)
    Net (distributions to) contributions from
     minority partners                                 (3,024,768)        820,980
                                                     ------------    ------------
    Net cash used in financing activities              (8,180,691)     (3,579,190)
                                                     ------------    ------------


    Net (decrease) increase in cash and cash
     equivalents                                       (3,285,339)        443,470

    Cash and cash equivalents at beginning of
     the period                                         5,382,501       4,005,430
                                                     ------------    ------------

    Cash and cash equivalents at end of the period   $  2,097,162    $  4,448,900
                                                     ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest (net
     of amounts capitalized)                         $    666,000    $    444,000
                                                     ============    ============
  Cash paid during the period for income taxes                       $    450,000
                                                                     ============

See notes to condensed consolidated financial statements

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 1994. The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.


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

     In April 1995, Four Sugar Grove Associates sold its office building located in Houston, Texas. The selling price was $4.5 million and a loss on the sale (after giving effect for the $1.3 million valuation allowance reported in 1994) was approximately $18,000.

     In August 1995, Orange Park North Partnership sold its property located in Jacksonville, Florida for approximately $1.3 million, and recognized a gain on the sale of approximately $670,000. The Company's portion of the gain was approximately $603,000.


3.  KEY LARGO

     As previously reported, in the Company's annual report for the year ended December 31, 1994, HMG of Key Largo, Inc. (a wholly-owned subsidiary) had pending a civil action in the Circuit Court of Dade County, Florida. In July 1995, the parties settled the litigation and on August 2, 1995 an order of dismissal with prejudice was entered by the court. Pursuant to the terms of the agreement, the partnership was liquidated in August 1995, and upon liquidation the Company recognized a gain of approximately $620,000.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

     Total revenues for the three and nine months ended September 30, 1995, increased $14,000 (1%) and $589,000 (12%), respectively, as compared with the same periods in 1994. Total operating expenses for the three and nine months
ended   September  30,  1995   increased   $227,000  (14%)  and  $365,000  (7%),
respectively.


REVENUES

     Rentals and related revenue for the three and nine months ended September 30, 1995 decreased $497,000 (61%) and $975,000 (39%), respectively, from the same periods in 1994. These decreases were primarily attributable to the sale of the office building located in Houston, Texas in April 1995.

     Hotel, club and marina revenues consisted of hotel rooms revenue, food and beverage revenue, club membership dues and revenues from marina operations.

     For the three and nine months ended September 30, 1995, Hotel, club and marina revenues increased by approximately $192,000 (48%) and $844,000 (45%), respectively, from the comparable periods in 1994. This was primarily attributable to increased hotel occupancy and increased food and beverage operations.

     Gain from sale of marketable securities for the three and nine months ended September 30, 1995 increased $319,000 (243%) and $333,000 (198%), respectively, from the same periods in 1994. This increase was primarily attributable to increased sales of securities held by Courtland Investments, Inc.

     Interest from invested cash, dividends and other revenues for the nine months ended September 30, 1995, increased $386,000 (171%), as compared with the same period in 1994. This was attributable primarily to increased interest income on cash balances held by Key Largo Lodge, Ltd.


EXPENSES

     For the three and nine months ended September 30, 1995, operating expenses of rental properties and other, as compared with the same periods in 1994, decreased by $81,000 (25%) and $55,000 (5%), respectively. These decreases were primarily the result of the sale of the office building in Houston, Texas in April 1995.

     Depreciation and amortization for the three and nine months ended September 30, 1995 increased by $99,000 (48%) and $421,000 (64%), respectively, from the comparable periods in 1994. These increases were the result of an increase in fixed assets relating to the renovation of the property completed in December 1994.

     General and administrative expenses for the three and nine months ended September 30, 1995 decreased by $203,000 (62%) and $716,000 (66%) respectively, from the comparable periods in 1994. This was largely due to decreased legal fees.

     Minority partners' interest in operating gains of consolidated investments for the three and nine months ended September 30, 1995, as compared with the same periods in 1994 decreased by $106,000 and $7,000 respectively. This decrease was primarily due to increased operating losses from Key Largo Lodge, Ltd. ( a 50.5% owned partnership) which was liquidated in August 1995.

     Gains from unconsolidated entities for the three and nine months ended September 30, 1995 decreased $68,000 (64%) and $493,000 (76%), as compared with the same periods in 1994, respectively. The decrease in the nine month period was the result of a non-recurring gain from a certain investment held by Courtland Investments, Inc. which was sold in the first quarter of 1994.


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


MATERIAL COMPONENTS OF CASH FLOWS

     For the nine months ended September 30, 1995, net cash used in operating activities was approximately $2,041,000. This is reflected primarily in a loss before gain on sales of real estate of $2,047,000 less depreciation and amortization of $1,076,000 and a decrease in income tax receivable of $335,000, plus net gain from sales of securities of $501,000, an increase in other assets and due from affiliates of $832,000, and a decrease in accounts payable and accrued expenses of $211,000.

     For the nine months ended September 30, 1995, net cash provided by investing activities was approximately $6.9 million. This consisted primarily of net proceeds from disposal of properties of $8.9 million, and net proceeds from sales and redemptions of securities of $664,000. These proceeds were partially offset by $2.7 million in acquisitions and improvements of properties (primarily relating to pre-development of the project in Houston, Texas).

     For the nine months ended September 30, 1995, net cash used in financing activities was approximately $8.2 million. This consisted of repayment of mortgages payable on property sold during the year of $5.9 million and net distributions to minority partners of $3 million.

PART II.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          (a) There were no reports on Form 8-K filed for the quarter ended September 30, 1995.






                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  HMG/COURTLAND PROPERTIES, INC.







Dated: November 13, 1995                          /s/ Lawrence Rothstein
       -----------------                          ---------------------------
                                                  Lawrence Rothstein
                                                  Senior Vice President





Dated: November 13, 1995                          /s/ Carlos Camarotti
       -----------------                          ---------------------------
                                                  Carlos Camarotti
                                                  Vice President - Finance