Form 10QSB
period 1996-03-31
HMG COURTLAND PROPERTIES INC
filed 1996-05-15
CIK 311817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended          March 31, 1996

                                       OR



__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

     Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.                       Yes _X_   No __

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

1,166,835 Common shares were outstanding as of  April 30, 1996.

                         HMG/COURTLAND PROPERTIES, INC.

                                      Index


                                                                          PAGE
                                                                         NUMBER

PART I.   Financial Information

          Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
          March 31, 1996 (Unaudited) and December 31, 1995                  1

          Condensed Consolidated Statements of Operations
          Three  Months Ended March 31, 1996 and 1995 (Unaudited)           2

          Condensed Consolidated Statements of  Cash Flows
          Three Months Ended March 31, 1996 and 1995 (Unaudited)            3

          Notes to Condensed Consolidated Financial Statements
          (Unaudited)                                                       4

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      5

PART II.   Other Information

          Item 6.   Reports on Form 8-K                                     6

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    Part I Financial Information
                                                     Item I Financial Statements

                  (UNAUDITED)

                                                              March 31,      December 31,
                                                                 1996            1995
                    ASSETS
Investment Properties, net of accumulated
 depreciation:
  Commercial and industrial                                   $1,935,169     $1,969,318
  Hotel and club facility                                      8,817,757      8,971,370
  Yacht Slips                                                  1,689,283      1,689,283
  Land held for development                                    7,586,327      8,103,304
  Real estate development in progress                          1,204,390      1,204,390
                                                             -----------    -----------
       Total investment properties, net                       21,232,926     21,937,665


Investments in and receivables from
 unconsolidated entities                                       2,670,826      2,439,010
Notes and Advances Due From Related Parties                    1,235,216      1,168,788
Cash and Cash Equivalents                                        362,632      1,094,999
Other Assets                                                   2,171,963      2,241,610
                                                             -----------    -----------

                 TOTAL ASSETS                                $27,673,563    $28,882,072
                                                             ===========    ===========



      LIABILITIES & STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Expenses                         $2,078,171     $2,222,972
Mortgages and Notes payable                                    8,188,286      8,325,567
Other Liabilities                                              1,960,687      2,031,782
                                                             -----------    -----------

               TOTAL LIABILITIES                              12,227,144     12,580,321
                                                             -----------    -----------

Minority interests                                               438,267        613,643
                                                             -----------    -----------

             STOCKHOLDERS' EQUITY
Preferred Stock, no par value; 2,000,000 shares
   authorized; none issued
Common Stock, $1 par value; 1,500,000 shares
   authorized; 1,245,635 shares issued and
   outstanding in 1995 and 1994                                1,245,635      1,245,635
Additional Paid-in Capital                                    26,283,222     26,283,222
Undistributed gains from sales of real estate,
   net of losses                                              31,587,611     31,637,177
Undistributed losses from operations                         (43,111,854)   (42,481,464)
                                                             -----------    -----------
                                                              16,004,614     16,684,570

Less:  Treasury Stock, at cost (78,800 shares) in
   1996 and 1995                                                (996,462)      (996,462)
                                                             -----------    -----------

          TOTAL STOCKHOLDERS' EQUITY                          15,008,152     15,688,108
                                                             -----------    -----------


  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $27,673,563    $28,882,072
                                                             ===========    ===========

See notes to condensed consolidated financial statements

                                       (1)

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   (UNAUDITED)                               Three months ended
                                                                  March 31,
                                                              1996         1995
                     REVENUES
  Rentals and related revenue                             $321,538          $819,384
  Hotel, club and marina revenues                        2,036,575         1,131,541
  Gain from sale of marketable securities                   87,213            51,086
  Interest from invested cash, dividends and other          91,915           151,967
                                                         ---------         ---------
                  Total revenues                         2,537,241         2,153,978
                                                         ---------         ---------

                     EXPENSES
  Operating expenses:
     Rental Properties and other                           383,427           423,751
     Hotel, club and marina expenses:
          Payroll and related expenses                     798,993           615,390
          Cost of food and beverage                        358,584           186,883
          Administrative and general expenses              913,687           435,962
     Depreciation and amortization                         279,446           459,098
                                                         ---------         ---------
             Total operating expenses                    2,734,137         2,121,084

  Interest                                                 221,826           248,996
  Advisor's fee                                            218,751           218,751
  General and administrative                                90,874           116,056
  Directors' fees and expenses                               9,500            15,845
  Minority partners' interests in operating
        (losses) gains of consolidated entities            (65,338)           84,425
  Gains from unconsolidated entities                       (42,119)          (40,042)
                                                         ---------         ---------
                  Total expenses                         3,167,631         2,765,115
                                                         ---------         ---------

  Loss before sales of real estate                        (630,390)         (611,137)

  (Loss) gain on sales of real estate, net                 (49,566)          816,396
                                                         ---------         ---------

Net (Loss) Income                                        ($679,956)         $205,259
                                                         =========          ========


Earnings (Loss) Per Common Share
(Based on 1,166,835 weighted average shares outsta          ($0.58)            $0.18
                                                         =========          ========

See notes to condensed consolidated financial statements



                                       (2)

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                1996           1995

  Net (loss) income                                                        ($679,956)           $205,259
   Adjustments to reconcile net (loss) income to net cash used in operating activities:
     Depreciation and amortization                                           279,446             459,098
     Gain from unconsolidated entities                                       (42,119)            (40,042)
     Loss (gain) on sales of real estate, net                                 49,566            (816,396)
     Abandonment of pre-development costs of prior year
     Net gain from sales of marketable securities                            (87,213)            (51,086)
     Minority partners' interest in operating (losses) gains                 (65,338)             84,425
     Changes in assets and liabilities:
       Decrease (increase) in other assets                                    52,547            (186,651)
       Increase in due from affiliates                                       (66,428)            (66,078)
       Decrease in accounts payable and accrued expenses                    (144,801)           (353,136)
       (Decrease) increase  in other liabilities                             (71,095)            329,644
                                                                         -----------          ----------
    Total adjustments                                                        (95,435)           (640,222)
                                                                         -----------          ----------
    Net cash used in operating activities                                   (775,391)           (434,963)
                                                                         -----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Aquisitions and improvements of properties                               (79,333)         (1,054,139)
    Net proceeds from disposals of properties                                466,799           2,213,658
    Net contributions to unconsolidated entities                            (189,697)            (98,512)
    Net proceeds from sales and redemptions of securities                    107,080              79,988
    Purchases of investments in securities                                   (15,117)
                                                                         -----------          ----------
    Net cash provided by investing activities                                289,732           1,140,995
                                                                         -----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of mortgages and notes payables                               (137,281)         (1,222,577)
    Net distributions to minority partners                                  (109,427)           (425,939)
                                                                         -----------          ----------
    Net cash used in financing activities                                   (246,708)         (1,648,516)
                                                                         -----------          ----------


    Net decrease in cash and cash equivalents                               (732,367)           (942,484)

    Cash and cash equivalents at beginning of the period                   1,094,999           5,382,501
                                                                         -----------          ----------

    Cash and cash equivalents at end of the period                          $362,632          $4,440,017
                                                                            ========          ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest (net of
   amounts capitalized                                                      $222,000            $249,000
                                                                            ========            ========


See notes to condensed consolidated financial statements

                                       (3)

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

2.   (LOSS) GAIN ON SALES OF REAL ESTATE

     In January 1996, the Company sold 1.8 acres of vacant land located in Houston, Texas for approximately $137,000. The Company recognized a gain on the sale of approximately $11,000.

     In January 1996, Courtrust Palm Bay, Ltd, sold its remaining acreage (approximately 1.5 acres) located in Palm Bay, Florida for approximately $359,000, and recognized a loss of approximately $61,000.

                                       (4)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Total revenues for the three months ended March 31, 1996, as compared with the same period in 1995, increased approximately $383,000 (18%) Total expenses for the same comparable periods increased by approximately $402,000 (14%).

REVENUES

     Rentals and related revenue for the three months ended March 31, 1996 as compared with the same period in 1995, decreased by approximately $498,000 (61%). This decrease was primarily attributable to decreased rental income as the result of the sale of the office building located in Houston, Texas in April 1995.

     Hotel, Club and marina revenues consisted of hotel rooms revenue, food and beverage revenue, club membership dues and revenues from marina operations.

     For the three months ended March 31, 1996, hotel, club and marina revenues increased by approximately $905,000 (80%) as compared to that of the same period in 1995. This was primarily attributable to increased hotel occupancy and increased food and beverage sales.

     Interest from invested cash, dividends and other decreased by $60,000 (40%) as compared to that of the same period in 1995. This was attributable primarily to decreased cash balances and invested cash.

EXPENSES

     Operating expenses of rental properties and other for the three months ended March 31, 1996, as compared with the same period in 1995, decreased by $40,000 (10%). This decrease was primarily attributable to the sale of the office building located in Houston, Texas in April 1995.

     Hotel, Club and Marina payroll and related expenses for the three months ended March 31, 1996 increased by approximately $184,000 (30%) as compared with that of the same period in 1995. Also, cost of food and beverage increased by $172,000 (92%) between the two comparable periods. These increases were primarily attributable to the increased food and beverage operations.

     Hotel, club and marina administrative and general expenses for the three months ended March 31, 1996, increased by $478,000 (110%) as compared with that of the same period in 1995. This was primarily attributable to increased advertising and promotional expenses.

     General and administrative expenses for the three months ended March 31, 1996, decreased $25,000 (22%) as compared with that of the same period in 1995. This was largely due to decreased professional fees.

     Depreciation and amortization for the three months ended March 31, 1996, as compared with the same period in 1995, decreased by $180,000 (39%). This decrease was primarily due to the sale of the office building located in Houston, Texas in April 1995.

     Interest expense for the three months ended March 31, 1996, as compared with the same period in 1995, increased by $27,000 (11%). This was primarily attributable to the Company's decreased level of debt from that of the prior year.

     Minority partners' interests in operating losses of consolidated entities for the three months ended March 31, 1996, as compared with the same period in 1995, increased by $150,000 (17%). This was primarily attributable to decreased operating income of HMG-Fieber Associates.


                                       (5)

LIQUIDITY AND CAPITAL RESOURCES

     The Company's material commitments for capital expenditures include the completion of the shopping center in Jacksonville, Florida and required contributions relating to the Grove Isle hotel and club operations. The sources of funds for these projects are being provided from available cash and ultimately with construction and permanent financing.

     Maturities of debt obligations in 1996 are expected to be satisfied from available cash, sales of properties and operating revenue.

OTHER:
FUTURE ACCOUNTING CHANGES

     The Company has adopted the provision of FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," in 1996. The adoption of FASB No. 121 has not had a material effect on the carrying value of the Company's long-lived assets.

     The Company does not presently intend in 1996 to adopt the fair value based method as encouraged by FASB No. 123 "Accounting for Stock-Based Compensation". Accordingly, there will be no effect to the financial statements.

MATERIAL COMPONENTS OF CASH FLOWS

     For the three months ended March 31, 1996, net cash used in operating activities was approximately $775,000. Total expenses of $3.2 million exceeded total revenues of $2.5 million.

     For the three months ended March 31, 1996, net cash provided by investing activities was approximately $290,000. This consisted primarily of net proceeds from disposal of properties of $467,000, and net proceeds from sales of securities of $107,000. These sources of cash were partially offset by net contributions to unconsolidated entities of $190,000 and improvements of properties of $79,000.

     For the three months ended March 31, 1996, net cash used in financing activities was approximately $247,000. This consisted primarily of repayment of mortgages payable.


PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

     (a) There were no reports on Form 8-K filed for the quarter ended March 31, 1996.



                                       (6)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  HMG/COURTLAND PROPERTIES, INC.







Dated:       May 11, 1996                         /s/ Lawrence Rothstein
                                                  -----------------------------
                                                  Lawrence Rothstein
                                                  Senior Vice President





Dated:      May 11, 1996                          /s/ Carlos Camarotti
                                                  -----------------------------
                                                  Carlos Camarotti
                                                  Vice President - Finance



                                       (7)