Form 10QSB
period 1996-06-30
HMG COURTLAND PROPERTIES INC
filed 1996-08-14
CIK 311817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended    June 30, 1996

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

     Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

1,166,835 Common shares were outstanding as of July 30, 1996.

                         HMG/COURTLAND PROPERTIES, INC.

                                      Index


                                                                           PAGE
                                                                          NUMBER

PART I.     Financial Information

          Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets
          June 30, 1996 (Unaudited) and December 31, 1995                   1

          Condensed Consolidated Statements of Operations
          Three and Six Months Ended June 30, 1996 and 1995 (Unaudited)     2

          Condensed Consolidated Statements of Cash Flows
          Six Months Ended June 30, 1996 and 1995 (Unaudited)               3

          Notes to Condensed Consolidated Financial Statements (Unaudited)  4

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      5

PART II.   Other Information

          Item 6.  Reports on Form 8-K                                      7

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES
                                                    Part I Financial Information
                                                    Item I Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

                    (UNAUDITED)

                                                                       June 30,        December 31,
                                                                         1996              1995
                      ASSETS
Investment Properties, net of accumulated depreciation:
  Commercial and industrial                                         $  1,889,496      $  1,969,318
  Hotel and club facility                                              8,645,086         8,971,370
  Yacht Slips                                                          1,739,283         1,689,283
  Land held for development                                            7,586,327         8,103,304
  Real estate development in progress                                  1,204,390         1,204,390
                                                                    ------------      ------------
         Total investment properties, net                             21,064,582        21,937,665


Investments in and receivables from unconsolidated entities            2,719,739         2,439,010
Notes and Advances Due From Related Parties                            1,268,904         1,168,788
Cash and Cash Equivalents                                                818,863         1,094,999
Other Assets                                                           2,152,671         2,241,610
                                                                    ------------      ------------

                   TOTAL ASSETS                                     $ 28,024,759      $ 28,882,072
                                                                    ============      ============


        LIABILITIES & STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Expenses                               $  2,067,265      $  2,254,024
Mortgages and Notes payable                                            9,643,370         8,905,166
Other Liabilities                                                      1,683,408         1,421,131
                                                                    ------------      ------------

                 TOTAL LIABILITIES                                    13,394,043        12,580,321
                                                                    ------------      ------------

Minority interests                                                       368,370           613,643
                                                                    ------------      ------------

               STOCKHOLDERS' EQUITY
Preferred Stock, no par value; 2,000,000 shares
   authorized; none issued
Common Stock, $1 par value; 1,500,000 shares authorized;
   1,245,635 shares issued and outstanding in 1996 and 1995            1,245,635         1,245,635
Additional Paid-in Capital                                            26,283,222        26,283,222
Undistributed gains from sales of real estate, net of losses          31,586,968        31,637,177
Undistributed losses from operations                                 (43,857,017)      (42,481,464)
                                                                    ------------      ------------
                                                                      15,258,808        16,684,570

Less:  Treasury Stock, at cost (78,800 shares) in 1996 and 1995         (996,462)         (996,462)
                                                                    ------------      ------------

            TOTAL STOCKHOLDERS' EQUITY                                14,262,346        15,688,108
                                                                    ------------      ------------


    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 28,024,759      $ 28,882,072
                                                                    ============      ============

See notes to condensed consolidated financial statements.

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   (UNAUDITED)

                                                              Three months ended                Six months ended
                                                                   June 30,                         June 30,
                                                            1996             1995             1996             1995
                     REVENUES
  Rentals and related revenue                          $   316,399      $   402,993      $   637,937      $ 1,222,377
  Hotel, club and marina revenues                        1,519,921        1,007,898        3,556,496        2,139,439
  Gain from sale of marketable securities                  192,243                           279,456           51,086
  Interest from invested cash, dividends and other          78,462          376,618          170,377          528,585
                                                       -----------      -----------      -----------      -----------
             Total revenues                              2,107,025        1,787,509        4,644,266        3,941,487
                                                       -----------      -----------      -----------      -----------

                     EXPENSES
  Operating expenses:
     Rental Properties and other                           220,813          317,675          604,240          741,426
     Hotel, club and marina expenses:
          Payroll and related expenses                     771,192          588,911        1,570,185        1,204,301
          Cost of food and beverage                        315,913          156,610          674,497          343,493
          Administrative and general expenses              699,226          479,753        1,612,913          915,715
     Depreciation and amortization                         291,780          314,803          571,226          773,901
                                                       -----------      -----------      -----------      -----------
             Total operating expenses                    2,298,924        1,857,752        5,033,061        3,978,836

  Interest                                                 228,309          239,190          450,135          488,186
  Advisor's fee                                            218,751          218,751          437,502          437,502
  General and administrative                               153,399          132,278          244,273          248,334
  Directors' fees and expenses                              19,830           15,350           29,330           31,195
  Minority partners' interests in operating
        (losses) gains of consolidated entities            (20,125)          36,515          (85,463)         120,940
  Gains from unconsolidated entities                       (46,900)         (75,578)         (89,019)        (115,620)
                                                       -----------      -----------      -----------      -----------
             Total expenses                              2,852,188        2,424,258        6,019,819        5,189,373
                                                       -----------      -----------      -----------      -----------

  Loss before sales of real estate                        (745,163)        (636,749)      (1,375,553)      (1,247,886)

  (Loss) gain on sales of real estate, net                    (643)         (28,543)         (50,209)         787,853
                                                       -----------      -----------      -----------      -----------

Net Loss                                               ($  745,806)     ($  665,292)     ($1,425,762)     ($  460,033)
                                                       ===========      ===========      ===========      ===========

Earnings (Loss) Per Common Share
(Based on 1,166,835 weighted average
shares outstanding)
                                                            ($0.64)          ($0.57)          ($1.22)          ($0.39)
                                                       ===========      ===========      ===========      ===========


See notes to condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                    (UNAUDITED)

                                                                       Six months ended
                                                                            June 30,
                                                                   1996                 1995
  Net loss                                                      ($1,425,762)        ($  460,033)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                  571,226             773,901
     Gain from unconsolidated entities                              (89,019)           (115,620)
     Loss (gain) on sales of real estate, net                        50,209            (787,853)
     Net gain from sales of marketable securities                  (279,456)            (51,086)
     Minority partners' interest in operating (losses) gains        (85,463)            120,940
     Changes in assets and liabilities:
       Decrease in other assets                                      64,105              70,443
       Increase in due from affiliates                             (100,116)           (206,212)
       Decrease in accounts payable and accrued expenses           (186,759)           (827,478)
       Increase in other liabilities                                262,277             618,280
                                                                -----------         -----------
    Total adjustments                                               207,004            (404,685)
                                                                -----------         -----------
    Net cash used in operating activities                        (1,218,758)           (864,718)
                                                                -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Aquisitions and improvements of properties                     (201,565)         (2,108,976)
    Net proceeds from disposals of properties                       477,333           6,741,293
    Net contributions to unconsolidated entities                   (191,710)            118,086
    Net proceeds from sales and redemptions of securities           370,972              77,955
    Purchases of investments in securities                          (91,760)
                                                                -----------         -----------
    Net cash provided by investing activities                       363,270           4,828,358
                                                                -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of mortgages and notes payables                      (312,310)         (1,222,577)
    Additions to mortgages and notes payables                     1,050,514             700,000
    Net distributions to minority partners                         (158,852)           (425,939)
                                                                -----------         -----------
    Net cash provided by (used in) financing activities             579,352            (948,516)
                                                                -----------         -----------


    Net (decrease) increase in cash and cash equivalents           (276,136)          3,015,124

    Cash and cash equivalents at beginning of the period          1,094,999           5,382,501
                                                                -----------         -----------

    Cash and cash equivalents at end of the period              $   818,863         $ 8,397,625
                                                                ===========         ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest (net of
  amounts capitalized)                                          $   450,000         $   488,000
                                                                ===========         ===========


See notes to condensed consolidated financial statements

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 1995. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

       Total revenues for the three and six months ended June 30, 1996, as compared with the same periods in 1995, increased by approximately $320,000 (18%) and $703,000 (18%), respectively. Total expenses for the same comparable periods increased by approximately $428,000 (18%) and $830,000 (16%), respectively.

REVENUES

     Rentals and related revenue for the three and six months ended June 30, 1996, as compared with the same periods in 1995, decreased by approximately $87,000 (21%) and $584,000 (48%), respectively. This decrease was primarily attributable to decreased rental revenue as the result of the sale of the office building located in Houston, Texas in April 1995, and decreased rental revenue from the HMG-Fieber retail stores.

     Hotel, Club and marina revenues consisted of hotel rooms revenue, food and beverage revenue, club membership dues and revenues from marina operations.

     For the three and six months ended June 30, 1996, hotel, club and marina revenues increased by approximately $512,000 (51%) and $1,417,000 (66%), respectively, as compared to that of the same periods in 1995. This was primarily attributable to increased hotel occupancy and increased food and beverage sales.

     Gain from sale of marketable securities for the three and six months ended June 30, 1996 increased by approximately $192,000 and $228,000, as compared with the comparable periods in 1995.

     Interest from invested cash, dividends and other income for the three and six months ended June 30, 1996 decreased by approximately $298,000 (79%) and $358,000 (68%), respectively, as compared to that of the same periods in 1995. This was attributable primarily to decreased cash balances and invested cash.

EXPENSES

     Operating expenses of rental properties and other for the three and six months ended June 30, 1996, as compared with the same period in 1995, decreased by $97,000 (30%) and $137,000 (19%), respectively. This decrease was primarily attributable to the sale of the office building located in Houston, Texas in April 1995.

          Hotel, club and marina payroll and related expenses for the three and six months ended June 30, 1996 increased by approximately $182,000 (31%) and $366,000 (30%), respectively, as compared with that of the same periods in 1995. Also, as compared with the comparable periods in 1995, cost of food and beverage increased by $159,000 (102%) and $331,000 (96%), respectively for the three and six months ended June 30, 1996. These increases were primarily attributable to increased food and beverage sales. Furthermore, administrative and general expenses of the hotel, club and marina for the three and six months ended June 30, 1996 increased by approximately $219,000 (46%) and $697,000 (76%), respectively, as compared with the same periods in 1995. This increase was primarily attributable to increased sales and marketing costs and other costs of operating departments at the Grove Isle hotel, club and marina.

     Depreciation and amortization expense for the three and six months ended June 30, 1996 decreased by approximately $23,000 (7%) and $203,000 (26%), respectively, as compared with that of the same periods in 1995. This decrease was primarily the result of the sale of the Houston, Texas office building in April 1995.

     Interest expense for the three and six months ended June 30,1996 decreased by approximately $11,000 (5%) and $38,000 (8%), respectively, as compared with that of the same periods in 1995. This decrease was due to the Company's decreased level of debt from that of the prior year.

     General and administrative expense for the three months ended June 30,1996 increased by approximately $21,000 (16%) as compared with that of the comparable period in 1995. This increase was primarily due to increased professional fees. The change in general and administrative expense for the six months ended June 30, 1996 versus that of 1995 was not significant.

     Minority partners' interests in operating losses of consolidated entities for the three and six months ended June 30, 1996, as compared with the same periods in 1995, increased by approximately $57,000 (155%) and $206,000 (171%), respectively. This was primarily attributable to decreased operating income of HMG-Fieber Associates and increased operating losses of The Grove Towne Center-Texas, Ltd.


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


OTHER:
FUTURE ACCOUNTING CHANGES.

     The Company has adopted the provision of FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," in 1996. The adoption of FASB No. 121 has not had a material effect on the carrying value of the Company's long-lived assets.

     The Company does not presently intend in 1996 to adopt the fair value based method as encouraged by FASB No.123 "Accounting for Stock-Based Compensation". Accordingly, there will be no effect to the financial statements.


MATERIAL COMPONENTS OF CASH FLOWS

     For the six months ended June 30, 1996, net cash used in operating activities was approximately $1.2 million. This was primarily attributable to a net loss for the six month period of approximately $1.4 million less depreciation and amortization of approximately $571,000 plus gain from sales of marketable securities of approximately $279,000.

     For the six months ended June 30, 1996, net cash provided by investing activities was approximately $363,000. This consisted primarily of net proceeds from disposals of properties of $477,000 and net proceeds from sales of securities of $371,000. These sources of cash were partially offset by net contributions to unconsolidated entities of $192,000 and improvements of properties of $202,000.

     For the six months ended June 30, 1996, net cash provided by financing activities was approximately $579,000. This consisted primarily of additions to notes payable of $1.1 million less repayment of mortgages and notes payable of $312,000 and net distributions to minority partners of approximately $159,000.

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

          (a) There were no reports on Form 8-K filed for the quarter ended June 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           HMG/COURTLAND PROPERTIES, INC.







Dated:       August 11, 1996               /s/ Lawrence Rothstein
                                           ------------------------------------
                                           Lawrence Rothstein
                                           Senior Vice President





Dated:      August 11, 1996                /s/ Carlos Camarotti
                                           ------------------------------------
                                           Carlos Camarotti
                                           Vice President - Finance