Form 10QSB
period 1996-09-30
HMG COURTLAND PROPERTIES INC
filed 1996-11-12
CIK 311817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended      September 30, 1996

                                       OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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

     Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes _x_   No ____

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

1,166,835 Common shares were outstanding as of  October 31, 1996.

                         HMG/COURTLAND PROPERTIES, INC.

                                      Index


                                                                           PAGE
                                                                          NUMBER

PART I.   Financial Information

     Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets
     September 30, 1996 (Unaudited) and December 31, 1995                    1

     Condensed Consolidated Statements of Operations
     Three and Nine Months Ended September 30, 1996 and 1995 (Unaudited)     2

     Condensed Consolidated Statements of  Cash Flows
     Nine Months Ended September 30, 1996 and 1995 (Unaudited)               3

     Notes to Condensed Consolidated Financial Statements (Unaudited)        4

     Item 2.   Management's Discussion and Analysis of Financial             5
               Condition and Results of Operations

PART II.  Other Information

     Item 6.   Reports on Form 8-K                                           7

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    Part I Financial Information
                                                    Item I Financial Statements

                     (UNAUDITED)
                                                                             September,          December 31,
                                                                                1996                 1995
                        ASSETS
Investment Properties, net of accumulated depreciation:
  Commercial and industrial                                                 $  1,676,701         $  1,969,318
  Hotel and club facility                                                      8,438,884            8,971,370
  Yacht Slips                                                                  1,739,283            1,689,283
  Land held for development                                                    7,586,328            8,103,304
  Real estate development in progress                                          1,204,390            1,204,390
                                                                            ------------         ------------
           Total investment properties, net                                   20,645,586           21,937,665


Investments in and receivables from unconsolidated entities                    2,812,130            2,439,010
Notes and Advances Due From Related Parties                                    1,257,777            1,168,788
Cash and Cash Equivalents                                                      1,539,832            1,094,999
Other Assets                                                                   2,155,869            2,241,610
                                                                            ------------         ------------

                     TOTAL ASSETS                                           $ 28,411,194         $ 28,882,072
                                                                            ============         ============


          LIABILITIES & STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Expenses                                       $  2,410,723         $  2,254,024
Mortgages and Notes payable                                                   10,400,762            8,905,166
Other Liabilities                                                              1,532,968            1,421,131
                                                                            ------------         ------------

                  TOTAL LIABILITIES                                           14,344,453           12,580,321
                                                                            ------------         ------------

Minority interests                                                               237,923              613,643
                                                                            ------------         ------------

                 STOCKHOLDERS' EQUITY
Preferred Stock, no par value; 2,000,000 shares
   authorized; none issued
Common Stock, $1 par value; 1,500,000 shares authorized;
   1,245,635 shares issued and outstanding in 1996 and and 1995                1,245,635            1,245,635
Additional Paid-in Capital                                                    26,283,222           26,283,222
Undistributed gains from sales of real estate, net of losses                  32,400,345           31,637,177
Undistributed losses from operations                                         (45,103,922)         (42,481,464)
                                                                            ------------         ------------
                                                                              14,825,280           16,684,570

Less:  Treasury Stock, at cost (78,800 shares) in 1996 and 1995                 (996,462)            (996,462)
                                                                            ------------         ------------

              TOTAL STOCKHOLDERS' EQUITY                                      13,828,818           15,688,108
                                                                            ------------         ------------


      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 28,411,194         $ 28,882,072
                                                                            ============         ============

See notes to condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (UNAUDITED)                                    Three months ended                  Nine months ended
                                                                       September 30,                      September 30,
                                                                  1996              1995              1996             1995
                       REVENUES
  Rentals and related revenue                                 $   353,218       $   312,308       $   991,155       $ 1,534,685
  Hotel, club and marina revenues                               1,359,139           592,368         4,915,635         2,731,807
  (Loss) gain from sale of marketable securities                  (26,548)          450,431           252,908           501,517
  Interest from invested cash, dividends and other                 38,576            83,510           208,953           612,095
                                                              -----------       -----------       -----------       -----------
                    Total revenues                              1,724,385         1,438,617         6,368,651         5,380,104
                                                              -----------       -----------       -----------       -----------

                       EXPENSES
  Operating expenses:
     Rental Properties and other                                  410,046           238,193         1,014,286           979,619
     Hotel, club and marina expenses:
          Payroll and related expenses                            746,074           500,231         2,316,259         1,704,532
          Cost of food and beverage                               285,681            79,090           960,178           422,583
          Administrative and general expenses                     684,439           673,559         2,297,352         1,589,274
     Depreciation and amortization                                290,063           302,247           861,289         1,076,148
                                                              -----------       -----------       -----------       -----------
               Total operating expenses                         2,416,303         1,793,320         7,449,364         5,772,156

  Interest                                                        237,735           177,976           687,870           666,162
  Advisor's fee                                                   218,751           218,751           656,253           656,253
  General and administrative                                       89,566           125,962           333,839           374,296
  Directors' fees and expenses                                     19,583            20,146            48,913            51,341
  Minority partners' interests in operating
        (losses) gains of consolidated entities                    (3,345)          (59,869)          (88,808)           61,071
  Gains from unconsolidated entities                               (7,303)          (38,672)          (96,322)         (154,292)
                                                              -----------       -----------       -----------       -----------
                    Total expenses                              2,971,290         2,237,614         8,991,109         7,426,987
                                                              -----------       -----------       -----------       -----------

  Loss before sales of real estate                             (1,246,905)         (798,997)       (2,622,458)       (2,046,883)

  Gain on sales of real estate, net                               813,377         1,159,670           763,168         1,947,523
                                                              -----------       -----------       -----------       -----------

Net (loss) income                                             ($  433,528)      $   360,673       ($1,859,290)      ($   99,360)
                                                              ===========       ===========       ===========       ===========

Earnings (Loss) Per Common Share
(Based on 1,166,835 weighted average shares outstanding)      ($     0.37)      $      0.31       ($     1.59)      ($     0.09)
                                                              ===========       ===========       ===========       ===========


See notes to condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               (UNAUDITED)                                                            Nine months ended
                                                                                         September 30,
                                                                                   1996                1995
  Net loss                                                                     ($1,859,290)        ($   99,360)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation and amortization                                                 861,289           1,076,148
     Gain from unconsolidated entities                                             (96,322)           (154,292)
     Gain on sales of real estate, net                                            (763,168)         (1,947,523)
     Net gain from sales of marketable securities                                 (252,908)           (501,517)
     Minority partners' interest in operating (losses) gains                       (88,808)             61,071
     Changes in assets and liabilities:
       Decrease (increase) in other assets                                          46,032             (25,559)
       Increase in due from affiliates                                             (88,989)           (238,504)
       Increase (decrease) in accounts payable and accrued expenses                156,699            (676,489)
       Increase  in other liabilities                                              111,837             465,105
                                                                               -----------         -----------
    Total adjustments                                                             (114,338)         (1,941,560)
                                                                               -----------         -----------
    Net cash used in operating activities                                       (1,973,628)         (2,040,920)
                                                                               -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Aquisitions and improvements of properties                                    (235,441)         (2,751,055)
    Net proceeds from disposals of properties                                    1,953,110           8,871,113
    Net (contributions to) distributions from unconsolidated entities             (276,798)            152,173
    Net proceeds from sales and redemptions of securities                          344,330             664,041
    Purchases of investments in securities                                         (91,760)
                                                                               -----------         -----------
    Net cash provided by investing activities                                    1,693,441           6,936,272
                                                                               -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of mortgages and notes payables                                     (338,918)            700,000
    Additions to mortgages and notes payables                                    1,834,514          (5,855,923)
    Net distributions to minority partners                                        (770,576)         (3,024,768)
                                                                               -----------         -----------
    Net cash provided by (used in) financing activities                            725,020          (8,180,691)
                                                                               -----------         -----------


    Net increase (decrease) in cash and cash equivalents                           444,833          (3,285,339)

    Cash and cash equivalents at beginning of the period                         1,094,999           5,382,501
                                                                               -----------         -----------

    Cash and cash equivalents at end of the period                             $ 1,539,832         $ 2,097,162
                                                                               ===========         ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest (net of amounts capitalized)        $   688,000         $   666,000
                                                                               ===========         ===========


See notes to condensed consolidated financial statements

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 1995. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

     In September 1996, HMG-Fieber Associates sold its property located in Portland, Maine for $1.2 million and recognized a gain on the sale of approximately $1 million. The Company's portion of the gain was approximately $589,000.

     In September 1996, HMG-Fieber Associates sold its property located in West Springfield, Massachusetts for $460,000 and recognized a gain on the sale of approximately $376,000. The Company's portion of the gain was approximately $220,000.

                                      ( 4 )

Part I
Item 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
     Total revenues for the three and nine months ended September 30, 1996, as compared with the same periods in 1995, increased by approximately $286,000 (20%) and $989,000 (18%), respectively. Total expenses for the same comparable periods increased by approximately $734,000 (33%) and $1,564,000 (21%), respectively.

REVENUES
     Rentals and related revenue for the three and nine months ended September 30, 1996, as compared with the same periods in 1995, increased by approximately $41,000 (13%) for the three month periods and decreased by $544,000 (35%) for the nine month periods, respectively. The increase in the three month periods was primarily attributable to increased rental revenue from Fashion Square Partnership located near Jacksonville, Florida. The decrease in the nine month periods was primarily attributable to decreased rental revenue as the result of the sale of the office building located in Houston, Texas in April 1995, and decreased rental revenue from the HMG-Fieber retail stores.

     Hotel, Club and marina revenues consisted of hotel rooms revenue, food and beverage revenue, club membership dues and revenues from marina operations.

     For the three and nine months ended September 30, 1996, hotel, club and marina revenues increased by approximately $767,000 (129%) and $2,184,000 (80%), respectively, as compared to that of the same periods in 1995. This was primarily attributable to increased hotel occupancy and increased food and beverage sales.

     Gain from sale of marketable securities for the three and nine months ended September 30, 1996 decreased by approximately $477,000 (106%) and $249,000 (50%), as compared with the comparable periods in 1995. This was attributable to nonrecurring sales of marketable securities during the third quarter of 1995.

     Interest from invested cash, dividends and other income for the three and nine months ended September 30, 1996 decreased by approximately $45,000 (54%) and $403,000 (66%), respectively, as compared to that of the same periods in 1995. This was attributable primarily to decreased cash balances and invested cash.

EXPENSES
     Operating expenses of rental properties and other for the three and nine months ended September 30, 1996, as compared with the same period in 1995, increased by $172,000 (72%) and $35,000 (4%), respectively. This increase was primarily attributable to increased expenses relating to The Grove Towne Center
- Texas, Ltd. project. That project was abandoned in the fourth quarter of 1995 and real estate taxes and other operating costs are no longer being capitalized.

     Hotel, club and marina payroll and related expenses for the three and nine months ended September 30, 1996 increased by approximately $246,000 (49%) and $612,000 (36%), respectively, as compared with that of the same periods in 1995. Also, as compared with the same periods in 1995, cost of food and beverage increased by $207,000 (261%) and $538,000 (127%), respectively for the three and nine months ended September 30, 1996. These increases were primarily attributable to increased food and beverage sales. Furthermore, administrative and general expenses of the hotel, club and marina for the three and nine months ended September 30, 1996 increased by approximately $11,000 (2%) and $708,000 (45%), respectively, as compared with the same periods in 1995. This increase was primarily attributable to increased sales and marketing costs and other costs of operating departments at the Grove Isle hotel, club and marina.


                                      ( 5 )

Part I
Item 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (continued)


     Depreciation and amortization expense for the three and nine months ended September 30, 1996 decreased by approximately $12,000 (4%) and $215,000 (20%), respectively, as compared with that of the same periods in 1995. This decrease was primarily the result of the sale of the Houston, Texas office building in April 1995.

     Interest expense for the three and nine months ended September 30,1996 increased by approximately $60,000 (34%) and $22,000 (3%), respectively, as compared with that of the same periods in 1995. The increase in the three month periods was due to the non-capitalization of interest relating to abandonment of The Grove Towne Center - Texas project in the fourth quarter of 1995.

     General and administrative expense for the three and nine months ended September 30,1996 decreased by approximately $36,000 (29%) and $40,000 (11%) as compared with that of the comparable periods in 1995. This decrease was primarily due to decreased professional fees.

     Minority partners' interests in operating losses of consolidated entities for the three and nine months ended September 30, 1996, as compared with the same periods in 1995, decreased by $56,000 (94%) and increased by $150,000 (245%), respectively. The decrease in the three month periods was primarily due to a decrease in losses from Courtland Investments, Inc. The increase in the nine month periods was attributable to increased losses from The Grove Towne Center partnership.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's material commitments for capital expenditures include the completion of the shopping center in Jacksonville, Florida and required contributions relating to the Grove Isle hotel and club operations. The sources of funds for these projects are being provided from available cash and ultimately with construction and permanent financing.

     Maturities of debt obligations in 1996 are expected to be satisfied from refinancing available cash, sales of properties and operating revenue.


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


MATERIAL COMPONENTS OF CASH FLOWS

     For the nine months ended September 30, 1996, net cash used in operating activities was approximately $2 million. This was primarily attributable to a net loss for the nine month period of approximately $1.9 million less

                                      ( 6 )

Part I
Item 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (continued)


depreciation and amortization of approximately $861,000 plus gain from sales of marketable securities of approximately $253,000 and gain on sales of real estate of $763,000.

     For the nine months ended September 30, 1996, net cash provided by investing activities was approximately $1.7 million. This consisted primarily of net proceeds from disposal of properties of $2 million and net proceeds from sales of securities of $344,000. These sources of cash were partially offset by net contributions to unconsolidated entities of $277,000 and improvements of properties of $235,000 and investments in securities of $92,000.

     For the nine months ended September 30, 1996, net cash provided by financing activities was approximately $725,000. This consisted primarily of additions to notes payable of $1.8 million less repayment of mortgages and notes payable of $339,000 and net distributions to minority partners of approximately $771,000.



PART II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K

          (a) There were no reports on Form 8-K filed for the quarter ended September 30, 1996.



                                      ( 7 )

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     HMG/COURTLAND PROPERTIES, INC.







Dated:    November 14, 1996          /s/ Lawrence Rothstein
                                     ------------------------------------
                                     Lawrence Rothstein
                                     Senior Vice President





Dated:    November 14, 1996          /s/ Carlos Camarotti
                                     ------------------------------------
                                     Carlos Camarotti
                                     Vice President - Finance



                                      ( 8 )