Form 10KSB40
period 1996-12-31
HMG COURTLAND PROPERTIES INC
filed 1997-04-15
CIK 311817

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
(Mark One)

X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 1-7865

                         HMG/COURTLAND PROPERTIES, INC.
                 (Name of small business issuer in its charter)

              DELAWARE                                         59-1914299
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification Number)

    2701 S. Bayshore Drive, Coconut Grove, Florida               33133
         (Address of principal executive offices)              (Zip Code)

Issuer's telephone number, including area code: (305) 854-6803

Securities registered pursuant to Section 12(b) of the Act:
                                                     Name of each exchange
                 Title of each class                  on which registered
                Share of Common Stock,              American Stock Exchange
                Par value $1.00 per share

    Securities registered pursuant to Section 12(g) of the Act:
    None

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ x ]

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE
Total Number of Pages: 39                           Exhibit Index: Page No.: 38
                                   (continued)

State the issuer's revenues for the most recent fiscal year:
                                                    $7,895,124

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $2,255,199 based on the closing price of the stock as traded on the American Stock Exchange on March 21, 1997. (Excludes shares of voting stock held by directors, executive officers and beneficial owners of more than 10% of the Registrant's voting stock; however, this does not constitute an admission that any such holder is an "affiliate" for any purpose.)

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: 1,166,835 shares of common stock, $1 par value, as of March 21, 1997.

                                       (2)

                                     Part I.
Item 1.  Business.

HMG/Courtland Properties, Inc. (the "Company") invests in a portfolio of equity interests in commercial real estate. The Company was organized in 1972 and qualifies for taxation as a real estate investment trust ("REIT") under the Internal Revenue Code. The Company's present investment policy is to invest primarily in income producing commercial properties.

To implement its investment policy, the Company directly and through its subsidiaries has invested in improved properties and in the commercial development of unimproved properties held in its portfolio or acquired for that purpose.

The following table summarizes the Company's portfolio of real estate investments as of December 31, 1996:

                                                              Percent of
         Geographic Distribution                            Investments (1)
         Florida                                                    60%
         Texas                                                      34%
         Northeastern United States (2)                              6%
                                                                 -----
                                                                   100%
                                                                 =====

         Type of Property   (3)
         Undeveloped land                                           35%
         Hotel and club facility                                    41%
         Individual retail stores                                    5%
         Yacht slips                                                 9%
         Restaurants                                                10%
                                                                  ----
                                                                   100%
                                                                 =====
         -----------------

         (1) For each category, the aggregate of cost less accumulated depreciation divided by the aggregate of such investments in all real estate owned directly by the Company or by joint ventures in which the Company has a majority interest. The Company's minority interests in joint ventures are not included in the above.

         (2)  New York, Massachusetts, Maine and Vermont.

         (3)  Based on predominant present or intended use.

Reference is made to Item 12. Certain Relationships and Related Transactions for discussion of the Company's organizational structure and related party transactions.

Consolidated Entities.
Courtland Investments, Inc. ("CII"). The Company owns a 95% equity interest in CII (all non-voting). The other 5% equity interest (which is 100% of the voting interest) is held by Masscap Investment Company, Inc. ("MICI"), a wholly-owned subsidiary of Transco Realty Trust ("Transco") which is a 41% shareholder of the Company. CII owns equity interests in certain corporations and partnerships that

                                       (3)
are passive (non-operating) in nature. CII also owns controlling interests in certain operating entities. These entities are a partnership owning a 50 room hotel and private club (Grove Isle Associates, Ltd. "GIA"), a corporation which operates the hotel and club (Grove Isle Club Inc."GICI") (see discussion below regarding the change in operators of the hotel and private club in November 1996 ) and a joint venture owning the marina adjacent to the hotel and club (Grove Isle Yacht Club Associates "GIYCA"). The properties are located in Coconut Grove, Florida, and a more detailed description of each follows:

Grove Isle Associates, Ltd. ("GIA"). This limited partnership (owned 60% by CII and 40% by the Company) owns a 50 room hotel and private club facility (the "facility") located on 7 acres of a private island in Coconut Grove, Florida, known as "Grove Isle". In addition to the 50 hotel rooms, the facility includes public space, tennis courts, and a pool. GIA leased the facilities to GICI on a year to year basis for an annual base rent of $480,000. This rent is eliminated in consolidation. The facility is encumbered by a mortgage note payable with an outstanding balance of $4.3 million and $4.4 million as of December 31, 1996 and 1995, respectively.

In November 1996, GIA terminated its lease with GICI and entered into a long-term lease with an unrelated tenant, Westgroup Grove Isle Associates, Ltd. ("Westgroup"). GIA and GICI also entered into a Master Agreement with Westgroup whereby among other things Westgroup assumed the operations of the Grove Isle hotel and club.

The leased premises include all real property and all furniture, furnishings, fixtures, appliances and other equipment used in connection with the operation of the Grove Isle hotel, resort and membership club. The initial term of the lease is ten years and calls for annual net base rent of $880,000 plus real estate taxes and property insurance, payable in monthly installments. The lease also calls for an "initial payment" (as defined) of $1,000,000. The "initial payment" of $1,000,000 was paid by Westgroup to GIA on November 19, 1996 and the use of these funds is restricted in accordance with the Master Agreement between GIA and Westgroup. GIA is obligated to provide to Westgroup, upon receipt of required documentation, funds from the "initial payment" for capital improvements made to the Grove Isle property and operating shortfalls, as defined. In addition to the "initial payment" and base net rent, Westgroup shall also pay GIA participation rent consisting of a portion of Westgroup's operating surplus, as defined in the lease agreement. Participation rent is due at end of each lease year. In consideration for GICI relinquishment of its rights in and to the original lease with GIA, GIA agreed to pay to GICI the sum of $200,000 for each year that the Westgroup lease is in good standing and has also assigned to GICI the aforementioned participation rent due from Westgroup. This sum is payable annually commencing in November 1997.

Grove Isle Club, Inc. ("GICI"). This corporation operated the aforementioned hotel and club through November 18, 1996. The primary sources of revenues for this corporation were from room rentals, food and beverage sales and from member dues. As discussed above, beginning November 19, 1996 the operations of the Grove Isle Hotel and Club were assumed by Westgroup.

Grove Isle Yacht Club Associates ("GIYCA"). This partnership was the original developer of the 85 boat slips located at Grove Isle. As of December 31, 1996, forty-three slips remain unsold and are encumbered by the aforementioned $4.3 million mortgage note payable by GIA. GIYCA (through a 100% owned subsidiary) operates and maintains all aspects of the marina at Grove Isle in exchange for an annual maintenance fee from the slip owners to cover operational expenses.

                                       (4)

HMG-Fieber Associates ("Fieber"). HMG-Fieber Associates, a joint venture owned 65% by the Company and 35% by NAF Associates (NAF), a Connecticut general partnership, owns 13 retail stores. The stores are leased to Grossman's, Inc., a chain of home improvements stores, under net leases, most of which provide for minimum and percentage rental payments. As of December 31, 1996, the percentage of leases expiring in 1997, 1998, 1999 and after 1999 was 33%, 20%, 47% and 0%, respectively. Approximately half of these leases contain renewal options of at least five years.

Reference is made to Item 12. Certain Relationships and Related Transactions for further information regarding the failure of Mr. Gray and Mr. Fieber to disclose Mr. Gray's interest in NAF, the inquiry into that failure by a Special Committee appointed by the Board of Directors and the actions taken by the Board of Directors as a result of that inquiry.

In March 1997, Fieber sold its store located in Vestal, New York recognizing a gain to the venture of approximately $233,000.

In January 1997, Fieber sold its store located in Springfield, Massachusetts recognizing a gain to the venture of approximately $775,000.

In November 1996, Fieber sold its store located in Bangor, Maine recognizing a gain to the venture of approximately $181,000.

In November 1996, Fieber sold its store located in Ithaca, New York recognizing a gain to the venture of approximately $656,000.

In November 1996, Fieber sold its store located in Johnstown, New York recognizing a gain to the venture of approximately $347,000.

In September 1996, Fieber sold its store located in Portland, Maine recognizing a gain to the venture of approximately $1,007,000.

In September 1996, Fieber sold its store located in West Springfield, Massachusetts recognizing a gain to the venture of approximately $376,000.

In December 1995, Fieber sold its store located in Hartford, Connecticut recognizing a gain to the venture of approximately $122,000.

In March 1995, Fieber sold its store located in Norristown, Pennsylvania recognizing a gain to the venture of approximately $620,000.

In January 1995, Fieber sold its store located in Buzzards Bay, Massachusetts recognizing a gain to the venture of approximately $68,000.

The Grove Towne Center - Texas, Ltd. ("TGTC"). The Grove Towne Center-Texas, Ltd. is a limited partnership owned 65% by the Company (including a 1% general partnership interest by a wholly-owned subsidiary of the Company). The remaining 35% partnership interest is held by two unrelated entities.

TGTC was formed in 1994 for the purpose of developing an entertainment/value oriented retail center on a 41 acre site in suburban Houston, Texas. During the fourth quarter of 1995, TGTC decided not to go

                                       (5)
forward with the project as designed due to various factors including a dispute with a major tenant. In 1995 TGTC expensed approximately $4.2 million of previously capitalized predevelopment costs. Included in these costs were developer fees, interest and loan costs, real estate taxes, legal and professional fees, marketing/advertising and other leasing related costs. TGTC is presently exploring various options for the land. In December 1996, TGTC sold a .7 acre corner site for approximately $433,000 and recognized a gain to the Company of approximately $129,000. Subsequent to December 31, 1996, TGTC sold approximately 4 acres for approximately $1.1 million and recognized a gain to the Company of approximately $99,000.

South Bayshore Associates ("SBA"). SBA is a joint venture, formed in 1986 in which Transco Realty Trust (Transco) and the Company hold interests of 25% and 75%, respectively. The major asset of SBA is a demand note bearing interest at the prime rate from Transco with an outstanding balance as of December 31, 1996 and 1995 of approximately $425,000 and $420,000, respectively, in principal and accrued interest.

The Company holds a demand note (which is eliminated in consolidation) from SBA bearing interest at the prime rate plus 1% with an outstanding balance including accrued interest as of December 31, 1996 and 1995 of approximately $877,000 and $848,000, respectively, in principal and accrued interest.

HMG Fashion Square, Inc. This wholly-owned subsidiary has a 90% partnership interest in Fashion Square Partnership (the "partnership") formed in 1992 for the purpose of developing a shopping center located on approximately 11.5 acres near Jacksonville, Florida. As of December 1996, the shopping center is partially completed and being leased.

In March 1994, the partnership entered into a ground lease with a tenant which is an operator of a 7,000 square foot restaurant on the one acre parcel covered by the ground lease. The partnership agreed to contribute approximately $100,000 in improvements to the leased site. The initial term of the lease is ten years and calls for base rent of $60,000 per year with 10% increases each subsequent year. This property is encumbered by a mortgage loan of $300,000 which bears interest at 9.75% which matured in November 1996 and was extended to July 1997.

In November, 1994, the partnership entered into a ground lease with a tenant which is an operator of a restaurant. In 1995, this tenant completed construction of a restaurant on the 3/4 acres of land covered by the ground lease. The initial term of the lease is twenty years and calls for base rent of $60,000 per year with 12.5% increase every five years.

In the fourth quarter of 1996, the partnership entered into a lease with a tenant which is an operator of a restaurant. The leased premises, a 6,242 square foot restaurant, was constructed in 1996 and the partnership contributed $200,000 towards the cost of the restaurant. The initial term of the lease is ten years and calls for annual base rent of $80,000 for years one through five and $88,000 for years six through ten. The lease also calls for percentage rent of 3% of gross sales exceeding approximately $2.7 million for years one through five and $2.9 million for years six through ten. The lease also provides three five year renewal options for years eleven through twenty-five with escalating base rent.

HMG Sugargrove, Inc. This wholly-owned subsidiary owns approximately eight acres of land held for development located in Houston, Texas and is encumbered by a non-recourse mortgage loan which matured in February 1997 and was extended to February 1998. This loan, as amended, bears an annual rate of interest of 9.75% payable quarterly with principal payments of $16,000 due each February. The

                                       (6)
remaining principal balances as of December 31, 1996 and 1995 were approximately $165,000 and $182,000, respectively.

Insurance, Environmental Matters and Other.
In the opinion of management, all assets of the Company are adequately covered by insurance and the cost and effects of complying with environmental laws do not have a material impact on the Company's operations.

Other Transactions and Investments.

(a)  Sales of Property.

     Reference is made to the above sections of Item 1. Business and Item 6. Management's Discussion and Analysis or Plan of Operation for information concerning sales of properties.

(b)  Other Investments.

     Other Unconsolidated Investments of CII.
     T.G.I.F. Texas, Inc. (T.G.I.F.). CII owns 2,798,232 shares of common stock of T.G.I.F. Texas, Inc., a Texas publicly-held corporation (T.G.I.F.), (representing 49.31% of T.G.I.F. equity) with a carrying value of approximately $1.6 million. Mr. Wiener is a director and stockholder of T.G.I.F. T.G.I.F. is engaged in the business of net leasing properties in the Southern and Southwestern United States. As of December 31, 1996 and 1995, CII had outstanding loans due to T.G.I.F. of approximately $2,455,000 and $579,000, respectively. These loans are payable on demand and bear interest at the prime rate (8.25% as of December 31, 1996). Interest is payable annually in January. CII expects to repay these loans with proceeds from distributions of its investments.

     CII also owns investments primarily in the form of limited partnership interests in companies whose primary purpose is to make equity investments in growth oriented enterprises. The Company's ownership interest in these partnerships represents less than 3% of each partnership's ownership.

     Jack Baker 5th Avenue, Inc. CII and certain directors and officers of the Company, own an 85% interest in Jack Baker 5th Avenue, Inc. and its affiliates. CII has a 59% interest and certain directors and officers of the Company have a 41% interest. This company was a manufacturer's representative which discontinued operations in 1996. CII's investments in and loans to Jack Baker 5th Avenue, Inc., with a net carrying value of approximately $46,000 including accrued and unpaid interest, were written off as of December 31, 1996.

Competition.
The Company competes for suitable opportunities for real estate investments with other real estate investment trusts, foreign investors, pension funds, insurance companies and other investors. The Company also competes with other real estate investors and borrowers for available sources of financing.

In addition, to the extent the Company directly and through its subsidiaries leases properties, it must compete for tenants with other lessors offering similar facilities. Tenants are sought by providing modern, well-maintained facilities at competitive rentals. The Company has attempted to facilitate successful leasing of its properties by investing in facilities that have been developed according to the specifications of tenants and special local needs.

                                       (7)

Employees.
The Company has no employees other than officers who are not compensated for their services as such.

Advisory Agreement (the "Agreement").
Terms of the Agreement. Under the terms of the Agreement, amended and restated on June 15, 1988, Courtland Group, Inc. (the "Advisor") serves as the Company's investment advisor and, under the supervision of the directors of the Company, administers the day-to-day operations of the Company. All officers of the Company who are officers of the Advisor are compensated solely by the Advisor for their services. The Agreement is renewable annually upon the approval of a majority of the directors of the Company who are not affiliated with the Advisor and a majority of the Company's shareholders. The contract may be terminated at any time on 120 days' written notice by the Advisor or upon 60 days' written notice by a majority of the unaffiliated directors of the Company or the holders of a majority of the Company's outstanding shares.

Under the Agreement, as amended at the Company's 1992 annual meeting of shareholders, the Advisor is entitled to receive a monthly fee of $72,917. The Advisor is entitled to an annual incentive compensation equal to the sum of 10% of net realized capital gains and extraordinary items of income for that year and 10% of the amount, if any, by which net profits of the Company for such fiscal year exceeded 8% per annum of the Average Net Worth of the Company, as defined. The Advisor also is entitled to a monthly fee of 20% of the amount of any unrefunded commitment fees received by the Company with respect to mortgage loans and other commitments which the Company was not required to fund and which expired within the next preceding calendar month.

Advisory Fees. For the year ended December 31, 1996, the Company and its subsidiaries paid the Advisor $1,066,746 in fees, of which $875,000 represented regular compensation and $191,746 represented incentive compensation, including $26,548 paid by CII to the Advisor relating to capital gains realized by CII from sales of marketable securities. In 1995, the Advisor's regular compensation amounted to $875,000, while its incentive compensation amounted to $188,177, including $62,186 paid by CII to the Advisor relating to capital gains realized by CII from sales of marketable securities and capital gains from CII's investments in partnerships. The Advisor is also the manager for certain of the Company's affiliates and received fees of $30,000 and $44,000 in 1996 and 1995, respectively, for such services.

New Advisory Agreement. On April 4, 1997, the Board of Directors approved a new advisory agreement between the Company and HMG Advisory Corp. effective for a term commencing January 1, 1998 through December 31, 1998. This new advisory agreement is subject to, and will be submitted for approval by a majority of the shareholders of the Company at the 1997 annual meeting of shareholders, currently scheduled for June 27, 1997. The new advisory agreement will be substantially the same as the current advisory agreement but with a 25% reduction in the regular compensation paid to the new advisor.

HMG Advisory Corp. will be majority owned by Messrs. Wiener and Eyssell with the remaining shares owned by certain officers. The officers and directors of HMG Advisory Corp. are as follows: Maurice Wiener, Chairman of the Board and Chief Executive Officer; Lawrence I. Rothstein, President, Treasurer, Secretary and Director; Gustav S. Eyssell, Director; Carlos Camarotti, Vice President - Finance and Assistant Secretary; and Bernard Lerner, Vice President.

Item 2. Description of Property.
The principal executive offices of the Company and the Advisor are located at 2701 South Bayshore Drive, Coconut Grove, Florida, 33133, in premises furnished by the Advisor pursuant to the terms of the Agreement. Reference is made to Item
1. Business for a description of the Company's properties.

Item 3. Legal Proceedings.
None.

Item 4.  Submission of Matters to a Vote of  Security Holders.
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                       (8)

                                    Part II.


Item 5.  Market Price for Common Equity and Related Stockholder Matters.

The high and low per share sales prices of the Company's stock on the American Stock Exchange for each quarter during the past two years were as follows:

                                                        High              Low
             March         31, 1995                     8 1/8            7 1/2
             June          30, 1995                     8 3/8            7 3/4
             September     30, 1995                     8 1/8            7 3/4
             December      31, 1995                     8 1/2            7 1/2
             March         31, 1996                     7 3/4            7 1/4
             June          30, 1996                     7 1/4            6 7/8
             September     30, 1996                     6 7/8            6 1/2
             December      31, 1996                     6 3/8            4 5/8


The Company stopped paying dividends, beginning in the fourth quarter of 1990, in order to preserve its cash in light of the overall economic conditions and for future development opportunities. The Company's policy has been to pay such dividends as are necessary for it to qualify for taxation as a REIT under the Internal Revenue Code. The Company continues to meet all qualifications for taxation as a REIT.

As of March 21, 1997, there were 244 holders of record of the Company's common stock.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Discussion of Balance Sheet Items:

At December 31, 1996, the balance sheet reflected assets consisting primarily of equity interests in real estate investment properties and investments in unconsolidated entities. Liabilities at December 31, 1996 consisted principally of mortgages on individual properties.

Significant changes in specific balance sheet items between December 31, 1996 and 1995 are described below:

Assets:
Commercial and industrial properties increased from $2.0 million to $3.0 million, or $1.0 million. This was primarily due to additional construction of the shopping center located near Jacksonville, Florida.

The carrying value of the hotel and club facility decreased from $9.0 million to $8.1 million, or $900,000. This was primarily the result of depreciation.

Land held for development decreased from $8.1 million to $6.7 million, or $1.4 million, primarily as the result of sales of land located in Houston, Texas and Palm Bay, Florida.

Real estate development in progress decreased by $1.2 million primarily due to the substantial completion of a portion of the Fashion Square Shopping Center near Jacksonville, Florida.

                                       (9)

Investments in and receivables from unconsolidated entities increased from $2.4 million to $3.1 million or, approximately $700,000, primarily as a result of additional investments by CII in limited partnerships whose primary purpose is to make equity investments in growth-oriented enterprises.

Restricted cash increased by $1 million as the result of the initial payment received by Grove Isle Associates, Ltd. In connection with the lease agreement and master agreement entered into with Westgroup in November 1996. Reference is made to the above sections of Item 1. Business for discussion regarding the Grove Isle lease.

Liabilities and Minority Interests:
Mortgages and notes payable increased from $8.9 million to $10.1 million, or $1.2 million, primarily due to additional borrowing by CII from its 49% owned Company, TGIF Texas, Inc.

Other liabilities increased from $1.4 million to $2.1 million, or $700,000, primarily as the result of the $1 million restricted cash payment received from the new tenant at Grove Isle. (See Item 1. Business). This amount represents a prepayment to cover future capital improvements and cash operating shortfalls, etc.

Minority interests decreased $492,000 in 1996 from $614,000 to $122,000. This was primarily the result of distributions to minority partners in excess of gains recognized by minority partners.

Results of Operations:
For the year ended December 31, 1996, the Company reported a net loss of $2.1 million compared with a net loss of $3.5 million for the year ended December 31, 1995. Changes in specific revenues and expenses are discussed below.

Revenues:
1996 versus 1995:
Total revenues for the year ended December 31, 1996 as compared with that of 1995 increased by approximately $495,000 (or 7%). This was primarily due to increased revenues from the Grove Isle hotel, club and marina of approximately $1.7 million (or 38%). This increase in revenues was partially offset by decreased rental and related revenues of $526,000 (or 28%) primarily due to the sale of the Texas office building in April 1995, decreased gain from sales of marketable securities of $374,000 (or 28%) and decreased interest from invested cash, dividends and other of $302,000 (or 67%) (primarily due to decreased dividends from CII's 49% investment in TGIF Texas, Inc.).

Expenses:
1996 versus 1995:
Total expenses for the year ended December 31, 1996 as compared to that of 1995 decreased by $1.7 million (or 13%). The primary factors contributing to this decrease were (1) the non-recurring expenses relating to the abandonment of predevelopment costs of $4.2 million of The Grove Towne Center project in 1995,
(2) decreased minority partners' interest in operating losses of $1.2 million due to the aforementioned 1995 abandonment, and (3) increased operating cost of Grove Isle hotel and club of $1.4 million.

Total operating expenses of the Grove Isle hotel, club and marina increased $1.2 million (or 22%) in fiscal 1996 versus 1995. Cost of food and beverage increased by $472,000 (or 68%), payroll and related costs increased by $346,000 (or 14%), other operating costs increased by $616,000 (or 25%) primarily as the result of increased advertising and promotional costs of $263,000 and other expenses relating to the food and beverage operations of approximately $350,000.

                                      (10)

Net gain/(loss) on sale of real estate for the year ended December 31, 1996 consisted of the following:


                                                 Net gain (loss) after incentive
   Property Sold                                     Fee and minority interest
 HMG-Fieber retail stores in various states                   1,501,000
 Undeveloped land in Texas                                       40,000
 Undeveloped land in Florida                                    (55,000)
                                                             $1,486,000

Projected Operating Results:
The Company discontinued operating the Grove Isle property in November 1996. As a result of this the Company no longer generates hotel and club revenues, nor does it incur the related expenses. The Company's rental and related revenues in 1997 are expected to remain consistent with those of 1996.

Effect of Inflation:
Inflation affects the costs of operating and maintaining the Company's investments and the availability and terms of financing. In addition, rentals under certain leases are based in part on the lessee's sales and tend to increase with inflation, and certain leases provide for periodic adjustments according to changes in predetermined price indices.

Liquidity and Capital Resources:
The Company's material commitments primarily consist of maturities of debt obligations of approximately $4.7 million in 1997. The funds necessary to meet these obligations are expected from the proceeds of sales of properties, refinancing, distributions from investments and available cash. Included in the $4.7 million in maturing debt obligation is a note payable by CII to TGIF of approximately $2.5 million due on demand. CII intends to repay this obligation with funds available from distributions from investments. In addition, the Company intends to continue to seek opportunities for investment in income producing properties.

The Company's cash flow from operating activities was a deficit of approximately $3 million for the year ended December 31, 1996 versus a deficit of $5 million in 1995. The Company's cash flow from operating activities in 1997 is expected to improve over that of 1996 primarily as the result of discontinuing the operations of the Grove Isle facilities effective November 1996.

Material Changes in Operating, Investing and Financing Cash Flows:
Discussion of 1996 Changes.

For the year ended December 31, 1996, net cash provided by investing activities was approximately $3.4 million. This consisted primarily of net proceeds from disposals of properties of $4.3 million, less acquisitions and improvements of properties of $516,000 (primarily relating to Fashion Square Shopping Center near Jacksonville, Florida) and less additional investments made by CII in limited partnerships whose primary purpose is to invest in growth-oriented companies.

For the year ended December 31, 1996, net cash used in financing activities was approximately $105,000. This consisted of repayment of mortgages and notes payable of $1.1 million and distributions to minority partners of $1.3 million, partially offset by additional borrowings of $2.3 million (primarily from CII's 49%-owned affiliate).

                                      (11)

Item 7.  Consolidated Financial Statements

         Report of Independent Certified Public Accountants...................13

         Consolidated balance sheets December 31, 1996 and 1995...............14

         Consolidated statements of operations for the
         years ended December 31, 1996 and 1995...............................15

         Consolidated statements of stockholders' equity for
         the years ended December 31, 1996 and 1995...........................16

         Consolidated statements of cash flows for the
         years ended December 31, 1996, and 1995..............................17

         Notes to consolidated financial statements...........................18


                                      (12)

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of HMG/Courtland Properties, Inc.:

We have audited the accompanying consolidated balance sheets of HMG/Courtland Properties, Inc. and its subsidiaries (the "Company") as of December 31, 1996, and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1996, and 1995 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




BDO SEIDMAN, LLP
Miami, Florida

March 21, 1997



                                      (13)

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1996 AND 1995

                                                              December 31,       December 31,
                                                                  1996                1995
                    ASSETS                       Notes
Investment Properties, net of accumulated
 depreciation                                      2
  Commercial and Industrial                                    $3,044,789          $1,969,318
  Hotel and Club Facility                                       8,086,619           8,971,370
  Yacht Slips                                                   1,708,307           1,689,283
  Land Held for Development                                     6,712,173           8,103,304
  Real Estate Development in Progress                                               1,204,390
                                                              -----------         -----------
       Total investment properties, net                        19,551,888          21,937,665


Investments In and Receivables From
  Unconsolidated Entities                          3            3,088,925           2,439,010
Notes and Advances Due From Related Parties        4            1,396,068           1,168,788
Cash and Cash Equivalents                                       1,389,546           1,094,999
Cash  Restricted                                   9            1,000,000
Other Assets                                                    1,043,288           2,241,610
                                                              -----------         -----------

                 TOTAL ASSETS                                 $27,469,715         $28,882,072
                                                              ===========         ===========


      LIABILITIES & STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Expenses                          $1,621,924          $2,254,024
Mortgages and Notes payable                        5           10,084,395           8,905,166
Other Liabilities                                               2,072,319           1,421,131
                                                              -----------         -----------

              TOTAL LIABILITIES                                13,778,638          12,580,321
                                                              -----------         -----------


Minority interests                                                121,778             613,643
                                                              -----------         -----------

             STOCKHOLDERS' EQUITY                  7
Preferred Stock, no par value; 2,000,000 shares
   authorized; none issued
Common Stock, $1 par value; 1,500,000 shares
   authorized; 1,245,635 shares issued and
   outstanding                                                  1,245,635           1,245,635
Additional Paid-in Capital                                     26,283,222          26,283,222
Undistributed Gains From Sales of Real Estate,
   net of losses                                               33,123,339          31,637,177
Undistributed Losses From Operations                          (46,086,435)        (42,481,464)
                                                              -----------         -----------
                                                               14,565,761          16,684,570

Less:  Treasury Stock, at cost (78,800 shares)                   (996,462)           (996,462)
                                                              -----------         -----------

          TOTAL STOCKHOLDERS' EQUITY                           13,569,299          15,688,108
                                                              -----------         -----------


  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $27,469,715         $28,882,072
                                                              ===========         ===========

See notes to consolidated financial statements


                                      (14)

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                   Notes                    1996         1995
                   REVENUES
  Rentals and related revenue                                         $1,337,527         $1,863,539
  Hotel, club and marina revenues                                      6,154,686          4,458,476
  Gain from sale of marketable securities                                252,908            626,452
  Interest from invested cash, dividends and other                       150,003            451,832
                                                                     -----------        -----------
                Total revenues                                         7,895,124          7,400,299
                                                                     -----------        -----------

                   EXPENSES
  Operating expenses:
     Rental Properties and other                                       1,044,816          1,195,532
     Hotel, club and marina expenses:
          Payroll and related expenses                                 2,784,706          2,438,844
          Cost of food and beverage                                    1,170,471            697,967
          Administrative and general expenses                          3,083,577          2,467,839
     Advisor's fee                                         4             875,000            875,000
     General and administrative                                          544,124            481,373
     Directors' fees and expenses                                         69,248             71,863
     Abandonment of pre-development costs                  8                              4,224,531
     Depreciation and amortization                         2           1,152,085          1,348,401
                                                                     -----------        -----------
           Total operating expenses                                   10,724,027         13,801,350

  Interest expense                                                       958,944            825,078
  Minority partners' interests in operating
        losses of consolidated entities                                 (182,876)        (1,421,070)
                                                                     -----------        -----------
                Total expenses                                        11,500,095         13,205,358
                                                                     -----------        -----------

  Loss before sales of real estate                                    (3,604,971)        (5,805,059)

  Gain on sales of real estate, net                                    1,486,162          2,255,896
                                                                     -----------        -----------

Net loss                                                             ($2,118,809)       ($3,549,163)
                                                                     ===========        ===========

Loss Per Common Share
(Based on 1,166,835 weighted average shares outstanding)                  ($1.82)            ($3.04)
                                                                     ===========        ===========

See notes to consolidated financial statements

                                      (15)

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                       Undistributed
                                                                         Gains from    Undistributed
                                                                            Sales       Losses from                       Total
                                      Common Stock        Additional   of Real Estate,   Opera-     Treasury Stock     Stockholders'
                                  Shares       Amount      Paid-In     Net of Losses     tions      Shares    Cost        Equity
                                                           Capital

Balance as of January 1, 1995    1,245,635  $ 1,245,635   $26,283,222   $29,381,281  ($36,676,405)  78,800  ($996,462)  $19,237,271

Net Income (Loss)                                                         2,255,896    (5,805,059)                       (3,549,163)
                                 ---------  -----------   -----------   -----------  ------------   ------  ---------   -----------

Balance as of December 31, 1995  1,245,635    1,245,635    26,283,222    31,637,177   (42,481,464)  78,800   (996,462)   15,688,108

Net Income (Loss)                                                         1,486,162    (3,604,971)                       (2,118,809)
                                 ---------  -----------   -----------   -----------  ------------   ------  ---------   -----------

Balance as of December 31, 1996  1,245,635  $ 1,245,635   $26,283,222   $33,123,339  ($46,086,435)  78,800  ($996,462)  $13,569,299
                                 =========  ===========   ===========   ===========  ============   ======  =========   ===========



See notes to consolidated financial statements

                                      (16)

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                      1996                1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       ($2,118,809)        ($3,549,163)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                 1,152,085           1,348,401
     (Gain) loss  from unconsolidated entities                       (20,856)             34,139
     Gain on sales of real estate, net                            (1,486,162)         (2,255,896)
     Abandonment of pre-development costs                                              1,902,914
     Net gain from sales of marketable securities                   (252,908)           (626,452)
     Minority partners' interest in operating losses                (182,876)         (1,421,070)
     Changes in assets and liabilities:
       Decrease (increase) in other assets                         1,146,077            (301,265)
       Increase in due from affiliates                              (227,280)           (303,433)
       Decrease in accounts payable and accrued expenses            (632,100)           (170,516)
       (Decrease) increase in other liabilities                     (348,812)            308,263
                                                                 -----------         -----------
    Total adjustments                                               (852,832)         (1,484,915)
                                                                 -----------         -----------
    Net cash used in operating activities                         (2,971,641)         (5,034,078)
                                                                 -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Aquisitions and improvements of properties                      (516,009)         (1,643,646)
    Net proceeds from disposals of properties                      4,264,004           9,923,385
    Net (contributions to) distributions from
      unconsolidated entities                                       (629,059)            213,396
    Net proceeds from sales and redemptions of securities            344,424             795,028
    Purchases of investments in securities                           (91,995)            (32,211)
                                                                 -----------         -----------
    Net cash provided by investing activities                      3,371,365           9,255,952
                                                                 -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of mortgages and notes payables                     (1,073,498)         (5,886,683)
    Additions to mortgages and notes payables                      2,252,727             700,000
    Net distributions to minority partners                        (1,284,406)         (3,322,693)
                                                                 -----------         -----------
    Net cash used in financing activities                           (105,177)         (8,509,376)
                                                                 -----------         -----------


    Net increase (decrease) in cash and cash equivalents             294,547          (4,287,502)

    Cash and cash equivalents at beginning of the period           1,094,999           5,382,501
                                                                 -----------         -----------

    Cash and cash equivalents at end of the period               $ 1,389,546         $ 1,094,999
                                                                 ===========         ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                       $   959,000         $ 1,112,000
                                                                 ===========         ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:

As more fully described in Note 9, the Company leased its Grove
Isle Facility in November 1996 and received an initial payment
(as defined) of $1,000,000. The use of these funds is restricted per agreement and accordingly this amount has been recorded as restricted cash and included in other liabilities.


See notes to consolidated financial statements

                                      (17)

                 HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 and 1995


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation. The consolidated financial statements include the accounts of HMG/Courtland Properties, Inc. (the "Company") and entities in which the Company owns a majority voting interest or controlling financial interest. Investments in which the Company does not have a majority voting or financial controlling interest are accounted for under the equity method of accounting , even though the Company may have a majority interest in profits and losses. All material transactions with consolidated and unconsolidated entities have been eliminated in consolidation or as required under the equity method.

The Company's consolidated subsidiaries are described below:

Courtland Investments, Inc. ("CII"). A 95% owned corporation which owns 100% of Grove Isle Club, Inc. (through its wholly-owned subsidiary), 60% general partnership interests in Grove Isle Associates, Ltd., and a 100% interest in Grove Isle Yacht Club Associates. These entities are described below.

CII's other assets primarily consist of investments recorded under the equity method of accounting (See Note 3.)

Grove Isle Associates, Ltd. ("GIA"). This limited partnership owns a 50 room, hotel and private club facility located on approximately 7 acres of a private island in Coconut Grove, Florida known as Grove Isle. (See Note 9).

Grove Isle Club, Inc. ("GICI"). This corporation operated the hotel and club of GIA until November 1996. Its primary sources of revenue were from room rentals, food and beverage sales and from membership dues. GICI ceased operating the hotel and club upon termination of its lease with GIA and a new lease with Westgroup Grove Isle Associates, Ltd. In future years, GICI's revenue will primarily consist of the amounts received in consideration for the relinquishment of its lease of the Grove Isle property (See Note 9).

Grove Isle Yacht Club Associates ("GIYCA"). This partnership was the original developer of the 85 boat slips located at Grove Isle of which 43 remain unsold. GIYCA and its wholly-owned subsidiary operate all aspects of the Grove Isle marina.

The Grove Towne Center - Texas, Ltd. A 65% owned limited partnership having a wholly-owned subsidiary of the Company as its sole general partner. This partnership was formed in 1994 for the purposes of developing an entertainment/value-oriented retail center on a 41 acre site in suburban Houston, Texas. During the fourth quarter of 1995, the partnership decided not to go forward with the project as designed due to various factors including a dispute with a major tenant. Accordingly, the partnership expensed approximately $4.2 million of previously capitalized pre-development costs in 1995. The partnership is presently exploring various options for the land. (See Note 8).

South Bayshore Associates. A 75% owned venture of which the major asset is a receivable from the Company's venture partner.

HMG - Fieber Associates. A 65% owned venture of which the major assets are commercial properties located in the northeastern United States. (See Note 4).


                                      (18)

HMG Sugargrove, Inc. A wholly-owned Texas corporation of which the major asset is an 8 acre parcel of land in Houston, Texas, held for development.

T.E.H.H. Corp. A wholly-owned Texas corporation of which the major asset is a 99% limited partnership interest in CourTrust Palm Bay, Ltd. which owns 1.5 acres of undeveloped land in Palm Bay, Florida. In the first quarter of 1996, the land was sold and the Company recognized a net loss of approximately $54,000. T.E.H.H. and CourTrust Palm Bay, Ltd. were dissolved in 1996.

HMG Fashion Square, Inc. A wholly-owned Florida corporation of which the major asset is a 90% partnership interest in Fashion Square Partnership which owns a shopping center on an 11.5 acre site in Jacksonville, Florida. As of December 31, 1996, this shopping center has three tenants each operating restaurants. The remaining portion of the center is anticipated to be leased or developed.

Unconsolidated entities are discussed in Note 3.

The following table summarizes the Company's portfolio of real estate investments as of December 31, 1996:


                                                              Percent of
         Geographic Distribution                             Investments (1)

         Florida                                                    60%
         Texas                                                      34%
         Northeastern United States (2)                              6%
                                                                 ------
                                                                   100%
                                                                 ======

         Type of Property   (3)
         Undeveloped land                                           35%
         Hotel and club facility                                    41%
         Individual retail stores                                    5%
         Yacht slips                                                 9%
         Restaurants                                                10%
                                                                  -----
                                                                   100%
                                                                 ======

         -----------------

         (1) For each category, the aggregate of cost less accumulated depreciation divided by the aggregate of such investments in all real estate owned directly by the Company or by joint ventures in which the Company has a majority interest. The Company's minority interests in joint ventures are not included in the above.

         (2)   New York, Massachusetts, Maine and Vermont.

         (3)   Based on predominant present or intended use.

Preparation of Financial Statements.
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                      (19)

Income Taxes. The Company qualifies as a real estate investment trust and distributes its taxable operating income to stockholders in conformity with requirements of the Internal Revenue Code. In addition, net operating losses can be carried forward to reduce future taxable income but cannot be carried back. The Company intends to distribute any of its future taxable operating income and is not taxed on the amounts distributed. Distributed capital gains on sales of real estate are not subject to taxes; however, undistributed capital gains are taxed as capital gains. State income taxes are not significant.

Any benefit from or provisions for income taxes relates solely to taxable losses or income of CII which is not consolidated with the Company for income tax purposes and accordingly files a separate tax return. Refer to Note 6 for further disclosure on income taxes.

Depreciation and Amortization. Depreciation of properties held for investment is computed using the straight-line method over the estimated useful lives of the properties, which range up to 39.5 years. Deferred mortgage and leasing costs are amortized over the shorter of the respective term of the related indebtedness or life of the asset. Depreciation expense for the years ended December 31, 1996, and 1995 was approximately $1,099,000, and $1,052,000, respectively. Amortization expense for the years ended December 31, 1996 and 1995 was $53,000 and $296,000, respectively.

Fair Value of Financial Instruments. The carrying value of financial instruments including investments in and receivables from unconsolidated entities, notes and advances due from related parties, accounts payable and accrued expenses and mortgages and notes payable approximate their fair values at December 31 1996.

Investment Properties. The Company reviews the carrying values of its investment properties for possible impairment whenever events or changes in circumstances indicate that the true carrying amount of the asset may not be recoverable. Any long-lived assets held for sale are reported at the lower of their carrying amounts or fair values less cost to sell.

Earnings (Loss) Per Common Share. Earnings (loss) per share are computed based upon the weighted-average number of shares outstanding during the period. Stock options outstanding did not have a dilutive effect or were immaterial in all years presented. The weighted average number of common shares outstanding for all of the years presented was 1,166,835.

Gain on Sales of Real Estate. Gain on sales of real estate has been reduced, where applicable, by minority partners' interest in the gain of $975,000 and $540,000 and advisor's incentive fees of $165,000 and $106,000 for the years ended December 31, 1996 and 1995, respectively.

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash and cash equivalent.

Restricted Cash. Restricted cash consists of the $1 million "initial payment" received by Grove Isle Associates, Ltd. (GIA), in connection with the lease of the Grove Isle Facility (see Note 9). The use of these funds is restricted in accordance with the Master Agreement between GIA and its tenant Westgroup. GIA is obligated to provide to Westgroup, upon receipt of required documentation, necessary funds drawn from the "initial payment" for capital improvements and to cover any operating shortfalls, as defined.

Reclassifications. Certain amounts in prior year's consolidated financial statements have been reclassified to conform to the current year's presentation.

                                      (20)

Minority Interest. Minority interest represents the minority partners' proportionate share of the equity of the Company's majority owned subsidiaries.


                                                                                       1996                   1995
Minority interest balance at beginning of year                                       $614,000             $4,817,000
Reduction of minority interest due to dissolution of
Partnership                                                                                --              (621,000)
Minority partners' interest in operating gains of consolidated
subsidiaries                                                                        (183,000)            (1,421,000)
Minority partners' interest in net gain on sales of real estate
of consolidated subsidiaries                                                          975,000                540,000
Distributions to minority partners, net of contributions and
note receivable from minority partner                                             (1,297,000)            (2,714,000)
Other                                                                                  13,000                 13,000
                                                                                   ----------             ----------
Minority interest balance at end of year                                             $122,000               $614,000
                                                                                     ========               ========


Long-Lived Assets. The Company adopted the provision of FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," in 1996. The adoption of FASB No. 121 did not have a material effect on the carrying value of the Company's long-lived assets.

Stock-Based Compensation. In October 1995, FASB issued SFAS No. 123, "Accounting for Stock- Based Compensation." SFAS No. 123 establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company did not adopt the fair value based method but instead will disclose the proforma effects of the calculation required by the statement.

Revenue Recognition. The Company is the lessor of various real estate. All of the lease agreements are classified as operating leases and accordingly all rental revenue is recognized as earned based upon total fixed cash flow over the initial term of the lease, using the straight line method. Percentage rents are based upon tenant sales levels for a specified period. Reimbursed expenses for real estate taxes, common area maintenance, utilities and insurance are recognized in the period in which the expenses are incurred, based upon the provisions of the tenant's lease.

                                      (21)

2. INVESTMENT PROPERTIES
The components of the Company's properties and the related accumulated depreciation information follow:

                                                                  December 31, 1996
                                                                      Accumulated
                                                     Cost            Depreciation        Net
Commercial and Industrial Properties
Land                                                $1,365,282                            $1,365,282
Buildings and improvements                           3,309,092          1,629,585          1,679,507
                                                     ---------          ---------          ---------
                                                     4,674,374          1,629,585          3,044,789
                                                     ---------          ---------          ---------
Hotel and Club Facility
Land                                                 1,338,518                             1,338,518
Hotel/ club facility and improvements                6,890,309          1,147,028          5,743,281
Furniture, fixtures & equipment                      2,196,131          1,191,311          1,004,820
                                                     ---------          ---------          ---------
                                                    10,424,958          2,338,339          8,086,619
                                                    ----------          ---------          ---------

Yacht Slips                                          1,708,307                             1,708,307
                                                     ---------          ---------          ---------

Land Held for Development                            6,712,173                             6,712,173
                                                     ---------          ---------          ---------

                                       Total       $23,519,812         $3,967,924        $19,551,888
                                                   ===========         ==========        ===========

                                                                  December 31, 1995
                                                                      Accumulated
                                                     Cost            Depreciation        Net
Commercial and Industrial Properties
Land                                                $1,092,868                            $1,092,868
Buildings and improvements                           2,840,421         $1,963,971            876,450
                                                     ---------          ---------            -------
                                                     3,933,289          1,963,971          1,969,318
                                                     ---------          ---------          ---------
Hotel and Club Facility
Land                                                 1,338,518                             1,338,518
Hotel/ club facility and improvements                6,930,547            702,823          6,227,724
Furniture, fixtures & equipment                      2,077,087            671,959          1,405,128
                                                     ---------            -------          ---------
                                                    10,346,152          1,374,782          8,971,370
                                                    ----------          ---------          ---------

Yacht Slips                                          1,689,283                             1,689,283
                                                     ---------          ---------          ---------

Land Held for Development                            8,103,304                             8,103,304
                                                     ---------          ---------          ---------

Real Estate Development in Progress
Shopping center (Jacksonville, FL)                   1,204,390                             1,204,390
                                                     ---------          ---------          ---------

                                       Total       $25,276,418         $3,338,753        $21,937,665
                                                   ===========         ==========        ===========

                                      (22)

3.  INVESTMENTS IN AND RECEIVABLES FROM UNCONSOLIDATED ENTITIES

As of December 31, 1996, the Company's investments in and receivables from unconsolidated entities primarily consisted of CII's 49% equity interest in T.G.I.F. Texas, Inc. (T.G.I.F.) and CII's other investments.

CII owns 49% of the outstanding common stock of T.G.I.F., a publicly-held Texas corporation engaged in the business of owing net leased properties in Texas and Louisiana, which is accounted for under the equity method. CII's other investments primarily consist of investments in four partnerships whose primary purpose is to make equity investments in growth oriented enterprises. CII's ownership interest in each of these partnerships is less than 3%. The carrying values of all investments in and receivables from unconsolidated entities are carried at the lower of cost or market.


                             Carrying Values as of December 31,
Description                      1996                1995
T.G.I.F. Texas, Inc.          $1,669,180          $1,656,131
Various Others                 1,419,745             782,879
                              ----------          ----------
                              $3,088,925          $2,439,010
                              ==========          ==========


4.  NOTES AND ADVANCES DUE FROM AND TRANSACTIONS WITH RELATED PARTIES

The Company has an agreement (the "Agreement") with Courtland Group, Inc. (the "Advisor") for its services as investment advisor and administrator of the Company's affairs. All officers of the Company who are officers of the Advisor are compensated solely by the Advisor for their services. The Agreement is renewable annually upon the approval of a majority of the directors of the Company who are not affiliated with the Advisor and a majority of the Company's shareholders. The contract may be terminated at any time on 120 days written notice by the Advisor or upon 60 days written notice by a majority of the unaffiliated directors of the Company or the holders of a majority of the Company's outstanding shares.

Under the Agreement, as amended at the Company's 1992 Annual Meeting of Shareholders, the Advisor is entitled to receive a monthly fee of $72,917. The Advisor is entitled to a monthly fee of 20% of the amount of any unrefunded commitment fees received by the Company with respect to mortgage loans and other commitments which the Company was not required to fund and which expired within the next preceding calendar month. The Advisor is also entitled to an annual incentive compensation equal to the sum of 10% of net realized capital gains and extraordinary items of income for that year and 10% of the amount, if any, by which net profits of the Company for such fiscal year exceeded 8% per annum of the Average Net Worth of the Company, as defined.

During 1996 and 1995, $1,067,000 and $1,063,000, respectively, was earned by the Advisor as advisory fees of which approximately $192,000 and $188,000, respectively, were for incentive compensation. The Advisor also received management fees from certain affiliates of the Company in the amount of approximately $30,000 and $44,000 in 1996 and 1995, respectively.

At December 31, 1996, the Company had amounts due from the Advisor of $417,000 and $194,000, respectively. These amounts bear interest at prime plus 1% and are due on demand.


                                      (23)

During 1988, the Company sold its interest in a 49% owned real estate investment company to Transco Realty Trust (Transco), a publicly-held 41% shareholder of the Company. The Company has notes receivable and convertible debentures due from this real estate investment company. The notes totaling $236,235 bear interest at prime plus 2% and are due on demand, and the debentures totaling $318,035 bear interest at 8% and matured in 1996. The debentures maturity date is presently being negotiated. In 1991, the Company began recognizing interest income on these notes as payments are received. No payments were received in 1996 and 1995.

The Company also has a note receivable from Transco of $300,000 plus accrued interest of $125,000 and $120,000 as of December 1996 and 1995, respectively. This note bears interest at the prime rate and is due on demand.

Mr. Wiener, Chairman of the Company, is an 18% shareholder and an officer and director of T.G.I.F. Texas, Inc., a 49% owned affiliate of CII (See Note 3). As of December 31, 1996, T.G.I.F. has amounts due from Mr. Wiener in the amount of approximately $60,000. These amounts are due on demand and bear interest at the prime rate. Furthermore, the Advisor receives a management fee of $18,000 per year from T.G.I.F. In December 1996, T.G.I.F. purchased 10,000 shares of the Company's stock at $5 per share, the market value at the time.

In 1992, CII and certain directors and officers of the Company, acquired a 27% interest in Jack Baker 5th Avenue, Inc. and its affiliates. In 1993, that 27% interest was increased to 85% in which CII has a 59% interest and certain directors and officers of the Company have a 41% interest. In 1996, CII wrote off the remaining balance of its investment in and loans from Jack Baker in the amount of approximately $46,000.

In October 1996, it was brought to the Company's attention that Mr. Lee Gray (then President, Treasurer and Director of the Company, "Gray") failed to disclose his interest, through a partnership of his and his sister's, in a 35% joint venture partner in HMG-Fieber Associates. Additionally, another director (Mr. Norman Fieber, "Fieber"), who had an interest in the joint venture partner, failed to disclose Gray's interest in such partnership. In November 1996, the Company appointed a Special Committee of the Board to review Gray's and Fieber's failure to disclose the interest in the joint venture partner. During the course of the inquiry it was discovered that Gray also failed to disclose an interest in the Company's 66 2/3% joint venture partner in another joint venture which operated through 1992. Based on the report of the Special Committee in March 1997, the Board concluded that Gray and Fieber breached their fiduciary duties to the Company by failing to disclose Gray's interest in the joint ventures. The Board removed Gray as President and Treasurer of the Company and is claiming damages up to approximately $1.1 million. Both Gray and Fieber refused to resign as directors of the Company. The Board has determined that neither of them will be nominated for re-election as directors. No amount of the claim has been included in the accompanying financial statements.

                                      (24)

5. NOTES, MORTGAGES AND OTHER PAYABLES

                                                                                             December 31,
                                                                                   1996                        1995
Collateralized by Investment Properties (Note 2)

Land Held for Development:

   Mortgage loan payable, interest at 9% payable
   quarterly with quarterly principal payments of
   $12,776, matures July 1998.                                                  $1,088,955                  $1,385,453

   Mortgage loan payable, interest at 1% over prime
   (9.25% at December 31, 1996) payable monthly.
   Principal due at maturity on July 1997.                                         890,000                   1,040,000

   Mortgage loan payable, interest at prime plus
   1.75% (10% at December 31, 1996) payable
   monthly with all principal due June 1997.                                       431,104                     431,104

   Mortgage loan payable, interest fixed at 9.75%
   payable quarterly with principal payments of
   $15,867 due each February 1st and a balloon
   payment due February 1998.                                                      165,033                     180,900

   Mortgage loan payable, interest at prime plus 1.75%
   (10% at December 31, 1996) payable monthly. The
   balance of the outstanding principal was paid in December 1996.                      --                     500,000

   Note Payable to bank, interest at the prime rate
   plus 1% (9.25% as of December 31, 1996).
   Balance of outstanding principal and accrued
   interest matured and was paid in January 1997.                                  350,000                          --

Joint Venture owning retail centers:

   Mortgage loan payable requiring monthly
   payments of principal and interest of $2,895 at
   10% interest rate.
   Note matured in 1984 (1).                                                        62,852                      89,790

Partnerships owning hotel and club facility and Yacht Slips:
   Mortgage loan payable with interest at prime plus 2% (10.5%)
   at December 31, 1996. Payments of interest only through June
   1995, thereafter, 20 year amortization of principal with all
   outstanding principal due September 2000.                                     4,322,601                   4,398,320
                                                                                ----------                  ----------
Balance brought forward:                                                        $7,310,545                  $8,025,567
                                                                                ----------                  ----------


                                      (25)


                                                                                              December 31,
                                                                                  1996                          1995

Balance brought forward:                                                        $7,310,545                  $8,025,567

Limited partnership owning ground lease:

   Mortgage loan payable interest fixed at 9.75%
   payable monthly with principal due at
   maturity in November 1997.                                                      300,000                     300,000

   Note payable to individual with interest rate fixed
   at 8%.  Payment of principal and interest
   quarterly, with maturity in May 1998.                                            18,538                          --

Other:

   Note payable to affiliate, interest at prime (8.25%
   at December 31, 1996) payable annually in
   January. Principal outstanding due on demand.                                 2,455,312                     579,599
                                                                                ----------                 -----------
                                                                               $10,084,395                  $8,905,166
                                                                               -----------                  ----------


(1) The Company has continued to make principal and interest payments on this mortgage. No request for full payment has been made by the lender.

                                      (26)

A summary of scheduled principal repayments or reductions for all types of notes and mortgages payable is as follows:

           Year ending December 31,                          Amount
                    1997                                   $4,669,797
                    1998                                    1,270,975
                    1999                                      103,778
                    2000                                    4,039,845
                    2001                                           --
                                                          -----------
                                Total                     $10,084,395
                                                          ===========

The 1997 principal repayments are expected to be satisfied with proceeds from sales of real estate, distributions from investments, available cash or such debt may be refinanced.

6.  INCOME TAXES

The Company's income tax benefit or provision is solely attributable to CII which files a separate tax return. Deferred tax assets and liabilities reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by income tax law. A valuation allowance is recognized to reduce deferred tax assets to the amounts more likely than not to be realized. As of December 31, 1996 and 1995, the components of the deferred tax assets and liabilities are as follows:

                                              As of December 31, 1996               As of December 31, 1995
                                                   Deferred tax                           Deferred tax
                                            Assets            Liabilities           Assets          Liabilities
Net operating loss carryforward          $ 3,104,000                             $ 1,619,000

Membership dues deferred for
book purposes and recognized
   when received for tax purposes                                                    174,000

Excess of book basis of 49%-owned
   corporation over tax basis                                $   142,000                            $   137,000

Excess of tax basis of 49%-owned
   corporation over book basis                                                       115,000

Other                                        196,000              55,000             127,000             43,000

Valuation allowance                       (3,103,000)                             (1,855,000)
                                         -----------         -----------         -----------        -----------

Totals                                   $   197,000         $   197,000         $   180,000        $   180,000
                                         ===========         ===========         ===========        ===========


The change in the valuation allowance between December 31, 1996 and 1995 was an increase of $1,248,000.

There is no provision or benefit necessary for income taxes for the years ended December 31, 1996 and 1995.


                                      (27)

7.  STOCK-BASED COMPENSATION

At December 31, 1996, the Company has a fixed stock option plan which is described below. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for the plan. Under APB Opinion 25, if the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation is recognized.

In July 1991, the shareholders approved the 1990 Stock Option Plan (which expires in 2001) for the issuance of options to the officers and directors of the Company. Under the 1990 Plan, options were authorized to be granted to purchase 120,000 common shares at no less than 100% of the fair market value at the date of grant. Options may be exercised at any time within ten years from the date of grant and are not transferable. Options expire upon termination of employment, except to a limited extent in the event of retirement, disability or death of the optionee.

FASB Statement 123, Accounting for Stock-Based Compensation, requires the Company to provide proforma information regarding net income and net income per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in FASB Statement 123. There were no options granted during the years ended December 31, 1996 and 1995, and therefore, under the accounting provisions of FASB Statement 123, the Company's net loss and loss per share did not differ.

A summary of the status of the Company's fixed stock option plan as of December 31, 1996 and 1995, and changes during the years ending on those dates are presented below:


                                              As of December 31, 1996                  As of December 31, 1995

                                                             Weighted-                                 Weighted-
                                                              Average                                   Average
                                                              Exercise                                 Exercise
                                            Shares             Price                 Shares              Price

Outstanding at beginning of year            105,000            $5.20                105,000              $5.20
Granted                                       --                 --                    --                 --
Exercised                                     --                 --                    --                 --
Forfeited                                     --                 --                    --                 --

---------------------------------------------------------------------------------------------------------------------

Outstanding at end of year                  105,000            $5.20                105,000              $5.20

---------------------------------------------------------------------------------------------------------------------

Options exercisable at year-end             105,000            $5.20                105,000              $5.20
Weighted average fair value of                --                 --                    --                 --
  options granted during the year
---------------------------------------------------------------------------------------------------------------------

                                      (28)

The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                            Options Outstanding                                             Options Exercisable
---------------------------------------------------------------------------         -----------------------------------
                                           Weighted-
                                            Average
                          Number           Remaining          Weighted-                  Number          Weighted-
     Range of         outstanding at      Contractual          Average                Exercisable         Average
  Exercise Prices        12/31/96             Life         Exercise Price             at 12/31/96      Exercise Price
------------------- ------------------- ----------------  -----------------        ---------------- ------------------

   $3.75 - $5.50          105,000             3.9               $5.20                   105,000            $5.20

8.  ABANDONMENT OF PRE-DEVELOPMENT COSTS

During the fourth quarter of 1995, the Grove Towne Center-Texas, Ltd. decided not to go forward with the project as designed due to various factors including a dispute with a major tenant. Accordingly, in 1995 the partnership expensed approximately $4.2 million of previously capitalized pre-development costs. Included in the $4.2 million of pre-development costs were developer fees and expenses, interest and loan costs, real estate taxes, legal and professional fees, marketing/advertising and other leasing-related costs.

9.  LEASE OF GROVE ISLE FACILITY

In November 1996, GIA terminated its lease with GICI and entered into a long-term lease with an unrelated tenant, Westgroup Grove Isle Associates, Ltd. ("Westgroup"). GIA and GICI also entered into a Master Agreement with Westgroup whereby among other things Westgroup assumed the operations of the Grove Isle hotel and club.

The leased premises include all real property and all furniture, furnishings, fixtures, appliances and other equipment used in connection with the operation of the Grove Isle hotel, resort and membership club. The initial term of the lease is ten years and calls for annual net base rent of $880,000 plus real estate taxes and property insurance, payable in monthly installments. The lease also calls for an "initial payment" (as defined) of $1,000,000. The "initial payment" of $1,000,000 was paid by Westgroup to GIA on November 19, 1996 and the use of these funds is restricted in accordance with the Master Agreement between GIA and Westgroup. GIA is obligated to provide to Westgroup, upon receipt of required documentation, necessary funds drawn from the "initial payment" for capital improvements made to the Grove Isle property and to cover any operating shortfalls, as defined. In addition to the initial payment and net base rent, Westgroup shall also pay GIA participation rent consisting of a portion of Westgroup's operating surplus, as defined in the lease agreement. Participation rent is due at end of each lease year. In consideration for GICI, relinquishment of its rights in and to the original lease with GIA, GIA agreed to pay to GICI the sum of $200,000 for each year that the Westgroup lease is in good standing and has also assigned to GICI the aforementioned participation rent due from Westgroup. This sum is payable annually commencing in November 1997.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. There has not been any disagreement with the Company's accountants withing the 24 months prior to the date of the most recent financial statements concerning any matter of accounting principles or practice or financial statement disclosure.

                                      (29)

                                    Part III.

Item 9.   Directors. Executive Officers and Control Persons.
Listed below is certain information relating to the executive officers and directors of the Company:

                                                      Principal Occupation and Employment other than With the
                                                                   Company During the Past Five
Name and Office                        Age                          Years - Other Directorships
Maurice Wiener; Chairman of the         55     Chairman of the Board and Chief Executive Officer of the
Board of Directors, President and              Advisor; Executive Trustee, Transco; Director, TGIF Texas, Inc.;
Chief Executive Officer                        Trustee, PRA Real Estate Securities Fund. (1)

Lawrence I. Rothstein; Senior           44     President , Secretary and Director of the Advisor ; Vice President,
Vice President, Treasurer and                  Transco. (2)
Secretary

Carlos Camarotti; Vice President-       36     Vice President - Finance and Assistant Secretary of the Advisor.
Finance and Assistant Secretary

Bernard Lerner; Vice President          54     Vice President of the Advisor.

Walter Arader; Director                 77     President, Arader, Herzig and Associates Inc. (financial
                                               management consultants); Director, Pep Boys-Manny, Moe &
                                               Jack; Director, Unitel Video; Former Secretary of Commerce,
                                               Commonwealth of Pennsylvania. (3)

Harvey Comita; Director                 67     President and Director of Pan-Optics, Inc. (1971-1991); Director of
                                               Mediq, Incorporated (1981-1991); Trustee of Transco Realty Trust.

John B. Bailey; Director                70     Real Estate Consultant; Retired CEO, Landauer Associates, Inc.
                                               (Real Estate Consultants) (1977-1988).

Gustav S. Eyssell; Director             95     Real Estate Consultant; Director of the Advisor.

Norman Fieber; Director                 67     Real Estate Developer; Partner in Stonegate Development Corp. (4)

Lee Gray; Director                      67     President and Director, Chartcraft, Inc.; Trustee and Treasurer,
                                               Transco; Director, LCS Industries, Inc. (5)

   --------------------
(1) As of April 2, 1997, Mr. Wiener was appointed to serve as President of the Company.

(2) As of April 2, 1997, Mr. Rothstein was appointed to serve as Treasurer of the Company. As of April 3, 1997, Mr. Rothstein (previously Senior Vice President of the Advisor) was appointed to serve as President and Director of the Advisor.

(3) As of April 2, 1997, Mr. Arader was appointed to service as a member of the Audit Committee of the Company.

(4) As of April 2, 1997, Mr. Fieber was removed as a member of the Audit Committee of the Company. Mr. Fieber will not be nominated for reelection as a director of the Company at the Company's upcoming 1997 Annual Meeting of Shareholders. Reference is made to Item 12. Certain Relationship and Related Transactions for further information regarding the failure of Mr. Fieber to disclose Mr. Gray's interest in NAF, the inquiry into that failure by a Special Committee appointed by the Board of Directors and the actions taken by the board of Directors of the Company as a result of that inquiry.

(5) As of April 2, 1997, Mr. Gray was removed as President, Treasurer and a member of the Audit Committee of the Company. Mr. Gray will not be nominated for reelection as a director of the Company at the Company's upcoming 1997 Annual Meeting of Shareholders. Reference is made to Item 12. Certain Relationships and Related Transactions for further information regarding the failure of Mr. Gray to disclose his interest in NAF, the inquiry into that failure by a Special Committee appointed by the Board of Directors and the actions taken by the Board of Directors of the Company as a result of that inquiry. As of April 3, 1997, Mr. Gray was removed as President and Director of the Advisor.

                                      (30)

Except as previously discussed, all executive officers of the Company were elected to their present positions to serve until their successors are elected and qualified at the 1996 annual organizational meeting of directors immediately following the annual meeting of shareholders. All directors of the Company were elected to serve until the next annual meeting of shareholders and until the election and qualification of their successors.

Item 10.  Executive Compensation.
Executive officers received no cash compensation from the Company in their capacity as executive officers. Reference is made to Item 1. Business and Item
6. Management's Discussion and Analysis or Plan of Operation for information concerning fees paid to the Advisor.

Compensation of Directors. Each Director receives an annual fee of $5,000, plus expenses and $500 per each Board of Directors meeting attended. Furthermore, Messrs. Wiener and Gray each receive $4,000 a year in directors' fees from CII.

Stock Options. In July 1991, the shareholders approved the 1990 Stock Option Plan (the "Plan"). The Plan, which is non-qualified and expires in 2001, is intended to provide incentives to the directors and employees (the "employees") of the Company as well as to enable the Company to obtain and retain the services of such employees. The Plan is administered by a Stock Option Committee (the "Committee") appointed by the Board of Directors. The Committee selects those key officers and employees of the Company to whom options for shares of common stock of the Company shall be granted. The Committee determines the purchase price of shares deliverable upon exercise of an option; such price may not, however, be less than 100% of the fair market value of a share on the date the option is granted. Payment of the purchase price may be made in cash, Company stock, or by delivery of a promissory note, except that the par value of the stock must be paid in cash or Company stock. Shares purchased by delivery of a note must be pledged to the Company. Shares subject to an option may be purchased by the optionee within ten years from the date of the grant of the option. However, options automatically terminate if the optionee's employment with the Company terminates other than by reason of death, disability or retirement. Further, if, within one year following exercise of any option, an optionee terminates his employment other than by reason of death, disability or retirement, the shares acquired upon exercise of such option must be sold to the Company at a price equal to the lesser of the purchase price of the shares or their fair market value.

As of December 31, 1996, 105,000 options have been granted, of which none have been exercised, and 15,000 options are reserved for issuance under the Plan, of which none have been granted.



                                      (31)

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
Set forth below is certain information concerning common stock ownership by directors, directors and officers as a group, and holders of more than 5% of the outstanding common stock.

                        Shares Held as of March 21, 1997
                                                                    Additional Shares in
                                                                      Which the named
                                     Shares Owned by                   Person Has, or
                                     Named Persons &                Participates in, the
                                     Members of His                      Voting or                      Total Shares &
Name                                    Family(1)                    Investment Power(2)               Percent of Class
Maurice Wiener                            35,100  (4)                        531,830  (3)             566,930    45%  (3), (4)

Lee Gray                                  58,000  (4)                        531,830  (3)             589,830    46%  (3), (4)

Norman Fieber                              5,700  (4)                              0                    5,700              (4)

Walter G. Arader                          12,800  (4)                              0                   12,800              (4) *

John B. Bailey                             7,100  (4)                              0                    7,100              (4) *

Gustav S. Eyssell                          6,400  (4)                         54,530                   60,930     5%       (4)

Harvey Comita                              5,000  (4)                              0                    5,000              (4) *

All 11 Directors and                     165,100  (4)                        531,830                  696,930     55%      (4)
Officers as a Group

Transco Realty Trust                     477,300  (5)                              0                  477,300     37%      (5)
2701 S. Bayshore Drive
Coconut Grove, FL  33133

Maurice A. Halperin                      133,500                                   0                  133,500     10%

Barry S. Halperin
441 South Federal Highway
Deerfield Beach, FL  33441

*    Less than 1 %
   -------------

(1) Unless otherwise indicated, beneficial ownership is based on sole voting and investment power.

(2) Other than with respect to the shares described in footnote 6 below, shares listed in this column represent shares held by entities with which directors or officers are associated. Directors, officers and members of their families have no ownership interest in these shares.

(3) This number includes the number of shares held by Transco Realty Trust (477,300 shares) and Courtland Group, Inc. (54,530 shares). Of those shares owned by Transco Realty Trust, 24,350 shares have been pledged to a brokerage firm pursuant to a margin agreement. Several of the directors of the Company are directors, trustees, officers or shareholders of certain of those firms.

(4) This number includes options granted under the 1990 Stock Option Plan, none of which have been exercised. These options have been granted to Mr. Wiener, 30,000; Mr. Gray, 25,000; 5,000 each to Mr. Arader, Mr. Bailey, Mr. Eyssell, Mr. Fieber, and Mr. Comita; and a total of 25,000 to three officers who are not directors. Reference is made to Item 10. Executive Compensation for further information about the 1990 Stock Option Plan.

(5) Messrs. Wiener and Gray each hold approximately 24%, respectively, of the stock of Transco and may therefore be deemed to be the beneficial owners of the shares of the Company held by Transco.

                                      (32)

Item 12. Certain Relationships and Related Transactions. The following discussion describes the organizational structure of the Company's subsidiaries and affiliates.

     Transco Realty Trust ("Transco").
     Transco is a publicly-held 41% shareholder of the Company.

     Mr. Wiener is the executive trustee and Mr. Gray is a trustee and treasurer of Transco and they each hold approximately 24% of Transco's stock.

     Courtland Group, Inc. (the "Advisor").
     Mr. Wiener is a director and officer of the Advisor, which owns 21% of Transco's stock and owns approximately 4% of the Company's common stock. Mr. Wiener is Chairman of the Board and a 40% shareholder of the Advisor and Mr. Gray and Mr. Eyssell are 40% and 14% shareholders, respectively, of the Advisor of which Mr. Eyssell serves on the Board of Directors

     Courtland Investments, Inc. ("CII").
     The Company owns a 95% non-voting interest in CII. The other 5% (which represents 100% of the voting stock) is owned by a wholly-owned subsidiary of Transco.

     CII and its wholly-owned subsidiary own 100% of Grove Isle Club, Inc., Grove Isle Yacht Club Associates and Grove Isle Marina, Inc. CII also owns 60% of Grove Isle Associates, Ltd., and the other 40% is owned by the Company.

     HMG-Fieber Associates ("Fieber").
     The Company also owns a 65% interest in Fieber and the other 35% is owned by NAF Associates ("NAF"). The partners in NAF include the following related parties: Mr. Fieber, a director of the Company (33.62%), Mr. Fieber's son, James A. Fieber, (1.08%), Mr. Fieber's brother Stanley S. Fieber, M.D. (7.59%), and Martine Avenue Associates (Martine), a New York general partnership in which Mr. Gray, an officer and director of the Company, and Mr. Gray's sister are the partners (13.02%).

The following discussion describes all material transactions, receivables and payables involving related parties. All of the transactions described below were on terms as favorable to the Company as comparable transactions with unaffiliated third parties.

The Advisor.
   The day-to-day operations of the Company are handled by the Advisor, as described above under Item 1. Business "Advisory Agreement." Reference is made to Item 1. Business and Item 6. Management's Discussion and Analysis or Plan of Operation for further information about the remuneration of the Advisor.

   As of December 31, 1996 and 1995, the Advisor owed the Company $417,000 and $194,000, respectively. Such sums bear interest at the prime rate plus 1% and are due on demand.


                                     (33)

Transco.
     As of December 31, 1996, the Company has a note and accrued interest receivable from Transco of $425,000 compared to $420,000 as of December 31, 1995. This note bears interest at the prime rate and is due on demand.(See
     Item 1. Business- South Bayshore Associates).

     The Company has advances and debentures receivable from HMG Investment Corp., a wholly-owned subsidiary of Transco, which amount to approximately $236,000 and $318,000, bear interest at 8% and at the prime rate plus 2% and are due on demand. No payments were received in 1996 or 1995 and accrued and unpaid interest is not being capitalized.

CII - T.G.I.F. Texas, Inc.
     CII owns approximately 49% of the outstanding shares of T.G.I.F. Texas, Inc. ("T.G.I.F.") Mr. Wiener is a director and officer of T.G.I.F and owns, directly and indirectly, approximately 18% of the outstanding shares of T.G.I.F. In the fourth quarter of 1996, T.G.I.F. purchased 10,000 shares of the Company at $5 per share which was the market value at the time. The Advisor receives a management fee of $18,000 per year from T.G.I.F.

     As of December 31, 1996 and 1995, CII owed approximately of $2,455,000 and $580,000, respectively to T.G.I.F., including accrued interest. All advances between CII and T.G.I.F. are due on demand and bear interest at the prime rate plus 1%.

CII- Grove Isle.
     In 1986, CII acquired from the Company the rights to develop the marina at Grove Isle for a promissory note of $620,000 payable in 10 years at an annual interest rate equal to the prime rate. The principal matures on January 2, 2001. Interest payments are due each January 2. Because the Company consolidates CII, the note payable and related interest income are eliminated in consolidation.

HMG-Fieber Wallingford Associates.
     In April of 1986, James A. Fieber, Trustee, acting for The Fieber Group purchased from the Company a two-thirds interest in a store located in Wallingford, Connecticut leased to Grossman's, Inc. for $233,000 based on the appraised value of the store, less existing indebtedness. Subsequently, on July 1, 1986, the Company purchased from Transco its 8 1/3% interest in the Wallingford store and concurrently entered into an agreement with The Fieber Group creating the joint venture titled HMG-Fieber Wallingford Associates, owned two-thirds by James A. Fieber, Trustee, acting for The Fieber Group, and one-third by the Company. Partners in The Fieber Group included the following related parties: Norman A. Fieber, a Director of the Company, James Fieber (Norman A. Fiebers' son) and Martine Avenue Associates, a New York general partnership in which Mr. Gray, an officer and director of the Company, and Mr. Gray's sister are the partners (13.02%).

HMG-Fieber Associates ("Fieber").
     On June 30, 1986, the Company purchased from Transco its 25% interest in certain retail stores located in Connecticut, Maine, Massachusetts, New Hampshire, New York, Pennsylvania, Rhode Island and Vermont and owned by South Bayshore Associates, a joint venture owned 75% by the Company and 25% by Transco. These stores were leased to Grossman's, Inc, a chain of home improvement stores, under net leases, most of which provided for minimum and percentage rent payments. The purchase price paid the Company was $1,500,000 plus the assumption of liabilities of $660,355. Concurrently, the Company sold to NAF a 35% interest in the Grossman's stores for a price of approximately $2,100,000 plus the assumption of liabilities of $924,497, and entered into an agreement with NAF creating the joint venture titled HMG-Fieber Associates. The purchase price of Transco's 25% interest and of NAF's 35% interest were based on the appraised value of the Grossman's stores, less existing indebtedness. NAF is a Connecticut general partnership, the partners of which include the following related parties:
     Mr. Fieber, a director of the Company (33.62%), James A. Fieber, Mr. Fieber's son (1.08%), Stanley S. Fieber, M.D.,

                                      (34)

   Mr. Fieber's brother (7.59%), and Martine Avenue Associates, a New York general partnership in which Mr. Gray, an officer and director the Company, and Mr. Gray's sister are the partners (13.02%).

Inquiry Relating to HMG-Fieber Wallingford Associates and HMG-Fieber Associates.

   On November 15, 1996, the Board of Directors appointed a Special Committee of the Board to review Mr. Lee Gray's failure to disclose his interest, through Martine Avenue Associates ("Martine"), a partnership of Mr. Gray and his sister, in NAF Associates ("NAF"), the Company's 35% joint venture partner in HMG-Fieber Associates ("Fieber"), as well as Mr. Norman A. Fieber's failure to disclose Mr. Gray's interest in NAF. Mr. Gray's interest in NAF first came to the attention of the Company in October of 1996. During the course of the inquiry, it was discovered that Mr. Gray also had an interest in The Fieber Group, the Company's 66 2/3% joint venture partner in HMG-Fieber Wallingford Associates (Wallingford), which venture operated from 1986 to 1992, and that James A. Fieber, Mr. Fieber's son, and Stanley Fieber, Mr. Fieber's brother, were also partners in NAF.

   As a result of the inquiry, it was determined that in 1986, Mr. Gray, through Martine, acquired a 13.02% interest in NAF and a 20% interest in The Fieber Group, but did not then or at any time since disclose those interests to the Board of Directors of the Company. Mr. Fieber, a partner in both NAF and The Fieber Group, also failed to disclose Mr. Gray's interests in NAF and The Fieber Group.

   A special meeting of the Board of Directors was held on March 21, 1997, at which the Board considered the report of the Special Committee. Based on the Special Committee's report and in consultation with counsel, the Board concluded that Mr. Gray breached his fiduciary duty to the Company and to the Advisor by failing to disclose his interest in NAF and Wallingford, and that Mr. Fieber breached his fiduciary duty to the Company and assisted Gray by failing to disclose Mr. Gray's interest in NAF and Wallingford. Based on information available to the Company to date, it appears that, through December 31, 1996, Mr. Gray derived a benefit of approximately $936,926 from Fieber and approximately $193,670 from Wallingford.

   The Board requested the resignation of Mr. Gray as President, Treasurer, Director and as a member of the Audit Committee; requested the resignation of Mr. Fieber as a Director and member of the Audit Committee; and requested that the Board of Directors of the Advisor consider requesting the resignation of Mr. Gray as President, Treasurer and Director of the Advisor.

   Lee Gray has been removed as President and Treasurer of the Company and as a member of the Audit Committee and as President and a Director of the Advisor. Mr. Gray has refused to resign as a Director of the Company. Norman A. Fieber has been removed as a member of the Audit Committee of the Company and has refused to resign as a Director of the Company. The Board has determined that Mr. Gray and Mr. Fieber will not be renominated for election as directors of the Company at the 1997 Annual Meeting of Shareholders.

   The Board also authorized, and the Company has made, the following claims: against Mr. Gray, Martine, NAF and Norman Fieber for the total amount of the benefit received by Martine and Mr. Gray from NAF, in the approximate amount of $936,926; against Mr. Gray, Martine, Mr. Fieber and James Fieber, Trustee, for the total amount of the benefit received by Martine and Mr. Gray from Wallingford, in the approximate amount of $193,670; and against Mr. Gray, Martine, NAF, Mr. Fieber and James Fieber, Trustee, for reimbursement of all expenses incurred by the Company in investigating and pursuing this matter to resolution. The Board also directed that Mr. Gray, Martine, Mr. Fieber and NAF surrender to the Company the entire interest in NAF held by Martine.

                                      (35)

                                    Part IV.

Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

        (a)

        1.    Financial Statements - See Item 7.
              Index to Consolidated Financial Statements and Supplemental Data.


All other schedules omitted because of the absence of the conditions under which they are required or because all information required to be reported is included in the consolidated financial statements or notes thereto.

        2.    Exhibits listed in the Index to Exhibits.

        (b)

              Reports on Form 8-K:  None.


                                      (36)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HMG/Courtland Properties, Inc.

April 14, 1997                        By: /s/ Maurice Wiener
                                          ----------------------------------
                                          Maurice Wiener
                                          Chairman of the Board & President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Maurice Wiener                                            April 14, 1997
Maurice Wiener
Chairman of the Board & President (Chief Executive Officer)


/s/ Walter G. Arader                                          April 14, 1997
-----------------------------------
Walter G. Arader, Director


/s/ John B. Bailey                                            April 14,1997
-----------------------------------
John B. Bailey, Director


/s/ Harvey Comita                                             April 14, 1997
-----------------------------------
Harvey Comita, Director


/s/ Gustav S. Eyssell                                         April 14, 1997
-----------------------------------
Gustav S. Eyssell, Director


-----------------------------------
                                                              April     , 1997
Norman A. Fieber, Director


-----------------------------------
                                                              April     , 1997
Lee Gray, Director


/s/ Lawrence I. Rothstein                                     April 14, 1997
-------------------------------
Lawrence I. Rothstein
Senior Vice President, Treasurer &
Secretary (Chief Financial Officer)


/s/ Carlos Camarotti                                          April 14, 1997
-----------------------------------
Carlos Camarotti
Vice President - Finance and Controller

                                      (37)

                                                   EXHIBIT INDEX
                                                    Description


(3)      (a)   Restated Certificate of Incorporation                         Incorporated by reference to Exhibit 3(a)
                                                                             to the Company's 1987 Report on Form
                                                                             10-KSB (the "1987 Form 10-KSB").

         (b)   By-laws                                                       Incorporated by reference to Exhibit 6.1
                                                                             to the Registration Statement of Hospital
                                                                             Mortgage Group, Inc. on Form S-14, No.
                                                                             2-64, 789, filed July 2, 1979.
(10)     (a)   Agreement between NAF Associates and the                      Incorporated by reference to Exhibit
               Company, dated June 30, 1986.                                 10(f) to the 1987 Form 19-K.

         (b)   1990 Incentive Stock Option Plan of                           Incorporated by reference to Exhibit 10(j)
               HMG/Courtland Properties, Inc.                                to the 1991 Form 10-KSB.

         (c)   Amended and Restated Advisory Agreement                       Incorporated by reference to Exhibit
               between the Company and Courtland Group, Inc.                 10(k) to the 1992 Form 10-KSB.
               dated July 17, 1992, effective January 1, 1993.

         (d)   Amended and restated lease agreement between                  Filed herewith.
               Grove Isle Associates, Ltd. and Westgroup Grove
               Isle Associates, Ltd. dated November 19, 1996.

         (e)   Master agreement between Grove Isle                           Filed herewith.
               Associates, Ltd. Grove Isle Club. Inc., Grove
               Isle Investments, Inc. and Westgroup Grove
               Isle Associates, Ltd. dated November 19,
               1996.

         (f)   Agreement Re: Lease Termination between                       Filed herewith.
               Grove Isle Associates, Ltd. And Grove Isle
               Club, Inc. dated November 19, 1996.

         (g)   Martine Avenue Associates Partnership Agreement               Filed herewith.
               dated May 24, 1968 and amendment dated January 29,
               1987.


                                      (38)

(22)     Subsidiaries of the Company:

HMG-FIEBER ASSOCIATES, a Connecticut joint venture
SOUTH BAYSHORE ASSOCIATES, a Florida joint venture
HMG OF KEY LARGO, INC., a Florida corporation
HMG FASHION SQUARE, INC., a Florida corporation
HMG SUGARGROVE, INC., a Texas corporation
COURTLAND INVESTMENT, INC., a Delaware corporation
GROVE ISLE YACHT CLUB ASSOCIATES., a Florida joint venture
GROVE ISLE ASSOCIATES, LTD., a Florida Limited Partnership
GROVE ISLE CLUB, INC., a Florida Corporation
GROVE ISLE BOATS, INC., a Florida Corporation
HMG HOUSTON GROVE, INC., a Texas Corporation
THE GROVE TOWNE CENTER-TEXAS, LTD. , a Texas Limited Partnership




                                      (39)