Form 10QSB
period 1997-03-31
HMG COURTLAND PROPERTIES INC
filed 1997-05-15
CIK 311817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended     March 31, 1997

                                       OR



___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

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

1,166,835 Common shares were outstanding as of  April 30, 1997.

                         HMG/COURTLAND PROPERTIES, INC.

                                      Index


                                                                        PAGE
                                                                        NUMBER

PART I.     Financial Information

          Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
          March 31, 1997 (Unaudited) and December 31, 1996                 1

          Condensed Consolidated Statements of Operations
          Three  Months Ended March 31, 1997 and 1996 (Unaudited)          2

          Condensed Consolidated Statements of  Cash Flows
          Three Months Ended March 31, 1997 and 1996 (Unaudited)           3

          Notes to Condensed Consolidated Financial Statements (Unaudited) 4

          Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                 5

PART II.   Other Information

          Item 6.   Reports on Form 8-K                                    6

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES                     Part I Financial Information
                                                                      Item I Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  (UNAUDITED)
                                                                    March 31,      December 31,
                                                                      1997            1996
                       ASSETS
Investment Properties, net of accumulated depreciation:
  Commercial and Industrial                                        $2,831,562        $3,044,789
  Hotel and Club Facility                                           7,871,933         8,086,619
  Yacht Slips                                                       1,557,675         1,708,307
  Land Held for Development                                         5,663,659         6,712,173
                                                                 ------------      ------------
          Total investment properties, net                         17,924,829        19,551,888


Investments In and Receivables From Unconsolidated Entities         3,207,898         3,088,925
Notes and Advances Due From Related Parties                         1,498,231         1,396,068
Mortgage Loans Receivable                                             864,127
Cash and Cash Equivalents                                           1,189,231         1,389,546
Cash  Restricted                                                      763,372         1,000,000
Other Assets                                                        1,069,076         1,043,288
                                                                 ============      ============
                    TOTAL ASSETS                                  $26,516,764       $27,469,715
                                                                 ============      ============



         LIABILITIES & STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Expenses                               1,084,490         1,621,924
Mortgages and Notes payable                                         9,410,873        10,084,395
Other Liabilities                                                   2,602,712         2,072,319
                                                                 ------------      ------------
                  TOTAL LIABILITIES                                13,098,075        13,778,638

Minority interests                                                     76,887           121,778
                                                                 ------------      ------------

                STOCKHOLDERS' EQUITY
Preferred Stock, no par value; 2,000,000 shares
   authorized; none issued
Common Stock, $1 par value; 1,500,000 shares authorized;
   1,245,635 shares issued and outstanding                          1,245,635         1,245,635
Additional Paid-in Capital                                         26,283,222        26,283,222
Undistributed Gains From Sales of Real Estate, net of losses       33,590,378        33,288,537
Undistributed Losses From Operations                              (46,780,971)      (46,251,633)
                                                                 ------------      ------------
                                                                   14,338,264        14,565,761

Less:  Treasury Stock, at cost (78,800 shares)                       (996,462)         (996,462)
                                                                 ------------      ------------
             TOTAL STOCKHOLDERS' EQUITY                            13,341,802        13,569,299
                                                                 ============      ============
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $26,516,764       $27,469,715
                                                                 ============      ============

See notes to condensed consolidated financial statements


                                     ( 1 )

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                           (UNAUDITED)                              Three months ended
                                                                        March 31,
                                                                  1997             1996
                            REVENUES
  Rentals and related revenue                                   $472,928         $321,538
  Hotel, club and marina revenues                                155,290        2,100,449
  Gain from sale of marketable securities                                          87,213
  Interest from invested cash, dividends and other               138,902           70,160
                                                               ---------        ---------
                         Total revenues                          767,120        2,579,360
                                                               ---------        ---------

                            EXPENSES
  Operating expenses:
     Rental Properties and other                                 219,682          383,427
     Hotel, club and marina expenses:
          Payroll and related expenses                            61,287          798,993
          Cost of food and beverage                                               358,584
          Administrative and general expenses                    234,161          902,423
     Advisor's fee                                               218,751          218,751
     General and administrative                                  106,491          102,138
     Directors' fees and expenses                                 10,750            9,500
     Depreciation and amortization                               275,792          279,446
                                                               ---------        ---------
                    Total operating expenses                   1,126,914        3,053,262

  Interest expense                                               228,382          221,826
  Minority partners' interests in operating
        losses of consolidated entities                          (58,838)         (65,338)
                                                               ---------        ---------
                         Total expenses                        1,296,458        3,209,750
                                                               ---------        ---------

  Loss before sales of real estate                              (529,338)        (630,390)

  Gain (loss) on sales of real estate, net                       301,841          (49,566)
                                                               ---------        ---------

Net Loss                                                       ($227,497)       ($679,956)
                                                               =========        =========

Loss Per Common Share
(Based on 1,166,835 weighted average shares outstanding)          ($0.19)          ($0.58)
                                                               =========        =========



See notes to condensed consolidated financial statements

                                     ( 2 )

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (UNAUDITED)                                           Three months ended
                                                                                  March 31,
                                                                           1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              ($227,497)        ($679,956)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                        275,792          279,446
     Loss (gain) from unconsolidated entities                              32,677          (42,119)
     (Gain) loss  on sales of real estate, net                           (301,841)          49,566
     Net gain from sales of marketable securities                                          (87,213)
     Minority partners' interest in operating losses                      (58,838)         (65,338)
     Changes in assets and liabilities:
       (Decrease) increase in other assets                                (34,520)          52,547
       Increase in due from affiliates                                   (102,163)         (66,428)
       Decrease in accounts payable and accrued expenses                 (537,434)        (144,801)
       Increase (decrease) in other liabilities                           767,021          (71,095)
                                                                      -----------      -----------
    Total adjustments                                                      40,694         (95,435)
                                                                      -----------      -----------
    Net cash used in operating activities                                (186,803)        (775,391)
                                                                      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Aquisitions and improvements of properties                            (30,704)         (79,333)
    Net proceeds from disposals of properties                           1,856,281          466,799
    Increase in mortgage loan receivable                                 (864,127)
    Net contributions to unconsolidated entities                         (151,650)        (189,697)
    Net proceeds from sales and redemptions of securities                                  107,080
    Purchases of investments in securities                                 (5,363)         (15,117)
                                                                      -----------      -----------
    Net cash provided by investing activities                             804,437          289,732
                                                                      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of mortgages and notes payables                          (1,040,553)        (137,281)
    Additions to mortgages and notes payables                             367,031
    Net distributions to minority partners                               (144,427)        (109,427)
                                                                      -----------      -----------
    Net cash used in financing activities                                (817,949)        (246,708)
                                                                      -----------      -----------

    Net decrease in cash and cash equivalents                            (200,315)        (732,367)

    Cash and cash equivalents at beginning of the period                1,389,546        1,094,999
                                                                      -----------      -----------

    Cash and cash equivalents at end of the period                     $1,189,231         $362,632
                                                                      ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                               $228,000         $222,000
                                                                      ===========      ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
The Company leased its Grove Isle Facility in November 1996 and received an initial payment (as defined) of $1,000,000. The use of these funds is restricted per agreement and accordingly this amount has been recorded as restricted cash and included in other liabilities. As of March 31, 1997 the remaining balance of this amount is approximately $763,000.

See notes to condensed consolidated financial statements

                                     ( 3 )

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.


2.  GAIN ON SALES OF REAL ESTATE

     In January 1997, The Grove Towne Center-Texas, Ltd. sold approximately three (3) acres of vacant land located in Houston, Texas for approximately $823,000. The Company recognized a gain of approximately $55,000.

     In January 1997, HMG-Fieber Associates sold its property located in Springfield, Massachusetts for $937,000. The sales proceeds included a purchase money mortgage note of $865,000. This mortgage matures in January 1998 and bears interest at prime plus 2%. As required under the installment method of accounting for sales of real estate the venture recognized a gain of approximately $60,000. The Company's portion of the gain was approximately $34,000.

     In February 1997, The Grove Towne Center-Texas, Ltd. sold approximately one
(1) acre of vacant land located in Houston, Texas for approximately $244,000. The Company recognized a gain of approximately $54,000.

     In March 1997, HMG-Fieber Associates sold its property located in Vestal, New York, for $350,000 and recognized a gain of approximately $224,000. The Company's portion of this gain was approximately $146,000.

     In March 1997 the Company sold approximately seve (7) acres of vacant land located in Houston, Texas for $352,000. The Company recognized a gain on the sale of $41,000.

                                      ( 4 )

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Total revenues for the three months ended March 31, 1997, as compared with the same period in 1996, decreased approximately $1.8 million (70%). Total expenses for the same comparable periods decreased by approximately $1.9 million (60%).


REVENUES

     Rentals and related revenue for the three months ended March 31, 1997 as compared with the same period in 1996, increased by approximately $151,000 (47%). This increase was primarily attributable to increased rental income from the Grove Isle property which was leased to an unaffiliated tenant commencing in November 1996.

     Hotel, club and marina revenues consisted of hotel rooms revenue, food and beverage revenue, club membership dues and revenues from marina operations. As previously reported, the Grove Isle property has been operated by an unaffiliated tenant since November 1996. The marina at Grove Isle continues to be operated by a consolidated affiliate of the Company.

     For the three months ended March 31, 1997, hotel, club and marina revenues decreased by approximately $1.9 million (93%) as compared to that of the same period in 1996. This was attributable to the aforementioned lease in November 1996.

     For the three months ended March 31, 1997 interest from invested cash, dividends and other increased by $48,000 (69%) as compared to that of the same period in 1996. This increase is attributable to the gain on sale of a boat slip of approximately $117,000 in February 1997. This amount was partially offset by increased losses from unconsolidated entities.


EXPENSES

     Operating expenses of rental properties and other for the three months ended March 31, 1997, as compared with the same period in 1996, decreased by $164,000 (43%). This decrease was primarily attributable to decreased real estate taxes of HMG-Fieber Associates as the result of sales of properties, and due to decreased insurance costs at the Grove Isle property.

Hotel, Club and Marina payroll and related expenses for the three months ended March 31, 1997 decreased by approximately $738,000 (92%) as compared with that of the same period in 1996. Also, cost of food and beverage decreased from $358,000 to zero between the two comparable periods. These decreases were attributable to the aforementioned lease of the Grove Isle property.

     Hotel, club and marina administrative and general expenses for the three months ended March 31, 1997, increased by $668,000 (74%) as compared with that of the same period in 1996. This was also attributable to the aforementioned lease of the Grove Isle property.

     All other expenses for the three months ended March 31, 1997 as compared to the same period in 1996 remained consistent.


                                      ( 5 )

          LIQUIDITY AND CAPITAL RESOURCES

         The Company's material commitments primarily consist of maturities of debt obligations. The funds necessary to meet these obligations are expected from the proceeds of sales of properties, refinancing, distributions from investments and available cash. In addition, the Company intends to continue to seek opportunities for investment in income producing properties.

MATERIAL COMPONENTS OF CASH FLOWS

         For the three months ended March 31, 1997, net cash provided by investing activities was approximately $1.9 million. This consisted primarily of net proceeds from disposal of properties of $804,000, partially offset by increased mortgage loans receivable of $864,000, net contributions to unconsolidated entities of $152,000 and improvements of properties of $31,000.

          For the three months ended March 31, 1997, net cash used in financing activities was approximately $818,000. This consisted primarily of repayment of mortgages payable of $1 million and distributions to minority partners of $144,000. These uses of cash were partially offset by additions to mortgages and notes payable of $367,000.


PART II.   Other Information

Item 6.     Exhibits and Reports on Form 8-K

              (a) There were no reports on Form 8-K filed for the quarter ended March 31, 1997.



                                      ( 6 )

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     HMG/COURTLAND PROPERTIES, INC.







Dated: May 12, 1997
                                     Lawrence Rothstein
                                     Senior Vice President





Dated: May 12, 1997
                                     Carlos Camarotti
                                     Vice President - Finance



                                      ( 7 )