Form 10KSB40/A
period 1996-12-31
HMG COURTLAND PROPERTIES INC
filed 1997-07-25
CIK 311817

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB/A
                                AMENDMENT No. 1
(Mark One)

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ x ]

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE
Total Number of Pages: 4                           Exhibit Index: Page No.: 4
                                   (continued)

State the issuer's revenues for the most recent fiscal year:
                                                    $7,895,124

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $2,820,486 based on the closing price of the stock as traded on the American Stock Exchange on July 17, 1997. (Excludes shares of voting stock held by directors, executive officers and beneficial owners of more than 10% of the Registrant's voting stock; however, this does not constitute an admission that any such holder is an "affiliate" for any purpose.)

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: 1,245,635 shares of common stock, $1 par value, as of July 22, 1997.

                                       (2)

                   AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-KSB
                     FOR THE PERIOD ENDING DECEMER 31, 1996

The undersigned registrant hereby amends ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K of its Annual Report on Form 10-KSB for the period ending December 31, 1996 for the sole purpose of filing the following revised items: (i) Index to Exhibits; (ii) Exhibit 10(d), Amended and Restated Lease Agreement between Grove Isle Associates, Ltd. and Westgroup Grove Isle Associates Ltd. dated November 19, 1996; and (iii) Exhibit 10(e), Master Agreement between Grove Isle Associates, Ltd., Grove Isle Club, Inc., Grove Isle Investments, Inc. and Westgroup Grove Isle Associates Ltd. dated November 19, 1996.



                                    Part III.

Item 13.  Exhibits and Reports on Form 8-K.

        (a) Exhibits

          1. The following financial statements have been incorporated by reference from the pages indicated below of the Company's 1996 Annual Report:

                       Consolidated  Balance Sheets for the years ended December
                       31, 1996 and 1995                             page 9

                       Consolidated Statements of Operations for the years ended
                       December 31, 1996 and 1995                    page 10

                       Consolidated Statements of Cash Flows for the years ended
                       December 31, 1996 and 1995                    page 11

                       Consolidated  Statements of Stockholders'  Equity for the
                       years ended December 31, 1996 and 1995        pages 12-13

                       Notes to Financial Statements                 pages 12-21

All other schedules omitted because of the absence of the conditions under which they are required or because all information required to be reported is included in the consolidated financial statements or notes thereto.

          2.   The exhibits are listed in the Index to Exhibits.

        (b)    Reports on Form 8-K:  None.



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HMG/Courtland Properties, Inc.

July 25, 1997                        By:  /s/ Lawrence I. Rothstein
                                          ----------------------------------
                                          Lawrence I. Rothstein
                                          Senior Vice President

                                               INDEX TO EXHIBITS


         Description                                                         Method of Filing
(3)      (a)   Restated Certificate of Incorporation                         Incorporated by reference to Exhibit 3(a)
                                                                             to the Company's 1987 Report on Form
                                                                             10-KSB (the "1987 Form 10-KSB").

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

         (d)   Amended and restated lease agreement between                  Filed herewith.
               Grove Isle Associates, Ltd. and Westgroup Grove
               Isle Associates Ltd. dated November 19, 1996.*

         (e)   Master Agreement between Grove Isle                           Filed herewith.
               Associates, Ltd., Grove Isle Club. Inc., Grove
               Isle Investments, Inc. and Westgroup Grove
               Isle Associates Ltd. dated November 19,
               1996.*

         (f)   Agreement Re: Lease Termination between                       Incorporated by reference to Exhibit 10(f)
               Grove Isle Associates, Ltd. And Grove Isle                    to the 1996 Form 10-KSB.
               Club, Inc. dated November 19, 1996.

         (g)   Martine Avenue Associates Partnership Agreement               Incorporated by reference to Exhibit 10(g)
               dated May 24, 1968 and amendment dated January 29,            to the 1996 Form 10-KSB.
               1987.

* Portions  have been  omitted  and  separately  filed with the  Securities  and
Exchange   Commission  pursuant  to  a  Rule  24b-2  request for  confidential treatment.