Form 10QSB
period 1997-06-30
HMG COURTLAND PROPERTIES INC
filed 1997-08-14
CIK 311817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the Quarterly period ended           June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

         Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

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

1,166,835 Common shares were outstanding as of July 31, 1997.

                         HMG/COURTLAND PROPERTIES, INC.

                                      Index
                                                                          PAGE
                                                                         NUMBER

PART I.     Financial Information

          Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
          June 30, 1997 (Unaudited) and December 31, 1996                   1

          Condensed Consolidated Statements of Operations
          Three and Six Months Ended June 30, 1997 and 1996 (Unaudited)     2

          Condensed Consolidated Statements of  Cash Flows
          Six Months Ended June 30, 1997 and 1996 (Unaudited)               3

          Notes to Condensed Consolidated Financial Statements (Unaudited)  4

          Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                 5

PART II.   Other Information

          Item 1.   Legal Proceedings                                       6

          Item 2.   Reports on Form 8-K                                     8

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

                                                 Part I Financial Information
                                                 Item I Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   (UNAUDITED)
                                                                    June 30,        December 31,
                                                                      1997              1996
                              ASSETS
Investment Properties, net of accumulated depreciation:
  Commercial and Industrial                                        $2,801,223        $3,044,789
  Hotel and Club Facility                                           7,650,098         8,086,619
  Yacht Slips                                                       1,557,675         1,708,307
  Land Held for Development                                         5,664,348         6,712,173
                                                                 ------------      ------------
                 Total investment properties, net                  17,673,344        19,551,888


Investments In and Receivables From Unconsolidated Entities         4,169,565         3,088,925
Notes and Advances Due From Related Parties                         1,502,448         1,396,068
Mortgage Loans, Notes and Other Receivables                         1,510,309           193,523
Cash and Cash Equivalents                                             478,290         1,389,546
Cash  Restricted                                                      730,021         1,000,000
Other Assets                                                          873,741           849,765
                                                                 ============      ============
                           TOTAL ASSETS                           $26,937,718       $27,469,715
                                                                 ============      ============



                LIABILITIES & STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Expenses                               1,244,831         1,621,924
Mortgages and Notes payable                                         9,463,870        10,084,395
Other Liabilities                                                   2,770,377         2,072,319
                                                                 ------------      ------------
                         TOTAL LIABILITIES                         13,479,078        13,778,638


Minority interests                                                                      121,778
                                                                 ------------      ------------

                       STOCKHOLDERS' EQUITY
Preferred Stock, no par value; 2,000,000 shares
   authorized; none issued
Common Stock, $1 par value; 1,500,000 shares authorized;
   1,245,635 shares issued and outstanding                          1,245,635         1,245,635
Additional Paid-in Capital                                         26,283,222        26,283,222
Undistributed Gains From Sales of Real Estate, net of losses       33,591,061        33,288,537
Undistributed Losses From Operations                              (46,664,816)      (46,251,633)
                                                                 ------------      ------------
                                                                   14,455,102        14,565,761

Less:  Treasury Stock, at cost (78,800 shares)                       (996,462)         (996,462)
                                                                 ------------      ------------
                    TOTAL STOCKHOLDERS' EQUITY                     13,458,640        13,569,299


                                                                 ============      ============
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $26,937,718       $27,469,715
                                                                 ============      ============

See notes to condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (UNAUDITED)                                    Three months ended                Six months ended
                                                                         June 30,                         June 30,
                                                                  1997             1996             1997             1996
                      REVENUES
  Rentals and related revenue                                   $432,047         $316,399         $904,975         $637,937
  Hotel, club and marina revenues                                137,583        1,519,921          292,873        3,620,745
  Gain from sale of marketable securities                          8,870          192,243            8,870          279,456
  Gain from unconsolidated entities                              636,440           46,900          603,763           89,019
  Interest from invested cash, dividends and other               136,223           78,462          307,801          106,128
                                                               ---------        ---------        ---------        ---------
                   Total revenues                              1,351,163        2,153,925        2,118,282        4,733,285
                                                               ---------        ---------        ---------        ---------

                      EXPENSES
  Operating expenses:
     Rental Properties and other                                 216,330          220,813          436,012          604,240
     Hotel, club and marina expenses:
          Payroll and related expenses                            53,403          771,192          114,690        1,570,185
          Cost of food and beverage                                               315,913                           674,497
          Administrative and general expenses                     88,091          699,226          322,252        1,612,913
     Advisor's fee                                               218,751          218,751          437,502          437,502
     General and administrative                                  182,352          153,399          288,843          244,273
     Directors' fees and expenses                                 26,197           19,830           36,947           29,330
     Depreciation and amortization                               271,648          291,780          547,440          571,226
                                                               ---------        ---------        ---------        ---------
              Total operating expenses                         1,056,772        2,690,904        2,183,686        5,744,166

  Interest expense                                               226,582          228,309          454,964          450,135
  Minority partners' interests in operating
        losses of consolidated entities                          (48,347)         (20,125)        (107,185)         (85,463)
                                                               ---------        ---------        ---------        ---------
                   Total expenses                              1,235,007        2,899,088        2,531,465        6,108,838
                                                               ---------        ---------        ---------        ---------

  Income (loss) before sales of real estate                      116,156         (745,163)        (413,183)      (1,375,553)

  Gain (loss) on sales of real estate, net                           683             (643)         302,524          (50,209)
                                                               ---------        ---------        ---------        ---------

Net Income (loss)                                               $116,839        ($745,806)       ($110,659)     ($1,425,762)
                                                               =========        =========        =========        =========

Net Income (Loss) Per Common Share
(Based on 1,166,835 weighted average shares outstanding)
                                                                   $0.10           ($0.64)          ($0.09)          ($1.22)
                                                               =========        =========        =========        =========

See notes to condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (UNAUDITED)                                 Six months ended
                                                                              June 30,
                                                                       1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          ($110,659)     ($1,425,762)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                    547,440          571,226
     Gain from unconsolidated entities                               (603,763)         (89,019)
     (Gain) loss  on sales of real estate, net                       (302,524)          50,209
     Net gain from sales of marketable securities                      (8,870)        (279,456)
     Minority partners' interest in operating losses                 (107,185)         (85,463)
     Changes in assets and liabilities:
       Increase in other assets                                      (244,129)         (96,610)
       Increase in due from affiliates                               (106,380)        (100,116)
       Decrease in accounts payable and accrued expenses             (377,093)        (186,759)
       Increase in other liabilities                                  968,037          262,277
                                                                  -----------      -----------
    Total adjustments                                                (234,467)          46,289
                                                                  -----------      -----------
    Net cash used in operating activities                            (345,126)      (1,379,473)
                                                                  -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Aquisitions and improvements of properties                        (37,350)        (201,565)
    Net proceeds from disposals of properties                       1,857,372          477,333
    Increase in  mortgage loans, notes and other  receivables      (1,124,182)         160,715
    Net contributions to unconsolidated entities                     (476,877)        (191,710)
    Net proceeds from sales and redemptions of securities              22,226          370,972
    Increase in investments in securities                             (13,419)         (91,760)
                                                                  -----------      -----------
    Net cash provided by investing activities                         227,770          523,985
                                                                  -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of mortgages and notes payables                      (1,077,310)        (312,310)
    Additions to mortgages and notes payables                         456,785        1,050,514
    Net distributions to minority partners                           (173,375)        (158,852)
                                                                  -----------      -----------
    Net cash (used in) provided by financing activities              (793,900)         579,352
                                                                  -----------      -----------

    Net decrease in cash and cash equivalents                        (911,256)        (276,136)

    Cash and cash equivalents at beginning of the period            1,389,546        1,094,999
                                                                  -----------      -----------

    Cash and cash equivalents at end of the period                   $478,290         $818,863
                                                                  ===========      ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                           $455,000         $450,000
                                                                  ===========      ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
The Company leased its Grove Isle Facility in November 1996 and received an initial payment (as defined) of $1,000,000. The use of these funds is restricted per agreement and accordingly this amount has been recorded as restricted cash and included in other liabilities. As of June 30, 1997 the remaining balance of this amount is approximately $730,000.

See notes to condensed consolidated financial statements

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 1996. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.


2.  GAIN ON SALES OF REAL ESTATE, NET

          In January 1997, The Grove Towne Center-Texas, Ltd. sold approximately three (3) acres of vacant land located in Houston, Texas for approximately $823,000. The Company recognized a net gain of approximately $50,000.

          In January 1997, HMG-Fieber Associates sold its property located in Springfield, Massachusetts for $937,000. The sales proceeds included a purchase money mortgage note of $865,000. This mortgage matures in January 1998 and bears interest at prime plus 2%. As required, under the installment method of accounting for sales of real estate the venture recognized a gain of approximately $60,000. The Company recognized a net gain of approximately $35,000.

          In February 1997, The Grove Towne Center-Texas, Ltd. sold approximately one (1) acre of vacant land located in Houston, Texas for approximately $244,000. The Company recognized a net gain of approximately $49,000.

          In March 1997, HMG-Fieber Associates sold its property located in Vestal, New York for $350,000 and recognized a gain of approximately $224,000. The Company recognized a net gain of approximately $131,000.

          In March 1997 the Company sold approximately seven (7) acres of vacant land located in Houston, Texas for $352,000. The Company recognized a net gain on the sale of approximately $37,000.



                                      ( 4 )

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

          Total revenues for the three and six months ended June 30, 1997, as compared with the same periods in 1996, decreased approximately $803,000 (37%) and $2.6 million (55%), respectively. Total expenses for the same comparable periods also decreased by approximately $1.7 million (57%) and $3.6 million (59%), respectively.


REVENUES

          Rentals and related revenue for the three and six months ended June 30, 1997 as compared with the same periods in 1996, increased by approximately $116,000 (37%) and $267,000 (42%), respectively. This increase was primarily attributable to increased rental income from the Grove Isle property which was leased to an unaffiliated tenant commencing in November 1996.

          Hotel, club and marina revenues consisted of hotel rooms revenue, food and beverage revenue, club membership dues and revenues from marina operations. As previously reported, the Grove Isle property has been operated by an unaffiliated tenant since November 1996. The marina at Grove Isle continues to be operated by a consolidated affiliate of the Company.

          For the three and six months ended June 30, 1997, hotel, club and marina revenues decreased by approximately $1.4 million (91%) and $3.3 million (92%), respectively, as compared to that of the same periods in 1996. This was attributable to the aforementioned lease in November 1996.

          For the three and six months ended June 30, 1997 gain from unconsolidated entities increased by approximately $590,000 and $515,000, respectively, as compared to that of the same periods in 1996. This increase is attributable to increased gains of T.G.I.F. Texas, Inc., a 49% owned investment of Courtland Investments, Inc.

          For the three and six months ended June 30, 1997 interest from invested cash, dividends and other increased by $58,000 (74%) and $202,000 (190%), respectively, as compared to that of the same periods in 1996. This increase is primarily attributable to the gain on sale of a boat slip of approximately $117,000 in February 1997 by Grove Isle Yacht Club Associates.


EXPENSES

          Operating expenses of rental properties and other for the three and six months ended June 30, 1997, as compared with the same periods in 1996, decreased by approximately $4,000 (2%) and $168,000 (28%), respectively. This decrease was primarily attributable to decreased real estate taxes of HMG-Fieber Associates as the result of sales of properties, and due to decreased insurance costs at the Grove Isle property.

          Hotel, Club and Marina payroll and related expenses for the three and six months ended June 30, 1997 decreased by approximately $718,000 (93%) and $1.5 million (93%), respectively, as compared with

                                      ( 5 )
that of the same periods in 1996. Also, cost of food and beverage decreased to zero after November 1996. These decreases were attributable to the aforementioned lease of the Grove Isle property.

          Hotel, club and marina administrative and general expenses for the three and six months ended June 30, 1997, decreased by $611,000 (86%) and $ 1.3 million (80%), respectively, as compared with that of the same period in 1996. This was also attributable to the aforementioned lease of the Grove Isle property.

          For the three and six months ended June 30, 1997, general and administrative expenses increased by $29,000 (16%) and $45,0000 (18%), respectively, as compared to the same comparable periods in 1996.
These increased are primarily the result of increased professional fees.

          For the three and six months ended June 30, 1997 minority partners' interest in losses of consolidated entities increased by $28,000 (140%) and $22,000 (25%), respectively, as compared to that of the same comparable periods in 1996. These increases are primarily due to decreased gains from HMG- Fieber.

          All other expenses for the three and six months ended June 30, 1997 as compared to the same period in 1996 remained consistent.

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

MATERIAL COMPONENTS OF CASH FLOWS

          For the three and six months ended June 30, 1997, net cash provided by investing activities was approximately $228,000. This consisted primarily of net proceeds from disposal of properties of $1.9 million, partially offset by increased mortgage loans receivable of $1.1 million, net contributions to unconsolidated entities of $477,000 and improvements of properties of $37,000.

          For the six months ended June 30, 1997, net cash used in financing activities was approximately $883,000. This consisted primarily of repayment of mortgages payable of $1 million and distributions to minority partners of $262,000. These uses of cash were partially offset by additions to mortgages and notes payable of $457,000.



PART II.   OTHER INFORMATION

Item I.  Legal Proceedings

          As previously disclosed in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, on April 4, 1997, the Company made certain claims and took certain other actions against Lee Gray, a former officer and Director of the Company, Norman A. Fieber, a former Director of the Company, and certain related parties. The Company's claims and actions arose from the failure of Messrs. Gray and Fieber to disclose Mr. Gray's interest in the Company's HMG-Fieber Wallingford Associates and HMG-Fieber Associates joint ventures (the "Joint Ventures") and the inquiry into Messrs. Gray's and Fieber's faulure to disclose Mr. Gray's interest in HMG-Fieber Associates by a Special Committee appointed by the Board of Directors (the "Inquiry"). The Company is currently party, as both plaintiff and defendant, to litigation in three jurisdictions stemming from the Inquiry and the actions taken by the Company and Courtland Group, Inc., a Delaware corporation ("CGI"), subquent to the Inquiry.

                                      ( 6 )

HMG Courtland Properties, Inc. v. Lee Gray et al.

          On July 2, 1997, the Company filed suit in the Court of Chancery of the State of Delaware in and for New Castle County against Lee Gray (individually and as a partner in Martine Avenue Associates), Norman A. Fieber (individually and as a partner in NAF Associates), Betsy Gray Saffell (Lee Gray's sister) (individually and as a partner in Martine Avenue Associates), Martine Avenue Associates, (a New York general partnership in which Mr. Gray and Mrs. Saffell are the general partners) ("Martine"), NAF Associates (a Connecticut general partnership in which Mr. Fieber and Martine are general partners, and the Company's joint venture partner in HMG-Fieber Associates ("NAF"), and The Jim Fieber Trust (a trust for beneficiaries including Mr. Fieber and Martine, and the Company's joint venture partner in HMG-Fieber Wallingford Associates, which has James A Fieber, son of Norman A. Fieber, as trustee) (the "Trust").

          The Company's lawsuit is based on the facts underlying the Board of Directors' conclusion, based upon the report of the Special Committee following the Inquiry and in consultation with counsel, that Mr. Gray breached his fiduciary duties to the Company and CGI by failing to disclose his interest in the Joint Ventures, and that Mr. Fieber breached his fiduciary duty to the Company and assisted Mr. Gray by failing to disclose Mr. Gray's interest in the Joint Ventures. The Company's suit makes the following claims: (i) breach of fiduciary duty against Mr. Gray; (ii) breach of fiduciary duty against Mr. Fieber; (iii) aiding and abetting against Mr. Fieber, Mrs. Saffell, Martine, NAF and the Trust; (iv) usurpation of a corporate opportunity against all defendants; (v) common law fraud against Messrs. Gray and Fieber; and (vi) conspiracy against all defendants. Relief being sought by the Company includes:
(i) damages; (ii) imposition of constructive trust for the benefit of the Company over, and an accounting of, the defendants' interests in the Joint Ventures; (iii) a recision of the transactions which created the Joint Ventures; and (iv) a disgorgement of all interests and profits derived by all the defendants from the Joint Ventures. The Company believes strongly that its claims are meritorious and intends to vigerously pursue all legal remedies against all defendents.

Lee Gray  v. Maurice Wiener et al.

          On May 22, 1997, Lee Gray, a former director and officer and a shareholder of the Company and a former officer and director and a shareholder of CGI, which currently serves as the Company's advisor pursuant to an advisory agreement which expires December 31, 1997, filed suit in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida against the following defendants: (i) the Company; (ii) all of the directors and certain of the officers of the Company and of CGI; (iii) CGI; and (iv) HMG Advisory Corp., a Delaware corporation that will serve as the Company's advisor commencing January 1, 1998 pursuant to the advisory agreement approved by the shareholders at the Company's Annual Meeting held on June 27, 1997.

          In his lawsuit, Mr. Gray, individually and derivatively as a shareholder of CGI, alleges, among other things, that his removal as an officer of the Company, his failure to be nominated for reelection as Director of the Company, his subsequent removal as an officer and director of CGI and the Board of Directors' decision not to renew the Company's current advisory agreement with CGI, were the product of a conspiracy involving certain officers and Directors of the Company and of CGI who wanted to force Mr. Gray out of the Company and CGI, and to terminate the Company's advisory agreement with CGI, for their own financial gain. Mr. Gray has also alleged that he was libeled in the discussion of the Inquiry and the results thereof in certain documents, including documents filed with the Securities and Exchange Commission.

                                      ( 7 )

Mr. Gray is seeking money damages in excess of $15,000, punitive damages, and temporary and permanent injunctive relief on the following grounds: (i) breach of fiduciary duty against the directors and certain of the officers of the Company; (ii)libel against the Company and the directors and certain of the officers of the Company; (iii) breach of fiduciary duty against the officers and directors of CGI; and (iv) tortious interference with an advantageous business relationship against defendants HMG Advisory Corp. and the officers and directors of CGI. The Company and its officers and directors believe strongly that they have meritorious defenses to and intend to vigorously defend against, the claims made by Mr. Gray.

Norman A. Fieber v. HMG/Courtland Properties, Inc. et al.

          On July 8, 1997, Norman A. Fieber, NAF Associates and James A. Fieber, Trustee (collectively, the "Fieber Plaintiffs") filed a separate lawsuit against the Company in the Superior Court of the State of Connecticut, Fairfield/Bridgeport Judicial District. In their lawsuit, The Fieber Plaintiffs are seeking a declaratory judgement absolving them of any liability to the Company on essentially all of the issues and claims being considered in the Company's lawsuit in Delaware discussed above. The Company intends to vigorously oppose the Fieber Plaintiffs declaratory judgement actions.


Item 2. Exhibits and Reports on Form 8-K

          (a) There were no reports on Form 8-K filed for the quarter ended June 30, 1997.



                                      ( 8 )

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         HMG/COURTLAND PROPERTIES, INC.







Dated:    August 13, 1997                /s/ Lawrence Rothstein
                                         Lawrence Rothstein
                                         Senior Vice President





Dated:    August 13, 1997                /s/ Carlos Camarotti
                                         Carlos Camarotti
                                         Vice President - Finance



                                      ( 9 )