Form 10KSB40
period 1997-12-31
HMG COURTLAND PROPERTIES INC
filed 1998-04-15
CIK 311817

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                                   (Mark One)

X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 1-7865

HMG/COURTLAND PROPERTIES, INC.
(Name of small business issuer in its charter)

         DELAWARE                                            59-1914299
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                        Identification Number)

        2701 S. Bayshore Drive,                                 33133
        Coconut Grove, Florida                                (Zip Code)
(Address of principal executive offices)

         Issuer's telephone number, including area code: (305) 854-6803

           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                                Name of each exchange
  Share of Common Stock:                               on which registered:
Par value $1.00 per share                             American Stock Exchange

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE
Total Number of Pages: 63                          Exhibit Index: Page No.: 49
                                   (continued)

                                       (1)

State the issuer's revenues for the most recent fiscal year:
                                                 $3,874,978

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $2,111,834 based on the closing price of the stock as traded on the American Stock Exchange on April 7, 1998. (Excludes shares of voting stock held by directors, executive officers and beneficial owners of more than 10% of the Registrant's voting stock; however, this does not constitute an admission that any such holder is an "affiliate" for any purpose.)

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: 1,166,835 shares of common stock, $1 par value, as of April 7, 1998.

                                       (2)

                                     Part I.

Item 1.  Business.

HMG/Courtland Properties, Inc. (the "Company") invests in a portfolio of equity interests in commercial real estate. The Company was organized in 1972 and qualifies for taxation as a real estate investment trust ("REIT") under the Internal Revenue Code. The Company's present investment policy is to invest primarily in income-producing commercial properties.

To implement its investment policy, the Company directly and through its subsidiaries has invested in improved properties and in the commercial development of unimproved properties held in its portfolio or acquired for that purpose.

The following table summarizes the Company's portfolio of real estate investments as of December 31, 1997:

                                                              Percent of
         Geographic Distribution                             Investments (1)
         Florida                                                    65%
         Texas                                                      30%
         Northeastern United States (2)                              5%
                                                                 ------
                                                                   100%

         Type of Property   (3)
         Undeveloped land                                           30%
         Hotel and club facility                                    43%
         Individual retail stores                                    4%
         Yacht slips                                                 9%
         Restaurants and other                                      14%
                                                                  -----
                                                                   100%

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

Consolidated Entities.
Courtland Investments, Inc. ("CII"). The Company owns a 95% equity interest in CII (all non-voting). The other 5% equity interest (which is 100% of the voting interest) is held by Masscap Investment Company, Inc. ("MICI"), a wholly-owned subsidiary of Transco Realty Trust ("Transco") which is a 41% shareholder of the Company. CII owns equity interests in certain corporations and partnerships that

                                       (3)
are passive (non-operating) in nature. CII also owns an interest in a partnership which owns a 50 room hotel and private club (see discussion on Grove Isle Associates, Ltd. "GIA"), a corporation (Grove Isle Club Inc."GICI") which formerly operated the hotel and club and a joint venture owning the marina adjacent to the hotel and club (Grove Isle Yacht Club Associates "GIYCA"). The properties are located in Coconut Grove, Florida, and a more detailed description of each follows:

Grove Isle Associates, Ltd. ("GIA"). This limited partnership (owned 15% by CII and 85% by the Company) owns a 50 room hotel and private club facility (the "facility") located on 7 acres of a private island in Coconut Grove, Florida, known as "Grove Isle". In addition to the 50 hotel rooms, the facility includes public space, tennis courts, and a pool. The facility is encumbered by a mortgage note payable with an outstanding balance of $3.8 million and $4.3 million as of December 31, 1997 and 1996, respectively. On May 31, 1997, CII sold a 45% partnership interest in Grove Isle Associates to the Company. The ownership of GIA is now 85% directly by the Company and 15% by CII. This sale, being between two consolidated entities, had no impact on the consolidated financial statements of the Company.

In November 1996, GIA entered into a long-term lease with an unrelated tenant, Westgroup Grove Isle Associates, Ltd. ("Westgroup") and a Master Agreement with Westgroup whereby among other things Westgroup assumed the operations of the Grove Isle hotel and club.

The leased premises includes all real property and all furniture, furnishings, fixtures, appliances and other equipment used in connection with the operation of the Grove Isle hotel, resort and membership club. The initial term of the lease is ten years and calls for annual net base rent of $880,000 plus real estate taxes and property insurance, payable in monthly installments. The lease also called for an "initial payment" (as defined and as previously reported) of $1,000,000. The "initial payment" of $1,000,000 was paid by Westgroup to GIA on November 19, 1996 and the use of these funds was restricted in accordance with the Master Agreement between GIA and Westgroup. GIA was obligated to provide to Westgroup, upon receipt of required documentation, funds from the "initial payment" for capital improvements made to the Grove Isle property and operating shortfalls, as defined. As of November 1997, all restricted funds had been disbursed in accordance with the Master Agreement and no restricted funds remain. In addition to the "initial payment" and base net rent, Westgroup shall also pay GIA participation rent consisting of a portion of Westgroup's operating surplus, as defined in the lease agreement. Participation rent is due at end of each lease year. No participation rent was due in 1997. Furthermore, also as previously reported, in consideration for GICI relinquishment of its rights in and to the original lease with GIA, GIA agreed to pay to GICI the sum of $200,000 for each year that the Westgroup lease is in good standing and has also assigned to GICI the aforementioned participation rent due from Westgroup. This sum is payable annually commencing in November 1997, at which time the initial payment was made.

During 1997 and in conjunction with the aforementioned agreements, GIA advanced $500,000 to the principal owner of the tenant of the Grove Isle property. GIA received a promissory note bearing interest at 8% per annum with interest payments due quarterly beginning on July 1, 1997 and all principal due at maturity in 2006. All interest payments due have been received.

Grove Isle Club, Inc. ("GICI"). This corporation operated the aforementioned hotel and club through November 18, 1996. It's primary sources of revenues are presently from the aforementioned $200,000 annual payment from GIA. As of December 31, 1997 and 1996 GICI has amounts due to GIA (relating to prior year's unpaid rent) of $1,759,000 and $1,841,000, respectively. This promissory note bears interest at 8% per annum and is due on demand.

                                      (4)

Grove Isle Yacht Club Associates ("GIYCA"). This partnership was the original developer of the 85 boat slips located at Grove Isle. As of December 31, 1997, forty-one slips remain unsold and are encumbered by the aforementioned $3.8 million mortgage note payable by GIA. GIYCA (through a 100% owned subsidiary) operates and maintains all aspects of the marina at Grove Isle in exchange for an annual maintenance fee from the slip owners to cover operational expenses.

HMG-Fieber Associates ("Fieber"). HMG-Fieber Associates, a joint venture owned 65% by the Company and 35% by NAF Associates (NAF), a Connecticut general partnership, owns 10 retail stores. Eight of the stores are leased to Grossman's, Inc., a chain of home improvements stores, under net leases. Two stores are not leased at the present time. During 1997 Fieber sold 4 of its locations as described below. Also, effective January 1, 1997, each partner in HMG-Fieber received its pro rata interest in the ventures' property located in Vermont. The property was transferred at book value and resulted in no gain or loss to the Company. All except one of the remaining leases contain renewal options of at least five years.

Reference is made to Item 12. Certain Relationships and Related Transactions for further information regarding the failure of Mr. Gray and Mr. Fieber to disclose Mr. Gray's interest in NAF, the inquiry into that failure by a Special Committee appointed by the Board of Directors and the actions taken by the Board of Directors as a result of that inquiry.

In October 1997, Fieber sold its property located in Pittsfield, Maine for $75,000 and recognized a gain to the venture of approximately $33,000. The net gain to the Company was approximately $19,000.

In August 1997, Fieber sold its property located on Presque Isle, Maine for $150,000 and recognized a gain to the venture of approximately $102,000. The net gain to the Company was approximately $60,000.

In March 1997, Fieber sold its store located in Vestal, New York for $350,000 and recognized a gain to the venture of approximately $226,000. The net gain to the Company was approximately $132,000.

In January 1997, Fieber sold its store located in Springfield, Massachusetts for approximately $937,000 and recognized a gain to the venture of approximately $774,000. The net gain to the Company was approximately $452,000.

In November 1996, Fieber sold its store located in Bangor, Maine for $275,000 and recognized a gain to the venture of approximately $181,000. The net gain to the Company was approximately $106,000.

In November 1996, Fieber sold its store located in Ithaca, New York for $750,000 and recognized a gain to the venture of approximately $656,000. The net gain to the Company was approximately $384,000.

In November 1996, Fieber sold its store located in Johnstown, New York for $445,000 and recognized a gain to the venture of approximately $347,000. The net gain to the Company was approximately $203,000.

In September 1996, Fieber sold its store located in Portland, Maine for $1.2 million and recognized a gain to the venture of approximately $1 million. The net gain to the Company was approximately $589,000.

                                      (5)

In September 1996, Fieber sold its store located in West Springfield, Massachusetts for $460,000 and recognized a gain to the venture of approximately $376,000. The net gain to the Company was approximately $220,000.

The Grove Towne Center - Texas, Ltd. ("TGTC"). The Grove Towne Center-Texas, Ltd. is a limited partnership owned 65% by the Company (including a 1% general partnership interest by a wholly-owned subsidiary of the Company). The remaining 35% partnership interest is held by two unrelated entities.

TGTC was formed in 1994 for the purpose of developing an entertainment/value oriented retail center on a 41 acre site in suburban Houston, Texas. As previously reported, during the fourth quarter of 1995, TGTC decided not to go forward with the project as designed.

On January 1, 1998 a 10% limited partner of TGTC assigned its partnership interest to the Company in exchange for the cancellation of a $677,000 promissory note due to the Company. This assignment has no impact on the Company's consolidated financial statements.

In January 1998, TGTC sold 13.5 acres for $2.6 million. The net gain on this sale to the Company was approximately $796,000. The partnership continues to own approximately 23 acres held for investment and/or development.

In December 1997 TGTC was awarded approximately $380,000 from the State of Texas in consideration for the condemnation of 28,000 square feet of its property to be used to widen the adjacent freeway. The net gain to the Company was approximately $181,000.

In February 1997, TGTC sold .7 acres for $244,000. The net gain to the Company was approximately $68,000.

In January 1997, TGTC sold 3.15 acres for $823,000. The net gain to the Company was approximately $146,000.

In December 1996, TGTC sold a .7 acre corner site for approximately $433,000. The net gain to the Company was approximately $129,000.

South Bayshore Associates ("SBA"). SBA is a joint venture, formed in 1986 in which Transco Realty Trust (Transco) and the Company hold interests of 25% and 75%, respectively. The major asset of SBA is a demand note bearing interest at the prime rate from Transco with an outstanding balance as of December 31, 1997 and 1996 of approximately $450,000 and $425,000, respectively, in principal and accrued interest.

The Company holds a demand note (which is eliminated in consolidation) from SBA bearing interest at the prime rate plus 1% with an outstanding balance including accrued interest as of December 31, 1997 and 1996 of approximately $935,000 and $877,000, respectively, in principal and accrued interest.

HMG Fashion Square, Inc. This wholly-owned subsidiary has a 90% partnership interest in Fashion Square Partnership (the "partnership") formed in 1992 for the purpose of developing a shopping center located on approximately 11.5 acres near Jacksonville, Florida. The shopping center presently consists of four operating restaurants and a Sears Homelife Center. Three of the four restaurant operators are leasing the property from the partnership and the fourth operator purchased the third and final out parcel from the partnership in November 1997, as described below.

                                      (6)

In November 1997, the partnership sold its last out parcel, approximately one acre, for $400,000. The net gain to the Company was approximately $175,000. The purchaser is an operator of a chain of restaurants.

In December of 1996, the partnership entered into a lease with a tenant which is an operator of a restaurant. The leased premises, a 6,242 square foot restaurant, was constructed in 1996 and the partnership contributed $200,000 towards the cost of the restaurant building. The initial term of the lease is ten years and calls for annual base rent of $80,000 for years one through five and $88,000 for years six through ten. The lease also calls for percentage rent of 3% of gross sales exceeding approximately $2.7 million for years one through five and $2.9 million for years six through ten. No percentage rent was due in 1997. The lease also provides three five year renewal options for years eleven through twenty-five with escalating base rent.

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

HMG Sugargrove, Inc. This wholly-owned subsidiary owns approximately eight acres of land held for development located in Houston, Texas and is encumbered by a non-recourse mortgage loan which matured in February 1997 and was extended to February 1998 and further extended to February 2000. This loan, as amended, bears an annual rate of interest of 9.75% payable quarterly with principal payments of approximately $16,000 due each February. The remaining principal balances as of December 31, 1997 and 1996 were approximately $149,000 and $165,000, respectively. In July 1997, a prospective buyer of the 8 acres forfeited a $225,000 non-refundable deposit and did not close on the sale. This amount has been recognized as other income.

Insurance, Environmental Matters and Other.
In the opinion of management, all assets of the Company are adequately covered by insurance and the cost and effects of complying with environmental laws do not have a material impact on the Company's operations.

                                      (7)

Other Transactions and Investments.

(a)  Sales of Property.
     During 1997, the Company sold approximately 9.4 acres of undeveloped land located in Houston, Texas for approximately $997,000, and recognized a net gain on the sales of approximately $131,000.

     In December 1997, the Company was awarded approximately $1.1 million from the State of Texas in consideration for the condemnation of certain property in Houston, Texas. This property had been sold by the Company in 1994, but the rights to any condemnation proceeds were retained by the Company per agreement with the buyer. The Company recognized a net gain of approximately $663,000 on this condemnation.

     Reference is made to the above sections of Item 1. Business and Item 6. Management's Discussion and Analysis or Plan of Operation for information concerning sales of properties.

(b)  Other Investments.

     Other Unconsolidated Investments of CII.
     T.G.I.F. Texas, Inc. (T.G.I.F.). CII owns 2,798,232 shares of common stock of T.G.I.F. Texas, Inc., a Texas publicly-held corporation (T.G.I.F.), (representing 49.31% of T.G.I.F. equity) with a carrying value of approximately $2.3 million. Mr. Wiener is a director and stockholder of T.G.I.F. As of December 31, 1997 and 1996, CII had outstanding loans due to T.G.I.F. of approximately $3.1 million and $2.5 million, respectively. These loans are payable on demand and bear interest at the prime rate (8.50% as of December 31, 1997). Interest is payable annually in January. CII expects to repay these loans with proceeds from distributions of its investments. The carrying value of CII's Investment in TGIF approximates its net realizable value.

     CII also owns investments primarily in the form of limited partnership interests in companies whose purpose is to make equity investments in growth oriented enterprises. The Company's ownership interest in these partnerships represents less than 3% of each partnership's total ownership.

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

Advisory Agreement (the "Agreement").
Terms of the Agreement. Under the terms of the Agreement, amended and restated on June 15, 1988, Courtland Group, Inc. (the "Advisor") serves as the Company's investment advisor and, under

                                      (8)
the supervision of the directors of the Company, administers the day-to-day operations of the Company. All officers of the Company who are officers of the Advisor are compensated solely by the Advisor for their services. The Agreement is renewable annually upon the approval of a majority of the directors of the Company who are not affiliated with the Advisor and a majority of the Company's shareholders. The contract may be terminated at any time on 120 days' written notice by the Advisor or upon 60 days' written notice by a majority of the unaffiliated directors of the Company or the holders of a majority of the Company's outstanding shares.

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

New Advisory Agreement. As previously reported, on April 4, 1997, the Board of Directors approved a new advisory agreement between the Company and HMG Advisory Corp. effective for a term commencing January 1, 1998 through December 31, 1998. This new advisory agreement was approved by a majority of the shareholders of the Company at the 1997 Annual Meeting of Shareholders on June 27, 1997. The new advisory agreement is substantially the same as the former advisory agreement but with a 25% reduction in the regular compensation paid to the new advisor.

HMG Advisory Corp. is majority owned by Mr. Wiener with the remaining shares owned by certain officers. The officers and directors of HMG Advisory Corp. are as follows: Maurice Wiener, Chairman of the Board and Chief Executive Officer; Lawrence I. Rothstein, President, Treasurer, Secretary and Director; Carlos Camarotti, Vice President - Finance and Assistant Secretary; and Bernard Lerner, Vice President.

Advisory Fees. For the year ended December 31, 1997, the Company and its subsidiaries paid the Advisor approximately $1,260,000 in fees, of which $875,000 represented regular compensation and approximately $385,000 represented incentive compensation, including approximately $130,000 paid by CII to the Advisor relating to capital gains realized by CII. In 1996, the Advisor's regular compensation amounted to $875,000, while its incentive compensation amounted to approximately $192,000, including approximately $26,000 paid by CII. to the Advisor relating to capital gains realized by CII. The Advisor is also the manager for certain of the Company's affiliates and received fees of $30,000 in 1997 and 1996, for such services.

Item 2. Description of Property.
The principal executive offices of the Company and the Advisor are located at 2701 South Bayshore Drive, Coconut Grove, Florida, 33133, in premises furnished by the Advisor pursuant to the terms of the Agreement. Reference is made to Item
1. Business for a description of the Company's properties.

Item 3. Legal Proceedings.
As previously reported, the Company has made certain claims and took certain other actions against Lee Gray, a former officer and Director of the Company, Norman A. Fieber, a former Director of the Company, and certain related parties. The Company's claims and actions arose from the failure of Messrs. Gray and Fieber to disclose Mr. Gray's and Mr. Gray's sister's interest in the Company's HMG-Fieber Wallingford Associates and HMG- Fieber Associates joint ventures (the "Joint Ventures") and the inquiry into Messrs.

                                      (9)

Gray's and Fieber's failure to disclose Mr. Gray's interest in HMG-Fieber Associates by a Special Committee appointed by the Board of Directors (the "Inquiry"). The Company is currently party, as both plaintiff and defendant, to litigation in three jurisdictions stemming from the Inquiry and the actions taken by the Company and Courtland Group, Inc., a Delaware corporation ("CGI"), subsequent to the Inquiry.

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

The Company's lawsuit is based on the facts underlying the Board of Directors' conclusion , based upon the report of the Special Committee following the Inquiry and in consultation with counsel, that Mr. Gray breached his fiduciary duties to the Company and CGI by failing to disclose his and his sister's interest in the Joint Ventures, and that Mr. Fieber breached his fiduciary duty to the Company and assisted Mr. Gray by failing to disclose Mr. Gray's and Mr. Gray's sister's interest in the Joint Ventures. The Company's suit makes the following claims: (I) breach of fiduciary duty against Mr. Gray; (ii) breach of fiduciary duty against Mr. Fieber; (iii) aiding and abetting against Mr. Fieber, Mrs. Saffell, Martine, NAF and the Trust; (iv) usurpation of a corporate opportunity against all defendants; (v) common law fraud against Messrs. Gray and Fieber; and (vi) conspiracy against all defendants. Relief being sought by the Company includes: (I) damages; (ii) imposition of constructive trust for the benefit of the Company over, and an accounting of, the defendants' interests in the Joint Ventures; (iii) a recision of the transactions which created the Joint Ventures; and (iv) a disgorgement of all interests and profits derived by all the defendants from the Joint Ventures. The lawsuit is currently in the early stages of discovery. The Company believes strongly that its claims are meritorious and intends to vigorously pursue all legal remedies against all defendants.

Lee Gray  v. HMG/Courtland Properties, Inc et al.
On May 22, 1997, Lee Gray, a former director and officer and a shareholder of the Company and a former officer and director and a shareholder of CGI, which currently serves as the Company's advisor pursuant to an advisory agreement which expires December 31, 1997, filed suit in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida against the following defendants: (I) the Company; (ii) all of the directors and certain of the officers of the Company and of CGI; (iii) CGI; and (iv) HMG Advisory Corp., a Delaware corporation that will serve as the Company's advisor commencing January 1, 1998 pursuant to the advisory agreement approved by the shareholders at the Company's Annual Meeting held on June 27, 1997.

In his lawsuit, Mr. Gray, individually and derivatively as a shareholder of CGI, alleges, among other things, that his removal as an officer of the Company, his failure to be nominated for reelection as Director of the Company, his subsequent removal as an officer and director of CGI and the Board of Directors' decision not to renew the Company's former advisory agreement with CGI, were the product of a conspiracy involving certain officers and Directors of the Company and of CGI who wanted to force Mr. Gray out of the Company and CGI, and to terminate the Company's advisory agreement with CGI, for their own financial gain. Mr. Gray has also alleged that he was libeled in the discussion of

                                      (10)
the Inquiry and the results thereof in certain documents, including documents filed with the Securities and Exchange Commission. Mr. Gray is seeking money damages in excess of $15,000, punitive damages, and temporary and permanent injunctive relief on the following grounds: (I) breach of fiduciary duty against the directors and certain of the officers of the Company; (ii) libel against the Company and the directors and certain of the officers of the Company; (iii) breach of fiduciary duty against the officers and directors of CGI; and (iv) tortious interference with an advantageous business relationship against defendants HMG Advisory Corp. and the officers and directors of CGI.

On July 10, 1997, the Company filed a motion to dismiss the portion of the lawsuit directed against it and its directors. The motion to dismiss was granted November 18, 1997. On December 1, 1997, Mr. Gray filed an amended complaint that seeks to reinstate the libel claim against the Company. The Company has moved to dismiss the amended complaint. The motion is currently subjudice. The Company and its officers and directors believe strongly that they have meritorious defenses to, and intend to vigorously defend against, the claims made by Mr. Gray.

CGI also filed a motion to dismiss the tortious interference claims described in
(iv) above which was granted. HMGA filed a motion to dismiss which was granted. HMGA is no longer a defendant.

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

On August 27, 1997, the Company moved to dismiss, or in the alternative, stay this action on the grounds that the declaratory judgement action was inappropriate given the pendency of the Company's prior pending lawsuit in Delaware. This motion is currently subjudice. The Company intends to vigorously oppose the Fieber Plaintiffs' declaratory judgment action.

Item 4.  Submission of Matters to a Vote of  Security Holders.
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                      (11)

                                    Part II.


Item 5.  Market Price for Common Equity and Related Stockholder Matters.

The high and low per share sales prices of the Company's stock on the American Stock Exchange for each quarter during the past two years were as follows:

                         High                  Low
March 31, 1996          7 3/4                 7 1/4
June  30, 1996          7 1/4                 6 7/8
September 30, 1996      6 7/8                 6 1/2
December 30, 1996       6 3/8                 4 5/8

March 31, 1997          4 7/8                 4 1/8
June 30, 1997           4 7/8                 4 1/8
September 30, 1997      4 7/8                 4 1/8
December 31, 1997       4 7/8                 4 1/8

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

As of April 7, 1998, there were 223 holders of record of the Company's common stock.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Discussion of Balance Sheet Items:

At December 31, 1997, the balance sheet reflected assets consisting primarily of equity interests in real estate investment properties and investments in unconsolidated entities. Liabilities at December 31, 1997 consisted principally of mortgages on individual properties.

Significant changes and/or activity in specific balance sheet items between December 31, 1997 and 1996 are described below:

Assets:
Commercial and industrial properties as of December 31, 1997 remained consistent with that of 1996 at approximately $3.0 million. During 1997, however, CII purchased an office building located in Coconut Grove, Florida for approximately $575,000. This increase was partially offset by the sales of four properties held by HMG-Fieber Associates with a total net book value of $304,000 and the sale of an out parcel by Fashion Square Partnership with a net book value of $150,000.

The carrying value of the hotel and club facility decreased from approximately $8.1 million to approximately $7.3 million, a decrease of approximately $800,000 (or 10%). This was primarily the result of depreciation expense of approximately $872,000.

                                      (12)

Land held for development decreased from approximately $6.7 million to approximately $5.1 million, a decrease of approximately $1.6 million (or 24%). This was primarily as the result of sales of land located in Houston, Texas.

Investments in and receivables from unconsolidated entities increased from approximately $3.1 million to approximately $4.1 million, an increase of approximately $1 million (or 32%). This was primarily as a result of approximately $378,000 of additional investments (net of distributions) by CII in limited partnerships whose primary purpose is to make equity investments in growth-oriented enterprises and an increased investment balance in TGIF Texas, Inc. of approximately $538,000.

Notes and advances due from related parties decreased from approximately $842,000 to approximately $656,000, a decrease of approximately $186,000 (or 22%). This was primarily due to repayments of amounts due from Courtland Group, Inc.

The Company's consolidated balance in cash and cash equivalents increased from approximately $1.4 million to approximately $2.5 million, an increase of approximately $1.1 million (or 76%) . This increase is primarily the result of increased proceeds from the disposal of properties and increased other income and gains from unconsolidated entities.

Restricted cash decreased by $1 million as the result of the disbursement during 1997 of the initial payment received by Grove Isle Associates, Ltd. in connection with the lease agreement and master agreement entered into with Westgroup in November 1996. Reference is made to the above sections of Item 1. Business for discussion regarding the Grove Isle lease.

Other assets increased from approximately $618,000 to approximately $895,000, an increase of approximately $277,000 (or 45%). This was primarily the result of $250,000 of funds in escrow relating to the condemnation of certain property located in Houston, Texas on December 31, 1997.

Liabilities:
Accounts payable and accrued expenses decreased from approximately $1.6 million to approximately $900,000, a decrease of approximately $700,000 (or 44%). This was primarily as a result of decreased accounts payable balances of The Grove Towne Center, Ltd., Fashion Square partnership and Grove Isle Club, Inc.

Mortgages and notes payable increased from approximately $10.1 million to approximately $10.2 million, an increase of approximately $100,000 (or 1%). The activity during the year consisted of additional borrowing of $350,000 by Fashion Square Partnership from a bank, additional borrowings of $431,000 by CII from a bank with proceeds used to purchase an office building in Coconut Grove, Florida in August of 1997, and additional borrowings by CII from TGIF Texas of approximately $665,000. These borrowings were partially offset by repayments of debt of approximately $1.3 million.

Other liabilities decreased from approximately $1.3 million to approximately $391,000, a decrease of approximately $893,000 (or 67%). This was primarily as the result of the disbursement by GIA of the $1 million restricted cash payment received in 1996 from the new tenant at Grove Isle. Reference is made to Item 1. Business for further information regarding this disbursement). The decrease in other liabilities was partially offset by an increase in other liabilities of The Grove Towne Center, Ltd. as a result of deposits held on pending sales of real estate of $250,000.

                                      (13)

Results of Operations:
For the year ended December 31, 1997, the Company reported net income of approximately $548,000 compared with a net loss of approximately $2.1 million for the year ended December 31, 1996. Changes in specific revenues and expenses are discussed below.

Revenues:
1997 versus 1996:
Total revenues for the year ended December 31, 1997 as compared with that of 1996 decreased by approximately $4 million (or 51%). This decrease was primarily due to decreased operating revenues from the Grove Isle hotel, club and marina of approximately $5.6 million (or 91%) as the result of the lease of the Grove Isle property in November 1996 (Reference is made to the above sections of Item
1. Business). This decrease in revenues was partially offset by increased rental and related revenues of approximately $370,000 (or 28%), increased gains from unconsolidated entities of approximately $889,000 (consisting primarily of CII's gain from TGIF Texas and from other investments), and increased interest income from invested cash, dividends and other of approximately $520,000 (primarily consisting of a approximately $202,000 gain from the forfeiture of a non-refundable deposit and approximately $107,000 gain from the sale of a yacht slip).

Expenses:
1997 versus 1996:
Total expenses for the year ended December 31, 1997 as compared to that of 1996 decreased by approximately $6.3 million (or 55%). The primary factor contributing to this decrease was the termination of operations of the Grove Isle Club in November 1996.

Total operating expenses of the Grove Isle hotel, club and marina decreased approximately $6.3 million (or 90%) in fiscal 1997 versus 1996. The only remaining costs included in this category pertain to the operations of the Grove Isle Marina which remained consistent with that of last year (approximately $504,000). The related revenues from the marina operations which are included in other income were approximately $476,000 for 1997 and approximately $484,000 for 1996.

Operating expenses of rental properties and other decreased by approximately $222,000 or (21%) for the year ended December 31, 1997 as compared to 1996. This decrease was due to lower operating expenses of Grove Isle Associates and HMG-Fieber.

General and administrative expenses increased by approximately $418,000 or (77%) for the year ended December 31, 1997 as compared to 1996. This increase was primarily due to increased legal fees relating to on-going litigation.

Minority partner's interest in operating losses of consolidated entities decreased by approximately $103,000 (or 56%) primarily due to decreased losses from Courtland Investments, Inc. and subsidiaries, primarily Grove Isle Club, Inc.

Net gain on sale of real estate for the year ended December 31, 1997 consisted of the following:

                                                  Net gain after incentive
            Property Sold                        fee and minority interest
     HMG-Fieber retail stores in various states             $ 664,000
     Undeveloped land in Texas                              1,190,000
     Land in Florida shopping center                          174,000
                                                           ----------
                                                           $2,028,000
                                                           ==========

                                      (14)

Projected Operating Results:
The Company discontinued operating the Grove Isle property in November 1996. As a result of this the Company no longer generates hotel and club revenues, nor does it incur the related expenses. The Company's rental and related revenues in 1998 are expected to remain consistent with those of 1997.

Effect of Inflation:
Inflation affects the costs of operating and maintaining the Company's investments and the availability and terms of financing. In addition, rentals under certain leases are based in part on the lessee's sales and tend to increase with inflation, and certain leases provide for periodic adjustments according to changes in predetermined price indices.

Liquidity and Capital Resources:
The Company's material commitments primarily consist of maturities of debt obligations of approximately $4.4 million in 1998. The funds necessary to meet these obligations are expected from the proceeds of sales of properties, refinancing, distributions from investments and available cash. Included in the maturing debt obligations is a note payable by CII to TGIF of approximately $3.1 million due on demand. CII intends to repay this obligation, when due, with funds available from distributions from investments. In addition, the Company intends to continue to seek opportunities for investment in income producing properties.

The Company used cash from operating activities of approximately $2.2 million for the year ended December 31, 1997 versus approximately $3.3 million in 1996. The Company's cash flow from operating activities in 1998 is expected to remain consistent with that of 1997.

Capital Expenditure Requirements:
The Company does not presently anticipate any significant capital expenditures, other than in the ordinary course of business.

The Company is not presently in the process of evaluating the conversion of its computer systems to "Year 2000" compliant software. However, the Company does not expect the cost of such conversion to be material to its financial condition or results of operations, nor does it anticipate any material disruption in its operations with respect thereto.

Material Changes in Operating, Investing and Financing Cash Flows:
Discussion of 1997 Changes.
For the year ended December 31, 1997, net cash provided by investing activities was approximately $3.5 million. This consisted primarily of net proceeds from disposals of properties of approximately $4.7 million, less increased mortgage loans, notes and other receivables (net of decreases) of approximately $450,000, less acquisitions and improvements of properties of approximately $670,000 (primarily relating to the acquisition of an office building in Coconut Grove, Florida and less additional investments (net of distributions) of approximately $161,000 made by CII in limited partnerships whose primary purpose is to invest in growth- oriented companies.

For the year ended December 31, 1997, net cash used in financing activities was approximately $170,000. This consisted of repayment of mortgages and notes payable of $1.3 million and distributions to minority partners of approximately $302,000, partially offset by additional borrowings of $1.4 million (primarily from CII's 49%-owned affiliate).

Future Accounting Pronouncements. SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances.

                                      (15)

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate the resources and in assessing performance.

Both SFAS No. 130 and 131, issued in June 1997, are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

Forward Looking Statements Except for historical information contained herein, the matters discussed in this Item 6, in particular, statements that use the words "believes", "intends", "anticipates" or "expects" are intended to identify forward looking statements that are subject to risks and uncertainties including, but not limited to, increased competition, governmental action, legal actions, and other unforeseen factors. The results of financial operations reported herein are not necessarily an indication of future prospects of the Company. Future results may differ materially.

                                      (16)

Item 7.  Consolidated Financial Statements

         Report of Independent Certified Public Accountants..................18.

         Consolidated balance sheets December 31, 1997 and 1996..............19.

         Consolidated statements of operations for the
            years ended December 31, 1997 and 1996...........................20.

         Consolidated statements of stockholders' equity for
            the years ended December 31, 1997 and 1996.......................21.

         Consolidated statements of cash flows for the
            years ended December 31, 1997, and 1996..........................22.

         Notes to consolidated financial statements..........................23.


                                      (17)

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of HMG/Courtland Properties, Inc.:

We have audited the accompanying consolidated balance sheets of HMG/Courtland Properties, Inc. and its subsidiaries (the "Company") as of December 31, 1997, and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997, and 1996 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                                               BDO SEIDMAN, LLP
Miami, Florida

April 7, 1998


                                      (18)

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1997 AND 1996
================================================================================

                                                                                     December 31,       December 31,
                                                                                         1997               1996
                                  ASSETS                                    NOTES
Investment Properties, net of accumulated depreciation:                       2
  Commercial and Industrial                                                              $3,046,597         $3,044,789
  Hotel and Club Facility                                                                 7,254,692          8,086,619
  Yacht Slips                                                                             1,557,675          1,708,307
  Land Held for Development                                                               5,073,976          6,712,173
                                                                                    ----------------   ----------------
                     Total investment properties, net                                    16,932,940         19,551,888


Investments In and Receivables From Unconsolidated Entities                   3           4,138,935          3,068,925
Notes and Advances Due From Related Parties                                   4             655,912            841,798
Loans, Notes and Other Receivables                                                          894,935            444,892
Cash and Cash Equivalents                                                                 2,492,059          1,389,546
Cash  Restricted                                                              8                              1,000,000
Other Assets                                                                                894,842            618,396
                                                                                    ----------------   ----------------
                               TOTAL ASSETS                                             $26,009,623        $26,915,445
                                                                                    ================   ================



                    LIABILITIES & STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Expenses                                                       888,346          1,621,924
Mortgages and Notes payable                                                   5          10,216,407         10,084,395
Other Liabilities                                                                           390,864          1,283,809
                                                                                    ----------------   ----------------
                            TOTAL LIABILITIES                                            11,495,617         12,990,128


Minority interests                                                                          396,694             356,018
                                                                                    ----------------   ----------------

                           STOCKHOLDERS' EQUITY                               7
Preferred Stock, no par value; 2,000,000 shares
   authorized; none issued
Common Stock, $1 par value; 1,500,000 shares authorized;
   1,245,635 shares issued and outstanding                                                1,245,635          1,245,635
Additional Paid-in Capital                                                               26,283,222         26,283,222
Undistributed Gains From Sales of Real Estate, net of losses                             35,151,554         33,123,339
Undistributed Losses From Operations                                                    (47,566,637)       (46,086,435)
                                                                                    ----------------   ----------------
                                                                                         15,113,774         14,565,761

Less:  Treasury Stock, at cost (78,800 shares)                                             (996,462)          (996,462)

                                                                                    ----------------   ----------------
                        TOTAL STOCKHOLDERS' EQUITY                                       14,117,312         13,569,299


                                                                                    ----------------   ----------------
                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $26,009,623        $26,915,445
                                                                                    ================   ================

See notes to consolidated financial statements

                                      (19)

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997 AND 1996
================================================================================

                                                                             For the year ended
                                                                                 December 31,
                                                          Notes           1997                 1996
                        REVENUES
  Rentals and related revenue                                         $1,707,430           $1,337,527
  Hotel, club and marina revenues                                        537,226            6,154,686
  Gain from sales of marketable securities                                71,894              252,908
  Gain from unconsolidated entities                                      909,450               20,856
  Interest from invested cash and other                                  648,978              129,147
                                                                 -------------------------------------
                     Total revenues                                    3,874,978            7,895,124
                                                                 -------------------------------------

                        EXPENSES
  Operating expenses:
     Rental Properties and other                                         822,980            1,044,816
     Hotel, club and marina expenses:
          Payroll and related expenses                                   221,284            2,784,706
          Cost of food and beverage                                                         1,170,471
          Administrative and general expenses                            473,433            3,083,577
     Advisor's fee                                          4            875,000              875,000
     General and administrative                                          962,488              544,124
     Directors' fees and expenses                                         63,227               69,248
     Depreciation and amortization                          2          1,080,347            1,152,085
                                                                 -------------------------------------
                Total operating expenses                               4,498,759           10,724,027

  Interest expense                                                       936,027              958,944
  Minority partners' interests in operating
        losses of consolidated entities                                  (79,606)            (182,876)
                                                                 -------------------------------------
                     Total expenses                                    5,355,180           11,500,095
                                                                 -------------------------------------

  Loss before sales of real estate                                    (1,480,202)          (3,604,971)

  Gain on sales of real estate, net                                    2,028,215            1,486,162
                                                                 -------------------------------------

Net Income (loss)                                                       $548,013          ($2,118,809)
                                                                 =====================================

Net Income (loss) Per Common Share, Basic and Diluted
(Based on 1,166,835 weighted average shares outstanding)                   $0.47               ($1.82)
                                                                 =====================================

See notes to consolidated financial statements

                                      (20)

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997 AND 1996
================================================================================

                                                                       Undistributed
                                                           Additional Gains from Sales Undistributed                      Total
                                         Common Stock       Paid-In   of Real Estate,  Losses from  Treasury Stock    Stockholders'
                                      Shares     Amount     Capital    Net of Losses   Operations   Shares     Cost       Equity

Balance as of January 1, 1996       1,245,635  $1,245,635  $26,283,222  $31,637,177  ($42,481,464)  78,800  ($996,462)  $15,688,108

Net Income (Loss)                                                         1,486,162    (3,604,971)                       (2,118,809)
                                    ------------------------------------------------------------------------------------------------

Balance as of December 31, 1996     1,245,635   1,245,635   26,283,222   33,123,339   (46,086,435)  78,800   (996,462)   13,569,299

Net Income (Loss)                                                         2,028,215    (1,480,202)                          548,013
                                    -----------------------------------------------------------------------------------------------

                                    ===============================================================================================
Balance as of December 31, 1997     1,245,635  $1,245,635  $26,283,222  $35,151,554  ($47,566,637)  78,800  ($996,462)  $14,117,312
                                    ===============================================================================================

See notes to consolidated financial statements

                                      (21)

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997 AND 1996
================================================================================

                                                                              1997                   1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                        $   548,013           ($2,118,809)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization                                           1,080,347             1,152,085
     Gain from unconsolidated entities                                        (909,450)              (20,856)
     Gain on sales of real estate, net                                      (2,028,215)           (1,486,162)
     Gain from sales of marketable securities, net                             (71,894)             (252,908)
     Minority partners' interest in operating losses                           (79,606)             (182,876)
     Changes in assets and liabilities:
       (Increase) decrease in other assets                                    (276,591)              860,362
       Decrease (increase) in due from affiliates                              185,886              (227,280)
       Decrease in accounts payable and accrued expenses                      (733,580)             (632,100)
       Decrease in other liabilities                                           107,055              (348,812)
                                                                           -----------           -----------
    Total adjustments                                                       (2,726,048)           (1,138,547)
                                                                           -----------           -----------
    Net cash used in operating activities                                   (2,178,035)           (3,257,356)
                                                                           -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Aquisitions and improvements of properties                                (669,806)             (516,009)
    Net proceeds from disposals of properties                                4,714,429             4,264,004
    Increase in  mortgage loans, notes and other loans receivable           (1,419,622)              (25,670)
    Decrease in  mortgage loans, notes and other loans receivable              969,579               311,385
    Net contributions to unconsolidated entities                              (160,560)             (629,059)
    Net proceeds from sales and redemptions of securities                       89,599               344,424
    Increase in investments in securities                                      (73,344)              (91,995)
                                                                           -----------           -----------
    Net cash provided by investing activities                                3,450,275             3,657,080
                                                                           -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of mortgages and notes payables                               (1,313,931)           (1,073,498)
    Additions to mortgages and notes payables                                1,445,943             2,252,727
    Net distributions to minority partners                                    (301,739)           (1,284,406)
                                                                           -----------           -----------
    Net cash used in financing activities                                     (169,727)             (105,177)
                                                                           -----------           -----------

    Net increase in cash and cash equivalents                                1,102,513               294,547

    Cash and cash equivalents at beginning of the period                     1,389,546             1,094,999
                                                                           -----------           -----------

    Cash and cash equivalents at end of the period                         $ 2,492,059           $ 1,389,546
                                                                           ===========           ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest                                   $   936,000           $   959,000
                                                                           ===========           ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
The Company leased its Grove Isle Facility in November 1996 and received an initial payment (as defined) of $1,000,000. The use of these funds was restricted per agreement and accordingly this amount was recorded as restricted cash and included in other liabilities for the year ended December 31, 1996. As of December 31, 1997 all restricted funds have been disbursed as required by agreement and no restricted funds remain.

See notes to consolidated financial statements

                                      (22)

                 HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997 and 1996


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

The Company's consolidated subsidiaries are described below:

Courtland Investments, Inc. ("CII"). A 95% owned corporation which owns 100% of Grove Isle Club, Inc. (through its wholly-owned subsidiary), 15% general partnership interests in Grove Isle Associates, Ltd., and a 100% interest in Grove Isle Yacht Club Associates. These entities are described below.

CII's other assets primarily consist of investments recorded under the equity method of accounting (See Note 3).

Grove Isle Associates, Ltd. ("GIA"). This limited partnership owns a 50 room, hotel and private club facility located on approximately 7 acres of a private island in Coconut Grove, Florida known as Grove Isle. (See Note 8).

Grove Isle Club, Inc. ("GICI"). This corporation was the former operator of the hotel and club of GIA. GICI's present revenues consists solely of the amounts received from GIA in consideration for the relinquishment of its lease of the Grove Isle property (See Note 8).

Grove Isle Yacht Club Associates ("GIYCA"). This partnership was the original developer of the 85 boat slips located at Grove Isle of which 41 remain unsold. GIYCA and its wholly-owned subsidiary operate all aspects of the Grove Isle marina.

The Grove Towne Center - Texas, Ltd. A 65% owned limited partnership having a wholly-owned subsidiary of the Company as its sole general partner. This partnership was formed in 1994 with its principal asset being a 41 acre site located in suburban Houston, Texas, held for investment and development. During the year ended December 31, 1997 this partnership sold approximately 4.5 acres of its property and in January 1998, the partnership sold another 13.5 acres.

South Bayshore Associates. A 75% owned venture of which the major asset is a receivable from the Company's venture partner.

HMG - Fieber Associates. A 65% owned venture of which the major assets are commercial properties located in the northeastern United States. (See Note 4).

260 River Corp. A 100% subsidiary of the company which owns a 65% interest in one property located in Montpelier, Vermont. This property was transferred at book value from HMG-Fieber effective January 1, 1997.

                                      (23)

HMG Sugargrove, Inc. A wholly-owned Texas corporation of which the major asset is an 8 acre parcel of land in Houston, Texas, held for development. During 1997 this subsidiary recognized a net gain of approximately $202,000 from the forfeiture of a non-refundable deposit relating to the sale of the 8 acres which did not close.

HMG Fashion Square, Inc. A wholly-owned Florida corporation of which the major asset is a 90% partnership interest in Fashion Square Partnership which owns a shopping center on an approximate 10 acre site in Jacksonville, Florida. As of December 31, 1997, this shopping center has three tenants each operating restaurants. During 1997, this partnership sold an out parcel for approximately $400,000 and recognized a net gain to the Company of approximately $175,000. The remaining portion of the center is anticipated to be leased or developed.

Unconsolidated entities are discussed in Note 3.

The following table summarizes the Company's portfolio of real estate investments as of December 31, 1997:


                                                              Percent of
         Geographic Distribution                             Investments (1)
         Florida                                                    65%
         Texas                                                      30%
         Northeastern United States (2)                              5%
                                                                 ------
                                                                   100%
                                                                 ======

         Type of Property   (3)
         Undeveloped land                                           30%
         Hotel and club facility                                    43%
         Individual retail stores                                    4%
         Yacht slips                                                 9%
         Restaurants and other                                      14%
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

Income Taxes. The Company qualifies as a real estate investment trust and distributes its taxable operating income to stockholders in conformity with requirements of the Internal Revenue Code. In

                                      (24)
addition, net operating losses can be carried forward to reduce future taxable income but cannot be carried back. The Company intends to distribute any of its future taxable operating income and is not taxed on the amounts distributed. Distributed capital gains on sales of real estate are not subject to taxes; however, undistributed capital gains are taxed as capital gains. State income taxes are not significant.

Any benefit from or provisions for income taxes relates solely to taxable losses or income of CII which is not consolidated with the Company for income tax purposes and accordingly files a separate tax return. Refer to Note 6 for further disclosure on income taxes.

Depreciation and Amortization. Depreciation of properties held for investment is computed using the straight-line method over the estimated useful lives of the properties, which range up to 39.5 years. Deferred mortgage and leasing costs are amortized over the shorter of the respective term of the related indebtedness or life of the asset. Depreciation expense for the years ended December 31, 1997, and 1996 was approximately $1 million and $1.1 million, respectively. Amortization expense for the years ended December 31, 1997 and 1996 was approximately $58,000 and $53,000, respectively.

Fair Value of Financial Instruments. The carrying value of financial instruments including investments in and receivables from unconsolidated entities, notes and advances due from related parties, accounts payable and accrued expenses and mortgages and notes payable approximate their fair values at December 31 1997.

Investment Properties. The Company reviews the carrying values of its investment properties for possible impairment whenever events or changes in circumstances indicate that the true carrying amount of the asset may not be recoverable. Any long-lived assets held for sale are reported at the lower of their carrying amounts or fair values less cost to sell.

Earnings (Loss) Per Common Share. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", which simplifies the standards for computing earnings per share ("EPS") previously found in APR No. 15, "Earnings Per Share". It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. The Company adopted SFAS No. 128 in 1997 and its implementation did not have a material effect on the financial statements. EPS has been restated for all prior periods presented.

Net income (loss) per common share (basic and diluted) is based on the net income (loss) divided by the weighted average number of common shares outstanding during each year. Common shares outstanding includes issued shares less shares held in treasury.

The Company's potential issuable shares of common stock pursuant to outstanding stock purchase options are excluded from the Company's diluted computation as their effect would be antidilutive to the Company's net income (loss).

Gain on Sales of Real Estate. Gain on sales of real estate has been reduced, where applicable, by minority partners' interest in the gain of $422,000 and $975,000 and advisor's incentive fees of $225,000 and $165,000 for the years ended December 31, 1997 and 1996, respectively.

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash and cash equivalent.

                                      (25)

Restricted Cash. Restricted cash as of December 31, 1996 consisted of the $1 million "initial payment" received by GIA, in connection with the lease of the Grove Isle Facility (see Note 8). The use of these funds was restricted in accordance with the Master Agreement between GIA and its tenant Westgroup. GIA fulfilled its obligation in accordance with the Master Agreement and disbursed the restricted funds to Westgroup for capital improvements and to cover any operating shortfalls, as defined. No restricted funds remain as of December 31, 1997.

Reclassifications. Certain amounts in prior year's consolidated financial statements have been reclassified to conform to the current year's presentation.

Minority Interest. Minority interest represents the minority partners' proportionate share of the equity of the Company's majority owned subsidiaries.

                                                                           1997             1996
Minority interest balance at beginning of year                         $   356,000      $   848,000
Minority partners' interest in operating losses of consolidated
subsidiaries                                                               (80,000)        (183,000)
Minority partners' interest in net gain on sales of real estate of
consolidated subsidiaries                                                  422,000          975,000
Distributions to minority partners, net of contributions and
note receivable from minority partner                                     (314,000)      (1,297,000)
Other                                                                       13,000           13,000
                                                                       -----------      -----------
Minority interest balance at end of year                               $   397,000      $   356,000
                                                                       ===========      ===========

Long-Lived Assets. The Company adopted the provision of FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," in 1996. The adoption of FASB No. 121 did not have a material effect on the carrying value of the Company's long-lived assets.

Stock-Based Compensation. In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company did not adopt the fair value based method for employee options but instead will disclose the proforma effects of the calculation required by the statement.

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

Future Accounting Pronouncements. SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of

                                      (26)
comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate the resources and in assessing performance.

Both SFAS No. 130 and 131, issued in June 1997, are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

                                      (27)

2. INVESTMENT PROPERTIES
The components of the Company's properties and the related accumulated depreciation information follows:

                                                              December 31, 1997
                                                                 Accumulated
                                                     Cost       Depreciation          Net
Commercial and Industrial Properties
Land                                             $ 1,444,890                     $ 1,444,890
Buildings and improvements                         2,930,635     $ 1,328,928       1,601,707
                                                 -----------     -----------     -----------
                                                   4,375,525       1,328,928       3,046,597
                                                 -----------     -----------     -----------
Hotel and Club Facility
Land                                               1,338,518                       1,338,518
Hotel/ club facility and improvements              6,910,614       1,583,641       5,326,973
Furniture, fixtures & equipment                    2,231,630       1,642,429         589,201
                                                 -----------     -----------     -----------
                                                  10,480,762       3,226,070       7,254,692
                                                 -----------     -----------     -----------

Yacht Slips                                        1,557,675                       1,557,675
                                                 -----------     -----------     -----------

Land Held for Development                          5,073,976                       5,073,976
                                                 -----------     -----------     -----------

                                       Total     $21,487,938     $ 4,554,998     $16,932,940
                                                 ===========     ===========     ===========




                                                              December 31, 1996
                                                                 Accumulated
                                                    Cost         Depreciation        Net
Commercial and Industrial Properties
Land                                             $ 1,365,282                     $ 1,365,282
Buildings and improvements                         3,309,092     $ 1,629,585       1,679,507
                                                 -----------     -----------     -----------
                                                   4,674,374       1,629,585       3,044,789
                                                 -----------     -----------     -----------
Hotel and Club Facility
Land                                               1,338,518                       1,338,518
Hotel/ club facility and improvements              6,890,309       1,147,028       5,743,281
Furniture, fixtures & equipment                    2,196,131       1,191,311       1,004,820
                                                 -----------     -----------     -----------
                                                  10,424,958       2,338,339       8,086,619
                                                 -----------     -----------     -----------

Yacht Slips                                        1,708,307                       1,708,307
                                                 -----------     -----------     -----------

Land Held for Development                          6,712,173                       6,712,173
                                                 -----------     -----------     -----------

                                       Total     $23,519,812     $ 3,967,924     $19,551,888
                                                 ===========     ===========     ===========


                                      (28)

3.  INVESTMENTS IN AND RECEIVABLES FROM UNCONSOLIDATED ENTITIES

As of December 31, 1997 the Company's investments in and receivables from unconsolidated entities primarily consisted of CII's 49% equity interest in T.G.I.F. Texas, Inc. (T.G.I.F.) and CII's other investments. CII owns 49% of the outstanding common stock of T.G.I.F., a publicly-held Texas corporation engaged in the business of owing net leased properties in Texas and Louisiana, which is accounted for under the equity method. During 1997, T.G.I.F. sold its four locations in Texas for $4 million. This sale was in conjunction with a 1987 settlement agreement between T.G.I.F. and its former franchisor T.G.I. Fridays, Inc. CII recognized a gain of approximately $510,000 from T.G.I.F. primarily as a result of this sale. T.G.I.F. continues to own one property located in Baton Rouge, Louisiana which is leased to a restaurant operator. Also, see Note 5 for notes payable to TGIF.

CII's other investments primarily consist of investments in four partnerships whose purpose is to make equity investments primarily in growth oriented enterprises. CII's ownership interest in each of these partnerships is less than 3% of the total partnership ownership . The carrying values of all investments in and receivables from unconsolidated entities are carried at the lower of cost or market.

                                  Carrying Values as of December 31,
     Description                      1997                1996
     T.G.I.F. Texas, Inc.          $2,264,931          $1,669,180
     Various Others                 1,874,004           1,399,745
                                   ----------          ----------
                                   $4,138,935          $3,068,925
                                   ==========          ==========


4.  NOTES AND ADVANCES DUE FROM, TRANSACTIONS WITH RELATED PARTIES AND
    LITIGATION

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

The Agreement was terminated effective January 1, 1998. On April 4, 1997, the Board of Directors approved a new advisory agreement between the Company and HMG Advisory Corp. effective for a term commencing January 1, 1998 through December 31, 1998. This new advisory agreement was approved by a majority of the shareholders of the Company at the 1997 Annual Meeting of Shareholders on June 27, 1997. The new advisory agreement is substantially the same as the current advisory agreement but with a 25% reduction in the regular compensation paid to the new advisor.

HMG Advisory Corp. is majority owned by Mr. Wiener with the remaining shares owned by certain officers. The officers and directors of HMG Advisory Corp. are as follows: Maurice Wiener, Chairman of the Board and Chief Executive Officer; Lawrence I. Rothstein, President, Treasurer, Secretary and

                                      (29)

Director; Carlos Camarotti, Vice President - Finance and Assistant Secretary; and Bernard Lerner, Vice President.

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

During 1997 and 1996, $1,260,000 and $1,067,000, respectively, was earned by the Advisor as advisory fees of which approximately $385,000 and $192,000, respectively, were for incentive compensation. The Advisor also received management fees from certain affiliates of the Company in the amount of approximately $30,000 in 1997 and 1996.

At December 31, 1997 and 1996, the Company had amounts due from the Advisor of $205,000 and $417,000, respectively. These amounts bear interest at prime plus 1% and are due on demand.

The Company, via its 75% owned joint venture (SBA), has a note receivable from Transco of $300,000 plus accrued interest of $150,000 and $125,000 as of December 1997 and 1996, respectively. This note bears interest at the prime rate and is due on demand.

Mr. Wiener, Chairman of the Company, is an 18% shareholder and an officer and director of T.G.I.F. Texas, Inc., a 49% owned affiliate of CII (See Note 3). As of December 31, 1997, T.G.I.F. has amounts due from Mr. Wiener in the amount of approximately $170,000. These amounts are due on demand and bear interest at the prime rate. Furthermore, the Advisor receives a management fee of $18,000 per year from T.G.I.F. In December 1996, T.G.I.F. purchased 10,000 shares of the Company's stock at $5 per share, the market value at the time. CII has amounts due to T.G.I.F. of approximates $3.1 million and $2.5 million as of December 31, 1997 and 1996, respectively. These amounts bear interest at the prime rate and principal and interest are due on demand.

In October 1996, it was brought to the Company's attention that Mr. Lee Gray (then President, Treasurer and Director of the Company, "Gray") failed to disclose his interest, through a partnership of his and his sister's, in a 35% joint venture partner in HMG-Fieber Associates. Additionally, another director (Mr. Norman Fieber, "Fieber"), who had an interest in the joint venture partner, failed to disclose Gray's and Gray's sister's interest in such partnership. In November 1996, the Company appointed a Special Committee of the Board to review Gray's and Fieber's failure to disclose the interests in the joint venture partner. During the course of the inquiry it was discovered that Gray also failed to disclose his and his sister's interest in the Company's 66 2/3% joint venture partner in another joint venture which operated through 1992. Based on the report of the Special Committee in March 1997, the Board concluded that Gray and Fieber breached their fiduciary duties to the Company by failing to disclose Gray's and Gray's sister's interest in the joint ventures. The Board removed Gray as President and Treasurer of the Company. Both Gray and Fieber refused to resign as directors of the Company. Mr. Gray and Mr. Fieber were not re-elected as directors at the 1997 Annual Meeting of Shareholders. The Company is currently a party, as both plaintiff and defendant, to litigation in three jurisdictions, as follows:

                                      (30)

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

The Company's lawsuit is based on the facts underlying the Board of Directors' conclusion , based upon the report of the Special Committee following the Inquiry and in consultation with counsel, that Mr. Gray breached his fiduciary duties to the Company and CGI by failing to disclose his and his sister's interest in the Joint Ventures, and that Mr. Fieber breached his fiduciary duty to the Company and assisted Mr. Gray by failing to disclose Mr. Gray's and Gray's sister's interest in the Joint Ventures. The Company's suit makes the following claims: (I) breach of fiduciary duty against Mr. Gray; (ii) breach of fiduciary duty against Mr. Fieber; (iii) aiding and abetting against Mr. Fieber, Mrs. Saffell, Martine, NAF and the Trust; (iv) usurpation of a corporate opportunity against all defendants; (v) common law fraud against Messrs. Gray and Fieber; and (vi) conspiracy against all defendants. Relief being sought by the Company includes: (I) damages; (ii) imposition of constructive trust for the benefit of the Company over, and an accounting of, the defendants' interests in the Joint Ventures; (iii) a recision of the transactions which created the Joint Ventures; and (iv) a disgorgement of all interests and profits derived by all the defendants from the Joint Ventures. The lawsuit is currently in the early stages of discovery. The Company believes strongly that its claims are meritorious and intends to vigorously pursue all legal remedies against all defendants.

Lee Gray  v. HMG/Courtland Properties, Inc et al.
On May 22, 1997, Lee Gray, a former director and officer and a shareholder of the Company and a former officer and director and a shareholder of CGI, which currently serves as the Company's advisor pursuant to an advisory agreement which expires December 31, 1997, filed suit in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida against the following defendants: (I) the Company; (ii) all of the directors and certain of the officers of the Company and of CGI; (iii) CGI; and (iv) HMG Advisory Corp., a Delaware corporation that will serve as the Company's advisor commencing January 1, 1998 pursuant to the advisory agreement approved by the shareholders at the Company's Annual Meeting held on June 27, 1997.

In his lawsuit, Mr. Gray, individually and derivatively as a shareholder of CGI, alleges, among other things, that his removal as an officer of the Company, his failure to be nominated for reelection as Director of the Company, his subsequent removal as an officer and director of CGI and the Board of Directors' decision not to renew the Company's former advisory agreement with CGI, were the product of a conspiracy involving certain officers and Directors of the Company and of CGI who wanted to force Mr. Gray out of the Company and CGI, and to terminate the Company's advisory agreement with CGI, for their own financial gain. Mr. Gray has also alleged that he was libeled in the discussion of the Inquiry and the results thereof in certain documents, including documents filed with the Securities and Exchange Commission. Mr. Gray is seeking money damages in excess of $15,000, punitive damages, and temporary and permanent injunctive relief on the following grounds: (I) breach of fiduciary duty against the directors and certain of the officers of the Company; (ii) libel against the Company and the directors and certain of the officers of the Company; (iii) breach of fiduciary duty against the officers and

                                      (31)
directors of CGI; and (iv) tortious interference with an advantageous business relationship against defendants HMG Advisory Corp. and the officers and directors of CGI.

On July 10, 1997, the Company filed a motion to dismiss the portion of the lawsuit directed against it and its directors. The motion to dismiss was granted November 18, 1997. On December 1, 1997, Mr. Gray filed an amended complaint that seeks to reinstate the libel claim against the Company. The Company has moved to dismiss the amended complaint. The motion is currently subjudice. The Company and its officers and directors believe strongly that they have meritorious defenses to, and intend to vigorously defend against, the claims made by Mr. Gray.

CGI also filed a motion to dismiss the tortious interference claims described in
(iv) above which was granted. HMGA filed a motion to dismiss which was granted. HMGA is no longer a defendant.

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

On August 27, 1997, the Company moved to dismiss, or in the alternative, stay this action on the grounds that the declaratory judgement action was inappropriate given the pendency of the Company's prior pending lawsuit in Delaware. This motion is currently subjudice. The Company intends to vigorously oppose the Fieber Plaintiffs' declaratory judgment action.

                                      (32)

 5. NOTES, MORTGAGES AND OTHER PAYABLES

                                                                                    December 31,
                                                                             1997                  1996
Collateralized by Investment Properties (Note 2)
     Land Held for Development:
        Mortgage loan payable, interest at 9% payable quarterly
        with quarterly principal payments of $12,776. Principal
        and accrued interest were paid off in January 1998                 $  867,524          $1,088,955

        Mortgage loan payable, interest at 1% over prime (9.50%
        at December 31, 1997) payable monthly. Principal due at
        maturity in June 2000                                                 768,000             890,000

        Mortgage loan payable, interest at prime plus 1.75%
        (10.25% at December 31, 1997) payable monthly with all
        principal due September 1998                                          221,340             431,104

        Mortgage loan payable, interest fixed at 9.75% payable
        quarterly with principal payments of $15,867 due each
        February 1st and a balloon payment due February 2000                  149,167             165,033

        Note Payable to bank, interest at the prime rate plus 1%
        (9.25% at December 31, 1996). Balance of outstanding
        principal and accrued interest matured and was paid in
        January 1997                                                               --             350,000

     Joint Venture owning retail centers:
        Mortgage loan payable requiring monthly payments of
        principal and interest of $2,895 at 10% interest rate
        Note matured in 1984 (1)                                               33,095              62,852

     Partnerships owning hotel and club facility and yacht slips:
        Mortgage loan payable with interest at prime plus 2%
        (10.5% at December 31, 1997). Payments of interest only
        through June 1995, thereafter, 20 year amortization of
        principal with all outstanding principal due September
        2000                                                                3,972,055           4,322,601
                                                                           ----------          ----------

     Balance brought forward:                                              $6,011,181          $7,310,545
                                                                           ----------          ----------

                            (33)

                                                                                         December 31,
                                                                                  1997                 1996
Balance brought forward:                                                       $6,011,181           $7,310,545
Limited partnership owning ground lease:
        Mortgage loan payable interest fixed at 9.75% payable
        monthly with principal due at maturity in November 1999                   650,000              300,000

        Note payable to individual with interest rate fixed at
        8%. Payment of principal and interest quarterly, with
        maturity in May 1998                                                        6,426               18,538

     Office building:
        Mortgage loan payable, interest at prime plus 3/4% (9.25%
        at December 31, 1997) for the first five years, then
        fixed at the then prime rate plus 3/4%. Payment of
        principal and interest monthly with maturity in August 2007               428,045                   --

     Other:
        Note payable to affiliate (TGIF), interest at prime (8.5%
        at December 31, 1997) payable annually in January
        Principal outstanding due on demand                                     3,120,755            2,455,312
                                                                              -----------          -----------
                                                                              $10,216,407          $10,084,395
                                                                              -----------          -----------

(1) The Company has continued to make principal and interest payments on this mortgage. No request for full payment has been made by the lender.


A summary of scheduled principal repayments or reductions for all types of notes and mortgages payable is as follows:

           Year ending December 31,                                 Amount
                    1998                                          $4,357,807
                    1999                                             763,867
                    2000                                           4,697,488
                    2001                                              16,000
                    2002                                              20,000
                    2003 and thereafter                              361,245
                                                                 -----------
                                Total                            $10,216,407
                                                                 ===========

The 1998 principal repayments are expected to be satisfied with proceeds from sales of real estate, distributions from investments, available cash or such debt may be refinanced.

                                      (34)

6.  INCOME TAXES

The Company's income tax benefit or provision is solely attributable to CII which files a separate tax return. Deferred tax assets and liabilities reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by income tax law. A valuation allowance is recognized to reduce deferred tax assets to the amounts more likely than not to be realized. As of December 31, 1997 and 1996, the components of the deferred tax assets and liabilities are as follows:

                                            As of December 31, 1997               As of December 31, 1996
                                                  Deferred tax                          Deferred tax
                                             Assets         Liabilities           Assets           Liabilities
Net operating loss carryforward             $1,911,000                          $3,104,000

Excess of book basis of 49%-owned
   corporation over tax basis                                   334,000                                142,000

Other                                          447,000           22,000            196,000              55,000

Valuation allowance                         (2,002,000)                         (3,103,000)
                                        ---------------   --------------     --------------      --------------

Totals                                        $356,000         $356,000           $197,000            $197,000
                                        ===============   ==============     ==============      ==============

The change in the valuation allowance between December 31, 1997 and 1996 was a decrease of $1,101,000.

There is no provision or benefit necessary for income taxes for the years ended December 31, 1997 and 1996.

7.  STOCK-BASED COMPENSATION

At December 31, 1997, the Company has a fixed stock option plan which is described below. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for the plan. Under APB Opinion 25, if the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation is recognized.

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

FASB Statement 123, Accounting for Stock-Based Compensation, requires the Company to provide proforma information regarding net income and net income per share as if compensation cost for the

                                      (35)

Company's stock option plan had been determined in accordance with the fair value based method prescribed in FASB Statement 123. There were no options granted during the years ended December 31, 1997 and 1996, and therefore, under the accounting provisions of FASB Statement 123, the Company's proforma net income (loss) and net income (loss) per share would not differ.

A summary of the status of the Company's fixed stock option plan as of December 31, 1997 and 1996, and changes during the years ending on those dates are presented below:

                                            As of December 31, 1997                As of December 31, 1996
                                                           Weighted-                             Weighted-
                                                            Average                               Average
                                                            Exercise                             Exercise
                                            Shares           Price                 Shares          Price
Outstanding at beginning of year           105,000           $5.20                 105,000         $5.20
Granted                                      --                --                    --             --
Exercised                                    --                --                    --             --
Forfeited                                   30,000           $5.41                   --             --

---------------------------------------------------------------------------------------------------------

Outstanding at end of year                  75,000           $5.12                 105,000         $5.20

---------------------------------------------------------------------------------------------------------

Options exercisable at year-end             75,000           $5.12                 105,000         $5.20
Weighted average fair value of               --                --                    --             --
  options granted during the year
---------------------------------------------------------------------------------------------------------

The following table summarizes information about fixed stock options outstanding at December 31, 1997:


                            Options Outstanding                                             Options Exercisable
                                           Weighted-
                                            Average
                          Number           Remaining          Weighted-                  Number          Weighted-
     Range of         outstanding at      Contractual          Average               Exercisable at       Average
  Exercise Prices        12/31/97             Life         Exercise Price               12/31/97       Exercise Price

   $3.75 - $5.50          75,000              3.9               $5.12                    75,000            $5.12

8.  LEASE OF GROVE ISLE FACILITY

In November 1996, GIA terminated its lease with GICI and entered into a long-term lease with an unrelated tenant, Westgroup Grove Isle Associates, Ltd. ("Westgroup"). GIA and GICI also entered into a Master Agreement with Westgroup whereby among other things Westgroup assumed the operations of the Grove Isle hotel and club.

                                      (36)

The leased premises include all real property and all furniture, furnishings, fixtures, appliances and other equipment used in connection with the operation of the Grove Isle hotel, resort and membership club. The initial term of the lease is ten years and calls for annual net base rent of $880,000 plus real estate taxes and property insurance, payable in monthly installments. The lease also called for an "initial payment" (as defined and as previously reported) of $1,000,000. The "initial payment" of $1,000,000 was paid by Westgroup to GIA on November 19, 1996 and the use of these funds was restricted in accordance with the Master Agreement between GIA and Westgroup. GIA was obligated to provide to Westgroup, upon receipt of required documentation, funds from the "initial payment" for capital improvements made to the Grove Isle property and operating shortfalls, as defined. As of November 1997, all restricted funds had been disbursed in accordance with the Master Agreement, and no restricted funds remain. In addition to the "initial payment" and base net rent, Westgroup shall also pay GIA participation rent consisting of a portion of Westgroup's operating surplus, as defined in the lease agreement. Participation rent is due at end of each lease year. No participation rent was due in 1997. Furthermore, also as previously reported, in consideration for GICI relinquishment of its rights in and to the original lease with GIA, GIA agreed to pay to GICI the sum of $200,000 for each year that the Westgroup lease is in good standing and has also assigned to GICI the aforementioned participation rent due from Westgroup. In November 1997, GIA paid GICI $200,000 as per agreement. This amount is eliminated in consolidation.

During 1997 and in conjunction with the aforementioned agreements, GIA advanced $500,000 to the principal owner of the tenant of the Grove Isle property. GIA received a promissory note bearing interest at 8% per annum with interest payments due quarterly beginning on July 1, 1997 and all principal due at maturity in 2006. All interest payments due have been received.




                                      (37)

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. There has not been any disagreement with the Company's accountants withing the 24 months prior to the date of the most recent financial statements concerning any matter of accounting principles or practice or financial statement disclosure.

                                      (38)

                                    Part III.

Item 9.   Directors. Executive Officers and Control Persons.
Listed below is certain information relating to the executive officers and directors of the Company:

                                                        Principal Occupation and Employment other than With
                                                                 the Company During the Past Five
Name and Office                        Age                          Years - Other Directorships
Maurice Wiener; Chairman of             56     Chairman of the Board and Chief Executive Officer of the
the Board of Directors,                        Advisor; Executive Trustee, Transco; Director, TGIF Texas,
President and Chief Executive                  Inc.; Trustee, Heitman Real Estate Fund; Chairman of the
Officer                                        Board and Chief Executive Officer of Courtland Group, Inc.

Lawrence I. Rothstein;                  45     Director, President and Secretary of the Advisor ; Trustee and
Director, Senior Vice President,               Vice President of Transco; Director, President and Secretary
Treasurer and Secretary                        of Courtland Group, Inc. (1)

Carlos Camarotti; Vice                  37     Vice President - Finance and Assistant Secretary of the
President-Finance and                          Advisor; Vice President - Finance and Assistant Secretary
Assistant Secretary                            of Courtland Group, Inc.

Bernard Lerner; Vice President          55     Vice President of the Advisor; Vice President of Courtland
                                               Group, Inc.

Walter Arader; Director                 78     President, Arader, Herzig and Associates Inc. (financial
                                               management consultants); Director, Pep Boys-Manny, Moe &
                                               Jack; Director, Unitel Video; Former Secretary of Commerce,
                                               Commonwealth of Pennsylvania.

Harvey Comita; Director                 68     President and Director of Pan-Optics, Inc. (1971-1991);
                                               Director of Mediq, Incorporated (1981-1991); Trustee of
                                               Transco Realty Trust.

John B. Bailey; Director                71     Real Estate Consultant; Retired CEO, Landauer Associates,
                                               Inc. (Real Estate Consultants) (1977-1988).

--------------------
     (1) As of April 3, 1998, Mr. Rothstein was appointed to service as a Director of the Company.


                                      (39)

Except as previously discussed, all executive officers of the Company were elected to their present positions to serve until their successors are elected and qualified at the 1997 annual organizational meeting of directors immediately following the annual meeting of shareholders. All directors of the Company were elected to serve until the next annual meeting of shareholders and until the election and qualification of their successors.

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

As of December 31, 1997, 75,000 options have been granted, of which none have been exercised, and 15,000 options are reserved for issuance under the Plan, of which none have been granted.

                                      (40)

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
Set forth below is certain information concerning common stock ownership by directors, directors and officers as a group, and holders of more than 5% of the outstanding common stock.

                                                              Shares Held as of April 7, 1998
                                                                    Additional Shares in
                                     Shares Owned by               Which the named Person
                                     Named Persons &              Has, or Participates in,
                                     Members of His                    the Voting or                     Total Shares &
Name                                    Family(1)                    Investment Power(2)                Percent of Class
Maurice Wiener                            35,100  (4)                        541,830  (3)             576,930        46%

Lawrence Rothstein                        25,000  (4)                        541,830  (3)             566,830        46%

Walter G. Arader                          12,800  (4)                              0                   12,800         1%

John B. Bailey                             7,100  (4)                              0                    7,100            *

Harvey Comita                              5,000  (4)                        477,300  (6)             482,300        39% *
All 7 Directors and                       95,000  (4)                        541,830  (3)             636,830        51%
Officers as a Group

Transco Realty Trust                     477,300  (5)                              0                  477,300        38%
2701 S. Bayshore Drive
Coconut Grove, FL  33133

Barry S. Halperin                        133,500                                   0                  133,500        11%
441 South Federal Highway
Deerfield Beach, FL  33441

*    Less than 1 %
     -----------------------

(1) Unless otherwise indicated, beneficial ownership is based on sole voting and investment power.

(2) Shares listed in this column represent shares held by entities with which directors or officers are associated. Directors, officers and members of their families have no ownership interest in these shares.

(3) This number includes the number of shares held by Transco Realty Trust (477,300 shares), Courtland Group, Inc. (54,530 shares) and T.G.I.F. Texas, Inc. (10,000 shares). Of those shares owned by Transco Realty Trust, 24,350 shares have been pledged to a brokerage firm pursuant to a margin agreement. Several of the directors of the Company are directors, trustees, officers or shareholders of certain of those firms.

(4) This number includes options granted under the 1990 Stock Option Plan, none of which have been exercised. These options have been granted to Mr. Wiener, 30,000; Mr. Rothstein ,15,000; 5,000 each to Mr. Arader, Mr. Bailey, and Mr. Comita; and a total of 10,000 to two officers who are not directors. Reference is made to Item 10. Executive Compensation for further information about the 1990 Stock Option Plan.

(5) Mr. Wiener holds approximately 25% of the stock of Transco and may therefore be deemed to be the beneficial owner of the shares of the Company held by Transco.

(6) This number represents the number of shares held by Transco Realty Trust, of which Mr. Comita is a Trustee.

                                      (41)

Item 12. Certain Relationships and Related Transactions. The following discussion describes the organizational structure of the Company's subsidiaries and affiliates.

     Transco Realty Trust ("Transco").
     Transco is a publicly-held 41% shareholder of the Company.

     Mr. Wiener is the executive trustee of Transco and holds approximately 25% of Transco's stock.

     Courtland Group, Inc. (the "Advisor").
     Mr. Wiener is a director and officer of the Advisor, which owns 21% of Transco's stock and owns approximately 4% of the Company's common stock. Mr. Wiener is Chairman of the Board and a 40% shareholder of the Advisor.

     HMG Advisory Corp. (HMGA)
     Effective January 1, 1998, HMGA will become the new advisor for the Company. HMGA is principally owned by Maurice Wiener, its Chairman and CEO.

     Courtland Investments, Inc. ("CII").
     The Company owns a 95% non-voting interest in CII. The other 5% (which represents 100% of the voting stock) is owned by a wholly-owned subsidiary of Transco.

     CII and its wholly-owned subsidiary own 100% of Grove Isle Club, Inc., Grove Isle Yacht Club Associates and Grove Isle Marina, Inc. CII also owns 15% of Grove Isle Associates, Ltd., and the other 85% is owned by the Company.

     On May 31, 1997, CII sold a 45% partnership interest in GIA, Ltd. to the Company for approximately $4.6 million. This transaction was between consolidated subsidiaries and accordingly had no impact on the consolidated financial statements of the Company.

     HMG-Fieber Associates ("Fieber").
     The Company also owns a 65% interest in Fieber and the other 35% is owned by NAF Associates ("NAF"). The partners in NAF include the following related parties: Norman A. Fieber, a former director of the Company (33.62%), Norman A. Fieber's son, James A. Fieber, (1.08%), Norman A. Fieber's brother, Stanley S. Fieber, M.D. (7.59%), and Martine Avenue Associates (Martine), a New York general partnership in which Mr. Gray, a former officer and director of the Company, and Mr. Gray's sister are the partners (13.02%).

The following discussion describes all material transactions, receivables and payables involving related parties. All of the transactions described below were on terms as favorable to the Company as comparable transactions with unaffiliated third parties.

                                      (42)

The Advisor.
     The day-to-day operations of the Company are handled by the Advisor, as described above under Item 1. Business "Advisory Agreement." Reference is made to Item 1. Business and Item 6. Management's Discussion and Analysis or Plan of Operation for further information about the remuneration of the Advisor.

     As of December 31, 1997 and 1996, the Advisor owed the Company $205,000 and $417,000, respectively. Such sums bear interest at the prime rate plus 1% and are due on demand.

Transco.
     As of December 31, 1997, the Company has a note and accrued interest receivable from Transco of $450,000 compared to $425,000 as of December 31, 1996. This note bears interest at the prime rate and is due on demand.(See
     Item 1. Business- South Bayshore Associates).

CII - T.G.I.F. Texas, Inc.
     CII owns approximately 49% of the outstanding shares of T.G.I.F. Texas, Inc. ("T.G.I.F.") Mr. Wiener is a director and officer of T.G.I.F and owns, directly and indirectly, approximately 18% of the outstanding shares of T.G.I.F. Also, T.G.I.F. owns 10,000 shares of the Company at $5 per share which was the market value at the time of purchase. The Advisor receives a management fee of $18,000 per year from T.G.I.F.

     As of December 31, 1997 and 1996, CII owed approximately of $3.1 million and $2.5 million, respectively to T.G.I.F. All advances between CII and T.G.I.F. are due on demand and bear interest at the prime rate plus 1%.

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

HMG-Fieber Wallingford Associates.
     In April of 1986, James A. Fieber, Trustee, acting for The Fieber Group purchased from the Company a two-thirds interest in a store located in Wallingford, Connecticut leased to Grossman's, Inc. for $233,000 based on the appraised value of the store, less existing indebtedness. Subsequently, on July 1, 1986, the Company purchased from Transco its 8 1/3% interest in the Wallingford store and concurrently entered into an agreement with The Fieber Group creating the joint venture titled HMG-Fieber Wallingford Associates, owned two-thirds by James A. Fieber, Trustee, acting for The Fieber Group, and one-third by the Company. Partners in The Fieber Group included the following related parties: Norman A. Fieber, a former director of the Company, James Fieber (Norman A. Fiebers' son) and Martine Avenue Associates, a New York general partnership in which Mr. Gray, a former officer and director of the Company, and Mr. Gray's sister are the partners.

HMG-Fieber Associates ("Fieber").
     On June 30, 1986, the Company purchased from Transco its 25% interest in certain retail stores located in Connecticut, Maine, Massachusetts, New Hampshire, New York, Pennsylvania, Rhode Island and Vermont and owned by South Bayshore Associates, a joint venture owned 75% by the Company and 25% by Transco. These stores were leased to Grossman's, Inc, a chain of home improvement stores, under net leases, most of which provided for minimum and percentage rent payments. The purchase price paid the Company was $1,500,000 plus the assumption of liabilities of $660,355. Concurrently, the Company sold to NAF a 35% interest in the Grossman's stores for a price of approximately $2,100,000 plus the assumption of liabilities

                                      (43)
     of $924,497, and entered into an agreement with NAF creating the joint venture titled HMG-Fieber Associates. The purchase price of Transco's 25% interest and of NAF's 35% interest were based on the appraised value of the Grossman's stores, less existing indebtedness. NAF is a Connecticut general partnership, the partners of which include the following related parties:
     Norman A. Fieber, a former director of the Company (33.62%), James A. Fieber, Norman A. Fieber's son (1.08%), Stanley S. Fieber, M.D., Norman A. Fieber's brother (7.59%), and Martine Avenue Associates, a New York general partnership in which Mr. Gray, a former officer and director the Company, and Mr. Gray's sister are the partners (13.02%).

Inquiry Relating to HMG-Fieber Wallingford Associates and HMG-Fieber Associates.

     On November 15, 1996, the Board of Directors appointed a Special Committee of the Board to review Mr. Lee Gray's failure to disclose his and his sister's interest, through Martine Avenue Associates ("Martine"), a partnership of Mr. Gray and his sister, in NAF Associates ("NAF"), the Company's 35% joint venture partner in HMG- Fieber Associates ("Fieber"), as well as Mr. Norman A. Fieber's failure to disclose Mr. Gray's and Mr. Gray's sister's interest in NAF. Mr. Gray's interest in NAF first came to the attention of the Company in October of 1996. During the course of the inquiry, it was discovered that Mr. Gray and his sister also had an interest in The Fieber Group, the Company's 66 2/3% joint venture partner in HMG-Fieber Wallingford Associates (Wallingford), which venture operated from 1986 to 1992. James A. Fieber, Norman A. Fieber's son, and Stanley Fieber, Norman A. Fieber's brother, were also partners in NAF.

     As a result of the inquiry, it was determined that in 1986, Mr. Gray and his sister, through Martine, acquired a 13.02% interest in NAF and a 20% interest in The Fieber Group, but did not then or at any time since disclose those interests to the Board of Directors of the Company. Norman
     A. Fieber, a partner in both NAF and The Fieber Group, also failed to disclose Mr. Gray's and Gray's sister's interests in NAF and The Fieber Group.

     A special meeting of the Board of Directors was held on March 21, 1997, at which the Board considered the report of the Special Committee. Based on the Special Committee's report and in consultation with counsel, the Board concluded that Mr. Gray breached his fiduciary duty to the Company and to the Advisor by failing to disclose his and his sister's interest in NAF and Wallingford, and that Mr. Norman A. Fieber breached his fiduciary duty to the Company and assisted Gray by failing to disclose Mr. Gray's and Gray's sister's interest in NAF and Wallingford.

     The Board requested the resignation of Mr. Gray as President, Treasurer, Director and as a member of the Audit Committee; requested the resignation of Mr. Norman A. Fieber as a Director and member of the Audit Committee; and requested that the Board of Directors of the Advisor consider requesting the resignation of Mr. Gray as President, Treasurer and Director of the Advisor.

     Lee Gray has been removed as President and Treasurer of the Company and as a member of the Audit Committee and as President and a Director of the Advisor. Mr. Gray refused to resign as a director of the Company. Norman A. Fieber has been removed as a member of the Audit Committee of the Company and refused to resign as a director of the Company. Mr. Gray and Mr. Norman
     A. Fieber were not re-elected as directors of the Company at the 1997 Annual Meeting of Shareholders.

                                      (44)

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


                                      (45)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HMG/Courtland Properties, Inc.

April 14, 1998                         By: /s/ Maurice Wiener
                                           Maurice Wiener
                                           Chairman of the Board & President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Maurice Wiener                                            April 14, 1998
Maurice Wiener
Chairman of the Board & President


/s/ Lawrence I. Rothstein                                     April 14, 1998
Lawrence I. Rothstein
Director, Senior Vice President, Treasurer & Secretary


/s/ Walter G. Arader                                          April 14, 1998
Walter G. Arader, Director


/s/ John B. Bailey                                            April 14, 1998
John B. Bailey, Director


/s/ Harvey Comita                                             April 14, 1998
Harvey Comita, Director


/s/ Carlos Camarotti                                          April 14, 1998
Carlos Camarotti
Vice President - Finance and Controller

                                      (46)

                                  EXHIBIT INDEX
                                   Description

(3)      (a)   Restated Certificate of Incorporation            Incorporated by reference to Exhibit 3(a) to
                                                                the Company's 1987 Report on Form 10-
                                                                KSB (the "1987 Form 10-KSB").

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

(10)     (a)   Agreement between NAF Associates and the         Incorporated by reference to Exhibit 10(f)
               Company, dated June 30, 1986.                    to the 1987 Form 10-K.

         (b)   1990 Incentive Stock Option Plan of              Incorporated by reference to Exhibit 10(j)
               HMG/Courtland Properties, Inc.                   to the 1991 Form 10-KSB.

         (c)   Amended and Restated Advisory Agreement          Incorporated by reference to Exhibit 10(k)
               between the Company and Courtland Group, Inc.    to the 1992 Form 10-KSB.
               dated July 17, 1992, effective January 1, 1993.

         (d)   Amended and restated lease agreement between     Incorporated by reference to Exhibit 10(d)
               Grove Isle Associates, Ltd. and Westgroup Grove  to the 1996 Form 10-KSB.
               Isle Associates, Ltd. dated November 19, 1996.

         (e)   Master agreement between Grove Isle Associates,  Incorporated by reference to Exhibit 10(e)
               Ltd. Grove Isle Club. Inc., Grove Isle           to the 1996 Form 10-KSB.
               Investments, Inc. and Westgroup Grove Isle
               Associates, Ltd. dated November 19, 1996.

         (f)   Agreement Re: Lease Termination between Grove    Incorporated by reference to Exhibit 10(f)
               Isle Associates, Ltd. And Grove Isle Club, Inc.  to the 1996 Form 10-KSB.
               dated November 19, 1996.

         (g)   Martine Avenue Associates Partnership Agreement  Incorporated by reference to Exhibit 10(g)
               dated May 24, 1968 and amendment dated           to the 1996 Form 10-KSB.
               January 29, 1987.

         (h)   Advisory Agreement between the Company and       Filed herewith.
               HMG Advisory Corp. effective January 1, 1998.

                                      (47)

(22) Subsidiaries of the Company:

     HMG-FIEBER ASSOCIATES, a Connecticut Joint Venture
     SOUTH BAYSHORE ASSOCIATES, a Florida Joint Venture
     HMG FASHION SQUARE, INC., a Florida Corporation
     FASHION SQUARE PARTNERSHIP, a Florida Partnership
     HMG SUGARGROVE, INC., a Texas Corporation
     COURTLAND INVESTMENT, INC., a Delaware Corporation
     GROVE ISLE INVESTMENTS, INC., a Florida Corporation
     GROVE ISLE YACHT CLUB ASSOCIATES., a Florida Joint Venture
     GROVE ISLE ASSOCIATES, LTD., a Florida Limited Partnership
     GROVE ISLE CLUB, INC., a Florida Corporation
     HMG HOUSTON GROVE, INC., a Texas Corporation
     THE GROVE TOWNE CENTER-TEXAS, LTD. , a Texas Limited Partnership 260 RIVER CORP., a Vermont Corporation
     FASHION SQUARE OWNER'S ASSOCIATION, a Florida Corporation

                                      (48)

                                  Exhibit Index



Description                                                        Reference

Advisory Agreement between the Company                           Exhibit 10(h)
and HMG Advisory Corp. effective January 1, 1998.

                                      (49)