Form 10QSB
period 1998-03-31
HMG COURTLAND PROPERTIES INC
filed 1998-05-14
CIK 311817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended      March 31, 1998

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____________ to _____________

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

         Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

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

1,166,835 Common shares were outstanding as of April 30, 1998.

                         HMG/COURTLAND PROPERTIES, INC.

                                      Index


                                                                          PAGE
                                                                         NUMBER

PART I.     Financial Information

          Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
          March 31, 1998 (Unaudited) and December 31, 1997                   1

          Condensed Consolidated Statements of Operations
          Three  Months Ended  March 31, 1998 and 1997 (Unaudited)           2

          Condensed Consolidated Statements of  Cash Flows
          Three Months Ended March 31, 1998 and 1997 (Unaudited)             3

          Notes to Condensed Consolidated Financial Statements (Unaudited)   4

          Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                   5

PART II.   Other Information

          Item 6.   Reports on Form 8-K                                      7

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES                                                  Part I Financial Information
                                                                                                  Item I Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                      (UNAUDITED)
                                                                                        March 31,                December 31,
                                                                                         1998                      1997
                                     ASSETS
Investment Properties, net of accumulated depreciation:
  Commercial and Industrial                                                            $3,082,593                $3,046,597
  Hotel and Club Facility                                                               7,061,402                 7,254,692
  Yacht Slips                                                                           1,587,675                 1,557,675
  Land Held for Development                                                             3,323,570                 5,073,976
                                                                             ---------------------     ---------------------
                      Total investment properties, net                                 15,055,240                16,932,940


Investments In and Receivables From Unconsolidated Entities                             4,083,879                 4,138,935
Notes and Advances Due From Related Parties                                               675,016                   655,912
Loans, Notes and Other Receivables                                                        859,338                   894,935
Cash and Cash Equivalents                                                               2,906,189                 2,492,059
Investments in marketable securities                                                      888,513                   102,378
Other Assets                                                                              502,604                   792,464
                                                                             =====================     =====================
                                TOTAL ASSETS                                          $24,970,779               $26,009,623
                                                                             =====================     =====================



                       LIABILITIES & STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Expenses                                                     837,003                   888,346
Mortgages and Notes payable                                                             9,167,409                10,216,407
Other Liabilities                                                                         160,008                   390,864
                                                                             ---------------------     ---------------------
                             TOTAL LIABILITIES                                         10,164,420                11,495,617


Minority interests                                                                        207,208                   396,694
                                                                             ---------------------     ---------------------

                              STOCKHOLDERS' EQUITY
Preferred Stock, no par value; 2,000,000 shares
   authorized; none issued
Common Stock, $1 par value; 1,500,000 shares authorized;
   1,245,635 shares issued and outstanding                                              1,245,635                 1,245,635
Additional Paid-in Capital                                                             26,283,222                26,283,222
Undistributed Gains From Sales of Real Estate, net of losses                           36,049,119                35,151,554
Undistributed Losses From Operations                                                  (47,982,363)              (47,566,637)
                                                                             ---------------------     ---------------------
                                                                                       15,595,613                15,113,774

Less:  Treasury Stock, at cost (78,800 shares)                                           (996,462)                 (996,462)

                                                                             ---------------------     ---------------------
                         TOTAL STOCKHOLDERS' EQUITY                                    14,599,151                14,117,312

                                                                             ---------------------     ---------------------
                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $24,970,779               $26,009,623
                                                                             =====================     =====================

See notes to condensed consolidated financial statements

                                       (1)

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)                                                     Three months ended
                                                                                                       March 31,
                                                                                               1998                  1997
                                    REVENUES
  Rentals and related revenue                                                                 427,285              472,928
  Marina revenues                                                                             134,426              155,290
  Gain from sale of marketable securities                                                     164,298
  Interest from invested cash, dividends and other                                             84,465              138,902
                                                                                 ------------------------------------------
                                 Total revenues                                               810,474              767,120
                                                                                 ------------------------------------------

                                    EXPENSES
  Operating expenses:
     Rental Properties and other                                                              166,095              205,932
     Marina                                                                                   137,594              144,924
     Advisor's fee                                                                            165,000              218,751
     General and administrative                                                               283,315              270,765
     Directors' fees and expenses                                                               6,250               10,750
     Depreciation and amortization                                                            250,930              275,792
                                                                                 ------------------------------------------
                            Total operating expenses                                        1,009,184            1,126,914

  Interest expense                                                                            219,913              228,382
  Minority partners' interests in operating
        losses of consolidated entities                                                        (2,897)             (58,838)
                                                                                 ------------------------------------------
                                 Total expenses                                             1,226,200            1,296,458
                                                                                 ------------------------------------------

  Loss before sales of real estate                                                           (415,726)            (529,338)

  Gain on sales of real estate, net                                                           897,565              301,841
                                                                                 ------------------------------------------

Net Income (loss)                                                                            $481,839            ($227,497)
                                                                                 ==========================================

Net Income (loss) Per Common Share, Basic and Diluted
(Based on 1,166,835 weighted average shares outstanding)                                        $0.41               ($0.19)
                                                                                 ==========================================

See notes to condensed consolidated financial statements

                                       (2)

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)                                                        Three months ended
                                                                                                          March 31,
                                                                                               1998                      1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                          $481,839                 ($227,497)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization                                                            250,930                   275,792
     Gain from unconsolidated entities                                                        (34,435)                   32,677
     Gain on sales of real estate, net                                                       (897,565)                 (301,841)
     Gain from sales of marketable securities, net                                           (164,298)
     Minority partners' interest in operating losses                                           (2,897)                  (58,838)
     Changes in assets and liabilities:
       Decrease in other assets                                                               277,184                   (76,104)
       Increase in due from affiliates                                                        (19,104)                 (102,163)
       Decrease in accounts payable and accrued expenses                                      (51,345)                 (537,434)
       (Decrease) increase in other liabilities                                              (230,856)                  767,021
                                                                                 ---------------------     ---------------------
    Total adjustments                                                                        (872,386)                     (890)
                                                                                 ---------------------     ---------------------
    Net cash used in operating activities                                                    (390,547)                 (228,387)
                                                                                 ---------------------     ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Aquisitions and improvements of properties                                               (110,960)                  (30,704)
    Net proceeds from disposals of properties                                               2,457,008                 1,856,281
    Increase in  mortgage loans, notes and other  loans receivable                            (16,698)                 (895,082)
    Decrease in  mortgage loans, notes and other  loans receivable                             52,295                    72,539
    Net distributions from (contributions to) unconsolidated entities                          89,491                  (151,650)
    Net proceeds from sales and redemptions of securities                                     180,412
    Increase in investments in securities                                                    (802,249)                   (5,363)
                                                                                 ---------------------     ---------------------
    Net cash provided by investing activities                                               1,849,299                   846,021
                                                                                 ---------------------     ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of mortgages and notes payables                                              (1,114,406)               (1,040,553)
    Additions to mortgages and notes payables                                                  65,408                   367,031
    Net distributions to minority partners                                                      4,376                  (144,427)
                                                                                 ---------------------     ---------------------
    Net cash used in financing activities                                                  (1,044,622)                 (817,949)
                                                                                 ---------------------     ---------------------

    Net increase in cash and cash equivalents                                                 414,130                  (200,315)

    Cash and cash equivalents at beginning of the period                                    2,492,059                 1,389,546
                                                                                 ---------------------     ---------------------

    Cash and cash equivalents at end of the period                                         $2,906,189                $1,189,231
                                                                                 =====================     =====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                                   $220,000                  $228,000
                                                                                 =====================     =====================

See notes to condensed consolidated financial statements

                                       (3)

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.


2.  GAIN ON SALES OF REAL ESTATE
          In January 1998, The Grove Towne Center-Texas, Ltd. sold approximately
13.5 acres of vacant land located in Houston, Texas for $2.6 million. The Company recognized a net gain of approximately $725,000.

          In February 1998, Courtland Investments, Inc. sold approximately 100 acres located in Westerly, Rhode Island for approximately $117,000. The Company recognized a net gain of approximately $86,000.

          In March 1998, the Company was awarded an additional $144,000 from the State of Texas consideration for the condemnation of certain property in Houston, Texas, as previously reported. The Company recognized a net gain of approximately $86,000.


                                      ( 4 )

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
          The Company reported net income of approximately $482,000 (or $.41 per share) for the three months ended March 31, 1998, as compared to a net loss of $227,000 (or $.19 per share) for the three months ended March 31, 1997. Total revenues for the three months ended March 31, 1998, as compared with the same period in 1997, increased by approximately $43,000 (or 6%). Total expenses for the same comparable period decreased by approximately $70,000 (or 5%). Gain on sales of real estate for the three months ended March 31, 1998 was approximately $897,000, as compared to approximately $302,000 for the three months ended March 31, 1997.

REVENUES
          Rentals and related revenues for the three months ended March 31, 1998 as compared with the same period in 1997, decreased by approximately $46,000 (or 10%). This decrease was primarily attributable to decreased rental income from the HMG-Fieber properties primarily as the result of sales of properties.

          For the three months ended March 31, 1998, marina revenues decreased by approximately $21,000 (or 13%) as compared to that of the same period in 1997. This was primarily attributable to decreased marina slip rental revenue.

          For the three months ended March 31, 1998 the Company recognized approximately $164,000 in gains from the sale of marketable securities. There were no such gains for the period ended March 31, 1997.

          For the three months ended March 31, 1998 interest from invested cash, dividends and other decreased by approximately $54,000 (or 39%) as compared to that of the same period in 1997. This decrease was attributable to the non-recurring gain on the sale of a boat slip of approximately $117,000 in February 1997. This amount was partially offset by increased gains from unconsolidated entities of approximately $67,000.

EXPENSES
          Operating expenses of rental properties and other for the three months ended March 31, 1998, as compared with the same period in 1997, decreased by approximately $40,000 (or 19%). This decrease was primarily attributable to decreased operating costs of HMG-Fieber Associates and The Grove Towne Center-Texas, Ltd. as the result of sales of properties.

           Marina related expenses for the three months ended March 31, 1998 decreased by approximately $7,000 (or 5%) as compared with that of the same period in 1997. This decrease was primarily attributable to lower operating costs due to decreased revenues from marina operations.

          Advisor's fee expense for the three months ended March 31, 1998 decreased by approximately $54,000 (or 25%) as compared with that of the same period in 1997. This decrease was the result of a change in the advisory agreement effective January 1, 1998, as previously reported.

                                     ( 5 )

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (continued)

          General and administrative expenses for the three months ended March 31, 1998 increased by approximately $12,000 (or 5%) as compared with that of the same period in 1997. This increase was primarily attributable to increased legal fees relating to ongoing litigation of approximately $88,000, increased other taxes of Courtland Investments, Inc. of approximately $59,000 and an increase in various other expenses of approximately $33,000. These increases were partially offset by decreased general and administrative expenses relating to non-recurring expenses of Grove Isle Club, Inc. in 1997 of approximately $164,000 and other decreased expenses of approximately $4,000.

          Depreciation and amortization for the three months ended March 31, 1998 decreased by approximately $25,000 (or 9%) as compared with that of the same period in 1997. This decrease was primarily due to lower depreciation expense from Grove Isle Club, Inc.

          Interest expense for the three months ended March 31, 1998 decreased by approximately $8,000 (or 4%) as compared with that of the same period in 1997. This decrease was primarily due to decreased interest expense from The Grove Towne Center-Texas, Ltd. of approximately $31,000 due to a decrease in the average balance of outstanding debt. This decrease was partially offset by an increase in interest expense from Courtland Investments, Inc. of approximately $23,000 due to an increase in the average balance of its outstanding debt

          Minority partners' interest in losses of consolidated entities decreased by approximately $56,000 (or 95%) as compared to that of the same period in 1997. This decrease was primarily due to decreased operating losses of The Grove Towne Center-Texas, Ltd.

          All other expenses for the three months ended March 31, 1998 as compared to the same period in 1997 remained consistent.

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

MATERIAL COMPONENTS OF CASH FLOWS
          For the three months ended March 31, 1998, net cash provided by investing activities was approximately $1.8 million. This consisted primarily of net proceeds from disposal of properties of approximately $2.4 million and net proceeds from the sales and redemptions of securities of approximately $180,000. These increases were partially offset by increased investments in marketable securities of approximately $802,000.

          For the three months ended March 31, 1998, net cash used in financing activities was approximately $1 million. This consisted primarily of repayment of mortgages payable of $1.1 million, partially offset by additions to mortgages and notes payable of approximately $65,000.

                                      ( 6 )

PART II.   OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

              (a) There were no reports on Form 8-K filed for the quarter ended March 31, 1998.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HMG/COURTLAND PROPERTIES, INC.






Dated:       May 12, 1998          /s/ Lawrence Rothstein
                                   Lawrence Rothstein
                                   Director, Senior Vice President, Treasurer &
                                   Secretary





Dated:      May 12, 1998           /s/ Carlos Camarotti
                                   Carlos Camarotti
                                   Vice President - Finance and Controller

                                      ( 7 )