Form 10QSB
period 1998-06-30
HMG COURTLAND PROPERTIES INC
filed 1998-08-14
CIK 311817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly period ended          June 30, 1998
                                   ---------------------------------------

                                       OR



/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

1,100,235 Common shares were outstanding as of July 31, 1998.

                         HMG/COURTLAND PROPERTIES, INC.

                                      Index


                                                                           PAGE
                                                                          NUMBER

PART I.   Financial Information

          Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
          June 30, 1998 (Unaudited) and December 31, 1997                   1

          Condensed Consolidated Statements of Operations
          Three and Six Months Ended June 30, 1998 and 1997 (Unaudited)     2

          Condensed Consolidated Statements of  Cash Flows
          Six Months Ended June 30, 1998 and 1997 (Unaudited)               3

          Notes to Condensed Consolidated Financial Statements (Unaudited)  4

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      5

PART II.  Other Information

          Item 6.   Reports on Form 8-K                                     8

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES     Part I Financial Information
                                                    Item I Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 (UNAUDITED)
                                                                   June 30,          December 31,
                                                                     1998               1997
                                                                     ----               ----
                           ASSETS
Investment Properties, net of accumulated depreciation:
  Commercial and Industrial                                      $  3,154,200      $  3,046,597
  Hotel and Club Facility                                           6,858,765         7,254,692
  Yacht Slips                                                       1,587,675         1,557,675
  Land Held for Development                                         3,013,272         5,073,976
                                                                 ------------      ------------
                      Total investment properties, net             14,613,912        16,932,940


Investments In and Receivables From Unconsolidated Entities         4,185,965         4,138,935
Notes and Advances Due From Related Parties                           686,368           655,912
Loans, Notes and Other Receivables                                    861,058           894,935
Cash and Cash Equivalents                                           2,631,740         2,492,059
Investments in marketable securities                                1,132,629           102,378
Other Assets                                                          508,012           792,464
                                                                 ------------      ------------
                        TOTAL ASSETS                             $ 24,619,684      $ 26,009,623
                                                                 ============      ============


             LIABILITIES & STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Expenses                                 930,925           888,346
Mortgages and Notes payable                                         9,068,834        10,216,407
Other Liabilities                                                     178,993           390,864
                                                                 ------------      ------------
                      TOTAL LIABILITIES                            10,178,752        11,495,617


Minority interests                                                    200,143           396,694
                                                                 ------------      ------------

                    STOCKHOLDERS' EQUITY
Preferred Stock, no par value; 2,000,000 shares
   authorized; none issued
Common Stock, $1 par value; 1,500,000 shares authorized;
   1,245,635 shares issued and outstanding                          1,245,635         1,245,635
Additional Paid-in Capital                                         26,283,222        26,283,222
Undistributed Gains From Sales of Real Estate, net of losses       36,670,311        35,151,554
Undistributed Losses From Operations                              (48,637,242)      (47,566,637)
                                                                 ------------      ------------
                                                                   15,561,926        15,113,774

Less:  Treasury Stock, at cost (145,400 shares)                    (1,321,137)         (996,462)

                                                                 ------------      ------------
                 TOTAL STOCKHOLDERS' EQUITY                        14,240,789        14,117,312


                                                                 ------------      ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 24,619,684      $ 26,009,623
                                                                 ============      ============

See notes to condensed consolidated financial statements
                                                                                             (1)

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                         (UNAUDITED)
                                                               Three months ended                 Six months ended
                                                                     June 30,                         June 30,
                                                             1998              1997             1998             1997
                                                             ----              ----             ----             ----
                          REVENUES
  Rentals and related revenue                             $   427,284      $   432,047      $   854,569      $   904,975
  Marina revenues                                             130,414          137,583          264,840          292,873
  Gain from sale of marketable securities                      38,441            8,870          202,739            8,870
  Gain from unconsolidated investments                         30,650          636,440           65,085          603,763
  Interest from invested cash, dividends and other             59,101          136,223          109,131          307,801
                                                          ----------------------------      ----------------------------
                                 Total revenues               685,890        1,351,163        1,496,364        2,118,282
                                                          ----------------------------      ----------------------------

                          EXPENSES
  Operating expenses:
     Rental Properties and other                              173,868          202,580          339,963          408,512
     Marina                                                   120,505          127,825          258,099          272,749
     Advisor's fee                                            165,000          218,751          330,000          437,502
     General and administrative                               408,804          209,771          692,119          480,536
     Directors' fees and expenses                               8,750           26,197           15,000           36,947
     Depreciation and amortization                            250,443          271,648          501,373          547,440
                                                          ----------------------------      ----------------------------
                            Total operating expenses        1,127,370        1,056,772        2,136,554        2,183,686

  Interest expense                                            219,539          226,582          439,452          454,964
  Minority partners' interests in operating
        losses of consolidated entities                        (6,140)         (48,347)          (9,037)        (107,185)
                                                          ----------------------------      ----------------------------
                                 Total expenses             1,340,769        1,235,007        2,566,969        2,531,465
                                                          ----------------------------      ----------------------------

  (Loss) income before sales of real estate                  (654,879)         116,156       (1,070,605)        (413,183)

  Gain on sales of real estate, net                           621,192              683        1,518,757          302,524
                                                          ----------------------------      ----------------------------

Net (Loss) income                                         ($   33,687)     $   116,839      $   448,152      ($  110,659)
                                                          ============================      ============================

Net (Loss) Income Per Common Share, Basic and Diluted
(Based on weighted average shares outstanding
of 1,156,554, and 1,161,684 for the three and
six months June 30, 1998, respectively, and
1,166,835 for 1997)                                       ($     0.03)     $      0.10      $      0.39      ($     0.09)
                                                          ===========      ===========      ===========      ===========


See notes to condensed consolidated financial statements
                                                                                                                     (2)

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (UNAUDITED)
                                                                                 Six months ended
                                                                                    June 30,
                                                                              1998              1997
                                                                              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                       $   448,152      ($  110,659)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization                                            501,373          547,440
     Gain from unconsolidated investments                                     (65,085)        (603,763)
     Gain on sales of real estate, net                                     (1,518,757)        (302,524)
     Gain from sales of marketable securities, net                           (202,739)          (8,870)
     Minority partners' interest in operating losses                           (9,037)        (107,185)
     Changes in assets and liabilities:
       Decrease (increase) in other assets                                    259,359         (302,894)
       Increase in due from affiliates                                        (30,456)        (106,380)
       Increase (decrease) in accounts payable and accrued expenses            42,579         (377,093)
       (Decrease) increase in other liabilities                              (211,874)         968,037
                                                                          -----------      -----------
    Total adjustments                                                      (1,234,637)        (293,232)
                                                                          -----------      -----------
    Net cash used in operating activities                                    (786,485)        (403,891)
                                                                          -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Aquisitions and improvements of properties                               (217,956)         (37,350)
    Net proceeds from disposals of properties                               3,388,498        1,857,372
    Increase in  mortgage loans, notes and other  loans receivable            (30,358)      (1,145,262)
    Decrease in  mortgage loans, notes and other  loans receivable             64,235           79,845
    Net distributions from (contributions to) unconsolidated entities          18,056         (476,877)
    Net proceeds from sales and redemptions of securities                     607,593           22,226
    Increase in investments in securities                                  (1,435,105)         (13,419)
                                                                          -----------      -----------
    Net cash provided by investing activities                               2,394,963          286,535
                                                                          -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of mortgages and notes payables                              (1,279,115)      (1,077,310)
    Additions to mortgages and notes payables                                 131,542          456,785
    Purchase of treasury stock                                               (324,675)
    Net contributions from (distributions to) minority partners                 3,451         (173,375)
                                                                          -----------      -----------
    Net cash used in financing activities                                  (1,468,797)        (793,900)
                                                                          -----------      -----------

    Net increase (decrease) in cash and cash equivalents                      139,681         (911,256)

    Cash and cash equivalents at beginning of the period                    2,492,059        1,389,546
                                                                          -----------      -----------

    Cash and cash equivalents at end of the period                        $ 2,631,740      $   478,290
                                                                          ===========      ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                $   439,000      $   455,000
                                                                          ===========      ===========

See notes to condensed consolidated financial statements
                                                                                                   (3)

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 1997. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.


2.   GAIN ON SALES OF REAL ESTATE
     In January 1998, The Grove Towne Center-Texas, Ltd. sold approximately 13.5 acres of vacant land located in Houston, Texas for approximately $2.6 million. The Company recognized a net gain of approximately $725,000.

     In February 1998, Courtland Investments, Inc. sold approximately 100 acres located in Westerly, Rhode Island for approximately $117,000. The Company recognized a net gain of approximately $86,000.

     In March 1998, the Company was awarded an additional $144,000 from the State of Texas in consideration for the condemnation of certain property in Houston, Texas, as previously reported. The Company recognized a net gain of approximately $86,000.

     In June 1998, the Company sold approximately 8 acres of vacant land located in Houston, Texas for approximately $1.1 million and recognized a net gain of approximately $621,000.

3.   PURCHASE OF TREASURY STOCK
     In June 1998, the Company purchased 66,600 shares of treasury stock at a cost of $324,675, or $4.88 per share which was the market value at the date of purchase.

                                      ( 4 )

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
     The Company reported a net loss of approximately $34,000 (or $.03 per share) and net income of $448,000 (or $.39 per share) for the three and six months ended June 30, 1998, respectively. This is as compared with net income of $117,000 (or $.10 per share) and a net loss of $111,000 (or $.09 per share) for the three and six months ended June 30, 1997, respectively. Total revenues for the three and six months ended June 30, 1998, as compared with the same periods in 1997, decreased by approximately $665,000 (or 49%) and $622,000 (or 29%), respectively. Total expenses for the same comparable periods increased by approximately $106,000 (or 9%) and $36,000 (or 1%), respectively. Gain on sales of real estate for the three and six months ended June 30, 1998 were approximately $621,000 and $1.5 million, respectively, as compared with approximately $1,000 and $302,000 for the three and six months ended June 30, 1997, respectively.

REVENUES
     For the three and six months ended June 30, 1998 rentals and related revenues were approximately $427,000 and $855,000, respectively. This is as compared with approximately $432,000 and $905,000, for the same periods in 1997, respectively. These decreases of $5,000 (or 1%) and $50,000 (or 5%) for the three and six month comparable periods, respectively, were primarily attributable to decreased rental income from the HMG-Fieber as the result of sales of properties.

     For the three and six months ended June 30, 1998 marina revenues were approximately $130,000 and $265,000, respectively. This is as compared with approximately $137,000 and $293,000, for the same periods in 1997, respectively. These decreases of $7,000 (or 5%) and $28,000 (10%) for the three and six month comparable periods, respectively, were primarily attributable to decreased marina slip rental revenue and decreased marina store sales.

     For the three and six months ended June 30, 1998 the Company recognized approximately $38,000 and $203,000, respectively, in gains from the sales of marketable securities. For the three and six months ended June 30, 1997 gains from sales of marketable securities were approximately $9,000. The increase in these gains is the result of higher balances of invested cash.

     For the three and six months ended June 30, 1998 gains from unconsolidated investments were approximately $31,000 and $65,000, respectively. This is as compared with approximately $636,000 and $604,000 for the same periods in 1997, respectively. These decreases of approximately $605,000 (95%) and $539,000 (or 89%) for the three and six month comparable periods, respectively, were primarily attributable to non-recurring gains from CII's investment in TGIF Texas, Inc. during the second quarter of 1997.

     For the three and six months ended June 30, 1998 interest from invested cash, dividends and other was approximately $59,000 and $109,000, respectively. This is as compared with approximately $136,000 and $308,000 for the same comparable periods in 1997, respectively. These decreases of approximately $77,000 (or 57%) and $199,000 (or 65%) for the three and six month comparable periods, respectively, were primarily attributable to the gain on the sale of a boat slip of approximately $107,000 in February 1997.


                                      ( 5 )

EXPENSES
     Operating expenses of rental properties and other for the three and six months ended June 30, 1998 were approximately $174,000 and $340,000, respectively. This is as compared with approximately $202,000 and $408,000 for the same periods in 1997, respectively. These decreases of approximately $28,000 (or 14%) and $68,000 (or 17%) for the three and six month comparable periods, respectively, were primarily attributable to decreased operating costs of HMG-Fieber Associates and The Grove Towne Center-Texas, Ltd. as the result of sales of properties.

     Marina related expenses for the three and six months ended June 30, 1998 were approximately $120,000 and $258,000, respectively. This is as compared with approximately $128,000 and $273,000 for the same periods in 1997. These decreases of approximately $8,000 (or 6%) and $15,000 (or 5%) for the three and six month comparable periods, respectively, were primarily attributable to lower operating costs due to decreased revenues from marina operations.

     Advisor's fee expense for the three and six months ended June 30, 1998 was approximately $165,000 and $330,000, respectively. This is as compared with approximately $219,000 and $438,000 for the same periods in 1997, respectively. These decreases of approximately $54,000 (or 25%) and $108,000 (or 25%) for the three and six month comparable periods, respectively, were the result of a change in the advisory agreement effective January 1, 1998, as previously reported.

     General and administrative expenses for the three and six months ended June 30, 1998 were approximately $409,000 and $692,000, respectively. This is as compared with approximately $210,000 and $481,000 for the same periods in 1997, respectively. These increases of approximately $199,000 (or 95%) and $211,000 (or 44%) for the three and six month comparable periods, respectively, were primarily attributable to increased legal fees relating to ongoing litigation.

     Depreciation and amortization for the three and six months ended June 30, 1998 was approximately $250,000 and $501,000, respectively. This is as compared with approximately $272,000 and $547,000 for the same periods in 1997. These decreases of approximately $22,000 (or 8%) and $46,000 (or 8%) for the three and six month comparable periods were primarily due to lower depreciation expense from Grove Isle Club, Inc.

     Interest expense for the three and six months ended June 30, 1998 was approximately $219,000 and $439,000, respectively. This is as compared with approximately $227,000 and $455,000 for the same periods in 1997, respectively. These decreases of approximately $8,000 (or 3%) and $16,000 (or 3%) for the three and six month comparable periods, respectively, were primarily due to decreased interest expense from The Grove Towne Center-Texas, Ltd. due to a decrease in the average balance of outstanding debt. This decrease was partially offset by an increase in interest expense from Courtland Investments, Inc. due to an increase in the average balance of its outstanding debt

     All other expenses for the three and six months ended June 30, 1998 as compared with the same periods in 1997 remained consistent or were immaterial.

                                      ( 6 )

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

MATERIAL COMPONENTS OF CASH FLOWS
     For the six months ended June 30, 1998, net cash provided by investing activities was approximately $2.4 million. This consisted primarily of net proceeds from disposal of properties of approximately $3.4 million and net proceeds from the sales and redemptions of securities of approximately $608,000. These increases were partially offset by increased investments in marketable securities of approximately $1.4 million and acquisitions and improvements of properties of approximately $218,000.

     For the six months ended June 30, 1998, net cash used in financing activities was approximately $1.5 million. This consisted primarily of repayment of mortgages payable of $1.3 million and purchase of treasury stock of $325,000. This was partially offset by additions to mortgages and notes payable of approximately $132,000.

                                      ( 7 )

PART II.  OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K

     (a) There were no reports on Form 8-K filed for the quarter ended June 30, 1998.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  HMG/COURTLAND PROPERTIES, INC.






Dated: August 14, 1998                          --------------------------------
                                                Lawrence Rothstein
                                                Director, Senior Vice President,
                                                Treasurer & Secretary





Dated: August 14, 1998                          --------------------------------
                                                Carlos Camarotti
                                                Vice President - Finance and
                                                Controller



                                      ( 8 )