Form 10QSB
period 1998-09-30
HMG COURTLAND PROPERTIES INC
filed 1998-11-13
CIK 311817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended            September 30, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes __ No __

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

1,100,235 Common shares were outstanding as of October 31, 1998.

                         HMG/COURTLAND PROPERTIES, INC.

                                      Index


                                                                        PAGE
                                                                       NUMBER

PART I.      Financial Information

             Item 1.   Financial Statements

             Condensed Consolidated Balance Sheets as of September 30,
             1998 (Unaudited) and December 31, 1997.......................1

             Condensed Consolidated Statements of Operations for the
             Three and Nine Months Ended September 30, 1998 and 1997
             (Unaudited)..................................................2

             Condensed Consolidated Statements of Cash Flows for the
             Nine Months Ended September 30, 1998 and 1997
             (Unaudited)..................................................3

             Notes to Condensed Consolidated Financial Statements
             (Unaudited)..................................................4

             Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations..................6

PART II.   Other Information

             Item 6.    Reports on Form 8-K...............................9

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES                         Part I Financial Information
                                                                         Item I Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                   (UNAUDITED)
                                                                  September 30,     December 31,
                                                                      1998              1997
                                   ASSETS
Investment Properties, net of accumulated depreciation:
  Commercial and Industrial                                      $  3,266,025      $  3,046,597
  Hotel and Club Facility                                           6,661,269         7,254,692
  Yacht Slips                                                       1,587,675         1,557,675
  Land Held for Development                                         3,013,272         5,073,976
                                                                 ------------      ------------
                      Total investment properties, net             14,528,241        16,932,940


Investments In and Receivables From Unconsolidated Entities         4,422,427         4,138,935
Notes and Advances Due From Related Parties                           705,228           655,912
Loans, Notes and Other Receivables                                    879,244           894,935
Cash and Cash Equivalents                                           2,130,761         2,492,059
Investments in marketable securities                                1,330,350           102,378
Other Assets                                                          535,748           792,464
                                                                 ------------      ------------
                                TOTAL ASSETS                     $ 24,531,999      $ 26,009,623
                                                                 ============      ============


                     LIABILITIES & STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Expenses                               1,047,274           888,346
Mortgages and Notes payable                                         9,612,783        10,216,407
Other Liabilities                                                     239,522           390,864
                                                                 ------------      ------------
                             TOTAL LIABILITIES                     10,899,579        11,495,617


Minority interests                                                    209,068           396,694
                                                                 ------------      ------------

                            STOCKHOLDERS' EQUITY
Preferred Stock, no par value; 2,000,000 shares
   authorized; none issued
Common Stock, $1 par value; 1,500,000 shares authorized;
   1,245,635 shares issued and outstanding                          1,245,635         1,245,635
Additional Paid-in Capital                                         26,283,222        26,283,222
Accumulated other comprehensive loss                                 (167,144)
Undistributed Gains From Sales of Real Estate, net of losses       36,670,311        35,151,554
Undistributed Losses From Operations                              (49,287,535)      (47,566,637)
                                                                 ------------      ------------
                                                                   14,744,489        15,113,774

Less:  Treasury Stock, at cost (145,400 shares)                    (1,321,137)         (996,462)

                                                                 ------------      ------------
                         TOTAL STOCKHOLDERS' EQUITY                13,423,352        14,117,312


                                                                 ------------      ------------
                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 24,531,999      $ 26,009,623
                                                                 ============      ============

See notes to condensed consolidated financial statements

                                     ( 1 )

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)                              Three months ended                Nine months ended
                                                                             September 30,                     September 30,
                                                                         1998            1997             1998             1997
                                    REVENUES
  Rentals and related revenue                                       $   428,660      $   438,414      $ 1,283,229      $ 1,343,389
  Marina revenues                                                       117,734          118,202          382,574          411,075
  Gain from sale of marketable securities                                71,314           55,057          274,053           63,927
  Gain from unconsolidated investments                                   12,276           16,565           77,361          620,328
  Interest from invested cash, dividends and other                       57,508          264,310          166,639          572,111
                                                                    -----------      -----------      -----------      -----------
                                 Total revenues                         687,492          892,548        2,183,856        3,010,830
                                                                    -----------      -----------      -----------      -----------

                                    EXPENSES
  Operating expenses:
     Rental Properties and other                                        161,081          199,953          501,044          608,465
     Marina                                                             122,917          139,332          381,016          412,081
     Advisor's fee                                                      165,000          218,751          495,000          656,253
     General and administrative                                          79,806           83,988          320,803          403,625
     Professional fees and expenses                                     305,825           46,603          756,947          207,502
     Directors' fees and expenses                                        12,006           17,545           27,006           54,492
     Depreciation and amortization                                      278,071          268,438          779,444          815,878
                                                                    -----------      -----------      -----------      -----------
                            Total operating expenses                  1,124,706          974,610        3,261,260        3,158,296

  Interest expense                                                      218,230          240,590          657,682          695,554
  Minority partners' interests in operating
        losses of consolidated entities                                  (5,151)         (77,527)         (14,188)        (184,712)
                                                                    -----------      -----------      -----------      -----------
                                 Total expenses                       1,337,785        1,137,673        3,904,754        3,669,138
                                                                    -----------      -----------      -----------      -----------

  (Loss) income before sales of real estate                            (650,293)        (245,125)      (1,720,898)        (658,308)

  Gain on sales of real estate, net                                                      270,830        1,518,757          573,354
                                                                    -----------      -----------      -----------      -----------

Net (Loss) income                                                   ($  650,293)     $    25,705      ($  202,141)     ($   84,954)
                                                                    ===========      ===========      ===========      ===========

Net (Loss) Income Per Common Share, Basic and Diluted
(Based on weighted average shares outstanding of 1,100,235,
and 1,140,976 for the three and nine months September 30, 1998,
respectively, and 1,166,835 for 1997)                               ($     0.59)     $      0.02      ($     0.18)     ($     0.07)
                                                                    ===========      ===========      ===========      ===========

See notes to condensed consolidated financial statements

                                     ( 2 )

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)                                  Nine months ended
                                                                                 September 30,
                                                                             1998             1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              ($  202,141)     ($   84,954)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                          779,444          815,878
     Gain from unconsolidated investments                                   (77,361)        (620,328)
     Gain on sales of real estate, net                                   (1,518,757)        (573,354)
     Gain from sales of marketable securities, net                         (274,053)         (63,927)
     Minority partners' interest in operating losses                        (14,188)        (184,712)
     Changes in assets and liabilities:
       Decrease (increase) in other assets                                  187,989         (339,949)
       Increase in due from affiliates                                      (49,316)         (31,460)
       Increase (decrease) in accounts payable and accrued expenses         158,928         (735,386)
       (Decrease) increase in other liabilities                            (151,345)         666,086
                                                                        -----------      -----------
    Total adjustments                                                      (958,659)      (1,067,152)
                                                                        -----------      -----------
    Net cash used in operating activities                                (1,160,800)      (1,152,106)
                                                                        -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Aquisitions and improvements of properties                             (366,722)        (624,740)
    Net proceeds from disposals of properties                             3,388,498        2,590,142
    Increase in  mortgage loans, notes and other  loans receivable          (46,681)      (1,415,133)
    Decrease in  mortgage loans, notes and other  loans receivable           62,372           43,367
    Net contributions to unconsolidated entities                           (206,130)        (559,067)
    Net proceeds from sales and redemptions of securities                 1,132,065           78,129
    Increase in investments in securities                                (2,253,128)         (13,891)
                                                                        -----------      -----------
    Net cash provided by investing activities                             1,710,274           98,807
                                                                        -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of mortgages and notes payables                            (5,225,406)      (1,151,646)
    Additions to mortgages and notes payables                             4,621,782        1,247,610
    Purchase of treasury stock                                             (324,675)
    Net contributions from (distributions to) minority partners              17,527         (215,649)
                                                                        -----------      -----------
    Net cash used in financing activities                                  (910,772)        (119,685)
                                                                        -----------      -----------

    Net decrease in cash and cash equivalents                              (361,298)      (1,172,984)

    Cash and cash equivalents at beginning of the period                  2,492,059        1,389,546
                                                                        -----------      -----------

    Cash and cash equivalents at end of the period                      $ 2,130,761      $   216,562
                                                                        ===========      ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                              $   658,000      $   696,000
                                                                        ===========      ===========


See notes to condensed consolidated financial statements

                                     ( 3 )

                    HMG/COURTLAND PROPERTIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 1997. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.


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


3.  PURCHASE OF TREASURY STOCK
             In June 1998, the Company purchased 66,600 shares of treasury stock at a cost of approximately $325,000, or $4.88 per share which was the market value at the date of purchase.

                                      ( 4 )

4.  INVESTMENTS IN MARKETABLE SECURITIES
             Investments in marketable securities are composed primarily of corporate equity securities. These securities are classified as available-for-sale and carried at fair value, based on quoted market prices. The net unrealized gains or loses on these investments are reported as a separate component of stockholders' equity. Gross unrealized gains on available-for-sale securities as of September 30, 1998 were approximately $82,000. Gross unrealized losses as of September 30, 1998 were approximately $249,000.

             Gross gains on sales of marketable securities of approximately $103,000 and $308,000 were realized during the three and nine months ended September 30, 1998, respectively. Gross losses of approximately $32,000 and $34,000 were realized during the three and nine months ended September 30, 1998, respectively. Gross gains and losses are based on the average cost method of determining cost.

5.  COMPREHENSIVE INCOME (LOSS)
             During the third quarter of 1998, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and has elected to report comprehensive income (loss) in the condensed consolidated statement of stockholders' equity. Comprehensive income (loss) is the change in equity from transactions and other events from nonowner sources. Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). The components and related activity of accumulated other comprehensive income (loss), resulting from net unrealized loss on available-for-sale investments, are as follows:

                                   Accumulated
                                      Other
                           Comprehensive Income (Loss)

Balance as of December 31, 1997..................................$-0-
Changes in third quarter.....................................(167,144)
                                                             --------
Balance as of September 30, 1998............................($167,144)
                                                             ========


6.  COURTLAND INVESTMENTS, INC. ("CII") - CONSOLIDATION
             As previously reported, the Company holds a 95% non-voting interest and Masscap Investment Company, Inc. ( "Masscap") holds a 5% voting interest in CII. In May 1998, the Company and Masscap entered into a written agreement in order to confirm and clarify the terms of their previous continuing arrangement with regard to the ongoing operations of CII, all of which provide the Company with complete authority over all decision making relating to the business, operations, and financing of CII consistent with its status as a real estate investment trust.

                                      ( 5 )

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
          The Company reported a net loss of approximately $650,000 (or $.59 per share) and $202,000 (or $.18 per share) for the three and nine months ended September 30, 1998, respectively. This is as compared with net income of approximately $26,000 (or $.02 per share) and a net loss of $85,000 (or $.07 per share) for the three and nine months ended September 30, 1997, respectively. Total revenues for the three and nine months ended September 30, 1998, as compared with the same periods in 1997, decreased by approximately $205,000 (or 23%) and $827,000 (or 27%), respectively. Total expenses for the same comparable periods increased by approximately $200,000 (or 18%) and $236,000 (or 6%), respectively. Gain on sales of real estate for the three and nine months ended September 30, 1998 was zero and approximately $1.5 million, respectively, as compared with approximately $271,000 and $573,000 for the three and nine months ended September 30, 1997, respectively.

REVENUES
           Rentals and related revenues for the three and nine months ended September 30, 1998 were approximately $429,000 and $1,283,000, respectively. This is as compared with approximately $438,000 and $1,343,000, for the same periods in 1997, respectively. These decreases of $9,000 (or 2%) and $60,000 (or 4%) for the three and nine-month comparable periods, respectively, were not material.

          Marina revenues for the three and nine months ended September 30, 1998 were approximately $118,000 and $383,000, respectively. This is as compared with approximately $118,000 and $411,000, for the same periods in 1997, respectively. The decrease of $28,000 (or 7%) for the nine month comparable periods was primarily attributable to decreased marina slip rental revenue and decreased marina store sales.

          Gains from the sales of marketable securities for the three and nine months ended September 30, 1998 were approximately $71,000 and $274,000, respectively. This is as compared with approximately $55,000 and $64,000, respectively, for the same comparable periods in 1997. These increases of approximately $16,000 (or 30%) and $210,000 (or 329%) for the three and nine-month comparable periods, respectively, were primarily the result of increased sales of securities for cash flow purposes.

          Gains from unconsolidated investments for the three and nine months ended September 30, 1998 were approximately $12,000 and $77,000, respectively. This is as compared with approximately $16,000 and $620,000 for the same comparable periods in 1997, respectively. These decreases of approximately $4,000 (or 26%) and $543,000 (or 87%) for the three and nine-month comparable periods, respectively, were primarily attributable to non-recurring gains from CII's investment in TGIF Texas, Inc. during the second quarter of 1997.

          Interest from invested cash, dividends and other for the three and nine months ended September 30, 1998 was approximately $57,000 and $167,000, respectively. This is as compared with approximately $264,000 and $572,000 for the same comparable periods in 1997, respectively. These decreases of approximately $207,000 (or 78%) and $405,000 (or 71%) for the three and nine-month comparable periods, respectively, were primarily attributable to the July 1997 forfeiture of a $225,000 non-refundable deposit from a prospective buyer of a land sale which did not close, and the gain on the sale of a boat slip of approximately $107,000 in February 1997. Both amounts were included in other income in 1997.

                                      ( 6 )

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (continued)

EXPENSES
          Operating expenses of rental properties and other for the three and nine months ended September 30, 1998 were approximately $161,000 and $501,000, respectively. This is as compared with approximately $200,000 and $608,000 for the same periods in 1997, respectively. These decreases of approximately $107,000 (or 18%) and $39,000 (or 19%) for the three and nine-month comparable periods, respectively, were primarily attributable to decreased operating costs of The Grove Towne Center-Texas, Ltd. and HMG- Fieber Associates as the result of sales of properties.

           Marina related expenses for the three and nine months ended September 30, 1998 were approximately $123,000 and $381,000, respectively. This is as compared with approximately $139,000 and $412,000 for the same periods in 1997. These decreases of approximately $16,000 (or 12%) and $31,000 (or 7%) for the three and nine-month comparable periods, respectively, were primarily attributable to lower operating costs due to decreased revenues from marina operations.

          Advisor's fee expense for the three and nine months ended September 30, 1998 was approximately $165,000 and $495,000, respectively. This is as compared with approximately $219,000 and $656,000 for the same periods in 1997, respectively. These decreases of approximately $54,000 (or 25%) and $161,000 (or 25%) for the three and nine-month comparable periods, respectively, were the result of a change in the advisory agreement effective January 1, 1998, as previously reported.

          General and administrative expenses for the three and nine months ended September 30, 1998 were approximately $80,000 and $321,000, respectively. This is as compared with approximately $84,000 and $404,000 for the same periods in 1997, respectively. These decreases of approximately $4,000 (or 5%) and $83,000 (or 20%) for the three and nine-month comparable periods, respectively, were primarily attributable to approximately $197,000 of non-recurring costs incurred in the first quarter of 1997 relating to the termination of Grove Isle Club operations. This decrease in general and administrative expenses was partially offset by increased general and administrative expenses of Courtland Investments, Inc. of approximately $117,000.

          Professional fees for the three and six months ended September 30, 1998 were approximately $306,000 and $757,000, respectively. This is as compared with approximately $47,000 and $208,000 for the same periods in 1997. These increases of approximately $259,000 (or 556%) and $549,000 (or 265%) for the three and nine-month comparable periods, respectively, were primarily the result of increased legal fees relating to ongoing litigation, as previously reported.

          Interest expense for the three and nine months ended September 30, 1998 was approximately $218,000 and $658,000, respectively. This is as compared with approximately $240,000 and $696,000 for the same periods in 1997, respectively. These decreases of approximately $22,000 (or 9%) and $38,000 (or 5%) for the three and nine-month comparable periods, respectively, were primarily due to decreased interest expense from The Grove Towne Center-Texas, Ltd. due to a decrease in the average balance of outstanding debt. This decrease was partially offset by an increase in interest expense from Courtland Investments, Inc. due to an increase in the average balance of its outstanding debt.

                                      ( 7 )

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (continued)


          Minority partners' interest in operating losses of consolidated entities for the three and nine months ended September 30, 1998 was approximately $5,000 and $14,000, respectively. This is as compared with approximately $77,000 and $185,000 for the same periods in 1997, respectively. These decreases of approximately $72,000 (or 93%) and $171,000 (or 92%) for the three and nine-month comparable periods, respectively, were primarily due to decreased losses from The Grove Towne Center-Texas, Ltd.

          All other expenses for the three and nine months ended September 30, 1998 as compared with the same periods in 1997 remained consistent or were immaterial.

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

MATERIAL COMPONENTS OF CASH FLOWS
          For the nine months ended September 30, 1998, net cash provided by investing activities was approximately $1.7 million. This consisted primarily of net proceeds from disposal of properties of approximately $3.4 million and net proceeds from the sales and redemptions of securities of approximately $1.1 million. These increases were partially offset by increased investments in marketable securities of approximately $2.2 million and acquisitions, improvements of properties of approximately $367,000 and contributions to unconsolidated entities (net of distributions) of approximately $206,000.

          For the nine months ended September 30, 1998, net cash used in financing activities was approximately $911,000. This consisted primarily of repayment of mortgages payable of $5.2 million and purchase of treasury stock of approximately $325,000. This was partially offset by additions to mortgages and notes payable of approximately $4.6 million.

          In September 1998, the Company refinanced its mortgage note payable which is collateralized by the Grove Isle property. The outstanding balance of the mortgage note payable was increased form approximately $3.9 million to $4.5 million. The terms of the new mortgage note include a twenty-five (25) year amortization period with all outstanding principal and interest due in September 2010. The interest rate is fixed at 7.75% for the first three years of the loan. The rate will then be re-adjusted and become fixed at 290 basis points above the then five (5) year Treasury Note rate for the next three years, and re-adjusted every three years thereafter at the then five (5) year Treasury Note rate.

                                      ( 8 )

PART II.   OTHER INFORMATION
Item 6.     Exhibits and Reports on Form 8-K

              (a) There were no reports on Form 8-K filed for the quarter ended
                  September 30, 1998.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HMG/COURTLAND PROPERTIES, INC.


Dated: November 13, 1998           /s/ Lawrence Rothstein
                                   Lawrence Rothstein
                                   Director, Senior Vice President, Treasurer &
                                   Secretary





Dated: November 13, 1998           /s/ Carlos Camarotti
                                   Carlos Camarotti
                                   Vice President - Finance and Controller



                                      ( 9 )