Form 10QSB/A
period 1998-09-30
HMG COURTLAND PROPERTIES INC
filed 1999-02-05
CIK 311817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Quarterly period ended           September 30, 1998
                              ------------------------------------------

                                       OR



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ___________________  to  _____________________

                          Commission file number 1-7865

                         HMG/COURTLAND PROPERTIES, INC.
        (Exact name of small business issuer as specified in its charter)

          Delaware                                            59-1914299
-------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

2701 S. Bayshore Drive, Coconut Grove, Florida                   33133
-------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                  305-854-6803
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes__ No__

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

1,100,235 Common shares were outstanding as of January 31, 1999.

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Amendment

HMG/Courtland Properties, Inc. (the "Company") hereby amends Item 1 of Part I of its quarterly report on Form 10QSB for the quarter ended September 30, 1998 by inserting the following note in its Notes To Condensed Consolidated Financial
Statements:

7.  YEAR 2000

Background

In the past, many computer software programs were written using two digits rather than four to define the applicable year. As a result, date-sensitive computer software may recognize a date using "00" as the year 1900 rather than the year 2000. This is generally referred to as the Year 2000 issue. If this situation occurs, the potential exists for computer system failures or miscalculations by computer programs, which could disrupt operations.

State of Readiness, Costs and Risks:

The Company has just completed the conversion of its computer system to use 4-digit year fields and is therefore believed to be "Year 2000" compliant. The cost of such conversion is not material to the Company's financial condition or results of operations, nor does the Company anticipate any material disruption in its operations with respect thereto. The Company's computer system is small, consisting of only six personal computers connected via one local area network server located in one facility. The Company utilizes its computer system to perform accounting and word processing functions only. The Company has no other operations which rely on computers or other equipment that would be affected by the Year 2000 issue.

The  Company  is  exposed  to the  risk  that one or more of its  tenants  could experience Year 2000 problems that impact their ability to meet lease obligations to the Company. To date, the Company is not aware of any tenant Year 2000 issue that would have a material adverse impact on the Company's operations. The Company has received an interim status report from its primary tenant at its Grove Isle property in Florida that this tenant is addressing its Year 2000 readiness. The Company has no means of ensuring that this or any other tenant will be Year 2000 ready. The inability of tenants to complete their Year 2000 resolution process in a timely fashion could have an adverse impact on the Company. The effect of non-compliance by tenants is not determinable at this time.

The Company's Year 2000 risks are considered minimal and no continency plans are believed to be necessary.

                                      ( 3 )

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Widespread disruptions in the national or international economy, including disruptions affecting the financial markets, resulting from Year 2000 issues, or in certain industries, such as commercial or investment banks, could also have an adverse impact on the Company. The likelihood and effect of such disruptions is not determinable at this time

Readers are cautioned that forward-looking statements contained in the Year 2000 discussion should be read in conjunction with the Company's disclosures regarding forward-looking statements contained in its Form 10-KSB.


                                      ( 4 )

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         HMG/COURTLAND PROPERTIES, INC.
                                         --------------------------------------




                                         /s/ Lawrence Rothstein
Dated:      February 3, 1999             --------------------------------------
                                         Lawrence Rothstein
                                         President, Treasurer & Secretary




                                         /s/ Carlos Camarotti
Dated:      February 3, 1999             --------------------------------------
                                         Carlos Camarotti
                                         Vice President - Finance and Controller


                                      ( 5 )