Form 10KSB40
period 1998-12-31
HMG COURTLAND PROPERTIES INC
filed 1999-03-30
CIK 311817

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                                   (Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998
                                            -----------------

                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE
Total Number of Pages: _____                       Exhibit Index: Page No.: N/A
                                   (continued)

State the issuer's revenues for the most recent fiscal year:      $3,003,019

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $2,377,397 based on the closing price of the stock as traded on the American Stock Exchange on March 19, 1999. (Excludes shares of voting stock held by directors, executive officers and beneficial owners of more than 10% of the Registrant's voting stock; however, this does not constitute an admission that any such holder is an "affiliate" for any purpose.)

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: 1,100,235 shares of common stock, $1 par value, as of March 19, 1999.




Cautionary Statement. This Annual Report contains certain statements relating to future results of the Company that are considered "forward-looking statements" within the meaning of the Private Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions; interest rate fluctuation; competitive pricing pressures within the Company's market; equity and fixed income market fluctuation; technological change; changes in law; changes in fiscal, monetary, regulatory and tax policies; monetary fluctuations as well as other risks and uncertainties detailed elsewhere in this Annual Report or from time-to-time in the filings of the Company with the Securities and Exchange Commission. Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.


                                       (2)

                                     Part I.

Item 1.  Business.
------------------

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

The  following  table   summarizes  the  Company's   portfolio  of  real  estate
investments as of December 31, 1998:

                                                        Percent of
          Geographic Distribution                    Investments (1)
          -----------------------                    ---------------
          Florida                                        74%
          Texas                                          21%
          Northeastern United States (2)                  5%
                                                       -----
                                                        100%
                                                        ====

          Type of Property(3)
          Undeveloped land                               21%
          Hotel and club facility                        45%
          Individual retail stores                        4%
          Yacht slips                                    11%
          Shopping center  and other                     19%
                                                       -----
                                                        100%
                                                        ====
          -----------------
          (1) For each category, the aggregate of cost less accumulated depreciation divided by the aggregate of such investments in all real estate owned directly by the Company or by joint ventures in which the Company has a majority interest. The Company's minority interests in joint ventures are not included in the above.

          (2)  New York, Massachusetts, Maine and Vermont.

          (3)  Based on predominant present or intended use.


Reference is made to Item 12. Certain Relationships and Related Transactions for
discussion  of  the  Company's   organizational   structure  and  related  party
transactions.

Consolidated Entities
---------------------
Courtland Investments, Inc. ("CII"). The Company owns a 95% equity interest in CII (all non-voting). The other 5% equity interest (which is 100% of the voting interest) is held by Masscap Investment Company, Inc. ("MICI"), a wholly-owned subsidiary of Transco Realty Trust ("Transco") which is a 43% shareholder of the Company. The Company and MICI have had a continuing arrangement with regard to the ongoing operations of CII, all of which provides the Company with complete authority over all decision making relating to the business, operations and financing of CII consistent with its status as a real estate investment trust.

                                       (3)

CII owns equity interests in certain corporations and partnerships that are passive (non-operating) in nature. CII also owns an interest in a partnership which owns a 50 room hotel and private club (see discussion on Grove Isle Associates, Ltd. "GIA"), a corporation (Grove Isle Club Inc."GICI") which formerly operated the hotel and club and a joint venture owning the marina adjacent to the hotel and club (Grove Isle Yacht Club Associates "GIYCA"). The properties are located in Coconut Grove, Florida, and a more detailed description of each follows:

Grove Isle Associates, Ltd. ("GIA"). This limited partnership (owned 15% by CII and 85% by the Company) owns a 50 room hotel and private club facility (the "facility") located on 7 acres of a private island in Coconut Grove, Florida, known as "Grove Isle". In addition to the 50 hotel rooms, the facility includes public space, tennis courts, and a pool. The facility is encumbered by a mortgage note payable with an outstanding balance of approximately $4.5 million and $4.0 million as of December 31, 1998 and 1997, respectively. In September 1998, the Company refinanced this mortgage note payable. The outstanding balance of the note was increased from approximately $4.0 million to $4.5 million. The terms of the new mortgage note include payments based on a twenty-five (25) year amortization with all outstanding principal and interest due in September 2010. The interest rate is fixed at 7.75% for the first three years of the loan. The rate will then be re-adjusted and become fixed at 290 basis points above the then five (5) year Treasury Note rate for the next three years, and re-adjusted every three years thereafter at the then five (5) year Treasury Note rate.

In November 1996, GIA entered into a long-term lease with an unrelated tenant, Westgroup Grove Isle Associates, Ltd. ("Westgroup") and a Master Agreement with Westgroup whereby among other things Westgroup assumed the operations of the Grove Isle hotel and club.

The leased premises includes all real property and all furniture, furnishings, fixtures, appliances and other equipment used in connection with the operation of the Grove Isle hotel, resort and membership club. The initial term of the lease is ten years and calls for annual net base rent of $880,000 plus real estate taxes and property insurance, payable in monthly installments. In addition to the base net rent Westgroup shall also pay GIA participation rent consisting of a portion of Westgroup's operating surplus, as defined in the lease agreement. Participation rent is due at end of each lease year. No participation rent was due in 1998 or 1997. Furthermore, as previously reported, in consideration for GICI relinquishment of its rights in and to the original lease with GIA, GIA agreed to pay to GICI the sum of $200,000 for each year that the Westgroup lease is in good standing and has also assigned to GICI the aforementioned participation rent due from Westgroup. This sum is payable annually commencing in November 1997. This amount is eliminated in consolidation.

During 1997 and in conjunction with the aforementioned agreements, GIA advanced $500,000 to the principal owner of the tenant of the Grove Isle property. GIA received a promissory note bearing interest at 8% per annum with interest payments due quarterly beginning on July 1, 1997 and all principal due at maturity in 2006. All interest payments due have been received.

Grove Isle Club, Inc. ("GICI"). This corporation operated the aforementioned hotel and club through November 18, 1996. It's primary sources of revenues are presently from the aforementioned $200,000 annual payment from GIA. As of December 31, 1998 and 1997 GICI has amounts due to GIA which are eliminated in consolidation of approximately $1,758,000 and $1,759,000, respectively. This promissory note bears interest at a fixed rate of 8% per annum and is due on demand.

Grove Isle Yacht Club Associates ("GIYCA"). This partnership was the developer of the 85 boat slips located at Grove Isle. As of December 31, 1998, forty-two slips remain unsold and are encumbered by the aforementioned $4.5 million mortgage note payable by GIA. GIYCA (through a 100% owned

                                       (4)
subsidiary) operates and maintains all aspects of the marina at Grove Isle in exchange for an annual maintenance fee from the slip owners to cover operational expenses.

HMG-Fieber Associates ("Fieber"). HMG-Fieber Associates, a joint venture owned 65% by the Company and 35% by NAF Associates (NAF), a Connecticut general partnership, owns 10 retail stores. Eight of the stores are leased to Grossman's, Inc., a chain of home improvements stores, under net leases. Two stores are not leased at the present time. During 1998, there were no Fieber properties sold. During 1997 Fieber sold 4 of its locations as described below. All except one of the remaining leases contain renewal options of at least five years.

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

Reference is made to Item 12. Certain Relationships and Related Transactions for further information regarding the failure of former directors Lee Gray and Norman Fieber to disclose Mr. Gray's interest in NAF, the inquiry into that failure by a Special Committee appointed by the Board of Directors and the actions taken by the Board of Directors as a result of that inquiry.

260 River Corp. ("260"). On January 1, 1997, each partner in HMG-Fieber received its pro rata interest in the ventures' property located in Vermont. The property was transferred at book value and resulted in no gain or loss to the Company. The Company's 65% interest in this property is owned by 260 River Corp., a wholly-owned subsidiary.

The Grove Towne Center - Texas, Ltd. ("TGTC"). The Grove Towne Center-Texas, Ltd. is a limited partnership owned 75% by the Company (including a 1% general partnership interest by a wholly-owned subsidiary of the Company). The remaining 25% partnership interest is held by an unrelated entity.

In March 1999, TGTC sold approximately 2.3 acres for approximately $557,000 and the Company recognized a net gain of approximately $203,000.

On January 1, 1998 a 10% limited partner of TGTC assigned its partnership interest to the Company in exchange for the cancellation of a $677,000 promissory note due to the Company. This assignment has no impact on the Company's consolidated financial statements.

In January 1998, TGTC sold approximately 13.5 acres for $2.6 million. The net gain on this sale to the Company was approximately $725,000.


                                       (5)

In December 1997, TGTC was awarded approximately $380,000 from the State of Texas in consideration for the condemnation of 28,000 square feet of its property to be used to widen the adjacent freeway. The net gain to the Company was approximately $181,000.

In February 1997, TGTC sold .7 acres for $244,000. The net gain to the Company was approximately $68,000.

In January 1997, TGTC sold 3.15 acres for $823,000. The net gain to the Company was approximately $146,000.

South Bayshore Associates ("SBA"). SBA is a joint venture, formed in 1986 in which Transco Realty Trust (Transco) and the Company hold interests of 25% and 75%, respectively. The major asset of SBA is a demand note bearing interest at the prime rate from Transco with an outstanding balance as of December 31, 1998 and 1997 of approximately $475,000 and $450,000, respectively, in principal and accrued interest.

The Company holds a demand note (which is eliminated in consolidation) from SBA bearing interest at the prime rate plus 1% with an outstanding balance including accrued interest as of December 31, 1998 and 1997 of approximately $994,000 and $935,000, respectively, in principal and accrued interest.

HMG Fashion Square, Inc. This wholly-owned subsidiary has a 90% partnership interest in Fashion Square Partnership (the "partnership") formed in 1992 for the purpose of developing a shopping center located on approximately 11.5 acres near Jacksonville, Florida. The shopping center presently consists of four operating restaurants and a Sears Homelife Center. Three of the four restaurant operators are leasing the property from the partnership and the fourth operator purchased the third and final out parcel from the partnership in November 1997, the partnership sold its last out parcel, approximately one acre, for $400,000. The net gain to the Company was approximately $175,000. The purchaser is an operator of a chain of restaurants.

In December of 1996, the partnership entered into a lease with a tenant which is an operator of a restaurant. The leased premises, a 6,242 square foot restaurant, was constructed in 1996 and the partnership contributed $200,000 towards the cost of the restaurant building. The initial term of the lease is ten years and calls for annual base rent of $80,000 for years one through five and $88,000 for years six through ten. The lease also calls for percentage rent based on sales. No percentage rent was due in 1998 or 1997. The lease also provides three five year renewal options for years eleven through twenty-five with escalating base rent. This property is encumbered by a mortgage loan of $350,000 which bears interest at a fixed rate of 9.75% and calls for monthly interest-only payments with all principal due in November 1999.

In November, 1994, the partnership entered into a ground lease with a tenant which is an operator of a restaurant. In 1995, this tenant completed construction of a restaurant on the 3/4 acres of land covered by the ground lease. The initial term of the lease is twenty years and calls for base rent of $60,000 per year with 12.5% increase every five years.

In March 1994, the partnership entered into a ground lease with a tenant which is an operator of a 7,000 square foot restaurant on the one acre parcel covered by the ground lease. The partnership agreed to contribute approximately $100,000 in improvements to the leased site. The initial term of the lease is ten years and calls for base rent of $60,000 per year with 1% increases each subsequent year. This property is encumbered by a mortgage loan of $300,000 which bears interest at a fixed rate of 9.75% and calls for monthly interest-only payments with all principal due in February 2001.

                                       (6)

HMG Sugargrove, Inc. This wholly-owned subsidiary sold its sole asset (eight acres of land located in Houston, Texas) in June 1998 for approximately
$1,064,000. The net gain to the Company was approximately $621,000. In July 1997, a prospective buyer of the 8 acres forfeited a $225,000 non-refundable deposit and did not close on the sale. This amount was recognized as other income in 1997.

Insurance, Environmental Matters and Other.
-------------------------------------------
In the opinion of management, all assets of the Company are adequately covered by insurance and the cost and effects of complying with environmental laws do not have a material impact on the Company's operations.

Other Transactions and Investments.
-----------------------------------
(a)  Sales of Property.
     ------------------
     In March 1998, the Company, in conjunction with the previously disclosed 1997 condemnation of land by the state of Texas, received an additional condemnation award of approximately $144,000 and recognized a net gain of approximately $86,000.

     Reference is made to the above sections of Item 1. Business and Item 6. Management's Discussion and Analysis or Plan of Operation for information concerning sales of properties.

(b)  Other Investments.
     ------------------
     In September 1998, the Company invested $250,000 in an unrelated privately-held mortgage fund which invests in high-yield mortgage-backed securities. As of December 31, 1998, the carrying value of this investment approximates its net realizable value.

     Other Unconsolidated Investments of CII.
     T.G.I.F. Texas, Inc. (T.G.I.F.). CII owns 2,798,232 shares of common stock of T.G.I.F. Texas, Inc., a Texas publicly-held corporation (T.G.I.F.), (representing approximately 49% of T.G.I.F. equity) with a carrying value of approximately $2.4 million. Mr. Wiener (T.G.I.F.'s Chairman and sole director) is an 18% stockholder of T.G.I.F. As of December 31, 1998 and 1997, CII had outstanding loans due to T.G.I.F. of approximately $3.2 million and $3.1 million, respectively. These loans are payable on demand and bear interest at the prime rate (7.75% as of December 31, 1998).
     Interest is payable annually, CII expects to repay these loans with proceeds from distributions of its investments. The carrying value of CII's investment in T.G.I.F. approximates its net realizable value.

     CII also owns investments primarily in the form of limited partnership interests in companies whose purpose is to make equity investments in growth oriented enterprises. The Company's ownership interest in these partnerships represents less than 3% of each partnership's total ownership.

Competition.
------------
The Company competes for suitable opportunities for real estate investments with other real estate investment trusts, foreign investors, pension funds, insurance companies and other investors. The Company also competes with other real estate investors and borrowers for available sources of financing.

In addition, to the extent the Company directly and through its subsidiaries leases properties, it must compete for tenants with other lessors offering similar facilities. Tenants sought by providing modern, well-maintained facilities at competitive rentals. The Company has attempted to facilitate successful

                                       (7)
leasing of its properties by investing in facilities that have been developed according to the specifications of tenants and special local needs.

Employees.
----------
The Company has no employees other than officers who are not compensated for their services as such.

Advisory Agreement (the "Agreement").
-------------------------------------
Terms of the Agreement. Under the terms of the Agreement, HMG Advisory Corp. (the "Advisor") serves as the Company's investment advisor and, under the supervision of the directors of the Company, administers the day-to-day operations of the Company. All officers of the Company who are officers of the Advisor are compensated solely by the Advisor for their services. The Agreement is renewable annually upon the approval of a majority of the directors of the Company who are not affiliated with the Advisor and a majority of the Company's shareholders. The contract may be terminated at any time on 120 days' written notice by the Advisor or upon 60 days' written notice by a majority of the unaffiliated directors of the Company or the holders of a majority of the Company's outstanding shares.

Under the Agreement, the Advisor is entitled to receive a monthly fee of $55,000. The Advisor is entitled to an annual incentive compensation equal to the sum of 10% of net realized capital gains and extraordinary items of income for that year and 10% of the amount, if any, by which net profits of the Company for such fiscal year exceeded 8% per annum of the Average Net Worth of the Company, as defined. The Advisor also is entitled to a monthly fee of 20% of the amount of any unrefunded commitment fees received by the Company with respect to mortgage loans and other commitments which the Company was not required to fund and which expired within the next preceding calendar month.

As previously reported, on April 4, 1997, the Board of Directors approved the aforementioned advisory agreement between the Company and HMG Advisory Corp. effective for a term commencing January 1, 1998 through December 31, 1998. This advisory agreement was approved by a majority of the shareholders of the Company at the 1997 Annual Meeting of Shareholders on June 27, 1997. The advisory agreement is substantially the same as the former advisory agreement with Courtland Group, Inc., but with a 25% reduction in the regular compensation paid to the Advisory.

The Advisor is majority owned by Mr. Wiener with a portion of the remaining shares owned by certain officers. The officers and directors of the Advisor are as follows: Maurice Wiener, Chairman of the Board and Chief Executive Officer; Lawrence I. Rothstein, President, Treasurer, Secretary and Director; Carlos Camarotti, Vice President - Finance and Assistant Secretary; and Bernard Lerner, Vice President.

Advisory Fees. For the year ended December 31, 1998, the Company and its subsidiaries paid the Advisor approximately $792,000 in fees, of which $660,000 represented regular compensation and approximately $132,000 represented incentive compensation, including approximately $39,000 paid by CII to the Advisor relating to capital gains realized by CII. Also, in January 1998, the Company paid Courtland Group, Inc. (the former advisor) approximately $80,000 in incentive fee compensation relating to the sale of property substantially completed in 1997, but did not close until January 1998. In 1997, Courtland Group Inc. was paid regular compensation of $875,000, and incentive compensation of approximately $385,000, including approximately $130,000 paid by CII to the Advisor relating to capital gains realized by CII. The Advisor is also the manager for certain of the Company's affiliates and received fees of approximately $30,000 in 1998 for such services.


                                       (8)

Item 2. Description of Property.
--------------------------------
The principal executive offices of the Company and the Advisor are located at 2701 South Bayshore Drive, Coconut Grove, Florida, 33133, in premises furnished by the Advisor pursuant to the terms of the Agreement. Reference is made to Item
1. Business for a description of the Company's properties.

Item 3. Legal Proceedings.
--------------------------
As previously reported, the Company has made certain claims and took certain other actions against Lee Gray, a former officer and Director of the Company, Norman A. Fieber, a former Director of the Company, and certain related parties. The Company's claims and actions arose from the failure of Messrs. Gray and Fieber to disclose Mr. Gray's and Mr. Gray's sister's interest in the Company's HMG- Fieber Wallingford Associates and HMG-Fieber Associates joint ventures (the "Joint Ventures") and the inquiry into Messrs. Gray's and Fieber's failure to disclose Mr. Gray's and Mr. Gray's sister's interest in HMG-Fieber Associates by a Special Committee appointed by the Board of Directors (the "Inquiry"). The
Company is currently party, as both plaintiff and defendant, to litigation in two jurisdictions stemming from the Inquiry and the actions taken by the Company and Courtland Group, Inc., a Delaware corporation ("CGI"), subsequent to the Inquiry.

HMG Courtland Properties, Inc. v. Lee Gray et al (the "Delaware Litigation").
-----------------------------------------------------------------------------
On July 2, 1997, the Company filed suit in the Court of Chancery of the State of Delaware in and for New Castle County against Lee Gray (individually and as a partner in Martine Avenue Associates), Norman A. Fieber (individually and as a partner in NAF Associates), Betsy Gray Saffell (Lee Gray's sister) (individually and as a partner in Martine Avenue Associates), Martine Avenue Associates, (a New York general partnership in which Mr. Gray and Mrs. Saffell are the general partners) ("Martine"), NAF Associates (a Connecticut general partnership in which Mr. Fieber and Martine are general partners, and the Company's joint venture partner in HMG-Fieber Associates ("NAF"), and The Jim Fieber Trust ( a trust for beneficiaries including Mr. Fieber and Martine, and the Company's joint venture partner in HMG-Fieber Wallingford Associates, which has James A Fieber, son of Norman A. Fieber, as trustee) (the "Trust"). NAF and the Trust have been dismissed from the case because the Delaware court determined that it did not have personal jurisdiction over those two entities.

The Company's lawsuit is based on the facts underlying the Board of Directors' conclusion , based upon the report of the Special Committee following the Inquiry and in consultation with counsel, that Mr. Gray breached his fiduciary duties to the Company and CGI by failing to disclose his and his sister's interest in the Joint Ventures, and that Mr. Fieber breached his fiduciary duty to the Company and assisted Mr. Gray by failing to disclose Mr. Gray's and Mr. Gray's sister's interest in the Joint Ventures. The Company's suit makes the following claims: (i) breach of fiduciary duty against Mr. Gray; (ii) breach of fiduciary duty against Mr. Fieber; (iii) aiding and abetting against Mr. Fieber, Mrs. Saffell, Martine, NAF and the Trust; (iv) usurpation of a corporate opportunity against all defendants; (v) common law fraud against Messrs. Gray and Fieber; and (vi) conspiracy against all defendants. Relief being sought by the Company includes: (i) damages; (ii) imposition of constructive trust for the benefit of the Company over, and an accounting of, the defendants' interests in the Joint Ventures; (iii) a recision of the transactions which created the Joint Ventures; and (iv) a disgorgement of all interests and profits derived by all the defendants from the Joint Ventures. Trial of the lawsuit is scheduled to begin May 10, 1999 and is expected to last one week. The Company believes strongly that its claims are meritorious and intends to vigorously pursue all legal remedies against all defendants.

Lee Gray v. HMG/Courtland Properties, Inc et al (the "Florida Litigation").
---------------------------------------------------------------------------
On May 22, 1997, Lee Gray, a former director and officer and a shareholder of the Company and a former officer and director and a shareholder of CGI, which served as the Company's advisor pursuant to an advisory agreement which expired December 31, 1997, filed suit in the Circuit Court of the 11th

                                       (9)

Judicial Circuit in and for Dade County, Florida against the following defendants: (i) the Company; (ii) all of the directors and certain of the officers of the Company and of CGI; (iii) CGI; and (iv) HMG Advisory Corp., a Delaware corporation that has served as the Company's advisor since January 1, 1998.

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

On July 10, 1997, the Company filed a motion to dismiss the portion of the lawsuit directed against it and its directors. The motion to dismiss was granted November 18, 1997. On December 1, 1997, Mr. Gray filed an amended complaint that seeks to reinstate the libel claim against the Company. The Company moved to dismiss the amended complaint and the motion was denied. The parties have agreed to stay this suit pending the outcome of the Delaware litigation described above. The Company and its officers and directors believe strongly that they have meritorious defenses to, and intend to vigorously defend against, the libel claim made by Mr. Gray.

CGI also filed a motion to dismiss the tortious interference claims described in
(iv) above which was granted. HMGA filed a motion to dismiss which was granted. HMGA is no longer a defendant.

Norman A. Fieber v. HMG/Courtland Properties, Inc. et al.
---------------------------------------------------------
On July 8, 1997, Norman A. Fieber, NAF Associates and James A. Fieber, Trustee (collectively, the "Fieber Plaintiffs") filed a separate lawsuit against the Company in the Superior Court of the State of Connecticut, Fairfield/Bridgeport Judicial District. In their lawsuit, the Fieber Plaintiffs sought a declaratory judgement absolving them of any liability to the Company on essentially all of the issues and claims being considered in the Company's lawsuit in Delaware discussed above.

On August 27, 1997, the Company moved to dismiss, or in the alternative, stay this action on the grounds that the declaratory judgement action was inappropriate given the pendency of the Company's prior pending lawsuit in Delaware. This motion was never decided. On June 16, 1998, the Fieber Plaintiffs filed a notice of withdrawal of their claims and the matter is now terminated.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                      (10)

                                    Part II.


Item 5.  Market Price for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------
The high and low per share sales prices of the Company's stock on the American Stock Exchange for each quarter during the past two years were as follows:

                                           High                 Low
                                         -------             --------
             March 31, 1997               5 1/4               4 5/8
              June 30, 1997               5                   4 7/16
         September 30, 1997               4 3/4               4 1/8
          December 31, 1997               6 1/8               4 1/2

             March 31, 1998               4 5/8               4 1/4
              June 30, 1998               5 1/2               4 1/4
         September 30, 1998               5 7/8               4 1/2
          December 31, 1998               5                   3 5/8

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

As of March 19, 1999, there were 220 holders of record of the Company's common stock.

Item 6. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------
Discussion of Balance Sheet Items:
----------------------------------
At December 31, 1998, the balance sheet reflected assets consisting primarily of equity interests in real estate investment properties and investments in unconsolidated entities. Liabilities at December 31, 1998 consisted principally of mortgages on individual properties.

Significant changes and/or activity in specific balance sheet items between December 31, 1998 and 1997 are described below:

Assets:
-------
Commercial and industrial properties increased from approximately $3 million to $3.3 million, an increase of approximately $300,000 or (10%). This increase was primarily the result of improvements made during 1998 to CII's office building which was purchased in 1997.

The carrying value of the hotel and club facility decreased from approximately $7.3 million to approximately $6.5 million, a decrease of approximately $800,000 (or 11%). This was primarily the result of depreciation expense.

                                      (11)

Land  held  for  development   decreased  from  approximately  $5.1  million  to
approximately $3.0 million, a decrease of approximately $2.1 million (or 41%). This was primarily as the result of sales of land located in Houston, Texas.

Investments in and receivables from unconsolidated entities increased from approximately $4.1 million to approximately $4.6 million, an increase of approximately $500,000 (or 12%). This was primarily as a result of additional investments (net of distributions) in privately-held limited partnerships whose primary purpose is to make equity investments in growth-oriented enterprises and an investment in a privately-held mortgage fund.

The Company's consolidated balance in cash and cash equivalents decreased from approximately $2.5 million to approximately $1.8 million, a decrease of approximately $700,000 (or 28%). This decrease is primarily the result of increased investments in marketable securities and in unconsolidated investments, partially offset by net proceeds from sales of real estate.

Investments in marketable securities increased from approximately $100,000 to $1.6 million, as a result of increased cash available for investment primarily from the sales of properties.

Other assets decreased from approximately $792,000 to approximately $403,000, a decrease of approximately $389,000 (or 49%). This was primarily the result of decreased funds in escrow relating to the condemnation of certain property located in Houston, Texas on December 31, 1997 and decreased deferred loan costs.

Liabilities:
------------
Accounts payable and accrued expenses increased from approximately $888,000 to approximately $1,059,000, an increase of approximately $171,000 (or 19%). This was primarily as a result of increased accrued expenses of HMG-Fieber Associates.

Mortgages and notes payable decreased from approximately $10.2 million to approximately $9.6 million, a decrease of approximately $600,000 (or 6%). The activity during the year consisted of repayments of debt by The Grove Towne Center-Texas, Ltd. of approximately $1.1 million partially offset by increased borrowings of approximately $511,000 relating to the refinancing of the debt encumbering the Grove Isle property.

Results of Operations:
----------------------
For the year ended December 31, 1998, the Company reported a net loss of approximately $930,000 or ($.82 per share) compared with net income of approximately $548,000 (or $.47 per share) for the year ended December 31, 1997. Changes in specific revenues and expenses are discussed below.

Revenues:
---------
1998 versus 1997:
-----------------
Total revenues for the year ended December 31, 1998 as compared with that of 1997 decreased by approximately $872,000 (or 23%). This decrease was primarily due to decreased gains from unconsolidated investments of approximately $708,000 or (78%) and decreased other income due to non-recurring gain from the forfeiture of a land sale deposit of approximately $202,000 and gain on the sale of a yacht slip of approximately $107,000 in 1997. These decreases were partially offset by an increase in the gain on sale of marketable securities of approximately $276,000.

                                      (12)

Expenses:
---------
1998 versus 1997:
-----------------
Total expenses for the year ended December 31, 1998 as compared to that of 1997 increased by approximately $99,000 (or 2%).

Operating expenses of rental properties and other decreased by approximately $135,000 or (17%) for the year ended December 31, 1998 as compared to 1997. This decrease was primarily due to lower operating expenses of The Grove Towne Center-Texas, Ltd. property as a result of sales during the year.

Advisor's fee decreased by $215,000 (or 25%) for the year ended 12/31/98 as compared to 1997. This was the result of the change in the advisory agreement effective January 1, 1998, as previously reported.

General and administrative expenses decreased by approximately $95,000 or (20%) for the year ended December 31, 1998 as compared to 1997. This decrease was primarily due to approximately $190,000 of decreased costs relating to the termination of the Grove Isle property operations in the first quarter of 1997. This decrease was partially offset by increased operating costs of CII of approximately $96,000.

Professional fees increased by approximately $455,000 (or 69%) for year ended December 31, 1998 as compared to 1997. This was primarily the result of increased costs relating to the on-going litigation, as previously reported.

Interest expense decreased by approximately $84,000 (or 9%) primarily as the result of paydowns and refinancing of long-term debt.

Minority partner's interest in operating gains (losses) of consolidated entities increased by approximately $280,000 primarily due to decreased losses from The Grove Towne Center -Texas, Ltd. as a result of no further losses being allocated to the minority partner due to a deficit in it's minority balance.

Net gain on sale of real estate for the years ended December 31, 1998 and 1997 consisted of the following:

                                                  Net gain after incentive fee and
                                                          minority interest
                                                  --------------------------------
     Property Sold                                     1998           1997
                                                    ----------     ----------
     Undeveloped land in Texas                      $1,433,000     $1,190,000
     Undeveloped land in Rhode Island                   86,000             --
     Land in Florida shopping center                        --        174,000
     HMG-Fieber retail stores in various states             --        664,000
                                                    ----------     ----------
                                                    $1,519,000     $2,028,000
                                                    ==========     ==========

Projected Operating Results:
----------------------------
The Company's rental and related revenues and expenses in 1999 are expected to remain consistent with those of 1998.

Effect of Inflation:
--------------------
Inflation affects the costs of operating and maintaining the Company's investments and the availability and terms of financing. In addition, rentals under certain leases are based in part on the lessee's sales and tend to increase with inflation, and certain leases provide for periodic adjustments according to changes in predetermined price indices.

                                      (13)

Liquidity and Capital Resources:
--------------------------------
The Company's material commitments primarily consist of maturities of debt obligations of approximately $3.9 million in 1999. The funds necessary to meet these obligations are expected from the proceeds of sales of properties, refinancing, distributions from investments and available cash. Included in the maturing debt obligations is a note payable by CII to T.G.I.F. of approximately $3.2 million due on demand. CII intends to repay this obligation, when due, with funds available from distributions from investments. In addition, the Company intends to continue to seek opportunities for investment in income producing properties.

The Company used cash from operating activities of approximately $1.4 million for the year ended December 31, 1998 versus approximately $2.2 million in 1997. The Company believes that there will be sufficient cash flows in the next year to meet its operating requirements.

Capital Expenditure Requirements
--------------------------------
The Company does not presently anticipate any significant capital expenditures, other than in the ordinary course of business.

Material Changes in Operating, Investing and Financing Cash Flows:
------------------------------------------------------------------
Discussion of 1998 Changes.
---------------------------
For the year ended December 31, 1998, net cash provided by investing activities was approximately $1.7 million. This consisted primarily of net proceeds from disposals of properties of approximately $3.4 million, net proceeds from the sales of and redemptions of securities of approximately $1.5 million, less increased investments in marketable securities of approximately $2.5 million, less acquisitions and improvements of properties of approximately $407,000 and less additional investments of approximately $263,000.

For the year ended December 31, 1998, net cash used in financing activities was approximately $967,000. This consisted of repayment of mortgages and notes payable of approximately $5.2 million and purchase of treasury stock of approximately $325,000, partially offset by additional borrowings of $4.6 million.

Year 2000.
----------
Background.
-----------
In the past, many computer software programs were written using two digits rather than four to define the applicable year. As a result, date-sensitive computer software may recognize a date using "00" as the year 1900 rather than the Year 2000. This is generally referred to as the Year 2000 issue. If this situation occurs, the potential exists for computer system failure or miscalculations by computer programs, which could disrupt operations.

State of Readiness.
-------------------
Costs and Risks.
----------------
In February 1999, the Company completed the conversion of its computer system to use 4-digit year fields and therefore believes to be "Year 2000" compliant. The cost of such conversion was not material to the Company's financial condition or results of operation, nor did the Company experience any material disruption in its operations with respect thereto. The Company's computer system is small, consisting of only six personal computers connected via one local area network server located in one facility. The Company utilizes its computer system to perform accounting and word processing functions only. The Company has no other operations which rely on computers or other equipment that would be affected by the Year 2000 issue.

                                      (14)

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

The Company's Year 2000 risks are considered minimal and no contingency plans are believed to be necessary.

Widespread disruptions in the national or international economy, including disruptions affecting the financial markets, resulting from Year 2000 issues, or in certain industries, such as commercial or investment banks, could also have an adverse impact on the Company. The likelihood and effect of such disruptions is not determinable at this time.

Future Accounting Pronouncements.
---------------------------------
SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information, " which among other things, changes the way public companies report information about operating segments, is effective for the Company in 1998. The Company currently operates solely as a real estate investment trust and therefore SFAS No. 131 has no effect on the Company's reporting.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement applies to all entities and is effective for all fiscal quarters of the fiscal years beginning after June 15, 1999. The Company did not materially engage in derivative instruments or hedging activities in any periods presented in the consolidated financial statements.

                                      (15)

Item 7.  Consolidated Financial Statements
         ---------------------------------

         Report of Independent Certified Public Accountants..................17.

         Consolidated balance sheets as of December 31, 1998 and 1997........18.

         Consolidated statements of operations for the
           years ended December 31, 1998 and 1997............................19.

         Consolidated statements of stockholders' equity for
           the years ended December 31, 1998 and 1997........................20.

         Consolidated statements of cash flows for the
           years ended December 31, 1998, and 1997...........................21.

         Notes to consolidated financial statements..........................22.




                                      (16)

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of HMG/Courtland Properties, Inc.:

We have audited the accompanying consolidated balance sheets of HMG/Courtland Properties, Inc. and its subsidiaries (the "Company") as of December 31, 1998, and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998, and 1997 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                                                BDO SEIDMAN, LLP

Miami, Florida
March 19, 1999



                                      (17)

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                                            December 31,           December 31,
                                                                                                1998                   1997
                                                                                                ----                   ----
                                   ASSETS                                       NOTES
Investment Properties, net of accumulated depreciation:                           2
  Commercial and Industrial                                                                     $3,267,582               $3,046,597
  Hotel and Club Facility                                                                        6,521,428                7,254,692
  Yacht Slips                                                                                    1,508,291                1,557,675
  Land Held for Development                                                                      3,013,272                5,073,976
                                                                                          -----------------    --------------------
                      Total investment properties, net                                          14,310,573               16,932,940


Investments In and Receivables From Unconsolidated Entities                       3              4,603,047                4,138,935
Notes and Advances Due From Related Parties                                       4                719,937                  655,912
Loans, Notes and Other Receivables                                                                 875,614                  894,935
Cash and Cash Equivalents                                                                        1,834,365                2,492,059
Investments in marketable securities                                              5              1,621,488                  102,378
Other Assets                                                                                       402,674                  792,464
                                                                                          =================    ====================
                                TOTAL ASSETS                                                   $24,367,698              $26,009,623
                                                                                          =================    ====================



                     LIABILITIES & STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Expenses                                                            1,058,959                  888,346
Mortgages and Notes payable                                                       6              9,555,129               10,216,407
Other Liabilities                                                                                  349,767                  390,864
                                                                                          -----------------    --------------------
                             TOTAL LIABILITIES                                                  10,963,855               11,495,617

Commitment and contingincies                                                      4

Minority interests                                                                                 424,925                  396,694
                                                                                          -----------------    --------------------

                            STOCKHOLDERS' EQUITY                                  8
Preferred Stock, no par value; 2,000,000 shares
   authorized; none issued
Common Stock, $1 par value; 1,500,000 shares authorized;
   1,245,635 shares issued and outstanding                                                       1,245,635                1,245,635
Additional Paid-in Capital                                                                      26,283,222               26,283,222
Undistributed Gains From Sales of Real Estate, net of losses                                    36,670,311               35,151,554
Undistributed Losses From Operations                                                           (50,015,668)             (47,566,637)
Accumulated other comprehensive income                                                             116,555
                                                                                          -----------------    --------------------
                                                                                                14,300,055               15,113,774
Less:  Treasury Stock, at cost (145,400 and 78,800 shares as of
                                December 31, 1998 and 1997, respectively)                       (1,321,137)                (996,462)

                                                                                          -----------------    --------------------
                         TOTAL STOCKHOLDERS' EQUITY                                             12,978,918               14,117,312


                                                                                          -----------------    --------------------
                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $24,367,698              $26,009,623
                                                                                          =================    ====================

See notes to consolidated financial statements

                                      (18)

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------


                                                                  1998            1997
                                                                  ----            ----
  Rentals and related revenue                                $ 1,715,704      $ 1,707,430
  Marina revenues                                                518,522          537,226
  Gain from sale of marketable securities                        347,834           71,894
  Gain from unconsolidated investments                           201,534          909,450
  Interest from invested cash, dividends and other               219,425          648,978
                                                          -------------------------------
                                 Total revenues                3,003,019        3,874,978
                                                          -------------------------------

                                    EXPENSES
  Operating expenses:
     Rental Properties and other                                 655,167          790,033
     Marina                                                      507,255          556,895
     Advisor's fee                                               660,000          875,000
     General and administrative                                  382,314          477,771
     Professional fees and expenses                            1,110,142          655,486
     Directors' fees and expenses                                 41,315           63,227
     Depreciation and amortization                             1,043,702        1,080,347
                                                          -------------------------------
                            Total operating expenses           4,399,895        4,498,759

  Interest expense                                               851,559          936,027
  Minority partners' interests in operating
        gains (losses) of consolidated entities                  200,596          (79,606)
                                                          -------------------------------
                                 Total expenses                5,452,050        5,355,180
                                                          -------------------------------

  Loss before sales of real estate                            (2,449,031)      (1,480,202)

  Gain on sales of real estate, net                            1,518,757        2,028,215
                                                          -------------------------------

Net (Loss) income                                            ($  930,274)     $   548,013
                                                          ===============================

Net (Loss) Income Per Common Share, Basic and Diluted
(Based on weighted average shares  outstanding of
1,130,707 and 1,166,835 for the years ended December 31,
1998 and 1997 respectively)                                  ($     0.82)     $      0.47
                                                             ===========      ===========

See notes to consolidated financial statements

                                      (19)

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                     Undistributed
                                                      Gains from   Undistri-           Accumulated
                                                       Sales of     buted                 Other                           Total
                                          Additional  Real Estate,  Losses      Compre-  Compre-                          Stock
                       Common Stock        Paid-In     Net of        from       hensive  hensive    Treasury Stock        holders'
                      Shares    Amount     Capital     Losses     Operations    Income   Income    Shares      Cost       Equity
Balance as of
  January 1, 1997   1,245,635 $1,245,635 $26,283,222 $33,123,339 ($46,086,435)                      78,800   ($996,462) $13,569,299

Net ncome (loss)                                       2,028,215   (1,480,202)                                              548,013
                    ---------------------------------------------------------------------------------------------------------------

Balance as of
  December 31, 1997 1,245,635  1,245,635  26,283,222  35,151,554  (47,566,637)                      78,800    (996,462)  14,117,312

Comprehensive
  income (loss)
Net income (loss)                                      1,518,757   (2,449,031) ($930,274)                                  (930,274)
Other comprehensive
  income
  Unrealized gain
   on marketable
   securities                                                                    116,555  $116,555                          116,555
                                                                               ---------
Comprehensive
  income (loss)                                                                ($813,719)


Purchased 66,600
  shares of
  treasury stock                                                                                    66,600    (324,675)    (324,675)

                    ---------------------------------------------------------------------------------------------------------------
Balance as of
  December 31, 1998 1,245,635 $1,245,635 $26,283,222 $36,670,311 ($50,015,668)            $116,555 145,400 ($1,321,137) $12,978,918
                    ===============================================================================================================


See notes to consolidated financial statements

                                      (20)

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                            1998              1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              ($  930,274)     $   548,013
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                        1,043,702        1,080,347
     Gain from unconsolidated investments                                  (201,534)        (909,450)
     Gain on sales of real estate, net                                   (1,518,757)      (2,028,215)
     Gain from sales of marketable securities, net                         (347,834)         (71,894)
     Minority partners' interest in operating gains (losses)                200,596          (79,606)
     Changes in assets and liabilities:
       Decrease (increase) in other assets                                  314,565         (276,591)
       (Increase) decrease in due from affiliates                           (64,025)         185,886
       Increase (decrease) in accounts payable and accrued expenses         170,613         (733,580)
       (Decrease) increase in other liabilities                             (41,097)         107,055
                                                                        -----------      -----------
    Total adjustments                                                      (443,771)      (2,726,048)
                                                                        -----------      -----------
    Net cash used in operating activities                                (1,374,045)      (2,178,035)
                                                                        -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Aquisitions and improvements of properties                             (406,816)        (669,806)
    Net proceeds from disposals of properties                             3,388,497        4,714,429
    Increase in  mortgage loans, notes and other  loans receivable          (50,953)      (1,419,622)
    Decrease in  mortgage loans, notes and other  loans receivable           70,274          969,579
    Net contributions to unconsolidated entities                           (262,577)        (160,560)
    Net proceeds from sales and redemptions of securities                 1,453,268           89,599
    Increase in investments in securities                                (2,507,989)         (73,344)
                                                                        -----------      -----------
    Net cash provided by investing activities                             1,683,704        3,450,275
                                                                        -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of mortgages and notes payables                            (5,245,830)      (1,313,931)
    Additions to mortgages and notes payables                             4,584,552        1,445,943
    Purchase of treasury stock                                             (324,675)
    Net contributions from (distributions to) minority partners              18,600         (301,739)
                                                                        -----------      -----------
    Net cash used in financing activities                                  (967,353)        (169,727)
                                                                        -----------      -----------

    Net decrease in cash and cash equivalents                              (657,694)       1,102,513

    Cash and cash equivalents at beginning of the period                  2,492,059        1,389,546
                                                                        -----------      -----------

    Cash and cash equivalents at end of the period                      $ 1,834,365      $ 2,492,059
                                                                        ===========      ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                              $   790,000      $ 1,112,000
                                                                        ===========      ===========

See notes to consolidated financial statements

                                      (21)

                 HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 and 1997
                     --------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business and Consolidation. The consolidated financial statements include the accounts of HMG/Courtland Properties, Inc. (the "Company") and entities in which the Company owns a majority voting interest or controlling financial interest. Investments in which the Company does not have a majority voting or financial controlling interest are accounted for under the equity method of accounting , even though the Company may have a majority interest in profits and losses. The Company invests in a portfolio of equity interests in commercial real estate. The Company was organized in 1972 and qualifies for taxation as a real estate investment trust ("REIT") under the Internal Revenue Code. The Company operates in one business segment and its present investment policy is to invest primarily in income-producing commercial properties. All material transactions with consolidated and unconsolidated entities have been eliminated in consolidation or as required under the equity method.

The Company's consolidated subsidiaries are described below:

Courtland Investments, Inc. ("CII"). A 95% owned corporation which owns 100% of Grove Isle Yacht Club Associates, a 15% general partnership interest in Grove Isle Associates, Ltd., and various investments in partnerships whose primary purpose is to make equity investments in growth-oriented enterprises and real estate.

As previously reported, the Company holds a 95% non-voting interest and Masscap Investments Company, Inc. ("Masscap") holds a 5% voting interest in CII. The Company and Masscap have had a continuing arrangement with regard to the ongoing operations of CII, all of which provides the Company with complete authority over all decision making relating to the business, operations and financing of CII consistent with its status as a real estate investment trust.

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

Grove Isle Yacht Club Associates ("GIYCA"). This partnership was the developer of the 85 boat slips located at Grove Isle of which 42 remain unsold. GIYCA and its wholly-owned subsidiary operate all aspects of the Grove Isle marina.

The Grove Towne Center - Texas, Ltd. A 75% owned limited partnership having a wholly-owned subsidiary of the Company as its sole general partner. This partnership was formed in 1994 with its principal asset being a 41 acre site located in suburban Houston, Texas, held for investment and development. During the year ended December 31, 1997 this partnership sold approximately 4.5 acres of its property and in January 1998, the partnership sold another 13.5 acres. In March 1999, this partnership sold another 2.3 acres.


                                      (22)

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

HMG Sugargrove, Inc. A wholly-owned Texas corporation which sold its sole asset (an 8 acre parcel of land in Houston, Texas) in June 1998.

HMG Fashion Square, Inc. A wholly-owned Florida corporation of which the major asset is a 90% partnership interest in Fashion Square Partnership which owns a shopping center on an approximate 10 acre site in Jacksonville, Florida. As of December 31, 1998, this shopping center has three tenants each operating restaurants.

Unconsolidated entities are discussed in Note 3.

The  following  table   summarizes  the  Company's   portfolio  of  real  estate
investments as of December 31, 1998:

                                                 Percent of
          Geographic Distribution              Investments (1)
          -----------------------              ---------------
          Florida                                   74%
          Texas                                     21%
          Northeastern United States (2)             5%
                                                  -----
                                                   100%

          Type of Property (3)
          Undeveloped land                          21%
          Hotel and club facility                   45%
          Individual retail stores                   4%
          Yacht slips                               11%
          Shopping center and other                 19%
                                                  -----
                                                   100%
                                                   ====
          -----------------
          (1) For each category, the aggregate of cost less accumulated depreciation divided by the aggregate of such investments in all real estate owned directly by the Company or by joint ventures in which the Company has a majority interest. The Company's minority interests in joint ventures are not included in the above.

          (2)  New York, Massachusetts, Maine and Vermont.

          (3)  Based on predominant present or intended use.

Preparation of Financial Statements.
------------------------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


                                      (23)

Income Taxes. The Company qualifies as a real estate investment trust and distributes its taxable operating income to stockholders in conformity with requirements of the Internal Revenue Code. In addition, net operating losses can be carried forward to reduce future taxable income but cannot be carried back. The Company intends to distribute any of its future taxable operating income and is not taxed on the amounts distributed. Distributed capital gains on sales of real estate are not subject to taxes; however, undistributed capital gains are taxed as capital gains. State income taxes are not significant. Any benefit from or provisions for income taxes relates solely to taxable losses or income of CII which is not consolidated with the Company for income tax purposes and accordingly files a separate tax return. Refer to Note 7 for further disclosure on income taxes.

Depreciation and Amortization. Depreciation of properties held for investment is computed using the straight-line method over the estimated useful lives of the properties, which range up to 39.5 years. Deferred mortgage and leasing costs are amortized over the shorter of the respective term of the related indebtedness or life of the asset. Depreciation and amortization expense for the years ended December 31, 1998, and 1997 was approximately $1 million and $1.1 million, respectively. The GIYCA's yacht slips are being depreciated on a straight-line basis over their remaining useful life of 20 years.

Fair Value of Financial Instruments. The carrying value of financial instruments including investments in and receivables from unconsolidated entities, notes and advances due from related parties, accounts payable and accrued expenses and mortgages and notes payable approximate their fair values at December 31, 1998.

Marketable Securities. Investments in marketable securities have been designated as available for sale. Those securities are reported at market value, with net unrealized gains and losses included in equity. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and loses on investments are determined using the average cost method.

Comprehensive Income. During the third quarter of 1998, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 130. "Reporting Comprehensive Income" and has elected to report comprehensive income in the consolidated statement of stockholders' equity. Comprehensive income is the change in equity from transactions and other events from nonowner sources. Comprehensive income includes net income and comprehensive income. The components and related activity of accumulated other comprehensive income, resulting from net unrealized gain on available-for- sale investments are as follows:

     Accumulated Other Comprehensive Income:
     Balance as of December 31, 1997.....................................$-0-
     Changes during the year..........................................116,555
                                                                     --------
     Balance as of December 31, 1998.................................$116,555
                                                                     ========

Earnings (Loss) Per Common Share. Net income (loss) per common share (basic and diluted) is based on the net income (loss) divided by the weighted average number of common shares outstanding during each year. Common shares outstanding includes issued shares less shares held in treasury.

The Company's potential issuable shares of common stock pursuant to outstanding stock purchase options are excluded from the Company's diluted computation as their effect would be antidilutive to the Company's net income (loss).

Treasury Stock. In June 1998, the Company purchased 66,600 shares of treasury stock at a cost of approximately $325,000 or $4.88 per share which was the market value at the date of purchase.

                                      (24)

Gain on Sales of Real Estate. Gain on sales of real estate has been reduced, where applicable, by minority partners' interest in the (loss) gain of $191,000 and $422,000 and advisor's incentive fees of $168,000 and $225,000 for the years ended December 31, 1998 and 1997, respectively.

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

                                                                                        1998           1997
                                                                                     ---------      ---------
     Minority interest balance at beginning of year                                  $ 397,000      $ 356,000
     Minority partners' interest in operating gains (losses) of consolidated
     subsidiaries                                                                      201,000        (80,000)
     Minority partners' interest in net gain (losses) on sales of real estate of
     consolidated subsidiaries                                                        (191,000)       422,000
     Net contributions from (distributions to) minority partners                         6,000       (314,000)
     Other                                                                              12,000         13,000
                                                                                     ---------      ---------
     Minority interest balance at end of year                                        $ 425,000      $ 397,000
                                                                                     =========      =========

Stock-Based Compensation. The Company recognizes compensation expense for its stock option plan using the intrinsic value method of accounting. Under the terms of the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date, or other measurement date, over the amount an employee must pay to acquire the stock.

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

Future Accounting Pronouncements. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which among other things, changes the way public companies report information about operating segments, is effective for the Company in 1998. The Company currently operates solely as a real estate investment trust and therefore SFAS No. 131 has no effect on the Company's reporting.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement applies to all entities and is effective for all fiscal quarters of the fiscal years beginning after June 15, 1999. The Company did not materially engage in derivative instruments or hedging activities in any periods presented in the consolidated financial statements.

Asset Impairments. The Company periodically reviews the carrying value of certain of its assets in relation to historical results, current business conditions and trends to identify potential situations in which the carrying value of assets may not be recoverable. If such reviews indicate that the carrying

                                      (25)
value of such assets may not be recoverable, the Company would estimate the undiscounted sum of the expected future cash flows of such assets or analyze the fair value of the asset, to determine if such sum or fair value is less than the carrying value of such assets to ascertain if a permanent impairment exists. If a permanent impairment exists, the Company would determine the fair value by using quoted market prices, if available, for such assets, or if quoted market prices are not available, the Company would discount the expected future cash flows of such assets.

                                      (26)

2. INVESTMENT PROPERTIES

The  components  of  the  Company's   investment   properties  and  the  related
accumulated depreciation information follows:


                                                                                         December 31, 1998
                                                                            -------------------------------------------
                                                                                            Accumulated
                                                                                Cost        Depreciation        Net
                                                                                ----        ------------        ---
Commercial and Industrial Properties
Land                                                                        $ 1,445,948                     $ 1,445,948
Buildings and improvements                                                    3,295,078     $ 1,473,444       1,821,634
                                                                            -----------     -----------     -----------
                                                                              4,741,026       1,473,444       3,267,582
                                                                            -----------     -----------     -----------
Hotel and Club Facility
Land                                                                          1,338,518                       1,338,518
Hotel/ club facility and improvements                                         6,918,914       1,984,754       4,934,160
Furniture, fixtures & equipment                                               2,234,643       1,985,893         248,750
                                                                            -----------     -----------     -----------
                                                                             10,492,075       3,970,647       6,521,428
                                                                            -----------     -----------     -----------

Yacht Slips                                                                   1,587,675          79,384       1,508,291
                                                                            -----------     -----------     -----------

Land Held for Development                                                     3,013,272                       3,013,272
                                                                            -----------     -----------     -----------

                                                                  Total     $19,834,048     $ 5,523,475     $14,310,573
                                                                            ===========     ===========     ===========


                                                                                       December 31, 1997
                                                                            --------------------------------------------
                                                                                           Accumulated
                                                                                Cost       Depreciation          Net
                                                                                ----       ------------          ---
Commercial and Industrial Properties
Land                                                                        $ 1,444,890                     $ 1,444,890
Buildings and improvements                                                    2,930,635     $ 1,328,928       1,601,707
                                                                            -----------     -----------     -----------
                                                                              4,375,525       1,328,928       3,046,597
                                                                            -----------     -----------     -----------
Hotel and Club Facility
Land                                                                          1,338,518                       1,338,518
Hotel/ club facility and improvements                                         6,910,614       1,583,641       5,326,973
Furniture, fixtures & equipment                                               2,231,630       1,642,429         589,201
                                                                            -----------     -----------     -----------
                                                                             10,480,762       3,226,070       7,254,692
                                                                            -----------     -----------     -----------

Yacht Slips                                                                   1,557,675                       1,557,675
                                                                            -----------     -----------     -----------

Land Held for Development                                                     5,073,976                       5,073,976
                                                                            -----------     -----------     -----------

                                                                  Total     $21,487,938     $ 4,554,998     $16,932,940
                                                                            ===========     ===========     ===========

                                      (27)

3.  INVESTMENTS IN AND RECEIVABLES FROM UNCONSOLIDATED ENTITIES

As of December 31, 1998 the Company's investments in and receivables from unconsolidated entities primarily consisted of CII's 49% equity interest in T.G.I.F. Texas, Inc. (T.G.I.F.) and CII's other investments. CII owns approximately 49% of the outstanding common stock of T.G.I.F., a publicly-held Texas corporation which primarily owns notes receivable from its shareholders and a net leased property in Louisiana. This investment is accounted for under the equity method. The operations of T.G.I.F. are not material to the Company's consolidated financial statements. During 1997, T.G.I.F. sold its four net leased properties in Texas for $4 million. This sale was in conjunction with a 1987 settlement agreement between T.G.I.F. and its former franchisor T.G.I. Fridays, Inc. CII recognized a gain of approximately $510,000 from T.G.I.F. primarily as a result of this sale. T.G.I.F. continues to own one property located in Baton Rouge, Louisiana which is leased to a restaurant operator. Also, see Note 6 for notes payable to T.G.I.F.

CII's other investments primarily consist of investments in various partnerships whose purpose is to make equity investments primarily in growth oriented enterprises. CII's ownership interest in each of these partnerships is less than 3% of the total partnership ownership . The carrying values of all investments in and receivables from unconsolidated entities are carried at the lower of cost or fair value.

In connection with such investments, the Company has committed to contribute approximately $1.5 million to these partnerships as required by agreement. Subsequent to year end, the Company invested and/or committed to invest an additional $1.5 million in similar partnerships.

                              Carrying Values as of December 31,
                              ----------------------------------
     Description                     1998            1997
     -----------                  ----------     ----------
     T.G.I.F. Texas, Inc.         $2,392,963     $2,264,931
     Various Others                2,210,084      1,874,004
                                  ----------     ----------
                                  $4,603,047     $4,138,935
                                  ==========     ==========

4. NOTES AND ADVANCES DUE FROM AND TRANSACTIONS WITH RELATED PARTIES AND LITIGATION

The Company has an agreement (the "Agreement") with HMG Advisory Corp. (the "Advisor") for its services as investment advisor and administrator of the Company's affairs. All officers of the Company who are officers of the Advisor are compensated solely by the Advisor for their services. The Agreement is renewable annually upon the approval of a majority of the directors of the Company who are not affiliated with the Advisor and a majority of the Company's shareholders. The contract may be terminated at any time on 120 days written notice by the Advisor or upon 60 days written notice by a majority of the unaffiliated directors of the Company or the holders of a majority of the Company's outstanding shares.

The Advisor is majority owned by Mr. Wiener with the remaining shares owned by certain officers. The officers and directors of the Advisor are as follows:
Maurice Wiener, Chairman of the Board and Chief Executive Officer; Lawrence I. Rothstein, President, Treasurer, Secretary and Director; Carlos Camarotti, Vice President - Finance and Assistant Secretary; and Bernard Lerner, Vice President.

Under the Agreement, the Advisor is also entitled to receive a monthly fee of $55,000. The Advisor is entitled to a monthly fee of 20% of the amount of any unrefunded commitment fees received by the Company with respect to mortgage loans and other commitments which the Company was not required to

                                      (28)
fund and which expired within the next preceding calendar month. The Advisor is also entitled to an annual incentive compensation equal to the sum of 10% of net realized capital gains and extraordinary items of income for that year and 10% of the amount, if any, by which net profits of the Company for such fiscal year exceeded 8% per annum of the Average Net Worth of the Company, as defined.

During 1998, $792,000 was earned by the Advisor as advisory fees of which approximately $132,000 was for incentive compensation. The Advisor also received management fees from certain affiliates of the Company in the amount of approximately $30,000 in 1998.

As previously reported, the Company's advisory agreement prior to January 1, 1998, was with Courtland Group, Inc. In January 1998, Courtland Group Inc. received approximately $80,000 in incentive fees relating to the sale of property which was substantially completed in December 1997, but did not close until January 1998.

During 1997, Courtland Group, Inc. earned approximately $1,260,000 in advisory fees of which $385,000 was for incentive compensation.

At December 31, 1998, the Company had amounts due from the Advisor of approximately $11,000. This amount bears interest at prime plus 1%. At December 31, 1998 and 1997, the Company had amounts due from Courtland Group, Inc. of approximately $233,000 and $205,000, respectively. This amount bears interest at Prime +1% and is due on demand.

The Company, via its 75% owned joint venture (SBA), has a note receivable from Transco of $300,000 plus accrued interest of approximately $175,000 and $150,000 as of December 1998 and 1997, respectively. This note bears interest at the prime rate and is due on demand.

Mr. Wiener, Chairman of the Company, is an 18% shareholder and an officer and director of T.G.I.F. Texas, Inc., a 49% owned affiliate of CII (See Note 3). As of December 31, 1998 and 1997, T.G.I.F. had amounts due from Mr. Wiener in the amount of approximately $388,000 and $185,000, respectively. These amounts are due on demand and bear interest at the prime rate. Furthermore, the Advisor receives a management fee of $18,000 per year from T.G.I.F. CII has amounts due to T.G.I.F. of approximately $3.2 million and $3.1 million as of December 31, 1998 and 1997, respectively. These amounts bear interest at the prime rate and principal and interest are due on demand. T.G.I.F. owns 10,000 shares of the Company purchased at market value in 1996.

In October 1996, it was brought to the Company's attention that Mr. Lee Gray (then President, Treasurer and Director of the Company, "Gray") failed to disclose his interest, through a partnership of his and his sister's, in a 35% joint venture partner in HMG-Fieber Associates. Additionally, another director (Mr. Norman Fieber, "Fieber"), who had an interest in the joint venture partner, failed to disclose Gray's or Gray's sister's interest in such partnership. In November 1996, the Company appointed a Special Committee of the Board to review Gray's and Fieber's failure to disclose the interests in the joint venture partner. During the course of the inquiry it was discovered that Gray also failed to disclose his and his sister's interest in the Company's 66 2/3% joint venture partner in another joint venture which operated through 1992. Based on the report of the Special Committee in March 1997, the Board concluded that Gray and Fieber breached their fiduciary duties to the Company by failing to disclose Gray's and Gray's sister's interest in the joint ventures. The Board removed Gray as President and Treasurer of the Company. Both Gray and Fieber refused to resign as directors of the Company. Mr. Gray and Mr. Fieber were not re-elected as directors at the 1997 Annual Meeting of Shareholders. The Company is currently a party, as both plaintiff and defendant, to litigation in two jurisdictions, as follows:


                                      (29)

HMG Courtland Properties, Inc. v. Lee Gray et al (the "Delaware Litigation").
-----------------------------------------------------------------------------
On July 2, 1997, the Company filed suit in the Court of Chancery of the State of Delaware in and for New Castle County against Lee Gray (individually and as a partner in Martine Avenue Associates), Norman A. Fieber (individually and as a partner in NAF Associates), Betsy Gray Saffell (Lee Gray's sister) (individually and as a partner in Martine Avenue Associates), Martine Avenue Associates, (a New York general partnership in which Mr. Gray and Mrs. Saffell are the general partners) ("Martine"), NAF Associates (a Connecticut general partnership in which Mr. Fieber and Martine are general partners, and the Company's joint venture partner in HMG-Fieber Associates ("NAF"), and The Jim Fieber Trust ( a trust for beneficiaries including Mr. Fieber and Martine, and the Company's joint venture partner in HMG-Fieber Wallingford Associates, which has James A Fieber, son of Norman A. Fieber, as trustee) (the "Trust"). NAF and the Trust have been dismissed from the case because the Delaware court determined that it did not have personal jurisdiction over those two entities.

The Company's lawsuit is based on the facts underlying the Board of Directors' conclusion , based upon the report of the Special Committee following the Inquiry and in consultation with counsel, that Mr. Gray breached his fiduciary duties to the Company and CGI by failing to disclose his and his sister's interest in the Joint Ventures, and that Mr. Fieber breached his fiduciary duty to the Company and assisted Mr. Gray by failing to disclose Mr. Gray's and Mr. Gray's sister's interest in the Joint Ventures. The Company's suit makes the following claims: (i) breach of fiduciary duty against Mr. Gray; (ii) breach of fiduciary duty against Mr. Fieber; (iii) aiding and abetting against Mr. Fieber, Mrs. Saffell, Martine, NAF and the Trust; (iv) usurpation of a corporate opportunity against all defendants; (v) common law fraud against Messrs. Gray and Fieber; and (vi) conspiracy against all defendants. Relief being sought by the Company includes: (i) damages; (ii) imposition of constructive trust for the benefit of the Company over, and an accounting of, the defendants' interests in the Joint Ventures; (iii) a recision of the transactions which created the Joint Ventures; and (iv) a disgorgement of all interests and profits derived by all the defendants from the Joint Ventures. Trial of the lawsuit is scheduled to begin May 10, 1999 and is expected to last one week. The Company believes strongly that its claims are meritorious and intends to vigorously pursue all legal remedies against all defendants.

Lee Gray v. HMG/Courtland Properties, Inc et al (the "Florida Litigation").
---------------------------------------------------------------------------
On May 22, 1997, Lee Gray, a former director and officer and a shareholder of the Company and a former officer and director and a shareholder of CGI, which served as the Company's advisor pursuant to an advisory agreement which expired December 31, 1997, filed suit in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida against the following defendants: (i) the Company; (ii) all of the directors and certain of the officers of the Company and of CGI; (iii) CGI; and (iv) HMG Advisory Corp., a Delaware corporation that has served as the Company's advisor since January 1, 1998.

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

                                      (30)

On July 10, 1997, the Company filed a motion to dismiss the portion of the lawsuit directed against it and its directors. The motion to dismiss was granted November 18, 1997. On December 1, 1997, Mr. Gray filed an amended complaint that seeks to reinstate the libel claim against the Company. The Company moved to dismiss the amended complaint and the motion was denied. The parties have agreed to stay this suit pending the outcome of the Delaware litigation described above. The Company and its officers and directors believe strongly that they have meritorious defenses to, and intend to vigorously defend against, the libel claim made by Mr. Gray.

CGI also filed a motion to dismiss the tortious interference claims described in
(iv) above which was granted. HMGA filed a motion to dismiss which was granted. HMGA is no longer a defendant.

Norman A. Fieber v. HMG/Courtland Properties, Inc. et al.
---------------------------------------------------------
On July 8, 1997, Norman A. Fieber, NAF Associates and James A. Fieber, Trustee (collectively, the "Fieber Plaintiffs") filed a separate lawsuit against the Company in the Superior Court of the State of Connecticut, Fairfield/Bridgeport Judicial District. In their lawsuit, the Fieber Plaintiffs sought a declaratory judgement absolving them of any liability to the Company on essentially all of the issues and claims being considered in the Company's lawsuit in Delaware discussed above.

On August 27, 1997, the Company moved to dismiss, or in the alternative, stay this action on the grounds that the declaratory judgement action was inappropriate given the pendency of the Company's prior pending lawsuit in Delaware. This motion was never decided. On June 16, 1998, the Fieber Plaintiffs filed a notice of withdrawal of their claims and the matter is now terminated.

5.    INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities are composed primarily of corporate equity securities. These securities are classified as available-for-sale and carried at fair value, based on quoted market price. The net unrealized gains or losses on these investments are reported as a separate component of stockholders' equity. Gross unrealized gains on available-for-sale securities as of December 31, 1998 were approximately $161,000. Gross unrealized losses as of December 31, 1998 were approximately $45,000.

Gross gains on sales of marketable securities of approximately $423,000 were realized during the year ended December 31, 1998. Gross losses of approximately $75,000 were realized during the year ended December 31, 1998. Gross gains and losses are based on the average cost method of determining cost.

                                      (31)

6. MORTGAGES AND NOTES PAYABLES

                                                                                                 December 31,
                                                                                      --------------------------------
                                                                                          1998                  1997
                                                                                      -----------              -------
Collateralized by Investment Properties (Note 2)
------------------------------------------------
Land Held for Development:
     Mortgage loan payable, interest at 9% payable quarterly with quarterly principal payments of $12,776.  Principal and accrued interest were
     paid off in January 1998                                                                  --          $   867,524

     Mortgage loan payable, interest at 1% over prime (8.75% at December
     31, 1998) payable monthly.  Principal  payment of $153,600 due in
     June 1999 with remaining balance due at maturity in June 2000                    $   568,000              768,000

     Mortgage loan payable, interest at prime plus 1.75% (9.5% at
     December 31, 1998) payable monthly with all principal due June 1999                  221,340              221,340

     Mortgage loan payable, interest fixed at 9.75% payable quarterly with principal payments of $15,867 due each February 1st and a balloon
     payment due February 2000.  Note was paid in 1998                                         --              149,167

Joint Venture owning retail centers:
     Mortgage loan payable requiring monthly payments of principal and interest of $2,895 at 10% interest rate
     Note was paid in 1998                                                                     --               33,095

Partnerships owning hotel and club facility and yacht slips:
     Mortgage loan payable with interest at prime plus 2% (10.5% at
     December 31, 1997).  Payments of interest based on 20-year amortization.  Loan balance was paid off through a refinancing.  See
     new mortgage below                                                                        --            3,972,055

     Mortgage loan payable with interest at prime plus 1.75%; fixed at
     7.75% through September 30, 2003 (7.75% as of December 31, 1998)
     Monthly payments of principal and interest based on 25-year amortization.  All outstanding principal due at maturity on September
     30, 2008                                                                           4,490,411                   --

     Note payable to individual with interest rate fixed at 8%.  Payment of principal and interest quarterly, with maturity in May 1998.  Note was
     paid in 1998                                                                              --                6,426

Partnership owning shopping center:
     Mortgage loan payable with interest fixed at 9.75% payable monthly
     with principal due at maturity in November 1999                                      300,000              300,000

     Mortgage loan payable with interest fixed at 9.75% payable monthly
     with principal done at maturity in February 2001                                     350,000              350,000

Office building:
     Mortgage loan payable, interest at 9.25% for the first five years, then fixed at the then prime rate plus 3/4%.  Payment of principal and
     interest monthly with maturity in August 2007                                        420,071              428,045

Other:
     Note payable to affiliate (T.G.I.F.), interest at prime (7.75% at
     December 31, 1998) payable annually in January. Principal outstanding
     due on demand                                                                      3,205,307            3,120,755
                                                                                      -----------          -----------

                                                                                      $ 9,555,129          $10,216,407
                                                                                      ===========          ===========


                                      (32)

Partnership owning shopping center:

A summary of scheduled principal repayments or reductions for all types of notes and mortgages payable is as follows:

     Year ending December 31,                     Amount
     -------------------------------          ----------
             1999                             $3,952,180
             2000                                492,256
             2001                                434,267
             2002                                 91,209
             2003                                 98,725
             2004 and thereafter               4,486,492
                                              ----------
                Total                         $9,555,129
                                              ==========

The 1999 principal repayments are expected to be satisfied with proceeds from sales of real estate, distributions from investments, available cash or such debt may be refinanced.

7.  INCOME TAXES

The Company's income tax benefit or provision is solely attributable to CII which files a separate tax return. Deferred tax assets and liabilities reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by income tax law. A valuation allowance is recognized to reduce deferred tax assets to the amounts more likely than not to be realized. The Company has net operating loss carryforwards of approximately $2.1 million which expire through 2018. As of December 31, 1998 and 1997, the components of the deferred tax assets and liabilities are as follows:

                                             As of December 31, 1998            As of December 31, 1997
                                                   Deferred tax                      Deferred tax
                                           --------------------------------------------------------------
                                              Assets        Liabilities          Assets       Liabilities
                                           -----------      -----------       -----------     -----------
     Net operating loss carryforward       $ 2,100,000                       $ 1,911,000

     Excess of book basis of 49%-owned
        corporation over tax basis                              382,000                          334,000

     Other                                     410,000           16,000          447,000          22,000

     Valuation allowance                    (2,112,000)                       (2,002,000)
                                           -----------      -----------      -----------     -----------

     Totals                                $   398,000      $   398,000      $   356,000     $   356,000
                                           ===========      ===========      ===========     ===========

The change in the valuation allowance between December 31, 1998 and 1997 was an increase of $110,000.

There is no provision or benefit necessary for income taxes for the years ended December 31, 1998 and 1997.

8.  STOCK-BASED COMPENSATION

At December 31, 1998, the Company has a fixed stock option plan which is described below. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for the plan. Under APB Opinion 25, if the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation is recognized.

                                      (33)

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

FASB Statement 123, Accounting for Stock-Based Compensation, requires the Company to provide proforma information regarding net income and net income per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in FASB Statement 123. There were no options granted during the years ended December 31, 1998 and 1997, and therefore, under the accounting provisions of FASB Statement 123, the Company's proforma net income (loss) and net income (loss) per share would not differ.

A summary of the status of the Company's fixed stock option plan as of December 31, 1998 and 1997, and changes during the years ending on those dates are presented below:

                                    As of December 31, 1998   As of December 31, 1997
                                    -------------------------------------------------
                                                 Weighted-               Weighted-
                                                  Average                 Average
                                                  Exercise               Exercise
                                       Shares      Price     Shares        Price
--------------------------------------------------------------------------------
Outstanding at beginning of year       75,000     $   5.12  105,000     $   5.20
Granted                                    --           --       --           --
Exercised                                  --           --       --           --
Forfeited                               5,000     $   5.00   30,000     $   5.41
--------------------------------------------------------------------------------

Outstanding at end of year             70,000     $   5.13   75,000     $   5.12
--------------------------------------------------------------------------------

Options exercisable at year-end        70,000     $   5.13   75,000     $   5.12
Weighted average fair value of             --           --       --           --
  options granted during the year
================================================================================

The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                                 Options Outstanding                           Options Exercisable
--------------------------------------------------------------------------    ---------------------------
                                                   Weighted-
                                                    Average      Weighted-                    Weighted-
           Range of               Number           Remaining      Average       Number         Average
           Exercise           outstanding at      Contractual    Exercise     Exercisable     Exercise
            Prices               12/31/98             Life        Price       at 12/31/98       Price
=========================================================================================================
        $3.75 - $5.50             70,000               2.9        $5.13         70,000          $5.13

                                      (34)

9.  OPERATING LEASES AS LESSOR

Grove Isle Lease. In November 1996, GIA terminated its lease with GICI and entered into a long-term lease with an unrelated tenant, Westgroup Grove Isle Associates, Ltd. ("Westgroup"). GIA and GICI also entered into a Master Agreement with Westgroup whereby among other things Westgroup assumed the operations of the Grove Isle hotel and club.

The leased premises include all real property and all furniture, furnishings, fixtures, appliances and other equipment used in connection with the operation of the Grove Isle hotel, resort and membership club. The initial term of the lease is ten years and calls for annual net base rent of $880,000 plus real estate taxes and property insurance, payable in monthly installments. In addition to the base net rent, Westgroup shall also pay GIA participation rent consisting of a portion of Westgroup's operating surplus, as defined in the lease agreement. Participation rent is due at end of each lease year. No participation rent was due in 1998 and 1997. Furthermore, also as previously reported, in consideration for GICI relinquishment of its rights in and to the original lease with GIA, GIA agreed to pay to GICI the sum of $200,000 for each year that the Westgroup lease is in good standing and has also assigned to GICI the aforementioned participation rent due from Westgroup. In November 1998 and 1997, GIA paid GICI $200,000 as per agreement. This amount is eliminated in consolidation.

During 1997 and in conjunction with the aforementioned agreements, GIA advanced $500,000 to the principal owner of the tenant of the Grove Isle property. GIA received a promissory note bearing interest at 8% per annum with interest payments due quarterly beginning on July 1, 1997 and all principal due at maturity in 2006. All interest payments due in 1998 and 1997 have been received.

Minimum lease payments receivable. The Company leases its commercial and industrial properties under agreements for which substantially all of the leases specify a base rent and a rent based on tenant sales (or other benchmark) exceeding a specified percentage. Such percentage rent approximated $37,000 and $81,000 in 1998 and 1997, respectively.

These leases are classified as operating leases and generally require the tenant to pay all costs associated with the property. Minimum annual rentals on noncancelable leases in effect at December 31, 1998, are as follows:


    Year ending December 31,                          Amount
    -----------------------                           ------
             1999                                  $1,297,000
             2000                                   1,307,000
             2001                                   1,290,000
             2002                                   1,204,000
             2003                                   1,110,000
             Subsequent years                       3,943,000
                                                  -----------
                  Total                           $10,151,000
                                                  ===========


                                      (35)

Item 8.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure.
          ---------------------
Not applicable.

                                    Part III.

Item 9.   Directors, Executive Officers and Control Persons.
------------------------------------------------------------
Listed below is certain information relating to the executive officers and directors of the Company:

                                                           Principal Occupation and Employment other than With
                                                                     the Company During the Past Five
Name and Office                           Age                           Years - Other Directorships
---------------                           ---         --------------------------------------------------------
Maurice Wiener; Chairman of                57         Chairman of the Board and Chief Executive Officer of the
the Board of Directors and                            Advisor; Executive Trustee, Transco; Director, T.G.I.F.
Chief Executive Officer                               Texas, Inc.; Chairman of the Board and Chief Executive
                                                      Officer of Courtland Group, Inc.
Lawrence I. Rothstein;                     46         Director, President and Secretary of the Advisor ; Trustee
Director, President, Treasurer                        and Vice President of Transco; Director, President and
and Secretary                                         Secretary of Courtland Group, Inc. Vice President and
                                                      Secretary, T.G.I.F. Texas, Inc.
Carlos Camarotti; Vice                     38         Vice President - Finance and Assistant Secretary of the
President-Finance and                                 Advisor; Vice President - Finance and Assistant Secretary
Assistant Secretary                                   of Courtland Group, Inc.

Bernard Lerner; Vice                       56         Vice President of the Advisor; Vice President of Courtland
President                                             Group, Inc.

Walter Arader; Director                    77         President, Arader, Herzig and Associates Inc. (financial
                                                      management consultants); Director, Pep Boys-Manny, Moe
                                                      & Jack; Director, Unitel Video; Former Secretary of
                                                      Commerce, Commonwealth of Pennsylvania.
Harvey Comita; Director                    69         Business Consultant; Trustee of Transco Realty Trust;
                                                      President and Director of Pan-Optics, Inc. (1971-1991);
                                                      Director of Mediq, Incorporated (1981-1991);
John B. Bailey; Director                   72         Real Estate Consultant; Retired CEO, Landauer Associates,
                                                      Inc. (Real Estate Consultants) (1977-1988).

Except as previously discussed, all executive officers of the Company were elected to their present positions to serve until their successors are elected and qualified at the 1998 annual organizational meeting of directors immediately following the annual meeting of shareholders. All directors of the Company were elected to serve until the next annual meeting of shareholders and until the election and qualification of their successors.

                                      (36)

Item 10.  Executive Compensation.
---------------------------------
Executive officers received no cash compensation from the Company in their capacity as executive officers. Reference is made to Item 1. Business and Item
6. Management's Discussion and Analysis or Plan of Operation for information concerning fees paid to the Advisor.

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

As of December 31, 1998, 70,000 options have been granted, of which none have been exercised, and 15,000 options are reserved for issuance under the Plan, of which none have been granted.

                                      (37)

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------
Set forth below is certain information concerning common stock ownership by directors, directors and officers as a group, and holders of more than 5% of the outstanding common stock.

                                                   Shares Held as of March 19, 1999
                                                   --------------------------------
                                                   Additional Shares in
                                                       Which the named
                                    Shares Owned by     Person Has, or
                                    Named Persons &  Participates in, the
                                    Members of His        Voting or                    Total Shares &
Name                                  Family(1)      Investment Power(2)              Percent of Class
----                                  ------          ----------------                ----------------
Maurice Wiener                        35,100(4)        541,830(3)               576,930                 46%

Lawrence Rothstein                    25,000(4)        541,830(3)               566,830                 46%

Walter G. Arader                      12,800(4)              0                   12,800                  1%

John B. Bailey                         7,100(4)              0                    7,100                     *

Harvey Comita                          5,000(4)        477,300(6)               482,300                 39% *

All 7 Directors and                   95,000(4)        541,830(3)               636,830                 51%
Officers as a Group

Emanuel Metz                          59,500                 0                   59,500                  5%
CIBC Oppenheimer Corp.
One World Financial Center
200 Liberty Street
New York, NY 10281

Transco Realty Trust                 477,300(5)              0                  477,300                 38%
2701 S. Bayshore Drive
Coconut Grove, FL  33133

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

(5) Mr. Wiener holds approximately 25% and 40% of the stock of Transco and Courtland Group Inc., respectively, and may therefore be deemed to be the beneficial owner of the shares of the Company held by Transco and Courtland Group, Inc.

(6) This number represents the number of shares held by Transco Realty Trust, of which Mr. Comita is a Trustee.

                                      (38)

Item  12.  Certain  Relationships  and  Related   Transactions.   The  following
discussion describes the organizational structure of the Company's subsidiaries and affiliates.

Transco Realty Trust ("Transco").
---------------------------------
Transco is a publicly-held 43% shareholder of the Company.

HMG Advisory Corp. (the "Advisor").
-----------------------------------
The Advisor is majority owned by Maurice Wiener, its Chairman and CEO. As of December 31, 1998, the Advisor owed the Company approximately $11,000. Such sum bearing interest at the prime rate plus 1% and is due on demand.

Courtland Group, Inc. ("CGI").
------------------------------
CGI served as the Company's investment Advisor until January 1, 1998 and owns approximately 21% of Transco's stock and owns approximately 5% of the Company's common stock. As of December 31, 1998 and 1997, CGI owed the Company approximately $233,000 and $205,000, respectively. Such sums bear interest at the prime rate plus 1% and are due on demand.

Courtland Investments, Inc. ("CII").
------------------------------------
As previously reported, the Company holds a 95% non-voting interest and Masscap Investment Company, ("Masscap") holds a 5% voting interest in CII. In May 1998, the Company and Masscap entered into a written agreement in order to confirm and clarify the terms of their previous continuing arrangement with regard to the ongoing operations of CII, all of which provide the company with complete authority over all decision making relating to the business, operation, and financing of CII consistent with its status as a real estate investment trust.

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

HMG-Fieber Associates ("Fieber").
---------------------------------
The Company owns a 65% interest in Fieber and the other 35% is owned by NAF Associates ("NAF"). The partners in NAF include the following related parties:
Norman A. Fieber, a former director of the Company (33.62%), Norman A. Fieber's son, James A. Fieber, (1.08%), Norman A. Fieber's brother, Stanley S. Fieber, M.D. (7.59%), and Martine Avenue Associates (Martine), a New York general partnership in which Mr. Gray, a former officer and director of the Company, and Mr. Gray's sister are the partners (13.02%).

The following discussion describes all material transactions, receivables and payables involving related parties. All of the transactions described below were on terms as favorable to the Company as comparable transactions with unaffiliated third parties.

The Advisor.
------------
The day-to-day operations of the Company are handled by the Advisor, as described above under Item 1. Business "Advisory Agreement." Reference is made to Item 1. Business and Item 6. Management's Discussion and Analysis or Plan of Operation for further information about the remuneration of the Advisor.


                                      (39)

Transco.
--------
As of December 31, 1998, the Company has a note and accrued interest receivable from Transco of $475,000 compared to $450,000 as of December 31, 1997. This note bears interest at the prime rate and is due on demand.(See Item 1. Business-South Bayshore Associates).

CII - T.G.I.F. Texas, Inc.
--------------------------
CII owns approximately 49% of the outstanding shares of T.G.I.F. Texas, Inc. ("T.G.I.F.") Mr. Wiener is a director and officer of T.G.I.F. and owns, directly and indirectly, approximately 18% of the outstanding shares of T.G.I.F. As of December 31, 1998 and 1997, T.G.I.F. had amounts due from Mr. Wiener of approximately $388,000 and $185,000, respectively. These amounts are due on demand and bear interest at the prime rate. Also, T.G.I.F. owns 10,000 shares of the Company at $5 per share which was the market value at the time of purchase. The Advisor receives a management fee of $18,000 per year from T.G.I.F.

As of December 31, 1998 and 1997, CII owed approximately of $3.2 million and $3.1 million, respectively to T.G.I.F. All advances between CII and T.G.I.F. are due on demand and bear interest at the prime rate plus 1%.

CII- Grove Isle.
----------------
In 1986, CII acquired from the Company the rights to develop the marina at Grove Isle for a promissory note of $620,000 payable in 10 years at an annual interest rate equal to the prime rate. The principal matures on January 2, 2001. Interest payments are due each January 2. Because the Company consolidates CII, the note payable and related interest income are eliminated in consolidation.

HMG-Fieber Wallingford Associates.
----------------------------------
In April of 1986, James A. Fieber, Trustee, acting for The Fieber Group purchased from the Company a two-thirds interest in a store located in Wallingford, Connecticut leased to Grossman's, Inc. for $233,000 based on the appraised value of the store, less existing indebtedness. Subsequently, on July 1, 1986, the Company purchased from Transco its 8 1/3% interest in the Wallingford store and concurrently entered into an agreement with The Fieber Group creating the joint venture titled HMG-Fieber Wallingford Associates, owned two-thirds by James A. Fieber, Trustee, acting for The Fieber Group, and one-third by the Company. Partners in The Fieber Group included the following related parties: Norman A. Fieber, a former director of the Company, James Fieber (Norman A. Fiebers' son) and Martine Avenue Associates, a New York general partnership in which Mr. Gray, a former officer and director of the Company, and Mr. Gray's sister are the partners.

HMG-Fieber Associates ("Fieber").
---------------------------------
On June 30, 1986, the Company purchased from Transco its 25% interest in certain retail stores located in Connecticut, Maine, Massachusetts, New Hampshire, New York, Pennsylvania, Rhode Island and Vermont and owned by South Bayshore Associates, a joint venture owned 75% by the Company and 25% by Transco. These stores were leased to Grossman's, Inc, a chain of home improvement stores, under net leases, most of which provided for minimum and percentage rent payments. The purchase price paid the Company was $1,500,000 plus the assumption of liabilities of $660,355. Concurrently, the Company sold to NAF a 35% interest in the Grossman's stores for a price of approximately $2,100,000 plus the assumption of liabilities of $924,497, and entered into an agreement with NAF creating the joint venture titled HMG-Fieber Associates. The purchase price of Transco's 25% interest and of NAF's 35% interest were based on the appraised value of the Grossman's stores, less existing indebtedness. NAF is a Connecticut general partnership, the partners of which include the following related parties: Norman A. Fieber, a former director of the Company (33.62%), James A. Fieber, Norman A. Fieber's son (1.08%), Stanley S. Fieber, M.D., Norman A. Fieber's brother (7.59%), and Martine Avenue Associates, a New

                                      (40)

York general partnership in which Mr. Gray, a former officer and director the Company, and Mr. Gray's sister are the partners (13.02%).

Inquiry Relating to HMG-Fieber Wallingford Associates and HMG-Fieber Associates.
--------------------------------------------------------------------------------
On November 15, 1996, the Board of Directors appointed a Special Committee of the Board to review Mr. Lee Gray's failure to disclose his and his sister's interest, through Martine Avenue Associates ("Martine"), a partnership of Mr. Gray and his sister, in NAF Associates ("NAF"), the Company's 35% joint venture partner in HMG-Fieber Associates ("Fieber"), as well as Mr. Norman A. Fieber's failure to disclose Mr. Gray's and Mr Gray's sister's interest in NAF. Mr. Gray's interest in NAF first came to the attention of the Company in October of 1996. During the course of the inquiry, it was discovered that Mr. Gray and his sister also had an interest in The Fieber Group, the Company's 66 2/3% joint venture partner in HMG-Fieber Wallingford Associates (Wallingford), which venture operated from 1986 to 1992. James A. Fieber, Norman A. Fieber's son, and Stanley Fieber, Norman A. Fieber's brother, were also partners in NAF.

As a result of the inquiry, it was determined that in 1986, Mr. Gray and his sister, through Martine, acquired a 13.02% interest in NAF and a 20% interest in The Fieber Group, but did not then or at any time since disclose those interests to the Board of Directors of the Company. Norman A. Fieber, a partner in both NAF and The Fieber Group, also failed to disclose Mr. Gray's and Mr. Gray's sister's interests in NAF and The Fieber Group.

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

Lee Gray has been removed as President and Treasurer of the Company and as a member of the Audit Committee and as President and a Director of the Advisor. Mr. Gray refused to resign as a director of the Company. Norman A. Fieber has been removed as a member of the Audit Committee of the Company and refused to resign as a director of the Company. Mr. Gray and Mr. Norman A. Fieber were not re- elected as directors of the Company at the 1997 Annual Meeting of Shareholders.



                                      (41)

                                    Part IV.
                                    --------

Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
---------------------------------------------------------------------------
          (a)

          1.   Financial Statements - See Item 7.
               Index to Consolidated Financial Statements and Supplemental Data.
               -----------------------------------------------------------------

All other schedules omitted because of the absence of the conditions under which they are required or because all information required to be reported is included in the consolidated financial statements or notes thereto.

          2.   Exhibits listed in the Index to Exhibits.

          (b)

               Reports on Form 8-K:  None.


                                      (42)

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HMG/Courtland Properties, Inc.

March 19, 1999                              By: /s/ Maurice Wiener
                                                ----------------------------
                                                Maurice Wiener
                                                Chairman and Chief Executive
                                                Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Maurice Wiener                              March 19, 1999
--------------------------------
Maurice Wiener
Chairman of the Board
Chief Executive Officer


/s/ Lawrence I. Rothstein                       March 19, 1999
--------------------------------
Lawrence I. Rothstein
Director,  President, Treasurer
& Secretary


/s/ Walter G. Arader                            March 19, 1999
--------------------------------
Walter G. Arader, Director


/s/ John B. Bailey                              March 19, 1999
--------------------------------
John B. Bailey, Director


/s/ Harvey Comita                               March 19, 1999
--------------------------------
Harvey Comita, Director


/s/ Carlos Camarotti                            March 19, 1999
--------------------------------
Carlos Camarotti
Vice President - Finance and Controller

                                      (43)

                                  EXHIBIT INDEX
                                  -------------
                                   Description
                                   -----------

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

(10)          (a)        Agreement between NAF Associates and the               Incorporated by reference to Exhibit 10(f)
                         Company, dated June 30, 1986.                          to the 1987 Form 10-K.

              (b)        1990 Incentive Stock Option Plan of                    Incorporated by reference to Exhibit 10(j)
                         HMG/Courtland Properties, Inc.                         to the 1991 Form 10-KSB.

              (c)        Amended and restated lease agreement between
                         Grove Isle Associates,  Ltd. and Westgroup Grove       Incorporated by reference to Exhibit10(d) to the
                         Isle Associates, Ltd. dated November 19, 1996.         1996 Form 10-KSB.

              (d)        Master  agreement between Grove Isle Associates,       Incorporated  by reference  to Exhibit
                         Ltd. Grove Isle Club. Inc., Grove Isle Investments,    10(e) to the 1996 Form 10-KSB.
                         Inc. and Westgroup Grove Isle Associates, Ltd.
                         dated November 19, 1996.

              (e)        Agreement Re: Lease Termination between Grove          Incorporated by reference to Exhibit 10(f)
                         Isle Associates, Ltd. And Grove Isle Club, Inc.        to the 1996 Form 10-KSB.
                         dated November 19, 1996.

              (f)        Martine Avenue Associates  Partnership                 Incorporated by reference to Exhibit
                         Agreement dated May 24, 1968 and                       10(g) to the 1996 Form 10-KSB.
                         amendment dated January 29, 1987.

              (g)        Advisory Agreement between the Company and             Incorporated by reference to Exhibit
                         HMG Advisory Corp. effective January 1, 1998.          10(h) to the 1997 From 10-KSB.

                                      (44)

(22)          Subsidiaries of the Company:

HMG-FIEBER ASSOCIATES, a Connecticut Joint Venture
SOUTH BAYSHORE ASSOCIATES, a Florida Joint Venture
HMG FASHION SQUARE, INC., a Florida Corporation
FASHION SQUARE PARTNERSHIP, a Florida Partnership
HMG SUGARGROVE, INC., a Texas Corporation
COURTLAND INVESTMENTS, INC., a Delaware Corporation
GROVE ISLE INVESTMENTS, INC., a Florida Corporation
GROVE ISLE YACHT CLUB ASSOCIATES., a Florida Joint Venture
GROVE ISLE ASSOCIATES, LTD., a Florida Limited Partnership
GROVE ISLE CLUB, INC., a Florida Corporation
HMG HOUSTON GROVE, INC., a Texas Corporation
THE GROVE TOWNE CENTER-TEXAS, LTD. , a Texas Limited Partnership
260 RIVER CORP., a Vermont Corporation
FASHION SQUARE OWNER'S ASSOCIATION, a Florida Corporation


                                      (45)