Form 10QSB
period 1999-03-31
HMG COURTLAND PROPERTIES INC
filed 1999-05-17
CIK 311817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended         March 31, 1999
                                --------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                          Commission file number 1-7865

                         HMG/COURTLAND PROPERTIES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                        59-1914299
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

  2701 S. Bayshore Drive,   Coconut Grove,      Florida           33133
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  305-854-6803
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

1,100,235 Common shares were outstanding as of April 30, 1999.

                         HMG/COURTLAND PROPERTIES, INC.

                                      Index


                                                                           PAGE
                                                                          NUMBER

PART I.   Financial Information

          Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of
          March 31, 1999 (Unaudited) and December 31, 1998...................1

          Condensed Consolidated Statements of Operations for the
          Three Months Ended March 31, 1999 and 1998 (Unaudited).............2

          Condensed Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 1999 and 1998 (Unaudited).............3

          Notes to Condensed Consolidated Financial Statements (Unaudited)...4

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................6

PART II.  Other Information
          Item 6. Reports on Form 8-K........................................8

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES    Part I Financial Information
                                                     Item I Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  (UNAUDITED)
                                                                    March 31,      December 31,
                                                                      1999             1998
                                                                 ------------      ------------
                                   ASSETS
Investment Properties, net of accumulated depreciation:
  Commercial and Industrial                                      $  3,231,491      $  3,267,582
  Hotel and Club Facility                                           6,361,985         6,521,428
  Yacht Slips                                                       1,488,445         1,508,291
  Land Held for Development                                         2,712,337         3,013,272
                                                                 ------------      ------------
                      Total investment properties, net             13,794,258        14,310,573


Investments In and Receivables From Unconsolidated Entities         4,924,628         4,603,047
Notes and Advances Due From Related Parties                           752,644           719,937
Loans, Notes and Other Receivables                                    889,331           875,614
Cash and Cash Equivalents                                           1,603,124         1,834,365
Investments in marketable securities                                1,918,727         1,621,488
Other Assets                                                          399,781           402,674
                                                                 ------------      ------------
                                TOTAL ASSETS                     $ 24,282,493      $ 24,367,698
                                                                 ============      ============



                     LIABILITIES & STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Expenses                               1,264,033         1,058,959
Mortgages and Notes payable                                         9,316,049         9,555,129
Other Liabilities                                                     355,645           349,767
                                                                 ------------      ------------
                             TOTAL LIABILITIES                     10,935,727        10,963,855



Minority interests                                                    436,858           424,925
                                                                 ------------      ------------

                            STOCKHOLDERS' EQUITY
Preferred Stock, no par value; 2,000,000 shares
   authorized; none issued
Common Stock, $1 par value; 1,500,000 shares authorized;
   1,245,635 shares issued and outstanding                          1,245,635         1,245,635
Additional Paid-in Capital                                         26,283,222        26,283,222
Undistributed Gains From Sales of Real Estate, net of losses       36,869,887        36,670,311
Undistributed Losses From Operations                              (50,432,635)      (50,015,668)
Accumulated other comprehensive income                                264,936           116,555
                                                                 ------------      ------------
                                                                   14,231,045        14,300,055

Less:  Treasury Stock, at cost (145,400 shares)                    (1,321,137)       (1,321,137)

                                                                 ------------      ------------
                         TOTAL STOCKHOLDERS' EQUITY                12,909,908        12,978,918


                                                                 ------------      ------------
                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 24,282,493      $ 24,367,698
                                                                 ============      ============

See notes to condensed consolidated financial statements

                                      (1)

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                                                              Three months ended
                                    REVENUES                       March 31,
                                                             1999              1998
                                                         -----------      -----------
  Rentals and related revenue                            $   433,089      $   427,285
  Marina revenues                                            161,833          134,426
  Gain from sale of marketable securities                     94,892          164,298
  Gain from unconsolidated investments                       108,117           34,435
  Interest from invested cash, dividends and other            52,476           50,030
                                                         ----------------------------
                                 Total revenues              850,407          810,474
                                                         ----------------------------

                                    EXPENSES
  Operating expenses:
     Rental Properties and other                             162,140          166,095
     Marina                                                  148,356          137,594
     Advisor's fee                                           165,000          165,000
     General and administrative                               45,974          123,572
     Professional fees and expenses                          297,520          159,743
     Directors' fees and expenses                              8,587            6,250
     Depreciation and amortization                           227,836          250,930
                                                         ----------------------------
                            Total operating expenses       1,055,413        1,009,184

  Interest expense                                           191,956          219,913
  Minority partners' interests in operating
        gains (losses) of consolidated entities               20,005           (2,897)
                                                         ----------------------------
                                 Total expenses            1,267,374        1,226,200
                                                         ----------------------------

  Loss before sales of real estate                          (416,967)        (415,726)

  Gain on sales of real estate, net                          199,576          897,565
                                                         ----------------------------

Net (Loss) income                                        ($  217,391)     $   481,839
                                                         ============================

Net (Loss) Income Per Common Share, Basic and
Diluted (Based on weighted average shares
outstanding of 1,100,235 and 1,166,835 for
the periods ended March 31, 1999 and 1998
respectively)
                                                         ($     0.20)     $      0.41
                                                         ===========      ===========

See notes to condensed consolidated financial statements

                                      (2)

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                                                             Three months ended
                                                                                  March 31,
                                                                            1999             1998
                                                                        -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                     ($  217,391)     $   481,839
   Adjustments to reconcile net (loss) income to net cash used in operating activities:
     Depreciation and amortization                                          227,836          250,930
     Gain from unconsolidated investments                                  (108,117)         (34,435)
     Gain on sales of real estate, net                                     (199,576)        (897,565)
     Gain from sales of marketable securities, net                          (94,892)        (164,298)
     Minority partners' interest in operating gains (losses)                 20,005           (2,897)
     Changes in assets and liabilities:
       (Increase) decrease in other assets                                   (4,531)         277,184
       Increase in due from affiliates                                      (32,707)         (19,104)
       Increase (decrease) in accounts payable and accrued expenses         205,074          (51,345)
       Increase (decrease) in other liabilities                               5,878         (230,856)
                                                                        -----------      -----------
    Total adjustments                                                        18,970         (872,386)
                                                                        -----------      -----------
    Net cash used in operating activities                                  (198,421)        (390,547)
                                                                        -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Aquisitions and improvements of properties                               (5,032)        (110,960)
    Net proceeds from disposals of properties                               494,314        2,457,008
    Increase in  mortgage loans, notes and other  loans receivable          (31,503)         (16,698)
    Decrease in  mortgage loans, notes and other  loans receivable           17,786           52,295
    Net contributions to unconsolidated investments                        (213,464)          89,491
    Net proceeds from sales and redemptions of securities                   273,608          180,412
    Increase in investments in securities                                  (327,574)        (802,249)
                                                                        -----------      -----------
    Net cash provided by investing activities                               208,135        1,849,299
                                                                        -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of mortgages and notes payables                              (239,080)      (1,114,406)
    Additions to mortgages and notes payables                                65,408
    Net (distributions to) contributions from minority partners              (1,875)           4,376
                                                                        -----------      -----------
    Net cash used in financing activities                                  (240,955)      (1,044,622)
                                                                        -----------      -----------

    Net (decrease) increase in cash and cash equivalents                   (231,241)         414,130

    Cash and cash equivalents at beginning of the period                  1,834,365        2,492,059
                                                                        -----------      -----------

    Cash and cash equivalents at end of the period                      $ 1,603,124      $ 2,906,189
                                                                        ===========      ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                              $   131,000      $   155,000
                                                                        ===========      ===========

See notes to condensed consolidated financial statements

                                      (3)

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.


2.   GAIN ON SALES OF REAL ESTATE
          In March 1999, The Grove Towne Center-Texas, Ltd. sold approximately
2.3 acres of vacant land located in Houston, Texas for approximately $557,000. The Company recognized a net gain of approximately $199,000.


3.   INVESTMENTS IN MARKETABLE SECURITIES
          Investments in marketable securities are composed primarily of corporate equity securities. These securities are classified as available-for-sale and carried at fair value, based on quoted market prices. The net unrealized gains or loses on these investments are reported as a separate component of stockholders' equity. Gross unrealized gains on available-for-sale securities as of March 31, 1999 were approximately $329,000. Gross unrealized losses as of March 31, 1999 were approximately $64,000.

          Gross gains on sales of marketable securities of approximately $96,000 were realized during the three months ended March 31, 1999. Gross losses of approximately $1,000 were realized during the three months ended March 31, 1999. Gross gains and losses are based on the average cost method of determining cost.


4.   COMPREHENSIVE INCOME (LOSS)

          The Company has elected to report comprehensive income (loss) in the condensed consolidated statement of stockholders' equity. Comprehensive income
(loss) is the change in equity from transactions and other events from nonowner sources. Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). The components and related activity of accumulated other comprehensive income (loss), resulting from net unrealized loss on available-for-sale investments, are as follows:

Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 1999                                $116,555
Changes in First Quarter                                      148,381
                                                             --------
Balance as of March 31, 1999                                 $264,936
                                                             ========


                                      ( 4 )

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
          The Company reported a net loss of approximately $217,000 (or $.20 per share) for the three months ended March 31, 1999. This is as compared with net income of approximately $482,000 (or $.41 per share) for the three months ended March 31, 1998. Total revenues for the three months ended March 31, 1999, as compared with the same period in 1998, increased by approximately $40,000 (or 5%). Total expenses for the same comparable periods increased by approximately $41,000 (or 3%). Gain on sales of real estate for the three months ended March 31, 1999 was approximately $200,000, as compared with approximately $898,000 for the three months ended March 31, 1998.

REVENUES
          Rentals and related revenues for the three months ended March 31, 1999 were approximately $433,000. This is as compared with approximately $427,000 for the same period in 1998. This increase of approximately $6,000 (or 1%) for the three month comparable periods was not significant.

          Marina revenues for the three months ended March 31, 1999 were approximately $162,000. This is as compared with approximately $134,000 for the same period in 1998. This increase of approximately $28,000 (or 20%) for the three month comparable periods was primarily attributable to increased marina slip rental revenue.

          Gain from the sale of marketable securities for the three months ended March 31, 1999 was approximately $95,000. This is as compared with approximately $164,000 for the same comparable period in 1998. This decrease of approximately $69,000 (or 42%) for the three month comparable periods was primarily the result of decreased sales of securities.

          Gain from unconsolidated investments for the three months ended March 31, 1999 was approximately $108,000. This is as compared with approximately $34,000 for the same comparable period in 1998. This increase of approximately $74,000 (or 214%) for the three month comparable periods was primarily attributable to increased gains from CII's investment in various partnerships whose purpose is to make equity investments in growth-oriented enterprises, and from CII's investment in T.G.I.F. Texas, Inc.

EXPENSES
          Operating expenses of rental properties and other for the three months ended March 31, 1999 were approximately $162,000. This is as compared with approximately $166,000 for the same period in 1998. This decrease of approximately $4,000 (or 2%) for the three month comparable periods was not significant.

          Marina related expenses for the three months ended March 31, 1999 were approximately $148,000. This is as compared with approximately $138,000 for the same period in 1998. This increase of approximately $10,000 (or 7%) for the three month comparable periods was primarily attributable to higher operating costs due to increased revenues from marina operations.

          General and administrative expenses for the three months ended March 31, 1999 were approximately $46,000. This is as compared with approximately $124,000 for the same period in 1998.

                                      ( 5 )

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Continued)


This decrease of approximately $78,000 (or 63%) for the three month comparable periods was attributable to decreased general and administrative expenses of Courtland Investments, Inc. primarily relating to decreased other taxes.

          Professional fees for the three months ended March 31, 1999 were approximately $298,000. This is as compared with approximately $160,000 for the same period in 1998. This increase of approximately $138,000 (or 86%) for the three month comparable periods was primarily the result of increased legal fees relating to ongoing litigation, as previously reported.

          Depreciation and amortization expense for the three months ended March 31, 1999 was approximately $228,000. This is as compared with approximately $251,000 for the same period in 1998. This decrease of approximately $23,000 (or 9%) for the three month comparable periods was primarily due to decreased depreciation of furniture and fixtures owned by Grove Isle Club, Inc. ("GICI"). The majority of GICI's fixed assets have reached their useful life and are fully depreciated.

          Interest expense for the three months ended March 31, 1999 was approximately $192,000. This is as compared with approximately $220,000 for the same period in 1998. This decrease of approximately $28,000 (or 13%) for the three month comparable periods was primarily due to decreased interest expense from Grove Isle Associates, Ltd. as the result of the refinancing of debt as previously reported.

          Minority partners' interest in operating gains (losses) of consolidated entities for the three months ended March 31, 1999 was approximately $20,000. This is as compared with approximately ($3,000) for the same period in 1998. This change of approximately $23,000 for the three month comparable periods was primarily due to decreased losses from The Grove Towne Center-Texas, Ltd.

          All other expenses for the three months ended March 31, 1999 as compared with the same period in 1998 remained consistent or were immaterial.

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

MATERIAL COMPONENTS OF CASH FLOWS
          For the three months ended March 31, 1999, net cash provided by investing activities was approximately $208,000. This consisted primarily of net proceeds from disposal of properties of approximately $494,000 and net proceeds from the sales and redemptions of securities of approximately $274,000. These increases were partially offset by uses of cash resulting from increased investments in marketable securities of approximately $327,000 and increased contributions to unconsolidated investments of approximately $213,000.

          For the three months ended March 31, 1999, net cash used in financing activities was approximately $241,000. This consisted primarily of repayment of mortgages payable of $239,000.

                                      ( 6 )

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

          State of Readiness, Costs and Risks
          The Company has completed the conversion of its computer system to use 4-digit year fields and is therefore believed to be "Year 2000" compliant. The cost of such conversion was not material to the Company's financial condition or results of operations, nor did the Company experience any material disruption in its operations with respect thereto. The Company's computer system is small, consisting of only six personal computers connected via one local area network server located in one facility. The Company utilizes its computer system to perform accounting and word processing functions only. The Company has no other operations which rely on computers or other equipment that would be affected by the Year 2000 issue.

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

          (a) There were no reports on Form 8-K filed for the quarter ended March 31, 1999.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         HMG/COURTLAND PROPERTIES, INC.





                                         /s/ Lawrence Rothstein
Dated:    May 13, 1999                   ---------------------------------------
                                         Lawrence Rothstein
                                         Director, President, Treasurer &
                                         Secretary




                                         /s/ Carlos Camarotti
Dated:    May 13, 1999                   ---------------------------------------
                                         Carlos Camarotti
                                         Vice President - Finance and Controller



                                      ( 8 )