Form 10QSB
period 1999-06-30
HMG COURTLAND PROPERTIES INC
filed 1999-08-13
CIK 311817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended           June 30, 1999
                                       OR



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _______  to _______

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

1,100,235 Common shares were outstanding as of July 31, 1999.

                         HMG/COURTLAND PROPERTIES, INC.

                                      Index

                                                                                                        PAGE
                                                                                                       NUMBER
PART I.      Financial Information

             Item 1.   Financial Statements

             Condensed Consolidated Balance Sheets as of
             June 30, 1999 (Unaudited) and December 31, 1998..............................................1

             Condensed Consolidated Statements of Operations for the
             Three and Six Months Ended June 30, 1999 and 1998 (Unaudited)................................2

             Condensed Consolidated Statements of Cash Flows for the
             Three and Six Months Ended June 30, 1999 and 1998 (Unaudited)................................3

             Notes to Condensed Consolidated Financial Statements (Unaudited).............................4

             Item 2.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations................................................6

PART II.   Other Information
             Item 6.   Reports on Form 8-K................................................................9


Cautionary Statement. This Form 10-QSB contains certain statements relating to future results of the Company that are considered "forward-looking statements" within the meaning of the Private Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions; interest rate fluctuation; competitive pricing pressures within the Company's market; equity and fixed income market fluctuation; technological change; changes in law; changes in fiscal, monetary, regulatory and tax policies; monetary fluctuations as well as other risks and uncertainties detailed elsewhere in this Form 10- QSB or from time-to-time in the filings of the Company with the Securities and Exchange Commission. Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES                                                        Part I Financial Information
                                                                                                        Item I Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  (UNAUDITED)
                                                                   June 30,         December 31,
                                                                     1999               1998
                                                                 ------------      ------------
                                    ASSETS
Investment Properties, net of accumulated depreciation:
  Commercial and Industrial                                      $  3,189,657      $  3,267,582
  Hotel and Club Facility                                           6,201,905         6,521,428
  Yacht Slips                                                       1,468,599         1,508,291
  Land Held for Development                                         2,608,385         3,013,272
                                                                 ------------      ------------
                       Total investment properties, net            13,468,546        14,310,573


Investments In and Receivables From Unconsolidated Entities         5,215,337         4,603,047
Notes and Advances Due From Related Parties                           773,280           719,937
Loans, Notes and Other Receivables                                    842,520           875,614
Cash and Cash Equivalents                                           1,991,862         1,834,365
Investments in marketable securities                                2,125,627         1,621,488
Other Assets                                                          482,914           402,674
                                                                 ------------      ------------
                                 TOTAL ASSETS                    $ 24,900,086      $ 24,367,698
                                                                 ============      ============



                      LIABILITIES & STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Expenses                               2,163,901         1,058,959
Mortgages and Notes payable                                         9,610,955         9,555,129
Other Liabilities                                                     377,896           349,767
                                                                 ------------      ------------
                              TOTAL LIABILITIES                    12,152,752        10,963,855



Minority interests                                                    453,141           424,925
                                                                 ------------      ------------

                             STOCKHOLDERS' EQUITY
Preferred Stock, no par value; 2,000,000 shares
   authorized; none issued
Common Stock, $1 par value; 1,500,000 shares authorized;
   1,245,635 shares issued                                          1,245,635         1,245,635
Additional Paid-in Capital                                         26,283,222        26,283,222
Undistributed Gains From Sales of Real Estate, net of losses       37,037,689        36,670,311
Undistributed Losses From Operations                              (51,418,436)      (50,015,668)
Accumulated other comprehensive income                                467,220           116,555
                                                                 ------------      ------------
                                                                   13,615,330        14,300,055

Less:  Treasury Stock, at cost (145,400 shares)                    (1,321,137)       (1,321,137)

                                                                 ------------      ------------
                          TOTAL STOCKHOLDERS' EQUITY               12,294,193        12,978,918


                                                                 ------------      ------------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 24,900,086      $ 24,367,698
                                                                 ============      ============

See notes to condensed consolidated financial statements


                                     ( 1 )

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                         (UNAUDITED)
                                                            Three months ended                 Six months ended
                          REVENUES                               June 30,                         June 30,
                                                           1999             1998            1999              1998
                                                       -----------      -----------      -----------      -----------
  Rentals and related revenue                          $   406,468      $   427,284      $   839,557      $   854,569
  Marina revenues                                          112,474          130,414          274,307          264,840
  Gain from sale of marketable securities                  131,726           38,441          226,618          202,739
  Gain from unconsolidated investments                      35,562           30,650          143,679           65,085
  Interest from invested cash, dividends and other          55,389           59,101          107,865          109,131
                                                       -----------      -----------      -----------      -----------
                       Total revenues                      741,619          685,890        1,592,026        1,496,364
                                                       -----------      -----------      -----------      -----------

                          EXPENSES
  Operating expenses:
     Rental Properties and other                           138,594          173,868          300,734          339,963
     Marina                                                 88,576          120,505          236,932          258,099
     Advisor's fee                                         165,000          165,000          330,000          330,000
     General and administrative                             74,172          117,425          120,146          240,997
     Professional fees and expenses                        852,419          291,379        1,149,939          451,122
     Directors' fees and expenses                           11,868            8,750           20,455           15,000
     Depreciation and amortization                         224,466          250,443          452,302          501,373
                                                       -----------      -----------      -----------      -----------
                  Total operating expenses               1,555,095        1,127,370        2,610,508        2,136,554

  Interest expense                                         195,082          219,539          387,038          439,452
  Minority partners' interests in operating
        losses of consolidated entities                    (22,757)          (6,140)          (2,752)          (9,037)
                                                       -----------      -----------      -----------      -----------
                       Total expenses                    1,727,420        1,340,769        2,994,794        2,566,969
                                                       -----------      -----------      -----------      -----------

  Loss before sales of real estate                        (985,801)        (654,879)      (1,402,768)      (1,070,605)

  Gain on sales of real estate, net                        167,802          621,192          367,378        1,518,757
                                                       -----------      -----------      -----------      -----------

Net (Loss) income                                      ($  817,999)     ($   33,687)     ($1,035,390)     $   448,152
                                                       ===========      ===========      ===========      ===========

Net (Loss) Income Per Common Share, Basic and Diluted
(Based on weighted average shares outstanding
of 1,100,235 for the three and six months ended
June 30, 1999, and 1,156,554 and 1,161,684 for
the three and six months ended June 30, 1998
respectively)                                               ($0.74)          ($0.03)          ($0.94)           $0.39
                                                       ===========      ===========      ===========      ===========

See notes to condensed consolidated financial statements

                                     ( 2 )

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                            Six months ended
                                                                                 June 30,
                                                                           1999             1998
                                                                       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                    ($1,035,390)        $448,152
   Adjustments to reconcile net (loss) income to net cash used in operating activities:
     Depreciation and amortization                                         452,302          501,373
     Gain from unconsolidated investments                                 (143,679)         (65,085)
     Gain on sales of real estate, net                                    (367,378)      (1,518,757)
     Gain from sales of marketable securities, net                        (226,618)        (202,739)
     Minority partners' interest in operating losses                        (2,752)          (9,037)
     Changes in assets and liabilities:
       (Increase) decrease in other assets                                 (94,209)         259,359
       Increase in due from affiliates                                     (53,343)         (30,456)
       Increase in accounts payable and accrued expenses                 1,104,942           42,579
       Increase (decrease) in other liabilities                             28,129         (211,874)
                                                                       -----------      -----------
    Total adjustments                                                      697,394       (1,234,637)
                                                                       -----------      -----------
    Net cash used in operating activities                                 (337,996)        (786,485)
                                                                       -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Aquisitions and improvements of properties                              (1,693)        (217,956)
    Net proceeds from disposals of properties                              801,135        3,388,498
    Increase in  mortgage loans, notes and other  loans receivable         (35,999)         (30,358)
    Decrease in  mortgage loans, notes and other  loans receivable          69,093           64,235
    Net (contributions to) distributions from investments                 (468,611)          18,056
    Net proceeds from sales and redemptions of securities                  633,597          607,593
    Increase in investments in securities                                 (560,453)      (1,435,105)
                                                                       -----------      -----------
    Net cash provided by investing activities                              437,069        2,394,963
                                                                       -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of mortgages and notes payables                             (444,174)      (1,279,115)
    Additions to mortgages and notes payables                              500,000          131,542
    Purchase of treasury stock                                                             (324,675)
    Net contributions from minority partners                                 2,598            3,451
                                                                       -----------      -----------
    Net cash provided by (used in) financing activities                     58,424       (1,468,797)
                                                                       -----------      -----------

    Net increase in cash and cash equivalents                              157,497          139,681

    Cash and cash equivalents at beginning of the period                 1,834,365        2,492,059
                                                                       -----------      -----------

    Cash and cash equivalents at end of the period                     $ 1,991,862      $ 2,631,740
                                                                       ===========      ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                             $   264,000      $   307,000
                                                                       ===========      ===========


See notes to condensed consolidated financial statements

                                     ( 3 )

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 1998. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.


2.   GAIN ON SALES OF REAL ESTATE
             In March 1999, The Grove Towne Center-Texas, Ltd. sold approximately 2.3 acres of vacant land located in Houston, Texas for approximately $557,000. The Company recognized a net gain of approximately $199,000.

             In June 1999, The Grove Towne Center-Texas, Ltd. sold approximately .8 acres of vacant land located in Houston, Texas for approximately $350,000.
The Company recognized a net gain of approximately $168,000.


3.   INVESTMENTS IN MARKETABLE SECURITIES
             Investments in marketable securities are composed primarily of corporate equity securities. These securities are classified as available-for-sale and carried at fair value, based on quoted market prices. The net unrealized gains or losses on these investments are reported as a separate component of stockholders' equity. Gross unrealized gains on available-for-sale securities as of June 30, 1999 were approximately $523,000. Gross unrealized losses as of June 30, 1999 were approximately $56,000.

             Gross gains on sales of marketable securities of approximately $136,000 and $232,000 were realized during the three and six months ended June 30, 1999, respectively. Gross losses of approximately $4,000 and $5,000 were realized during the three and six months ended June 30, 1999, respectively. Gross gains and losses are based on the average cost method of determining cost.













                                      ( 4 )

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

4.    COMPREHENSIVE INCOME (LOSS)
             The Company has elected to report comprehensive income (loss) in stockholders' equity. Comprehensive income (loss) is the change in equity from transactions and other events from non-owner sources. Comprehensive income
(loss) includes net income (loss) and other comprehensive income (loss). The components and related activity of accumulated other comprehensive income
(loss), resulting from net unrealized gain (loss) on available-for-sale investments, are as follows:

Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 1999                                $116,555
Changes in First Quarter                                      148,381
Changes in Second Quarter                                     202,284
                                                             --------

Balance as of June 30, 1999                                  $467,220
                                                            =========


                                      ( 5 )

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
          The Company reported a net loss of approximately $818,000 (or $.74 per share) and $1,035,000 (or $.94 per share) for the three and six months ended June 30, 1999, respectively. This is as compared with a net loss of approximately $34,000 (or $.03 per share) and net income of $448,000 (or $.39 per share) for the three and six months ended June 30, 1998, respectively. Total revenues for the three and six months ended June 30, 1999, as compared with the same periods in 1998, increased by approximately $56,000 (or 8%) and $96,000 (or 6%), respectively. Total expenses for the three and six months ended June 30, 1999, as compared with the same periods in 1998, increased by approximately $387,000 (or 29%) and $428,000 (or 17%), respectively. Gain on sales of real estate for the three and six months ended June 30, 1999 was approximately $168,000 and $367,000, respectively, as compared with approximately $621,000 and $1,519,000 for the three and six months ended June 30, 1998, respectively.

REVENUES
           Rentals and related revenues for the three and six months ended June 30, 1999 were approximately $406,000 and $840,000, respectively. This is as compared with approximately $427,000 and $855,000, respectively, for the same periods in 1998. These decreases of approximately $21,000 (or 5%) and $15,000 (or 2%), respectively, for the three and six month comparable periods were not significant.

          Marina revenues for the three and six months ended June 30, 1999 were approximately $112,000 and $274,000, respectively. This is as compared with approximately $130,000 and $265,000, respectively, for the same periods in 1998. The decrease between the comparable three month periods ended June 30, 1999 and 1998 of approximately $18,000 (or 14%) was primarily attributable to the closing of the marina convenience store in March 1999. The increase in marina revenues between the comparable six month periods ended June 30, 1999 and 1998 of approximately $9,000 (or 3%) is not significant.

          Gain from the sale of marketable securities for the three and six months ended June 30, 1999 was approximately $132,000 and $227,000, respectively. This is as compared with approximately $38,000 and $203,000 for the same comparable periods in 1998. These increases of approximately $94,000 (or 247%) and $24,000 (or 12%), respectively, for the three and six month comparable periods were the result of increased sales of securities.

          Gain from unconsolidated investments for the three and six months ended June 30, 1999 was approximately $36,000 and $144,000, respectively. This is as compared with approximately $31,000 and $65,000, respectively, for the same periods in 1998. These increases of approximately $5,000 (or 16%) and $79,000 (or 122%) for the three and six month comparable periods were primarily attributable to increased gains from CII's investment in T.G.I.F. Texas, Inc. as a result of increased interest income earned by T.G.I.F.







                                      ( 6 )

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Continued)



EXPENSES
          Operating expenses of rental properties and other for the three and six months ended June 30, 1999 were approximately $139,000 and $301,000, respectively. This is as compared with approximately $174,000 and $340,000, respectively, for the same periods in 1998. These decreases of approximately $35,000 (or 20%) and $39,000 (or 11%), respectively, for the three and six month comparable periods were primarily the result of lower insurance costs relating to the Grove Isle property and lower real estate taxes relating to the Grove Towne Center-Texas, Ltd. land.

           Marina related expenses for the three and six months ended June 30, 1999 were approximately $89,000 and $237,000, respectively. This is as compared with approximately $121,000 and $258,000, respectively, for the same periods in 1998. These decrease of approximately $32,000 (or 26%) and $21,000 (or 8%), respectively, for the three and six month comparable periods were primarily attributable to lower operating costs due to the closing of the marina store in March 1999.

          General and administrative expenses for the three and six months ended June 30, 1999 were approximately $74,000 and $120,000, respectively. This is as compared with approximately $117,000 and $241,000, respectively, for the same periods in 1998. These decreases of approximately $43,000 (or 37%) and $121,000 (or 50%), respectively, for the three and six month comparable periods were attributable to decreased general and administrative expenses of Courtland Investments, Inc. primarily relating to decreased other taxes.

          Professional fees for the three and six months ended June 30, 1999 were approximately $852,000 and $1,150,000, respectively. This is as compared with approximately $291,000 and $451,000, respectively, for the same periods in 1998. These increases of approximately $561,000 (or 193%) and $699,000 (or 155%), respectively, for the three and six month comparable periods were the result of increased legal fees relating to ongoing litigation, as previously reported.

          Depreciation and amortization expense for the three and six months ended June 30, 1999 was approximately $224,000 and $452,000, respectively. This is as compared with approximately $250,000 and $501,000, respectively, for the same periods in 1998. These decreases of approximately $26,000 (or 10%) and $49,000 (or 10%), respectively, for the three and six month comparable periods were primarily due to decreased depreciation of furniture and fixtures owned by Grove Isle Club, Inc. ("GICI"). The majority of GICI's fixed assets have reached their useful life and are fully depreciated.

          Interest expense for the three and six months ended June 30, 1999 was approximately $195,000 and $387,000, respectively. This is as compared with approximately $220,000 and $439,000, respectively, for the same periods in 1998. These decreases of approximately $25,000 (or 11%) and $52,000 (12%), respectively, for the three and six month comparable periods was primarily due to decreased interest expense from Grove Isle Associates, Ltd. as the result of the refinancing of debt as previously reported.



                                      ( 7 )

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

MATERIAL COMPONENTS OF CASH FLOWS
          For the six months ended June 30, 1999, net cash provided by investing activities was approximately $437,000. This was comprised primarily of net proceeds from disposal of properties of approximately $801,000 and net proceeds from the sales and redemptions of securities of approximately $634,000. These increases were partially offset by uses of cash resulting from increased investments in marketable securities of approximately $560,000 and increased contributions to unconsolidated investments of approximately $469,000.

          For the six months ended June 30, 1999, net cash provided by financing activities was approximately $58,000. This consisted primarily of additions to mortgages payable of $500,000 less repayment of mortgages payable of $444,000.

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

          Widespread disruptions in the national or international economy, including disruptions affecting the financial markets, resulting from Year 2000 issues, or in certain industries, such as commercial or

                                      ( 8 )
investment banks, could also have an adverse impact on the Company. The likelihood and effect of such disruptions is not determinable at this time

          Readers are cautioned that forward-looking statements contained in the Year 2000 discussion should be read in conjunction with the Company's disclosures regarding forward-looking statements contained in its Form 10-KSB.


PART II.   OTHER INFORMATION
Item 1.     Legal Proceedings
         As previously reported, the Company has been involved in litigation in the Delaware Court of Chancery with two former directors of the Company, Norman
A. Fieber and Lee Gray. Mr. Gray had also served as President of the Company and its Adviser. The Company's claims include a breach of fiduciary duty and fraud. The claims arise out of the failure of Messrs. Gray and Fieber to disclose Mr. Gray's and Mr. Gray's sister interests in two of the Company's joint ventures.

         After a one-week trial in May of this year, the Delaware Court of Chancery issued its opinion on July 12, 1999. The Court found that Fieber and Gray breached their fiduciary duties of loyalty and care and defrauded the Company. The Court indicated that it would issue an order assessing damages and imposing injunctive relief at an early date. The Company expects to receive the Court's order in September 1999.

Item 6.     Exhibits and Reports on Form 8-K

              (a) There were no reports on Form 8-K filed for the quarter ended June 30, 1999.














                                      ( 9 )

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HMG/COURTLAND PROPERTIES, INC.






Dated: August 13, 1999                 /s/ Lawrence Rothstein
                                       Lawrence Rothstein
                                       Director, President, Treasurer &
                                       Secretary





Dated: August 13, 1999                 /s/ Carlos Camarotti
                                       Carlos Camarotti
                                       Vice President - Finance and Controller



                                     ( 10 )