Form 10QSB
period 1999-09-30
HMG COURTLAND PROPERTIES INC
filed 1999-11-10
CIK 311817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended      September 30, 1999
                                -------------------------

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

1,082,935 Common shares were outstanding as of October 31, 1999.

                                          HMG/COURTLAND PROPERTIES, INC.

                                                       Index

                                                                                                       PAGE
                                                                                                      NUMBER
PART I.      Financial Information

             Item 1.   Financial Statements

             Condensed Consolidated Balance Sheets as of
             September 30, 1999 (Unaudited) and December 31, 1998........................................ 1

             Condensed Consolidated Statements of Operations for the
             Three and nine Months Ended September 30, 1999 and 1998 (Unaudited)......................... 2

             Condensed Consolidated Statements of Cash Flows for the
             Three and nine Months Ended September 30, 1999 and 1998 (Unaudited)......................... 3

             Notes to Condensed Consolidated Financial Statements (Unaudited)............................ 4

             Item 2.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations............................................ 6

PART II.     Other Information
             Item 1.   Legal Proceedings................................................................. 9
             Item 6.   Reports on Form 8-K............................................................... 9


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

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

Part I Financial Information

Item I Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     (UNAUDITED)
                                                                    September 30,         December 31,
                                                                        1999                 1998
                                                                    ------------         ------------
                                                ASSETS
Investment Properties, net of accumulated depreciation:
  Commercial and Industrial                                         $  3,134,508         $  3,267,582
  Hotel and Club Facility                                              6,049,126            6,521,428
  Yacht Slips                                                          1,596,726            1,508,291
  Land Held for Development                                            2,451,404            3,013,272
                                                                    ------------         ------------
                       Total investment properties, net               13,231,764           14,310,573


Investments In and Receivables From Unconsolidated Entities            5,700,778            4,603,047
Notes and Advances Due From Related Parties                              950,876              719,937
Loans, Notes and Other Receivables                                       865,681              875,614
Cash and Cash Equivalents                                              4,922,064            1,834,365
Investments in marketable securities                                   2,902,211            1,621,488
Other Assets                                                             506,377              402,674
                                                                    ------------         ------------
                                 TOTAL ASSETS                       $ 29,079,751         $ 24,367,698
                                                                    ============         ============



                                  LIABILITIES & STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Expenses                                  1,910,573            1,058,959
Mortgages and Notes payable                                            9,669,095            9,555,129
Other Liabilities                                                        261,167              349,767
                                                                    ------------         ------------
                              TOTAL LIABILITIES                       11,840,835           10,963,855



Minority interests                                                       515,236              424,925
                                                                    ------------         ------------

                                         STOCKHOLDERS' EQUITY
Preferred Stock, no par value; 2,000,000 shares
   authorized; none issued
Common Stock, $1 par value; 1,500,000 shares authorized;
   1,245,635 shares issued                                             1,245,635            1,245,635
Additional Paid-in Capital                                            26,283,222           26,283,222
Undistributed Gains From Sales of Real Estate, net of losses          37,314,271           36,670,311
Undistributed Losses From Operations                                 (47,660,893)         (50,015,668)
Accumulated other comprehensive income                                   862,582              116,555
                                                                    ------------         ------------
                                                                      18,044,817           14,300,055

Less:  Treasury Stock, at cost (145,400 shares)                       (1,321,137)          (1,321,137)
                                                                    ------------         ------------
                          TOTAL STOCKHOLDERS' EQUITY                  16,723,680           12,978,918
                                                                    ------------         ------------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 29,079,751         $ 24,367,698
                                                                    ============         ============

See notes to condensed consolidated financial statements


                                                  (1)

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                         (UNAUDITED)
                                                          Three months ended              Nine months ended
                          REVENUES                          September 30,                   September 30,
                                                        1999            1998             1999           1998
                                                    -----------     -----------      -----------     -----------
  Rentals and related revenue                       $   409,141     $   428,660      $ 1,248,698     $ 1,283,229
  Marina revenues                                       114,612         117,734          388,919         382,574
  Net gain from sale of marketable securities           940,130          71,314        1,166,748         274,053
  Gain from unconsolidated investments                   40,969          12,276          184,648          77,361
  Other income                                        3,439,970          57,508        3,547,835         166,639
                                                    -----------     -----------      -----------     -----------
                       Total revenues                 4,944,822         687,492        6,536,848       2,183,856
                                                    -----------     -----------      -----------     -----------

                          EXPENSES
  Operating expenses:
     Rental Properties and other                        139,201         161,081          439,935         501,044
     Marina                                              94,062         122,917          330,994         381,016
     Advisor's fee                                      165,000         165,000          495,000         495,000
     General and administrative                          51,720          79,806          171,866         320,803
     Professional fees and expenses                     289,757         305,825        1,439,696         756,947
     Directors' fees and expenses                        12,846          12,006           33,301          27,006
     Depreciation and amortization                      220,502         278,071          672,804         779,444
                                                    -----------     -----------      -----------     -----------
                  Total operating expenses              973,088       1,124,706        3,583,596       3,261,260

  Interest expense                                      210,866         218,230          597,904         657,682
  Minority partners' interests in operating
        gains (losses) of consolidated entities           3,325          (5,151)             573         (14,188)
                                                    -----------     -----------      -----------     -----------
                       Total expenses                 1,187,279       1,337,785        4,182,073       3,904,754
                                                    -----------     -----------      -----------     -----------

  Income (loss) before sales of real estate           3,757,543        (650,293)       2,354,775      (1,720,898)

  Gain on sales of real estate, net                     276,582                          643,960       1,518,757
                                                    -----------     -----------      -----------     -----------

Net Income (loss)                                   $ 4,034,125     ($  650,293)     $ 2,998,735     ($  202,141)
                                                    ===========     ===========      ===========     ===========

Net Income (Loss) Per Common Share, Basic and Diluted
(Based on weighted average shares outstanding of
1,100,235 for the three and nine months ended
September 30, 1999, and 1,100,235 and 1,140,976
for the three and nine months ended
September 30, 1998, respectively)                        $3.67           ($0.59)           $2.73          ($0.18)
                                                         =====           =======           =====          =======

See notes to condensed consolidated financial statements

                                       (2)

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   (UNAUDITED)
                                                                                Nine months ended
                                                                                  September 30,
                                                                             1999              1998
                                                                          -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                       $ 2,998,735      ($  202,141)
   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
     Depreciation and amortization                                            672,804          779,444
     Gain from unconsolidated investments                                    (184,648)         (77,361)
     Gain on sales of real estate, net                                       (643,960)      (1,518,757)
     Net gain from sales of marketable securities                          (1,166,748)        (274,053)
     Minority partners' interest in operating gains (losses)                      573          (14,188)
     Changes in assets and liabilities:
       (Increase) decrease in other assets                                   (124,812)         187,989
       Increase in due from affiliates                                       (230,939)         (49,316)
       Increase in accounts payable and accrued expenses                      851,614          158,928
       Decrease in other liabilities                                          (88,600)        (151,345)
                                                                          -----------      -----------
    Total adjustments                                                        (914,716)        (958,659)
                                                                          -----------      -----------
    Net cash provided by (used in) operating activities                     2,084,019       (1,160,800)
                                                                          -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Aquisitions and improvements of properties                               (152,049)        (366,722)
    Net proceeds from disposals of properties                               1,315,158        3,388,498
    Increase in  mortgage loans, notes and other  loans receivable            (50,469)         (46,681)
    Decrease in  mortgage loans, notes and other  loans receivable             60,402           62,372
    Net contributions to investments                                         (913,083)        (206,130)
    Net proceeds from sales and redemptions of securities                   1,770,071        1,132,065
    Increased investments in marketable securities                         (1,138,019)      (2,253,128)
                                                                          -----------      -----------
    Net cash provided by investing activities                                 892,011        1,710,274
                                                                          -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of mortgages and notes payables                                (461,034)      (5,225,406)
    Additions to mortgages and notes payables                                 575,000        4,621,782
    Purchase of treasury stock                                                                (324,675)
    Net (distributions to) contributions from minority partners                (2,297)          17,527
                                                                          -----------      -----------
    Net cash provided by (used in) financing activities                       111,669         (910,772)
                                                                          -----------      -----------

    Net increase in cash and cash equivalents                               3,087,699         (361,298)

    Cash and cash equivalents at beginning of the period                    1,834,365        2,492,059
                                                                          -----------      -----------

    Cash and cash equivalents at end of the period                        $ 4,922,064      $ 2,130,761
                                                                          ===========      ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                $   409,000      $   459,000
                                                                          ===========      ===========

See notes to condensed consolidated financial statements


                                       (3)

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 1998. The balance sheet as of December 31, 1998 was derived from audited financial statements as of that date. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.


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

             In August 1999, The Grove Towne Center-Texas, Ltd. sold approximately 1.2 acres of vacant land located in Houston, Texas for approximately $528,000. The Company recognized a net gain of approximately $251,000.

             In September 1999, HMG Fieber Associates sold its store located in Houlton, Maine for $65,000. The Company recognized a net gain of approximately $26,000.

3. INVESTMENTS IN MARKETABLE SECURITIES
             Investments in marketable securities are composed primarily of corporate equity securities. These securities are classified as available-for-sale and carried at fair value, based on quoted market prices. The net unrealized gains or losses on these investments are reported as a separate component of stockholders' equity. Gross unrealized gains on available-for-sale securities as of September 30, 1999 were approximately $1,100,000. Gross unrealized losses as of September 30, 1999 were approximately $237,000.

             Gross gains on sales of marketable securities of approximately $942,000 and $1,174,000 were realized during the three and nine months ended September 30, 1999, respectively. Gross losses of approximately $2,000 and $7,000 were realized during the three and nine months ended September 30, 1999, respectively. Gross gains and losses are based on the average cost method of determining cost.





                                      ( 4 )

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

4. COMPREHENSIVE INCOME
             The Company has elected to report comprehensive income in stockholders' equity. Comprehensive income is the change in equity from transactions and other events from non-owner sources. Comprehensive income includes net income and other comprehensive income. The components and related activity of accumulated other comprehensive income, resulting from net unrealized gain on available-for-sale investments, are as follows:

Accumulated Other Comprehensive Income
--------------------------------------
Balance as of January 1, 1999                             $116,555
Changes in First Quarter                                   148,381
Changes in Second Quarter                                  202,284
Changes in Third Quarter                                   395,362
                                                         ---------

Balance as of September 30, 1999                         $ 862,582
                                                         =========


                                      ( 5 )

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
          The Company reported net income of approximately $4,034,000 (or $3.67 per share) and $2,999,000 (or $2.73 per share) for the three and nine months ended September 30, 1999, respectively. This is as compared with net losses of approximately $650,000 (or $.59 per share) and $202,000 (or $.18 per share) for the three and nine months ended September 30, 1998, respectively. Total revenues for the three and nine months ended September 30, 1999, as compared with the same periods in 1998, increased by approximately $4,257,000 (or 619%) and $4,353,000 (or 199%), respectively. Total expenses for the three and nine months ended September 30, 1999, as compared with the same periods in 1998, decreased by approximately $151,000 (or 11%) and increased $277,000 (or 7%), respectively. Gain on sales of real estate for the three and nine months ended September 30, 1999 was approximately $277,000 and $644,000, respectively, as compared with approximately $0 and $1,519,000 for the three and nine months ended September 30, 1998, respectively.

REVENUES
           Rentals and related revenues for the three and nine months ended September 30, 1999 were approximately $409,000 and $1,249,000, respectively. This is as compared with approximately $429,000 and $1,283,000, respectively, for the same periods in 1998. These decreases of approximately $20,000 (or 5%) and $34,000 (or 3%), respectively, for the three and nine month comparable periods were not significant.

          Marina revenues for the three and nine months ended September 30, 1999 were approximately $115,000 and $389,000, respectively. This is as compared with approximately $118,000 and $383,000, respectively, for the same periods in 1998. These fluctuations between the comparable periods in 1999 and 1998 were not significant.

          Net gain from the sale of marketable securities for the three and nine months ended September 30, 1999 was approximately $940,000 and $1,167,000, respectively. This is as compared with approximately $71,000 and $274,000 for the same comparable periods in 1998. These increases of approximately $869,000 (or 1,218%) and $893,000 (or 326%), respectively, for the three and nine month comparable periods were primarily the result of the sale of one security which was distributed to the Company from one of its venture capital investments.

          Gain from unconsolidated investments for the three and nine months ended September 30, 1999 was approximately $41,000 and $185,000, respectively. This is as compared with approximately $12,000 and $77,000, respectively, for the same periods in 1998. These increases of approximately $29,000 (or 234%) and $108,000 (or 139%) for the three and nine month comparable periods were primarily attributable to increased gains from the Company's investment in T.G.I.F. Texas, Inc. as a result of increased interest income earned by T.G.I.F.

          Other income for the three and nine months ended September 30,1999 was approximately $3,440,000 and $3,548,000, respectively. This is as compared with approximately $58,000 and $167,000, respectively, for the same comparable periods in 1998. These increases of approximately $3,382,000 and $3,381,000, respectively for the three and nine month comparable periods were the result of the collection of approximately $3,367,000 received pursuant to the previously reported award from the litigation with two former directors of the Company.

                                      ( 6 )

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Continued)


Reference is made to Part II. Other Information, Item 1. Legal Proceedings for further information regarding this award.


EXPENSES
          Operating expenses of rental properties and other for the three and nine months ended September 30, 1999 were approximately $139,000 and $440,000 respectively. This is as compared with approximately $161,000 and $501,000, respectively, for the same periods in 1998. These decreases of approximately $22,000 (or 14%) and $61,000 (or 12%), respectively, for the three and nine month comparable periods were primarily the result of lower insurance costs relating to the Grove Isle property and lower real estate taxes relating to the Grove Towne Center-Texas, Ltd. land.

           Marina related expenses for the three and nine months ended September 30, 1999 were approximately $94,000 and $331,000, respectively. This is as compared with approximately $123,000 and $381,000, respectively, for the same periods in 1998. These decrease of approximately $29,000 (or 23%) and $50,000 (or 13%), respectively, for the three and nine month comparable periods were primarily attributable to lower operating costs due in part to the closing of the marina store in March 1999.

          General and administrative expenses for the three and nine months ended September 30, 1999 were approximately $52,000 and $172,000, respectively. This is as compared with approximately $80,000 and $321,000, respectively, for the same periods in 1998. These decreases of approximately $28,000 (or 35%) and $149,000 (or 46%), respectively, for the three and nine month comparable periods were attributable to decreased general and administrative expenses of Courtland Investments, Inc. primarily relating to decreased other taxes.

          Professional fees for the three and nine months ended September 30, 1999 were approximately $290,000 and $1,440,000, respectively. This is as compared with approximately $306,000 and $757,000, respectively, for the same periods in 1998. The increase of approximately $683,000 (or 90%) for the nine month comparable periods was the result of increased legal fees relating to ongoing litigation, as previously reported.

          Depreciation and amortization expense for the three and nine months ended September 30, 1999 was approximately $221,000 and $673,000, respectively. This is as compared with approximately $278,000 and $779,000, respectively, for the same periods in 1998. These decreases of approximately $57,000 (or 21%) and $106,000 (or 14%), respectively, for the three and nine month comparable periods were primarily due to decreased depreciation of furniture and fixtures owned by Grove Isle Club, Inc. ("GICI"). The majority of GICI's fixed assets have reached their useful life and are fully depreciated.

          Interest expense for the three and nine months ended September 30, 1999 was approximately $211,000 and $598,000, respectively. This is as compared with approximately $218,000 and $658,000, respectively, for the same periods in 1998. The decrease of approximately $60,000 (or 9%) for the nine month comparable periods was primarily due to decreased interest expense from Grove Isle Associates, Ltd. as the result of the refinancing of debt in September 1998, as previously reported.

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

MATERIAL COMPONENTS OF CASH FLOWS
          For the nine months ended September 30, 1999, net cash provided by investing activities was approximately $892,000. This was comprised primarily of net proceeds from disposal of properties of approximately $1,315,000 and net proceeds from the sales and redemptions of securities of approximately $1,770,000. These increases were partially offset by uses of cash resulting from increased investments in marketable securities of approximately $1,138,000 and increased net contributions to investments of approximately $913,000.

          For the nine months ended September 30, 1999, net cash provided by financing activities was approximately $112,000. This consisted primarily of additions to mortgages and notes payable of $575,000 less repayment of mortgages payable of $461,000.

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

          State of Readiness, Costs and Risks
          The Company has completed the conversion of its computer system to use 4-digit year fields and is therefore believed to be "Year 2000" compliant. The cost of such conversion was not material to the Company's financial condition or results of operations, nor did the Company experience any material disruption in its operations with respect thereto. The Company's computer system is small, consisting of only nine personal computers connected via one local area network server located in one facility. The Company utilizes its computer system to perform accounting and word processing functions only. The Company has no other operations which rely on computers or other equipment that would be affected by the Year 2000 issue.

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

                                      ( 8 )

          Widespread disruptions in the national or international economy, including disruptions affecting the financial markets, resulting from Year 2000 issues, or in certain industries, such as commercial or investment banks, could also have an adverse impact on the Company. The likelihood and effect of such disruptions is not determinable at this time


PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          As previously reported, HMG has been involved in litigation in the Delaware Court of Chancery with two former directors of the Company, Norman A. Fieber and Lee Gray. On July 12, 1999 the Court found that Fieber and Gray breached their fiduciary duties of loyalty and care and defrauded the Company.

          On August 31, 1999 the court issued a final order and judgement. The monetary award to HMG is $4,538,294 of which Mr. Lee Gray and Mr. Norman Fieber are joint and severally liable for $3,340,776. Mr. Gee Gray is also liable for the balance of the award in the amount of $1,197,518.

          Of the total amount of the award, $3,340,776 (plus post judgement interest of $35,071) was collected on September 20, 1999. On October 25, 1999 an additional $483,682 (plus post judgment interest of $16,314) was collected. HMG is continuing in its efforts to collect the remaining balance of $713,832(plus post judgement interest) pursuant to the court's order.

Item 6. Exhibits and Reports on Form 8-K

          (a) There were no reports on Form 8-K filed for the quarter ended September 30, 1999. On October 8, 1999 the Company filed a report of Form 8-K relating to the above-mentioned legal proceedings and the announcement that the Company will invest up to $500,000 in HMG's common stock through stock repurchases.



                                      ( 9 )

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         HMG/COURTLAND PROPERTIES, INC.






Dated: November 10, 1999              /s/ Lawrence Rothstein
                                      Lawrence Rothstein
                                      Director, President, Treasurer &
                                      Secretary





Dated: November 10, 1999              /s/ Carlos Camarotti
                                      Carlos Camarotti
                                      Vice President - Finance and Controller



                                     ( 10 )