Form 10KSB
period 1999-12-31
HMG COURTLAND PROPERTIES INC
filed 2000-03-30
CIK 311817

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                                   (Mark One)

[ X ]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                             -----------------

                                       OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 1-7865

                         HMG/COURTLAND PROPERTIES, INC.
                 (Name of small business issuer in its charter)

               DELAWARE                                    59-1914299
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                   Identification Number)

        1870 S. Bayshore Drive,                               33133
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE
    Total Number of Pages: 71                  Exhibit Index: Page No.: 45


                                   (continued)

State the issuer's revenues for the most recent fiscal year: $5,391,140

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $3,431,824 based on the closing price of the stock as traded on the American Stock Exchange on March 24, 2000 (Excludes shares of voting stock held by directors, executive officers and beneficial owners of more than 10% of the Registrant's voting stock; however, this does not constitute an admission that any such holder is an "affiliate" for any purpose.)

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: 1,040,185 shares of common stock, $1 par value, as of March 24, 2000.




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

The following table summarizes the Company's portfolio of real estate investments as of December 31, 1999:

                                                                Percent of
         Geographic Distribution                              Investments (1)
         -----------------------                                -----------
         Florida                                                    77%
         Texas                                                      18%
         Northeastern United States (2)                              5%
                                                                 ------
                                                                   100%

         Type of Property   (3)
         ----------------
         Undeveloped land                                           19%
                        Hotel and club facility                     45%
         Individual retail stores                                    4%
         Yacht slips                                                13%
         Shopping center  and other                                 19%
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

         (2)   New York, Massachusetts, and Vermont.

         (3)   Based on predominant present or intended use.


Reference is made to Item 12. Certain Relationships and Related Transactions for discussion of the Company's organizational structure and related party transactions.

Consolidated Entities
Courtland Investments, Inc. ("CII"). The Company owns a 95% equity interest in CII (all non-voting). The other 5% equity interest (which is 100% of the voting interest) is held by Masscap Investment Company, Inc. ("MICI"), a wholly-owned subsidiary of Transco Realty Trust ("Transco") which is a 46% shareholder of the Company. The Company and MICI have had a continuing arrangement with regard to the ongoing operations of CII, all of which provides the Company with complete authority over all decision making relating to the business, operations and financing of CII consistent with its status as a real estate investment trust.

CII owns equity interests in certain partnerships and corporations that are passive (non-operating) in nature. CII also owns an interest in a partnership which owns a 50 room hotel and private club (see discussion on Grove Isle

Associates, Ltd. "GIA"), a corporation (Grove Isle Club Inc."GICI") which formerly operated the hotel and club and a joint venture owning the marina adjacent to the hotel and club (Grove Isle Yacht Club Associates "GIYCA"). The properties are located in Coconut Grove, Florida, and a more detailed description of each follows:

Grove Isle Associates, Ltd. ("GIA"). This limited partnership (owned 15% by CII and 85% by the Company) owns a 50 room hotel and private club facility (the "facility") located on 7 acres of a private island in Coconut Grove, Florida, known as "Grove Isle". In addition to the 50 hotel rooms, the facility includes public space, tennis courts, and a pool. The facility is encumbered by a mortgage note payable with an outstanding balance of approximately $4.4 million and $4.5 million as of December 31, 1999 and 1998, respectively.

In November 1996, GIA entered into a long-term lease with an unrelated tenant, Westgroup Grove Isle Associates, Ltd. ("Westgroup") and a Master Agreement with Westgroup whereby among other things Westgroup assumed the operations of the Grove Isle hotel and club.

The initial term of the lease is ten years and calls for annual net base rent of $880,000 before the 1999 Amendment (see below), plus real estate taxes and property insurance, payable in monthly installments. In addition to the base rent Westgroup shall also pay GIA participation rent consisting of a portion of Westgroup's operating surplus, as defined in the lease agreement. Participation rent is due at end of each lease year. No participation rent was due in 1999 or 1998. Furthermore, as previously reported, in consideration for GICI (see below) relinquishment of its rights in and to the original lease with GIA, GIA agreed to pay to GICI the sum of $200,000 for each year that the Westgroup lease is in good standing and has also assigned to GICI the aforementioned participation rent due from Westgroup. This sum is payable annually commencing in November 1997. This amount is eliminated in consolidation.

In December 1999, the lease was amended and restated in consideration of Westgroup's substantial efforts in improving the facility and investing capital beyond the amounts required by the lease. As of December 31, 1999, Westgroup has invested approximately $5.2 million in the form of capital improvements to the facility. GIA agreed to reduce the amount of base rent due by $480,000 ("Reduced Rent"), which Reduced Rent will be taken over a period of 20 months beginning in December 1999. After fully utilizing the Reduced Rent (by August 2001) annual base rent will increase to $918,400. The lease amendment also calls for an increase in base rent commencing January 1, 2002 in accordance with changes in the Consumer Price Index ("CPI"). Concurrently, participation rent will be reduced by the amount by which base rent increases solely as a result of CPI increases for the lease year.

In 1997 and in conjunction with the aforementioned agreements, GIA advanced $500,000 to the principal owner of Westgroup. GIA received a promissory note bearing interest at 8% per annum with interest payments due quarterly beginning on July 1, 1997 and all principal due at maturity in 2006. All interest payments due have been received.

Grove Isle Club, Inc. ("GICI"). This corporation operated the aforementioned hotel and club through November 18, 1996. Its primary sources of revenues are presently from the aforementioned $200,000 annual payment from GIA. As of December 31, 1999 and 1998 GICI has amounts due to GIA which are eliminated in consolidation of approximately $1,651,000 and $1,758,000 respectively. This promissory note bears interest at a fixed rate of 8% per annum and is due on demand. GICI is wholly-owned by Grove Isle Investments, Inc. ("GII") which is a wholly-owned subsidiary of CII.

Grove Isle Yacht Club Associates ("GIYCA"). This partnership was the developer of the 85 boat slips located at Grove Isle. As of December 31, 1999, forty-four slips remain unsold and are encumbered by the aforementioned $4.4 million mortgage note payable by GIA. GIYCA (through a 100% owned subsidiary) operates and maintains all aspects of the marina at Grove Isle in exchange for an annual maintenance fee from the slip owners to cover operational expenses. GIYCA is owned 60% by GII and 40% by CII. In essence, it is wholly-owned by CII.

Courtland Key West, Inc. ("CKWI"). This wholly-owned subsidiary of CII was formed in December 1999. Its sole asset is a 10% interest in Monty's Key West,
L. C., a limited liability company also formed in December 1999 to own and operate a restaurant in Key West, Florida. In December 1999, CKWI invested $500,000 in Monty's Key West, L.C.

HMG-Fieber Associates ("Fieber"). HMG-Fieber Associates, a joint venture owned approximately 70% by the Company and 30% by NAF Associates (NAF), a Connecticut general partnership, owns 9 retail stores. Eight of the stores are leased to Grossman's, Inc., a chain of home improvements stores, under net leases. One store is not leased at the present time. During 1999, one Fieber property was sold. During 1998, there were no Fieber properties sold. All except one of the remaining leases contain renewal options of at least five years.

In September 1999, Fieber sold it's property located in Houlton, Maine for $65,000. The net gain to the Company was approximately $26,000.

Reference is made to Item 3. Legal Proceedings for further information regarding the litigation with two former directors of the Company Lee Gray and Norman Fieber. On July 12, 1999, the Court found that the defendants breached their fiduciary duties of loyalty and care and defrauded the Company. In August 1999 the court issued a final order and judgement. In addition to the monetary award to the Company of approximately $4.5 million, the Company was awarded additional equity interest in HMG Fieber Associates increasing the Company's ownership from 65% to 70%.

260 River Corp. ("260"). On January 1, 1997, each partner in HMG-Fieber received its pro rata interest in the ventures' property located in Vermont. The property was transferred at book value and resulted in no gain or loss to the Company. The Company's approximate 70% interest in this property is owned by 260 River Corp., a wholly-owned subsidiary of the Company.

The Grove Towne Center - Texas, Ltd. ("TGTC"). The Grove Towne Center-Texas, Ltd. is a limited partnership owned 75% by the Company (including a 1% general partnership interest by a wholly-owned subsidiary of the Company). The remaining 25% partnership interest is held by an unrelated entity. As of December 31, 1999 TGTC owns approximately 19 acres of vacant land located in Houston, Texas.

In August 1999, TGTC sold approximately 1.2 acres for approximately $528,000 and the Company recognized a net gain of approximately $251,000.

In June 1999, TGTC sold approximately .8 acres for approximately $350,000 and the Company recognized a net gain of $168,000.

In March 1999, TGTC sold approximately 2.3 acres for approximately $557,000 and the Company recognized a net gain of approximately $199,000.

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

South Bayshore Associates ("SBA"). SBA is a joint venture, formed in 1986 in which Transco Realty Trust (Transco) and the Company hold interests of 25% and 75%, respectively. The major asset of SBA is a demand note bearing interest at the prime rate from Transco with an outstanding balance as of December 31, 1999 and 1998 of approximately $444,000 and $475,000, respectively, in principal and accrued interest.

The Company holds a demand note (which is eliminated in consolidation) from SBA bearing interest at the prime rate plus 1% with an outstanding balance including accrued interest as of December 31, 1999 and 1998 of approximately $1,000,000 and $994,000, respectively, in principal and accrued interest.

HMG Fashion Square, Inc. This wholly-owned subsidiary has a 90% partnership interest in Fashion Square Partnership (the "partnership") formed in 1992 for the purpose of developing a shopping center located on approximately 11.5 acres near Jacksonville, Florida. The shopping center presently consists of four operating restaurants and a retail store. Three of the four restaurant operators are leasing the property from the partnership and the fourth operator purchased its site from the partnership.

Effective January 1, 2000, the Company purchased the interest of the partnership's 10% minority partner for approximately $266,000. The purchase price was paid by the cancellation of a promissory note payable from the minority partner to the Company in the same amount.

In December of 1996, the partnership entered into a lease with a tenant which is an operator of a restaurant. The leased premises, a 6,242 square foot restaurant, was constructed in 1996 and the partnership contributed $200,000 towards the cost of the restaurant building. The initial term of the lease is ten years and calls for annual base rent of $80,000 for years one through five and $88,000 for years six through ten. The lease also calls for percentage rent based on sales. No percentage rent was due in 1999 or 1998. The lease also provides three five year renewal options for years eleven through twenty-five with escalating base rent. This property is encumbered by a mortgage loan of $350,000 which bears interest at a fixed rate of 9.75% and calls for monthly interest-only payments with all principal due in November 2001.

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

HMG Sugargrove, Inc. This wholly-owned subsidiary sold its sole asset (eight acres of land located in Houston, Texas) in June 1998 for approximately $1,064,000. The net gain to the Company was approximately $621,000. This subsidiary was dissolved in December 1999.

Insurance, Environmental Matters and Other.
In the opinion of management, all assets of the Company are adequately covered by insurance and the cost and effects of complying with environmental laws do not have a material impact on the Company's operations.

Other Transactions and Investments.

(a) Reference is made to the above sections of Item 1. Business and Item 6. Management's Discussion and Analysis or Plan of Operation for information concerning sales of properties.

(b)      Other Investments.

         During 1999, the Company committed to invest approximately $4 million in various privately-held limited partnerships whose purpose is to invest in growth oriented enterprises. As of December 31,1999 the Company has contributed approximately $1.2 towards these commitments. During 1999, one of these partnerships distributed one of its investments in a publicly-traded company which was subsequently sold and resulted a net gain to the Company of approximately $2.5 million.

         During 1999, the Company made additional investments in marketable securities of approximately $3 million. No investment in a single security exceeded $100,000.

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

Advisory Fees. For the year ended December 31, 1999, the Company and its subsidiaries paid the Advisor approximately $1,025,000 in fees, of which

$660,000 represented regular compensation and approximately $365,000 represented incentive compensation, including approximately $293,000 paid by CII to the Advisor relating to capital gains realized by CII. In 1998, the advisor was paid regular compensation of $660,000, and incentive compensation of approximately $132,000, including approximately $39,000 paid by CII to the Advisor relating to capital gains realized by CII. Also, in January 1998, the Company paid Courtland Group, Inc. (the former advisor) approximately $80,000 in incentive fee compensation relating to the sale of property substantially completed in 1997, but did not close until January 1998. The Advisor is also the manager for certain of the Company's affiliates and received management fees of approximately $30,000 in 1999 and 1998 for such services.

Item 2. Description of Property.
Effective in November 1999, the principal executive offices of the Company and the Advisor are located at 1870 South Bayshore Drive, Coconut Grove, Florida, 33133, in premises furnished by the Advisor pursuant to the terms of the Agreement. The premises are owned by CII and leased to the Advisor pursuant to a lease agreement dated December 1, 1999. The lease calls for base rent of $48,000 per year payable in equal monthly installments. Additionally, the tenant pays the property insurance, utilities, maintenance and security expenses relating to the leased premises. The lease term is five years.

Reference is made to Item 1. Business for a description of the Company's properties.

Item 3. Legal Proceedings.
As previously reported, the Company made certain claims and took certain actions against Lee Gray, a former officer and Director of the Company, Norman A. Fieber, a former Director of the Company, and certain related parties. The Company's claims and actions arose from the failure of Messrs. Gray and Fieber to disclose Mr. Gray's and Mr. Gray's sister's interest in the Company's HMG-Fieber Wallingford Associates and HMG-Fieber Associates joint ventures (the "Joint Ventures") and the inquiry into Messrs. Gray's and Fieber's failure to disclose Mr. Gray's and Mr. Gray's sister's interest in HMG-Fieber Associates by a Special Committee appointed by the Board of Directors.

HMG Courtland Properties, Inc. v. Lee Gray et al (the "Delaware Litigation").
On July 2, 1997, the Company filed suit in the Court of Chancery of Delaware in and for New Castle County against Lee Gray (individually and as a partner in Martine Avenue Associates), Norman A. Fieber (individually and as a partner in NAF Associates), Betsy Gray Saffell (Lee Gray's sister)(individually and as a partner in Martine Avenue Associates), Martine Avenue Associates, (a New York general partnership in which Mr. Gray and Mrs. Saffell are the general partners)("Martine"), NAF Associates (a Connecticut general partnership in which Mr. Fieber and Martine are general partners, and the Company's joint venture partner in HMG-Fieber Associates ("NAF"), and The Jim Fieber Trust (a trust for beneficiaries including Mr. Fieber and Martine, and the Company's joint venture partner in HMG-Fieber Wallingford Associates, which has James A. Fieber, son of Norman A. Fieber, as trustee (the "Trust"). NAF and the Trust were dismissed from the case because the Delaware court determined that it did not have personal jurisdiction over those two entities.

On July 12, 1999, the Delaware Court of Chancery found that Norman Fieber and Lee Gray breached their fiduciary duties of loyalty and care and defrauded the Company. On August 31, 1999 the Court issued a final order and judgment. The monetary award to the Company was $4,538,294 of which Mr. Lee Gray, Mrs. Betsy Gray Saffell and Mr. Norman Fieber are jointly and severally liable for $3,340,776. Mr. Lee Gray is also liable for the balance of the award in the amount of $1,197,518. Of the total amount of the award, approximately $4,159,000 has been collected (plus post judgement interest of approximately $76,000). HMG is continuing in its efforts to collect the remaining balance of approximately $380,000 (plus post judgement interest) which Lee Gray is solely liable pursuant to the Court's order. Approximately $200,000 was paid to Transco pursuant to a sharing agreement with the Company and is reflected as a reduction to income from litigation.

The HMG-Fieber joint venture has been restructured in view of the divestiture of Lee Gray's interest and the limitations on the ongoing participation of Norm Fieber pursuant to the Order of the Court. HMG's interest in the joint venture was increased from 65% to approximately 70% and HMG is the managing representative of the venture.

Lee Gray v. HMG/Courtland Properties, Inc. et al (the "Florida Litigation"). On January 7, 2000, this lawsuit was withdrawn against the Company and its officers and directors. The following summarizes the lawsuit.

On May 22, 1997, Lee Gray, a former director and officer and a shareholder of the Company and a former officer and director and a shareholder of Courtland Group, Inc. ("CGI"), which served as the Company's advisor pursuant to an advisory agreement which expired December 31, 1997, filed suit in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida against the following defendants: (i) the Company; (ii) all of the directors and certain of the officers of the Company and of CGI; (iii) CGI; and (iv) HMG Advisory Corp., a Delaware corporation that has served as the Company's advisor since January 1, 1998.

In his lawsuit, Mr. Gray, individually and derivatively as a shareholder of CGI, alleged, among other things, that his removal as an officer of the Company, his failure to be nominated for reelection as Director of the Company, his subsequent removal as an officer and director of CGI and the Board of Directors' decision not to renew the Company's former advisory agreement with CGI, were the product of a conspiracy involving certain officers and Directors of the Company and of CGI who wanted to force Mr. Gray out of the Company and CGI, and to terminate the Company's advisory agreement with CGI, for their own financial gain. Mr. Gray also alleged that he was libeled in the discussion of the inquiry and the results thereof in certain documents, including documents filed with the Securities and Exchange Commission. Mr. Gray sought money damages, punitive damages, and temporary and permanent injunctive relief.

On July 10, 1997, the Company filed a motion to dismiss the portion of the lawsuit directed against it and its directors. The motion to dismiss was granted on November 18, 1997. On December 1, 1997, Mr. Gray filed an amended complaint that sought to reinstate the libel claim against the Company. The Company moved to dismiss the amended complaint and the motion was denied. The parties then agreed to stay this suit pending the outcome of the Delaware litigation described above.

Item 4.  Submission of Matters to a Vote of  Security Holders.
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                    Part II.

Item 5.  Market Price for Common Equity and Related Stockholder Matters.

The high and low per share sales prices of the Company's stock on the American Stock Exchange (ticker symbol: HMG) for each quarter during the past two years were as follows:
                                     High             Low
                                =============     =============
         March 31, 1998             4 5/8            4 1/4
          June 30, 1998             5 1/2            4 1/4
      September 30,1998             5 7/8            4 1/2
      December 31, 1998               5              3 5/8

         March 31, 1999             4 3/8            4 1/4
          June 30, 1999             4 3/8            3 3/4
     September 30, 1999             4 1/2            2 1/8
      December 31, 1999               5                2

The Company has not paid dividends since the third quarter of 1990. The Company's policy has been to pay such dividends as are necessary for it to qualify for taxation as a REIT under the Internal Revenue Code. The Company continues to meet all qualifications for taxation as a REIT.

As of March 24, 2000, there were 178 holders of record of the Company's common stock.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Discussion of Balance Sheet Items:

At December 31, 1999, the balance sheet reflected assets consisting primarily of equity interests in real estate investment properties, investments in marketable securities and other investments. Liabilities at December 31, 1999 consisted primarily of mortgages on individual properties.

Significant changes and/or activity in specific balance sheet items between December 31, 1999 and 1998 are described below:

Assets:
The carrying value of commercial properties decreased from approximately $3.3 million to approximately $3.1 million, a decrease of approximately $200,000 (or 6%). This was primarily the result of annual depreciation expense.

The carrying value of the hotel and club facility decreased from approximately $6.5 million to approximately $5.9 million, a decrease of approximately $600,000 (or 9%). This was the result of annual depreciation expense.

Yacht Slips increased from approximately $1.5 million to $1.7 million, and increase of approximately $192,000 (or 13%). This was primarily due to the purchase of two yacht slips in 1999, net of annual depreciation expense.

Land held for development decreased from approximately $3.0 million to approximately $2.5 million, a decrease of approximately $500,000 (or 17%). This was primarily as the result of sales of land located in Houston, Texas.

Investments in marketable securities increased from approximately $1.6 million to $4.2 million, an increase of approximately $2.6 million (or 162%). This was as a result of increased cash available for investment and increased unrealized gains on these securities, net of sales of securities.

Other investments increased from approximately $4.6 million to approximately $6.5 million, an increase of approximately $1.9 million (or 41%). This was primarily as a result of additional investments (net of distributions) in privately-held limited partnerships whose primary purpose is to make equity investments in growth-oriented enterprises.

Cash restricted pending delivery of securities of approximately $2.3 million represents cash in broker accounts from the sales of certain publicly traded securities yet to be delivered to broker plus margin requirements. The Company expects to receive (or has received subsequent to year end) these securities as a distribution from its investments in one of the aforementioned privately-held limited partnerships.

Loans, notes and other receivables increased from approximately $876,000 to $1.3 million, an increase of approximately $424,000 (or 48%). This was primarily as a result of proceeds from the litigation received subsequent to year end of approximately $358,000.

Liabilities:
Sales of securities pending delivery of approximately $1.2 million represents sales of securities which are to be delivered to broker, as discussed above.

Income taxes payable of approximately $465,000 represents the provision for income taxes due on current year taxable income.

Other liabilities increased from approximately $350,000 to $880,000, an increase of approximately $530,000 (151%). This was primarily as a result of an increase in broker margin balances outstanding at year end.

Results of Operations:
For the year ended December 31, 1999, the Company reported net income of approximately $4.6 million (or $4.16 per share) compared with a net loss of approximately $930,000 (or $.82 per share) for the year ended December 31, 1998. Changes in specific revenues and expenses are discussed below.

Revenues:
1999 versus 1998:
Total revenues for the year ended December 31, 1999 as compared with that of 1998 increased by approximately $2.4 million (or 79%).

Rentals and related revenue decreased by approximately $67,000 (or 4%) for the year ended December 31, 1999 as compared with 1998. This was primarily as a result of decreased pass-through expenses (i.e. real estate taxes and property insurance) relating to the Grove Isle lease. This decrease in revenue is completely offset by a decrease in operating expenses of properties since pass-through expenses are paid by the tenant.

Net gain from sale of marketable securities increased by approximately $2.4 million (or 681%) for the year ended December 31, 1999 as compared with 1998. This was primarily as a result of the sale of one security which completed its initial public offering in 1999 and was distributed to CII from its investment in one of the aforementioned privately-held partnerships.

Expenses:
1999 versus 1998:
Total expenses for the year ended December 31, 1999 as compared to that of 1998 decreased by approximately $414,000 (or 8%).

Operating expenses of rental properties and other decreased by approximately $70,000 or (11%) for the year ended December 31, 1999 as compared to 1998. This decrease was primarily due to lower operating expenses of hotel and club facility of Grove Isle Associates, Ltd.

Marina operating expenses decreased by approximately $73,000 (or 14%) for the year ended December 31, 1999 as compared to 1998. This decrease was primarily the result of the closing of the marina store in March 1999.

General and administrative expenses decreased by approximately $148,000 or (39%) for the year ended December 31, 1999 as compared to 1998. This decrease was primarily due to a decrease in state and other taxes.

Professional fees increased by approximately $192,000 (or 17%) for year ended December 31, 1999 as compared to 1998. This was primarily the result of increased costs relating to the on-going litigation, as previously reported.

Depreciation and amortization decreased by approximately $165,000 (or 16%) for the year ended December 31, 1999 as compared to 1998. This was primarily the result of decreased depreciation expense relating to the furniture, fixtures and equipment at the Grove Isle property most of which became fully depreciated in 1999.

Minority partner's interest in operating gains of consolidated entities decreased by approximately $108,000 primarily due to increased gains from CII Primarily as a result of increased net gain from sale of marketable securities.

Net gain on sale of real estate for the years ended December 31, 1999, and 1998 consisted of the following:

                                                    Net gain after
                                                  incentive fee and
                                                  minority interest
                                          ------------------------------
    Property Sold                            1999                1998
                                          ----------          ----------
Undeveloped land in Texas                 $  618,000          $1,433,000
Undeveloped land in Rhode Island                  --              86,000
HMG-Fieber retail store in Maine              26,000                  --
                                          ----------          ----------
                                          $  644,000          $1,519,000
                                          ==========          ==========

Income from litigation of approximately $4 million for the year ended December 31, 1999 relates to the judgement awarded to the Company, as previously reported. Reference is made to Item 3. Legal Proceedings.

Projected Operating Results:
The Company's rental and related revenues and expenses in 2000 are expected to remain consistent with those of 1999.

Effect of Inflation:
Inflation affects the costs of operating and maintaining the Company's investments and the availability and terms of financing. In addition, rentals under certain leases are based in part on the lessee's sales and tend to increase with inflation, and certain leases provide for periodic adjustments according to changes in predetermined price indices.

Liquidity and Capital Resources:
The Company's material commitments primarily consist of maturities of debt obligations of approximately $4.2 million in 2000. The funds necessary to meet these obligations are expected from the proceeds of sales of properties, refinancing, distributions from investments and available cash. Included in the maturing debt obligations is a note payable by CII to T.G.I.F. of approximately $3.4 million due on demand. CII intends to repay this obligation, when due, with funds available from distributions from investments. In addition, the Company intends to continue to seek opportunities for investment in income producing properties.

The Company had net cash provided by operating activities of approximately $2.7 million for the year ended December 31, 1999 versus net cash used in operating activities of approximately $1.4 million in 1998. The Company believes that there will be sufficient cash flows in the next year to meet its operating requirements.

Capital Expenditure Requirements
The Company does not presently anticipate any significant capital expenditures, other than in the ordinary course of business.

Material Changes in Operating, Investing and Financing Cash Flows:
Discussion of 1999 Changes.
For the year ended December 31, 1999, net cash used in investing activities was approximately $1 million. This consisted primarily of increased investments in marketable securities of approximately $3 million, contributions to other investments (net of distributions) of approximately $1.7 million, increased restricted cash (net of sales of securities pending delivery) of approximately $1 million, increase in mortgage loans, notes and other receivables of approximately $490,000 and acquisitions and improvements of properties of approximately $292,000. These uses of cash were partially offset by net proceeds from sales and redemptions of securities of approximately $4.1 million and net proceeds from disposals of properties of approximately $1.3 million.

For the year ended December 31, 1999, net cash used in financing activities was approximately $45,000. This consisted of repayment of mortgages and notes payable of approximately $478,000 and net distributions to minority partners of approximately $237,000 and purchase of treasury stock of approximately $61,000. These uses of cash were partially offset by additional borrowing of approximately $731,000.

Accounting Pronouncements:
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement, as amended, applies to all entities and is effective for all fiscal quarters of the fiscal years beginning after June 15, 2000. The Company does not believe the adoption of this statement will have a material effect on its consolidated financial statements.

Item 7.  Consolidated Financial Statements

         Report of Independent Certified Public Accountants.................16.

         Consolidated balance sheets as of December 31, 1999 and 1998.......17.

         Consolidated statements of operations for the
            years ended December 31, 1999 and 1998..........................18.

         Consolidated statements of stockholders' equity for
            the years ended December 31, 1999 and 1998......................19.

         Consolidated statements of cash flows for the
            years ended December 31, 1999, and 1998.........................20.

         Notes to consolidated financial statements.........................21.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of HMG/Courtland Properties, Inc.:

We have audited the accompanying consolidated balance sheets of HMG/Courtland Properties, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                                     BDO SEIDMAN, LLP

Miami, Florida
March 24, 2000

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1999 AND 1998

==============================================================================================================================
                                                                                  December 31,                    December 31,
                                                                                      1999                           1998
                                                                                  ------------                   ------------
                                    ASSETS
Investment Properties, net of accumulated depreciation:
  Commercial and Industrial                                                         $3,097,027                     $3,267,582
  Hotel and Club Facility                                                            5,924,872                      6,521,428
  Yacht Slips                                                                        1,699,853                      1,508,291
  Land Held for Development                                                          2,451,404                      3,013,272
                                                                                  ------------                   ------------
                       Total investment properties, net                             13,173,156                     14,310,573


Investments in Marketable Securities                                                 4,166,747                      1,621,488
Other Investments                                                                    6,543,353                      4,603,047
Cash and Cash Equivalents                                                            3,410,476                      1,834,365
Cash Restricted Pending Delivery of Securities                                       2,268,559
Loans, Notes and Other Receivables                                                   1,319,420                        875,614
Notes and Advances Due From Related Parties                                            925,130                        719,937
Other Assets                                                                           355,643                        402,674
                                                                                  ------------                   ------------
                                 TOTAL ASSETS                                      $32,162,484                    $24,367,698
                                                                                  ============                   ============



                                 LIABILITIES
Accounts Payable and Accrued Expenses                                                 $971,098                     $1,058,959
Mortgages and Notes payable                                                          9,808,478                      9,555,129
Sales of Securities Pending Delivery                                                 1,215,355
Income taxes payable                                                                   465,000
Other Liabilities                                                                      879,844                        349,767
                                                                                  ------------                   ------------
                              TOTAL LIABILITIES                                     13,339,775                     10,963,855



Commitments and Contingencies

Minority Interests                                                                     372,729                        424,925
                                                                                  ------------                   ------------

                             STOCKHOLDERS' EQUITY
Preferred Stock, no par value; 2,000,000 shares
   authorized; none issued
Common Stock, $1 par value; 1,500,000 shares authorized;
   1,245,635 shares issued                                                           1,245,635                      1,245,635
Additional Paid-in Capital                                                          26,283,222                     26,283,222
Undistributed Gains From Sales of Real Estate, net of losses                        37,314,284                     36,670,311
Undistributed Losses From Operations                                               (46,095,572)                   (50,015,668)
Accumulated other comprehensive income                                               1,084,775                        116,555
                                                                                  ------------                   ------------
                                                                                    19,832,344                     14,300,055
Less:  Treasury Stock, at cost (165,000 and 145,400 shares as of
             December 31, 1999 and 1998, respectively)                              (1,382,364)                    (1,321,137)

                                                                                  ------------                   ------------
                          TOTAL STOCKHOLDERS' EQUITY                                18,449,980                     12,978,918


                                                                                  ------------                   ------------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $32,162,484                    $24,367,698
                                                                                  ============                   ============

See notes to consolidated financial statements

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999 AND 1998
=====================================================================

                              REVENUES                                            1999                 1998
                                                                                  ----                 ----
  Rentals and related revenue                                                  $1,648,869           $1,715,704
  Marina revenues                                                                 520,335              518,522
  Net gain from sale of marketable securities                                   2,712,039              347,834
  Gain from other investments                                                     240,023              201,534
  Interest and dividends from invested cash and other                             269,874              219,425
                                                                     ------------------------------------------
                           Total revenues                                       5,391,140            3,003,019
                                                                     ------------------------------------------

                              EXPENSES
  Operating expenses:
     Rental Properties and other                                                  585,603              655,167
     Marina                                                                       434,647              507,255
     Advisor's fee                                                                660,000              660,000
     General and administrative                                                   233,925              382,314
     Professional fees and expenses                                             1,302,270            1,110,142
     Directors' fees and expenses                                                  44,197               41,315
     Depreciation and amortization                                                878,261            1,043,702
                                                                     ------------------------------------------
                      Total operating expenses                                  4,138,903            4,399,895

  Interest expense                                                                806,197              851,559
  Minority partners' interests in operating
        gains of consolidated entities                                             92,697              200,596
                                                                     ------------------------------------------
                           Total expenses                                       5,037,797            5,452,050
                                                                     ------------------------------------------

  Income (loss) before sales of real estate, income from
         litigation and taxes                                                     353,343           (2,449,031)

  Gain on sales of real estate, net                                               643,973            1,518,757

  Income from litigation                                                        4,031,753
                                                                     ------------------------------------------

  Income (loss) before income taxes                                             5,029,069             (930,274)

  Provision for income taxes                                                     (465,000)

                                                                     ------------------------------------------
Net income (loss)                                                              $4,564,069            ($930,274)
                                                                     ==========================================


Net Income (Loss) Per Common Share, Basic and Diluted
(Based on weighted average shares outstanding of 1,096,133
for the year ended December 31, 1999, and 1,130,707
for the year ended December 31, 1998)                                               $4.16               ($0.82)
                                                                                    =====               =======


See notes to consolidated financial statements

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999 AND 1998

=================================================================================================
                                                                                                     Undistributed
                                                                                                    Gains from Sales  Undistributed
                                                          Common Stock               Additional      of Real Estate,   Losses from
                                                      Shares          Amount      Paid-In Capital     Net of Losses    Operations
Balance as of January 1, 1998                        1,245,635      $1,245,635      $26,283,222       $35,151,554     ($47,566,637)

Comprehensive income (loss)
Net income (loss)                                                                                       1,518,757       (2,449,031)
Other comprehensive income
     Unrealized gain on marketable securities
Comprehensive income (loss)


Purchased 66,600 shares of treasury stock

                                                    -------------------------------------------------------------------------------

Balance as of December 31, 1998                      1,245,635       1,245,635       26,283,222        36,670,311      (50,015,668)

Comprehensive income
Net income                                                                                                643,973        3,920,096
Other comprehensive income
     Unrealized gain on marketable securities
Comprehensive income


Purchased 19,600 shares of treasury stock

                                                    ===============================================================================
Balance as of December 31, 1999                      1,245,635      $1,245,635      $26,283,222       $37,314,284     ($46,095,572)
                                                    ===============================================================================




                                                                   Accumulated
                                                                      Other                                                Total
                                                 Comprehensive    Comprehensive            Treasury Stock              Stockholders'
                                                     Income           Income            Shares            Cost            Equity

Balance as of January 1, 1998                                                            78,800         ($996,462)     $14,117,312

Comprehensive income (loss)
Net income (loss)                                    ($930,274)                                                           (930,274)
Other comprehensive income
     Unrealized gain on marketable securities          116,555        $116,555                                             116,555
                                               --------------
Comprehensive income (loss)                          ($813,719)


Purchased 66,600 shares of treasury stock                                                66,600          (324,675)         (324,675)

                                               ------------------------------------------------------------------------------------

Balance as of December 31, 1998                                        116,555          145,400        (1,321,137)      12,978,918

Comprehensive income
Net income                                          $4,564,069                                                           4,564,069
Other comprehensive income
     Unrealized gain on marketable securities          968,220        $968,220                                             968,220
                                                --------------
Comprehensive income                               $5,532,289


Purchased 19,600 shares of treasury stock                                                19,600           (61,227)         (61,227)

                                               ====================================================================================
Balance as of December 31, 1999                                     $1,084,775          165,000       ($1,382,364)     $18,449,980
                                               ====================================================================================



See notes to consolidated financial statements

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999 AND 1998

--------------------------------------------------------------------------------------------------------------------

                                                                                       1999                   1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                 $4,564,069             ($930,274)
   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
     Depreciation and amortization                                                     878,261             1,043,702
     Gain from other investments                                                      (240,023)             (201,534)
     Gain on sales of real estate, net                                                (643,973)           (1,518,757)
     Net gain from sales of marketable securities                                   (2,712,039)             (347,834)
     Minority partners' interest in operating gains                                     92,697               200,596
     Changes in assets and liabilities:
       Decrease in other assets                                                         18,778               314,565
       Increase in due from affiliates                                                (205,193)              (64,025)
       (Decrease) increase in accounts payable and accrued expenses                    (87,861)              170,613
       Increase (decrease) in other liabilities                                        530,077               (41,097)
       Increase in income taxes payable                                                465,000
                                                                                   -----------           -----------
    Total adjustments                                                               (1,904,276)             (443,771)
                                                                                   -----------           -----------
    Net cash provided by (used in) operating activities                              2,659,793            (1,374,045)
                                                                                   -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Aquisitions and improvements of properties                                        (291,751)             (406,816)
    Net proceeds from disposals of properties                                        1,315,168             3,388,497
    Increase in  mortgage loans, notes and other  loans receivable                    (489,812)              (50,953)
    Decrease in  mortgage loans, notes and other  loans receivable                      46,006                70,274
    Contributions to other investments, net of distributions                        (1,700,283)             (262,577)
    Net proceeds from sales and redemptions of securities                            4,136,331             1,453,268
    Increase in restricted cash from sales of securities pending delivery           (1,053,204)
    Increased investments in marketable securities                                  (3,001,331)           (2,507,989)
                                                                                   -----------           -----------
    Net cash (used in) provided by investing activities                             (1,038,876)            1,683,704
                                                                                   -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of mortgages and notes payables                                         (477,921)           (5,245,830)
    Additions to mortgages and notes payables                                          731,270             4,584,552
    Purchase of treasury stock                                                         (61,227)             (324,675)
    Net (distributions to) contributions from minority partners                       (236,928)               18,600
                                                                                   -----------           -----------
    Net cash used in financing activities                                              (44,806)             (967,353)
                                                                                   -----------           -----------

    Net increase in cash and cash equivalents                                        1,576,111              (657,694)

    Cash and cash equivalents at beginning of the period                             1,834,365             2,492,059
                                                                                   -----------           -----------

    Cash and cash equivalents at end of the period                                  $3,410,476            $1,834,365
                                                                                   ===========           ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                            $650,000              $790,000
                                                                                   ===========           ===========

See notes to consolidated financial statements

                 HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 and 1998

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

The Company's consolidated subsidiaries are described below:

Courtland Investments, Inc. ("CII"). A 95% owned corporation which owns 100% of Grove Isle Yacht Club Associates, a 15% general partnership interest in Grove Isle Associates, Ltd., and various investments in partnerships whose primary purpose is to make equity investments in growth-oriented enterprises and real estate, which are carried at cost since there is no readily available market value.

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

Grove Isle Yacht Club Associates ("GIYCA"). This partnership was the developer of the 85 boat slips located at Grove Isle of which 44 remain unsold. GIYCA and its wholly-owned subsidiary operate all aspects of the Grove Isle marina.

Courtland Key West, Inc. ("CKWI"). This Corporation was formed in December 1999 and is wholly-owned by CII. It's sole asset is a 10% interest in a limited liability company that was also formed in December 1999 for the purpose of owning and operating a restaurant in Key West, Florida.

The Grove Towne Center - Texas, Ltd. A 75% owned limited partnership having a wholly-owned subsidiary of the Company as its sole general partner. This partnership was formed in 1994 with its principal asset being a 41 acre site located in suburban Houston, Texas, held for investment and development. After various sales of parcels beginning in 1996, the partnership presently has approximately 19 acres remaining.

South Bayshore Associates. A 75% owned venture of which the major asset is a receivable from the Company's venture partner.

HMG - Fieber Associates. A 70% owned venture of which the major assets are nine commercial properties located in the northeastern United States. (See Note 4).

260 River Corp. A 100% subsidiary of the company which owns a 70% interest in one property located in Montpelier, Vermont.

HMG Fashion Square, Inc. A wholly-owned Florida corporation of which the major asset is a 90% partnership interest in Fashion Square Partnership which owns a shopping center on an approximate 10 acre site in Jacksonville, Florida. As of December 31, 1999, this shopping center has three tenants each operating restaurants.

Unconsolidated entities are discussed in Note 3.

The following table summarizes the Company's portfolio of real estate investments as of December 31, 1999:
                                                                Percent of
         Geographic Distribution                              Investments (1)
         --------------------------                            -----------
         Florida                                                    77%
         Texas                                                      18%
         Northeastern United States (2)                              5%
                                                                 ------
                                                                   100%

         Type of Property   (3)
         ----------------
         Undeveloped land                                           19%
         Hotel and club facility                                    45%
         Individual retail stores                                    4%
         Yacht slips                                                13%
         Shopping center and other                                  19%
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

         (2)   New York, Massachusetts, and Vermont.

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

Income Taxes. The Company qualifies as a real estate investment trust and distributes its taxable ordinary income to stockholders in conformity with requirements of the Internal Revenue Code. In addition, net operating losses can be carried forward to reduce future taxable income but cannot be carried back. The Company intends to distribute any of its future taxable ordinary income and is not taxed on the amounts distributed. Distributed capital gains on sales of real estate are not subject to taxes; however, undistributed capital gains are taxed as capital gains. State income taxes are not significant. Any benefit from or provisions for income taxes relates to the Company's undistributed capital gains and taxable losses or income of CII which is not consolidated with the Company for income tax purposes and accordingly files a separate tax return. Refer to Note 7 for further disclosure on income taxes.

Depreciation and Amortization. Depreciation of properties held for investment is computed using the straight-line method over the estimated useful lives of the properties, which range up to 39.5 years. Deferred mortgage and leasing costs are amortized over the shorter of the respective term of the related indebtedness or life of the asset. Depreciation and amortization expense for the years ended December 31, 1999 and 1998 was approximately $878,000 and $1 million, respectively. The GIYCA's yacht slips are being depreciated on a straight-line basis over their estimated useful life of 20 years.

Fair Value of Financial Instruments. The carrying value of financial instruments including other investments, notes and advances due from related parties, accounts payable and accrued expenses and mortgages and notes payable approximate their fair values at December 31, 1999 and 1998.

Marketable Securities. Investments in marketable securities have been designated as available for sale. Those securities are reported at market value, with net unrealized gains and losses included in equity. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and loses on investments are determined using the average cost method. These securities from time to time are pledged as collateral pursuant to broker margin requirements.

Comprehensive Income. During the third quarter of 1998, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 130. "Reporting Comprehensive Income" and has elected to report comprehensive income in the consolidated statement of stockholders' equity. Comprehensive income is the change in equity from transactions and other events from nonowner sources. Comprehensive income includes net income and other comprehensive income. The components and related activity of accumulated other comprehensive income, resulting from net unrealized gain on available-for-sale investments are as follows:

Accumulated Other Comprehensive Income:

Balance as of December 31, 1998...........................  $116,555
Changes during the year...................................   968,220
                                                          ----------
Balance as of December 31, 1999...........................$1,084,775
                                                          ==========

Earnings (Loss) Per Common Share. Net income (loss) per common share (basic and diluted) is based on the net income (loss) divided by the weighted average number of common shares outstanding during each year. Common shares outstanding includes issued shares less shares held in treasury.

The Company's potential issuable shares of common stock pursuant to outstanding stock purchase options are excluded from the Company's diluted computation as their effect would be anti-dilutive or immaterial to the Company's net income
(loss) per share.

Treasury Stock. In the fourth quarter of 1999, the Company purchased 19,600 shares of treasury stock at an average cost of approximately $61,000 or $3.11 per share which was the market value at the date of purchase.

In June 1998, the Company purchased 66,600 shares of treasury stock at a cost of approximately $325,000 or $4.88 per share which was the market value at the date of purchase.

Gain on Sales of Real Estate. Gain on sales of real estate has been reduced, where applicable, by minority partners' interest in the gain (loss) of $92,000 and ($191,000) and advisor's incentive fees of $72,000 and $168,000 for the years ended December 31, 1999 and 1998, respectively.

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash and cash equivalent.

Reclassifications. Certain amounts in prior year's consolidated financial statements have been reclassified to conform to the current year's presentation.

Minority Interest. Minority interest represents the minority partners' proportionate share of the equity of the Company's majority owned subsidiaries.

                                                                              1999                1998
                                                                          --------------      --------------
     Minority interest balance at beginning of year                            $425,000            $397,000
     Minority partners' interest in operating gains of consolidated              93,000             201,000
     subsidiaries
     Minority partners' interest in net gains (losses) on sales of real          92,000            (191,000)
     estate of consolidated subsidiaries
     Net (distributions to) contributions from  minority partners              (269,000)              6,000
     Other                                                                       32,000              12,000
                                                                          --------------      --------------
     Minority interest balance at end of year                                  $373,000            $425,000
                                                                          ==============      ==============

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

Asset Impairments. The Company periodically reviews the carrying value of certain of its assets in relation to historical results, current business conditions and trends to identify potential situations in which the carrying value of assets may not be recoverable. If such reviews indicate that the carrying value of such assets may not be recoverable, the Company would estimate the undiscounted sum of the expected future cash flows of such assets or analyze the fair value of the asset, to determine if such sum or fair value is less than the carrying value of such assets to ascertain if a permanent impairment exists. If a permanent impairment exists, the Company would determine the fair value by using quoted market prices, if available, for such assets, or if quoted market prices are not available, the Company would discount the expected future cash flows of such assets and would adjust the carrying value of the asset to fair value.

Accounting Pronouncements:
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement, as amended, applies to all entities and is effective for all fiscal quarters of the fiscal years beginning after June 15, 2000. The Company does not believe the adoption of this statement will have a material effect on its consolidated financial statements.

2. INVESTMENT PROPERTIES

The components of the Company's investment properties and the related accumulated depreciation information follows:

                                                                    December 31, 1999
                                                    --------------------------------------------------
                                                                       Accumulated
                                                        Cost           Depreciation           Net
Commercial and Industrial Properties
Land                                                $ 1,433,809                           $ 1,433,809
Buildings and improvements                            3,249,535        $ 1,586,317          1,663,218
                                                    -----------        -----------        -----------
                                                      4,683,344          1,586,317          3,097,027
                                                    -----------        -----------        -----------
Hotel and Club Facility
Land                                                  1,338,518                             1,338,518
Hotel/club facility and improvements                  6,918,915          2,395,591          4,523,324
Furniture, fixtures & equipment                       2,251,378          2,188,348             63,030
                                                    -----------        -----------        -----------
                                                     10,508,811          4,583,939          5,924,872
                                                    -----------        -----------        -----------

Yacht Slips                                           1,862,675            162,822          1,699,853
                                                    -----------        -----------        -----------

Land Held for Development                             2,451,404                             2,451,404
                                                    -----------        -----------        -----------

                                       Total        $19,506,234        $ 6,333,078        $13,173,156
                                                    ===========        ===========        ===========


                                                                 December 31, 1998
                                                    --------------------------------------------------
                                                                       Accumulated
                                                        Cost           Depreciation           Net
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
                                                    ===========        ===========        ===========

3. OTHER INVESTMENTS

The Company's other investments includes equity interests in various partnerships whose purpose is to invest in growth oriented enterprises. No single investment exceeds 5% of the Company's total assets. And the Company's ownership interest in any one partnership does not exceed 3% of the total partnership equity. The carrying value of these investments is the lower of cost or fair value.

During 1999 the Company committed to contribute approximately $3.5 million to these partnerships of which $1.2 million was funded in 1999. Subsequent to year end, the Company has invested an additional $750,000 in a similar limited partnership.

Also included in other investments is CII's 49% equity interest in T.G. I.F. Texas, Inc. (T.G.I.F.). T.G.I.F. is a closely-held Texas Corporation which owns one net leased property in Louisiana and holds promissory notes receivable from it's shareholders, including CII and Maurice Wiener, the Chairman of the Company. See Notes 4 and 6 for discussion on notes payable to T.G. I.F. and notes payable by Mr. Wiener to T.G.I.F.

                                  Carrying Values as of December 31,
                                     ----------------------------
         Description                    1999               1998
                                     ----------        ----------
         Partnerships                $3,251,988        $1,960,084
         T.G.I.F. Texas, Inc.         2,551,365         2,392,963
         Other                          740,000           250,000
                                     ----------        ----------
         Totals                      $6,543,353        $4,603,047
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

Under the Agreement, the Advisor is entitled to receive a monthly fee of $55,000 plus annual incentive compensation equal to the sum of 10% of net realized capital gains and extraordinary items of income for that year and 10% of the amount, if any, by which net profits of the Company for such fiscal year exceeded 8% per annum of the Average Net Worth of the Company, as defined. The Advisor is also entitled to a monthly fee of 20% of the amount of any unrefunded commitment fees received by the Company with respect to mortgage loans and other commitments which the Company was not required to fund and which expired within the next preceding calendar month.

For the years ended December 31, 1999 and 1998, approximately $1,025,000 and $792,000, respectively, was earned by the Advisor in fees of which approximately $365,000 and $132,000, respectively, was for incentive compensation. The Advisor also received management fees from certain affiliates and/or subsidiaries of the Company in the amount of approximately $30,000 in 1999 and 1998.

At December 31, 1999 and 1998 the Company had amounts due from the Advisor of approximately $157,000 and $11,000, respectively. This amount bears interest at prime plus 1% and is due on demand. At December 31, 1999 and 1998, the Company had amounts due from Courtland Group, Inc. (the former advisor) of approximately $253,000 and $233,000, respectively. This amount bears interest at Prime +1% and is due on demand.

Effective December 1, 1999, the Advisor began leasing it's executive offices from CII pursuant to a lease agreement. This lease agreement is at the going market rate for similar property and calls for base rent of $48,000 per year payable is equal monthly installments. Additionally, the Advisor is responsible for all property insurance, utilities, maintenance and security expenses relating to the leased premises. The lease term is five years.

The Company, via its 75% owned joint venture (SBA), has a note receivable from Transco (a 46% shareholder of the Company) of $300,000 plus accrued interest of approximately $144,000 and $175,000 as of December 1999 and 1998, respectively. This note bears interest at the prime rate and is due on demand.

Mr. Wiener, Chairman of the Company, is an 18% shareholder and the chairman and director of T.G.I.F. Texas, Inc., a 49% owned affiliate of CII (See Note 3). As of December 31, 1999 and 1998, T.G.I.F. had amounts due from Mr. Wiener in the amount of approximately $520,000 and $388,000, respectively. These amounts are due on demand and bear interest at the prime rate. Furthermore, the Advisor receives a management fee of $18,000 per year from T.G.I.F. CII has amounts due to T.G.I.F. of approximately $3.4 million and $3.2 million as of December 31, 1999 and 1998, respectively. These amounts bear interest at the prime rate and principal and interest are due on demand. T.G.I.F. owns 10,000 shares of the Company's common stock purchased at market value in 1996.

As previously reported, the Company made certain claims and took certain actions against Lee Gray, a former officer and Director of the Company, Norman A. Fieber, a former Director of the Company, and certain related parties. The Company's claims and actions arose from the failure of Messrs. Gray and Fieber to disclose Mr. Gray's and Mr. Gray's sister's interest in the Company's HMG-Fieber Wallingford Associates and HMG-Fieber Associates joint ventures (the "Joint Ventures") and the inquiry into Messrs. Gray's and Fieber's failure to disclose Mr. Gray's and Mr. Gray's sister's interest in HMG-Fieber Associates by a Special Committee appointed by the Board of Directors.

HMG Courtland Properties, Inc. v. Lee Gray et al (the "Delaware Litigation").
On July 2, 1997, the Company filed suit in the Court of Chancery of Delaware in and for New Castle County against Lee Gray (individually and as a partner in Martine Avenue Associates), Norman A. Fieber (individually and as a partner in NAF Associates), Betsy Gray Saffell (Lee Gray's sister)(individually and as a partner in Martine Avenue Associates), Martine Avenue Associates, (a New York general partnership in which Mr. Gray and Mrs. Saffell are the general partners)("Martine"), NAF Associates (a Connecticut general partnership in which Mr. Fieber and Martine are general partners, and the Company's joint venture partner in HMG-Fieber Associates ("NAF"), and The Jim Fieber Trust (a trust for beneficiaries including Mr. Fieber and Martine, and the Company's joint venture partner in HMG-Fieber Wallingford Associates, which has James A. Fieber, son of Norman A. Fieber, as trustee (the "Trust"). NAF and the Trust were dismissed from the case because the Delaware court determined that it did not have personal jurisdiction over those two entities.

On July 12, 1999, the Delaware Court of Chancery found that Norman Fieber and Lee Gray breached their fiduciary duties of loyalty and care and defrauded the Company. On August 31, 1999 the Court issued a final order and judgment. The monetary award to the Company was $4,538,294 of which Mr. Lee Gray, Mrs. Betsy Gray Saffell and Mr. Norman Fieber are jointly and severally liable for $3,340,776. Mr. Lee Gray is also liable for the balance of the award in the amount of $1,197,518. Of the total amount of the award, approximately $4,159,000 has been collected (plus post judgement interest of approximately $76,000). HMG is continuing in its efforts to collect the remaining balance of approximately

$380,000 (plus post judgement interest) which Lee Gray is solely liable pursuant to the Court's order. Approximately $200,000 was paid to Transco pursuant to a sharing agreement with the Company and is reflected as a reduction to income from litigation.

The HMG-Fieber joint venture has been restructured in view of the divestiture of Lee Gray's interest and the limitations on the ongoing participation of Norm Fieber pursuant to the Order of the Court. HMG's interest in the joint venture was increased from 65% to approximately 70% and HMG is the managing representative of the venture.

Lee Gray v. HMG/Courtland Properties, Inc. et al (the "Florida Litigation"). On January 7, 2000, this lawsuit was withdrawn against the Company and its officers and directors. The following summarizes the lawsuit.

On May 22, 1997, Lee Gray, a former director and officer and a shareholder of the Company and a former officer and director and a shareholder of Courtland Group, Inc. ("CGI"), which served as the Company's advisor pursuant to an advisory agreement which expired December 31, 1997, filed suit in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida against the following defendants: (i) the Company; (ii) all of the directors and certain of the officers of the Company and of CGI; (iii) CGI; and (iv) HMG Advisory Corp., a Delaware corporation that has served as the Company's advisor since January 1, 1998.

In his lawsuit, Mr. Gray, individually and derivatively as a shareholder of CGI, alleged, among other things, that his removal as an officer of the Company, his failure to be nominated for reelection as Director of the Company, his subsequent removal as an officer and director of CGI and the Board of Directors' decision not to renew the Company's former advisory agreement with CGI, were the product of a conspiracy involving certain officers and Directors of the Company and of CGI who wanted to force Mr. Gray out of the Company and CGI, and to terminate the Company's advisory agreement with CGI, for their own financial gain. Mr. Gray also alleged that he was libeled in the discussion of the inquiry and the results thereof in certain documents, including documents filed with the Securities and Exchange Commission. Mr. Gray sought money damages, punitive damages, and temporary and permanent injunctive relief.

On July 10, 1997, the Company filed a motion to dismiss the portion of the lawsuit directed against it and its directors. The motion to dismiss was granted on November 18, 1997. On December 1, 1997, Mr. Gray filed an amended complaint that sought to reinstate the libel claim against the Company. The Company moved to dismiss the amended complaint and the motion was denied. The parties then agreed to stay this suit pending the outcome of the Delaware litigation described above.


5.  INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities consist primarily of large capital corporate equity securities in varying industries. These securities are classified as available-for-sale and carried at fair value, based on quoted market price. The value of any single security does not exceed 4% of the total value of the portfolio. The net unrealized gains or losses on these investments are reported as a separate component of stockholders' equity. Gross unrealized gains on available-for-sale securities as of December 31, 1999 and 1998 were approximately $1,280,000 and $161,000, respectively. Gross unrealized losses as of December 31, 1999 and 1998 were approximately $195,000 and $45,000, respectively.

Gross gains on sales of marketable securities of approximately $2,940,000 and $423,000 were realized during the years ended December 31, 1999 and 1998, respectively. Approximately $2.5 million of the 1999 gain was realized upon the sale of one security received by CII from one of its privately held partnerships. Gross losses of approximately $228,000 and $75,000 were realized during the years ended December 31, 1999 and 1998, respectively. Gross gains and losses are based on the average cost method of determining cost.

As of December 31, 1999, the Company (through CII) has sold securities of two publicly-traded companies for which the delivery of such securities was pending at year end. These securities are held by one of the aforementioned privately-held partnerships in which CII is a limited partner. CII has received or expects to receive these securities in 2000. As a result of these sales the Company has recorded a liability to deliver securities to its broker of approximately $1.2 million and restricted cash of approximately $2.3 million pending the delivery of the securities.

6. MORTGAGES AND NOTES PAYABLES

                                                                                                  December 31,
                                                                                         ------------------------------
                                                                                            1999                 1998
                                                                                         ----------          ----------
Collateralized by Investment Properties (Note 2)
------------------------------------------------
         Land Held for Development:
          Mortgage loan payable, interest at 1% over prime (9.5% at December
          31, 1999) payable monthly.  Principal  payment of $213,000 due in
          June 2000 with remaining balance due at maturity 2001                          $  381,310          $  568,000

          Mortgage loan payable, interest at prime plus 1.75% payable monthly
          with all principal due June 1999                                                       --             221,340

          Mortgage loan payable, interest at 1% over prime payable quarterly
          with principal due on demand                                                      500,000                  --

         Partnerships owning hotel and club facility and yacht slips:
          Mortgage loan payable with interest fixed at 7.75% through September
          30, 2003 Monthly payments of principal and interest based on
          25-year amortization.  All outstanding principal due at maturity on
          September 30, 2008                                                              4,429,265           4,490,411

          Note payable to individual with interest rate fixed at 7%.  Payment
          of principal and interest annually, with maturity in July 2002                     75,000                  --

         Partnership owning shopping center:
          Mortgage loan payable with interest fixed at 9.75% payable monthly
          with principal due at maturity in November 2001                                   300,000             300,000

          Mortgage loan payable with interest fixed at 9.75% payable monthly
          with principal due at maturity in February 2001                                   350,000             350,000

         Office building:
          Mortgage loan payable, interest at 9.25% for the first five years, then fixed at the then prime rate plus 3/4%.  Payment of principal
          and interest monthly with maturity in August 2007                                 411,326             420,071

         Other:
          Note payable to affiliate (T.G.I.F.), interest at prime (8.50% at
          December 31, 1999) payable annually in January. Principal outstanding
          due on demand                                                                   3,361,577           3,205,307
                                                                                         ----------          ----------
         Totals                                                                          $9,808,478          $9,555,129
                                                                                         ==========          ==========

A summary of scheduled principal repayments or reductions for all types of notes and mortgages payable is as follows:

           Year ending December 31,                           Amount
           -----------------------------------------------------------
                    2000                                    $4,181,475
                    2001                                       930,696
                    2002                                       120,226
                    2003                                       103,065
                    2004                                       111,551
                    2005 and thereafter                      4,361,465
                                                            ----------
                                Total                       $9,808,478
                                                            ==========

The 2000 principal repayments are expected to be satisfied with proceeds from sales of real estate, distributions from investments, available cash or such debt may be refinanced.

7.  INCOME TAXES
The components of income before income taxes and the effect of adjustments to tax computed at the federal statutory rate for the year ended December 31, 1999 were as follows:

    Income before income taxes                                $5,029,000
    ---------------------------------------------------------------------
    Computed tax at federal statutory rate of 34%              1,710,000
    Change in valuation allowance from CII which files
    separate tax return (see below)                             (869,000)
    State taxes, net of federal income tax benefit                98,000
    Utilization of net operating loss carryforward              (514,000)
    Other items, net                                              40,000
    ---------------------------------------------------------------------
    Provision for income taxes                                  $465,000
    =====================================================================
    Effective tax rate                                                9%
    =====================================================================

Deferred taxes and current provision cannot be offset because the deferred taxes relate to CII, which files a separate tax return. The provision for income taxes relates to the Company (excluding CII), which qualifies as a real estate investment trust and does not record deferred taxes due to its ability to distribute taxable income to its shareholders..

Deferred tax assets and liabilities of CII reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by income tax law. A valuation allowance is recognized to reduce deferred tax assets to the amounts more likely than not to be realized. As of December 31, 1999 and 1998, the components of the deferred tax assets and liabilities are as follows:

                                                As of December 31, 1999           As of December 31, 1998
                                                      Deferred tax                     Deferred tax
                                             ----------------------------------------------------------------
                                                 Assets        Liabilities        Assets        Liabilities
                                             ---------------  --------------   --------------  --------------
     Net operating loss carryforward             $1,344,000                       $2,100,000
     Excess of book basis of 49%-owned
        corporation over tax basis                                  441,000                          382,000
     Other                                          407,000          67,000          410,000          16,000
     Valuation allowance                         (1,243,000)                      (2,112,000)
                                             ---------------  --------------   --------------  --------------
     Totals                                        $508,000        $508,000         $398,000        $398,000
                                             ===============  ==============   ==============  ==============

The change in the valuation allowance between December 31, 1999 and 1998 was an decrease of $869,000.

8.  STOCK-BASED COMPENSATION

The Company has a fixed stock option plan which is described below. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for the plan. Under APB Opinion 25, if the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation is recognized.

In July 1991, the shareholders approved the 1990 Stock Option Plan (which expires in November 2000) for the issuance of options to the officers and directors of the Company. Under the 1990 Plan, options were authorized to be granted to purchase 120,000 common shares at no less than 100% of the fair market value at the date of grant. Options may be exercised at any time within ten years from the date of grant and are not transferable. Options expire upon termination of employment, except to a limited extent in the event of retirement, disability or death of the optionee.

FASB Statement 123, Accounting for Stock-Based Compensation, requires the Company to provide proforma information regarding net income and net income per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in FASB Statement 123. There were no options granted during the years ended December 31, 1999 and 1998, and therefore, under the accounting provisions of FASB Statement 123, the Company's proforma net income (loss) and net income (loss) per share would not differ.

A summary of the status of the Company's fixed stock option plan as of December 31, 1999 and 1998, and changes during the years ending on those dates are presented below:

                                           As of December 31, 1999         As of December 31, 1998
                                        ----------------------------------------------------------------
                                          Shares    Weighted-Average       Shares     Weighted-Average
                                                        Exercise                          Exercise
                                                          Price                             Price
  ------------------------------------------------------------------------------------------------------
  Outstanding at beginning of year        70,000          $5.13           75,000            $5.12
  Granted                                   --             --               --               --
  Exercised                                 --             --               --               --
  Forfeited                                 --             --             (5,000)           $5.00

  ------------------------------------------------------------------------------------------------------

  Outstanding at end of year              70,000          $5.13           70,000            $5.13

  ------------------------------------------------------------------------------------------------------

  Options exercisable at year-end         70,000          $5.13           70,000            $5.13
  Weighted average fair value of            --             --               --                -
    options granted during the year
  ======================================================================================================

The following table summarizes information about fixed stock options outstanding at December 31, 1999:



                          Options Outstanding                                       Options Exercisable
------------------------------------------------------------------------      ---------------------------------
                                         Weighted
       Range                             -Average         Weighted              Number              Weighted
        of                Number         Remaining        -Average            Exercisable           -Average
     Exercise         outstanding at    Contractual       Exercise                 at               Exercise
      Prices             12/31/99          Life             Price              12/31/99               Price
================================================================================================================
   $3.75 - $5.50          70,000          .9 years          $5.13                 70,000            $5.13


9.  OPERATING LEASES AS LESSOR

Grove Isle Lease. In November 1996, GIA terminated its lease with GICI and entered into a long-term lease with an unrelated tenant, Westgroup Grove Isle Associates, Ltd. ("Westgroup"). GIA and GICI also entered into a Master Agreement with Westgroup whereby among other things Westgroup assumed the operations of the Grove Isle hotel and club.

The initial term of the lease is ten years and calls for annual net base rent $880,000 before the 1999 Amendment (see below), plus real estate taxes and property insurance, payable in monthly installments. In addition to the base rent, Westgroup shall also pay GIA participation rent consisting of a portion of Westgroup's operating surplus, as defined in the lease agreement. Participation rent is due at end of each lease year. No participation rent was due in 1999 and 1998. Furthermore, also as previously reported, in consideration for GICI relinquishment of its rights in and to the original lease with GIA, GIA agreed to pay to GICI the sum of $200,000 for each year that the Westgroup lease is in good standing and has also assigned to GICI the aforementioned participation rent due from Westgroup. In November 1999 and 1998, GIA paid GICI $200,000 as per agreement. This amount is eliminated in consolidation.

In December 1999, the lease was amended and restated in consideration of Westgroup's substantial efforts in improving the facility and investing capital beyond the amounts required by the lease. As of December 31, 1999, Westgroup has invested approximately $5.2 million in the form of capital improvements to the facility. GIA agreed to reduce the amount of base rent due by $480,000 ("Reduced Rent"), which Reduced Rent will be taken over a period of 20 months beginning in December 1999. After fully utilizing the Reduced Rent (by August 2001) annual base rent will be $918,400. The lease amendment also calls for an increase in base rent commencing January 1, 2002 in accordance with changes in the Consumer Price Index ("CPI"). Concurrently, participation rent will be reduced by the amount by which base rent increases solely as a result of CPI increases for the lease year.

During 1997 and in conjunction with the aforementioned agreements, GIA advanced $500,000 to the principal owner of the tenant of the Grove Isle property. GIA received a promissory note bearing interest at 8% per annum with interest payments due quarterly beginning on July 1, 1997 and all principal due at maturity in 2006. All interest payments due in 1999 and 1998 have been received.

Minimum lease payments receivable. The Company leases its commercial and industrial properties under agreements for which substantially all of the leases specify a base rent and a rent based on tenant sales (or other benchmark) exceeding a specified percentage. Such percentage rent approximated $32,000 and $37,000 in 1999 and 1998, respectively.

These leases are classified as operating leases and generally require the tenant to pay all costs associated with the property. Minimum annual rentals on noncancellable leases in effect at December 31, 1999, are as follows:


          Year ending December 31,                                   Amount
          ----------------------------------------------------       ------
                    2000                                          $1,321,000
                    2001                                           1,304,000
                    2002                                           1,217,000
                    2003                                           1,123,000
                    2004                                           1,126,000
                    Subsequent years                               2,838,000
                                                               -------------
                                Total                             $8,929,000
                                                                  ==========

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.


                                    Part III.


Item 9.   Directors, Executive Officers and Control Persons.
-----------------------------------------------------------
Listed below is certain information relating to the executive officers and directors of the Company:


                                                   Principal Occupation and Employment other than With
                                                            the Company During the Past Five
Name and Office                         Age                 Years - Other Directorships
Maurice Wiener; Chairman of the          58    Chairman of the Board and Chief Executive Officer of the  Advisor;
Board of Directors and Chief                   Executive Trustee, Transco; Director, T.G.I.F. Texas, Inc.;
Executive Officer                              Chairman of the Board and Chief Executive Officer of Courtland
                                               Group, Inc.

Lawrence I. Rothstein; Director,         47    Director, President and Secretary of the Advisor ; Trustee and Vice
President, Treasurer and Secretary             President of Transco; Director, President and Secretary of
                                               Courtland Group, Inc. Vice President and Secretary, T.G.I.F. Texas,
                                               Inc.

Carlos Camarotti; Vice                   39    Vice President - Finance and Assistant Secretary of the Advisor;
President-Finance and Assistant                Vice President - Finance and Assistant Secretary of Courtland
Secretary                                      Group, Inc.

Bernard Lerner; Vice President           57    Vice President of the Advisor; Vice President of Courtland Group,
                                               Inc.

Walter Arader; Director                  78    President, Arader, Herzig and Associates Inc. (financial management consultants); Director, Pep Boys-Manny, Moe & Jack; Director,
                                               Unitel Video; Former Secretary of Commerce, Commonwealth of
                                               Pennsylvania.

Harvey Comita; Director                  70    Business Consultant; Trustee of Transco Realty Trust; President and
                                               Director of Pan-Optics, Inc. (1971-1991); Director of  Mediq,
                                               Incorporated (1981-1991);

John B. Bailey; Director                 73    Real Estate Consultant; Retired CEO, Landauer Associates, Inc.
                                               (Real Estate Consultants) (1977-1988).

Except as previously discussed, all executive officers of the Company were elected to their present positions to serve until their successors are elected and qualified at the 1999 annual organizational meeting of directors immediately following the annual meeting of shareholders. All directors of the Company were elected to serve until the next annual meeting of shareholders and until the election and qualification of their successors.

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

Stock Options. In July 1991, the shareholders approved the 1990 Stock Option Plan (the "Plan"). The Plan, which is non-qualified and expires in 2000, is intended to provide incentives to the directors and employees (the "employees") of the Company as well as to enable the Company to obtain and retain the services of such employees. The Plan is administered by a Stock Option Committee (the "Committee") appointed by the Board of Directors. The Committee selects those key officers and employees of the Company to whom options for shares of common stock of the Company shall be granted. The Committee determines the purchase price of shares deliverable upon exercise of an option; such price may not, however, be less than 100% of the fair market value of a share on the date the option is granted. Payment of the purchase price may be made in cash, Company stock, or by delivery of a promissory note, except that the par value of the stock must be paid in cash or Company stock. Shares purchased by delivery of a note must be pledged to the Company. Shares subject to an option may be purchased by the optionee within ten years from the date of the grant of the option. However, options automatically terminate if the optionee's employment with the Company terminates other than by reason of death, disability or retirement. Further, if, within one year following exercise of any option, an optionee terminates his employment other than by reason of death, disability or retirement, the shares acquired upon exercise of such option must be sold to the Company at a price equal to the lesser of the purchase price of the shares or their fair market value.

As of December 31, 1999, 70,000 options have been granted, of which none have been exercised, and 15,000 options are reserved for issuance under the Plan, of which none have been granted.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

Set forth below is certain information concerning common stock ownership by directors, directors and officers as a group, and holders of more than 5% of the outstanding common stock.

                                                           Shares Held as of March 24, 2000
                                                           --------------------------------
                                      Shares Owned by         Additional Shares in Which
                                      Named Persons &          the named Person Has, or
                                       Members of His        Participates in, the Voting       Total Shares &
Name                                      Family(1)              or Investment Power(2)         Percent of Class
-----------------------------------------------------------------------------------------------------------------
Maurice Wiener                           35,100  (4)                   541,830  (3)          576,930       52%
Lawrence Rothstein                       25,000  (4)                   541,830  (3)          566,830       51%
Walter G. Arader                         12,800  (4)                         0                12,800        1%
John B. Bailey                            7,100  (4)                         0                 7,100            *
Harvey Comita                             5,000  (4)                   477,300  (6)          482,300       43%
All 7 Directors and                      95,000  (4)                   541,830  (3)          636,830       57%
Officers as a Group

Emanuel Metz                             59,500                              0                59,500        5%
CIBC Oppenheimer Corp.
One World Financial Center
200 Liberty Street
New York, NY  10281

Transco Realty Trust                    477,300  (5)                         0               477,300       43%
1870 S. Bayshore Drive
Coconut Grove, FL  33133

*    Less than 1 %


______________________

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

(5) Mr. Wiener holds approximately 32% and 40% of the stock of Transco and Courtland Group Inc., respectively, and may therefore be deemed to be the beneficial owner of the shares of the Company held by Transco and Courtland Group, Inc.
(6) This number represents the number of shares held by Transco Realty Trust, of which Mr. Comita is a Trustee.

Item 12. Certain Relationships and Related Transactions. The following discussion describes the organizational structure of the Company's subsidiaries and affiliates.

Transco Realty Trust ("Transco").
Transco is a publicly-held 46% shareholder of the Company.

HMG Advisory Corp. (the "Advisor").
The Advisor is majority owned by Maurice Wiener, its Chairman and CEO. As of December 31, 1999 and 1998 the Advisor owed the Company approximately $157,000 and $11,000, respectively. Such sum bears interest at the prime rate plus 1% and is due on demand.

Effective December 1, 1999, the Advisor began leasing it's executive offices from CII pursuant to a lease agreement. This lease agreement is at the going market rate for similar property and calls for base rent of $48,000 per year payable in equal monthly installments. Additionally, the Advisor is responsible for all property insurance, utilities, maintenance and security expenses relating to the leased premises. The lease term is five years.

Courtland Group, Inc. ("CGI").
CGI served as the Company's investment Advisor until January 1, 1998 and owns approximately 21% of Transco's stock and owns approximately 5% of the Company's common stock. As of December 31, 1999 and 1998, CGI owed the Company approximately $233,000 and $205,000, respectively. Such sums bear interest at the prime rate plus 1% and are due on demand.

Courtland Investments, Inc. ("CII").
As previously reported, the Company holds a 95% non-voting interest and Masscap Investment Company ("Masscap") holds a 5% voting interest in CII. In May 1998, the Company and Masscap entered into a written agreement in order to confirm and clarify the terms of their previous continuing arrangement with regard to the ongoing operations of CII, all of which provide the Company with complete authority over all decision making relating to the business, operation, and financing of CII consistent with its status as a real estate investment trust.

CII and its wholly-owned subsidiary own 100% of Grove Isle Club, Inc., Grove Isle Yacht Club Associates and Grove Isle Marina, Inc. CII also owns 15% of Grove Isle Associates, Ltd., and the other 85% is owned by the Company.

HMG-Fieber Associates ("Fieber").
The Company owns approximately 70% interest in Fieber and the other 30% is owned by NAF Associates ("NAF").

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

Transco. As of December 31, 1999, the Company has a note and accrued interest receivable from Transco of $444,000 compared to $475,000 as of December 31, 1998. This note bears interest at the prime rate and is due on demand.(See Item
1. Business- South Bayshore Associates).

CII - T.G.I.F. Texas, Inc.
CII owns approximately 49% of the outstanding shares of T.G.I.F. Texas, Inc. ("T.G.I.F."). Mr. Wiener is a director and chairman of T.G.I.F. and owns, directly and indirectly, approximately 18% of the outstanding shares of T.G.I.F. As of December 31, 1999 and 1998, T.G.I.F. had amounts due from Mr. Wiener of approximately $520,000 and $388,000, respectively. These amounts are due on demand and bear interest at the prime rate. Also, T.G.I.F. owns 10,000 shares of the Company at $5 per share which was the market value at the time of purchase. The Advisor receives a management fee of $18,000 per year from T.G.I.F.

As of December 31, 1999 and 1998, CII owed approximately of $3.4 million and $3.2 million, respectively to T.G.I.F. All advances between CII and T.G.I.F. are due on demand and bear interest at the prime rate plus 1%.

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

        (b)   Reports on Form 8-K:

              On October 8, 1999 the Company filed a report of Form 8-K relating to the previously reported legal proceedings and the announcement that the Company will invest up to $500,000 in HMG's common stock through stock repurchases.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HMG/Courtland Properties, Inc.

March 24, 2000                     By: /s/ Maurice Wiener
                                       ---------------------
                                       Maurice Wiener
                                       Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Maurice Wiener                                            March 24, 2000
-------------------------------
Maurice Wiener
Chairman of the Board
Chief Executive Officer


/s/ Lawrence I. Rothstein                                     March 24, 2000
-------------------------------
Lawrence I. Rothstein
Director,  President, Treasurer & Secretary


/s/ Walter G. Arader                                          March 24, 2000
-------------------------------
Walter G. Arader, Director


/s/ John B. Bailey                                            March 24, 2000
-------------------------------
John B. Bailey, Director


/s/ Harvey Comita                                             March 24, 2000
-------------------------------
Harvey Comita, Director


/s/ Carlos Camarotti                                          March 24, 2000
-------------------------------
Carlos Camarotti
Vice President - Finance and Controller

                                  EXHIBIT INDEX
                                   Description

(3)      (a)      Restated Certificate of Incorporation                      Incorporated by reference to Exhibit 3(a) to
                                                                             the Company's 1987 Report on Form 10-KSB (the
                                                                             "1987 Form 10-KSB").
         (b)      By-laws                                                    Incorporated by reference to Exhibit 6.1 to
                                                                             the Registration Statement of Hospital
                                                                             Mortgage Group, Inc. on Form S-14, No. 2-64,
                                                                             789, filed July 2, 1979.
(10)     (a)      1990 Incentive Stock Option Plan of HMG/Courtland          Incorporated by reference to Exhibit 10(j) to
                  Properties, Inc.                                           the 1991 Form 10-KSB.

(b)      Amended and restated lease agreement between Grove Isle             Incorporated by reference to Exhibit 10(d) to
         Associates, Ltd. and Westgroup Grove Isle Associates, Ltd.          the 1996 Form 10-KSB.
         dated November 19, 1996.

(c)      Master agreement between Grove Isle Associates, Ltd. Grove Isle     Incorporated by reference to Exhibit 10(e) to
         Club. Inc., Grove Isle Investments, Inc. and Westgroup Grove Isle   the 1996 Form 10-KSB.
         Associates, Ltd. dated November 19, 1996.

(d)      Agreement Re: Lease Termination between Grove Isle Associates,      Incorporated by reference to Exhibit 10(f) to
         Ltd. And Grove Isle Club, Inc. dated November 19, 1996.             the 1996 Form 10-KSB.

(e)      Advisory Agreement between the Company and HMG Advisory Corp.       Incorporated by reference to Exhibit 10(h) to
         effective January 1, 1998.                                          the 1997 From 10-KSB.

(f)      Amended and restated agreement between NAF Associates and the       Filed herewith.
         Company, dated August 31, 1999.

(g)      Amendment to amended and restated lease agreement between Grove     Filed herewith.
         Isle Associates, Ltd. and Westgroup Grove Isle Associates, Ltd.
         dated December 10, 1999.

(h)      Lease agreement between Courtland Investments, Inc. and HMG         Filed herewith.
         Advisory Corp. dated December 1, 1999.

(22)     Subsidiaries of the Company:

HMG-FIEBER ASSOCIATES, a Connecticut Joint Venture
SOUTH BAYSHORE ASSOCIATES, a Florida Joint Venture
HMG FASHION SQUARE, INC., a Florida Corporation
FASHION SQUARE PARTNERSHIP, a Florida Partnership
COURTLAND INVESTMENTS, INC., a Delaware Corporation
GROVE ISLE INVESTMENTS, INC., a Florida Corporation
GROVE ISLE YACHT CLUB ASSOCIATES., a Florida Joint Venture
GROVE ISLE ASSOCIATES, LTD., a Florida Limited Partnership
GROVE ISLE CLUB, INC., a Florida Corporation
HMG HOUSTON GROVE, INC., a Texas Corporation
THE GROVE TOWNE CENTER-TEXAS, LTD. , a Texas Limited Partnership
260 RIVER CORP., a Vermont Corporation
FASHION SQUARE OWNER'S ASSOCIATION, a Florida Corporation
COURTLAND KEY WEST, INC., a Florida Corporation

                                  Exhibit Index

Description                                                     Reference

Amended and restated agreement between NAF Associates           Exhibit 10(f)
and the Company, dated August 31, 1999
Amendment to amended and restated lease agreement               Exhibit 10(g)
between Grove Isle Associates, Ltd. and Westgroup Grove
Isle Associates, Ltd. dated December 10, 1999
Lease agreement between Courtland Investments, Inc. and         Exhibit 10(h)
HMG Advisory Corp. dated December 1,1999.