Form 10QSB
period 2000-03-31
HMG COURTLAND PROPERTIES INC
filed 2000-05-15
CIK 311817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

                          Commission file number 1-7865

                         HMG/COURTLAND PROPERTIES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                           59-1914299
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

 1870 S. Bayshore Drive, Coconut Grove, Florida             33133
--------------------------------------------------------------------------------
       (Address of principal executive                    (Zip Code)
               offices)

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

1,040,185 Common shares were outstanding as of April 30, 2000.

                         HMG/COURTLAND PROPERTIES, INC.

                                      Index

                                                                           PAGE
                                                                          NUMBER

PART I.  Financial Information

         Item 1.   Financial Statements

         Condensed Consolidated Balance Sheets as of
         March 31, 2000 (Unaudited) and December 31, 1999.....................1

         Condensed Consolidated Statements of Operations for the
         Three Months Ended March 31, 2000 and 1999 (Unaudited)...............2

         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 2000 and 1999 (Unaudited)...............3

         Notes to Condensed Consolidated Financial Statements (Unaudited).....4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................6

PART II. Other Information
         Item 1.   Legal Proceedings . . . ...................................8
         Item 6.   Reports on Form 8-K........................................8


Cautionary Statement. This Form 10-QSB contains certain statements relating to future results of the Company that are considered "forward-looking statements" within the meaning of the Private Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions; interest rate fluctuation; competitive pricing pressures within the Company's market; equity and fixed income market fluctuation; technological change; changes in law; changes in fiscal, monetary, regulatory and tax policies; monetary fluctuations as well as other risks and uncertainties detailed elsewhere in this Form 10-QSB or from time-to-time in the filings of the Company with the Securities and Exchange Commission. Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES                                            Part I Financial Information
                                                                                            Item I Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                         (UNAUDITED)
                                                                          March 31,                    December 31,
                                                                             2000                          1999
                                                                             ----                          ----
                                    ASSETS
Investment Properties, net of accumulated depreciation:
  Commercial and Industrial                                                      $3,058,927                    $3,097,027
  Hotel and Club Facility                                                         5,812,079                     5,924,872
  Yacht Slips                                                                     1,676,244                     1,699,853
  Land Held for Development                                                       2,451,404                     2,451,404
                                                                    ------------------------     -------------------------
                       Total investment properties, net                          12,998,654                      13173156


Investments in Marketable Securities                                              5,075,972                     4,166,747
Other Investments                                                                 8,002,852                     6,543,353
Cash and Cash Equivalents                                                         3,671,661                     3,410,476
Cash Restricted Pending Delivery of Securities                                      358,525                     2,268,559
Loans, Notes and Other Receivables                                                  819,464                     1,319,420
Notes and Advances Due From Related Parties                                         979,113                       925,130
Other Assets                                                                        483,182                       355,643
                                                                    ------------------------     -------------------------
                                 TOTAL ASSETS                                   $32,389,423                   $32,162,484
                                                                    ========================     =========================



                                 LIABILITIES
Accounts Payable and Accrued Expenses                                              $747,001                      $971,098
Mortgages and Notes payable                                                       9,790,811                     9,808,478
Sales of Securities Pending Delivery                                              1,220,575                     1,215,355
Income taxes payable                                                                465,000                       465,000
Other Liabilities                                                                   242,393                       879,844
                                                                    ------------------------     -------------------------
                              TOTAL LIABILITIES                                  12,465,780                    13,339,775


Minority Interests                                                                  343,573                       372,729
                                                                    ------------------------     -------------------------

                             STOCKHOLDERS' EQUITY
Preferred Stock, no par value; 2,000,000 shares
   authorized; none issued
Common Stock, $1 par value; 1,500,000 shares authorized;
   1,245,635 shares issued                                                        1,245,635                     1,245,635
Additional Paid-in Capital                                                       26,283,222                    26,283,222
Undistributed Gains From Sales of Real Estate, net of losses                     37,314,284                    37,314,284
Undistributed Losses From Operations                                            (44,686,796)                  (46,095,572)
Accumulated other comprehensive income                                              988,114                     1,084,775
                                                                    ------------------------     -------------------------
                                                                                 21,144,459                    19,832,344
Less:  Treasury Stock, at cost (205,450 and 165,000 shares as of
            March 31, 2000 and December 31, 1999, respectively)                  (1,564,389)                   (1,382,364)

                                                                    ------------------------     -------------------------
                          TOTAL STOCKHOLDERS' EQUITY                             19,580,070                    18,449,980


                                                                    ------------------------     -------------------------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $32,389,423                   $32,162,484
                                                                    ========================     =========================

See notes to condensed consolidated financial statements


                                      (1)

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                            (UNAUDITED)

                                                                                     Three months ended
                              REVENUES                                                    March 31,
                                                                                  2000                   1999
                                                                     ------------------------------------------
  Rentals and related revenue                                                    $415,211             $433,089
  Marina revenues                                                                 134,780              161,833
  Net gain from sale of marketable securities                                   1,598,194               94,892
  Gain from other investments                                                      51,890              108,117
  Interest and dividends from invested cash and other                              69,305               52,476
                                                                     ------------------------------------------
                           Total revenues                                       2,269,380              850,407
                                                                     ------------------------------------------

                              EXPENSES
  Operating expenses:
     Rental Properties and other                                                  141,495              162,140
     Marina                                                                        92,374              148,356
     Advisor's fee                                                                165,000              165,000
     General and administrative                                                    48,410               45,974
     Professional fees and expenses                                                20,741              297,520
     Directors' fees and expenses                                                  11,880                8,587
     Depreciation and amortization                                                181,522              227,836
                                                                     ------------------------------------------
                      Total operating expenses                                    661,422            1,055,413

  Interest expense                                                                223,152              191,956
  Minority partners' interests in operating
        gains of consolidated entities                                             84,414               20,005
                                                                     ------------------------------------------
                           Total expenses                                         968,988            1,267,374
                                                                     ------------------------------------------

  Income (loss) before sales of real estate and income
         from litigation                                                        1,300,392             (416,967)

  Gain on sales of real estate, net                                                                    199,576

  Income from litigation                                                          108,384

                                                                     ------------------------------------------
Net income (loss)                                                              $1,408,776            ($217,391)
                                                                     ==========================================


Net Income (Loss) Per Common Share:
     Basic                                                                          $1.30               ($0.20)
                                                                                    =====               =======
     Diluted                                                                        $1.29               ($0.20)
                                                                                    =====               =======



See notes to condensed consolidated financial statements




                                      (2)

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (UNAUDITED)

                                                                                                 Three months ended
                                                                                                       March 31,
                                                                                             2000                     1999
                                                                                      ------------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                          $1,408,776               ($217,391)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization                                                              181,522                 227,836
     Gain from other investments                                                                (51,890)               (108,117)
     Gain on sales of real estate, net                                                                                 (199,576)
     Net gain from sales of marketable securities                                            (1,598,194)                (94,892)
     Minority partners' interest in operating gains                                              84,414                  20,005
     Changes in assets and liabilities:
       Decrease (increase) in other assets                                                       21,414                  (4,531)
       Increase in due from affiliates                                                          (53,983)                (32,707)
       (Decrease) increase in accounts payable and accrued expenses                            (224,097)                205,074
       Increase (decrease) in other liabilities                                                (637,452)                  5,878
                                                                                      ------------------       -----------------
    Total adjustments                                                                        (2,278,266)                 18,970
                                                                                      ------------------       -----------------
    Net cash used in operating activities                                                      (869,490)               (198,421)
                                                                                      ------------------       -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Aquisitions and improvements of properties                                                     (171)                 (5,032)
    Net proceeds from disposals of properties                                                                           494,314
    Increase in  mortgage loans, notes and other receivables                                   (109,128)                (31,503)
    Decrease in  mortgage loans, notes and other receivables                                    161,031                  17,786
    Contributions to other investments, net of distributions                                 (1,407,609)               (213,464)
    Net proceeds from sales and redemptions of securities                                     2,015,813                 273,608
    Decrease in restricted cash from sales of securities pending delivery                     1,915,254
    Increased investments in marketable securities                                           (1,423,505)               (327,574)
                                                                                      ------------------       -----------------
    Net cash provided by investing activities                                                 1,151,685                 208,135
                                                                                      ------------------       -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of mortgages and notes payables                                                   (17,667)               (239,080)
    Distributions to minority partners                                                           (3,343)                 (1,875)
                                                                                      ------------------       -----------------
    Net cash used in financing activities                                                       (21,010)               (240,955)
                                                                                      ------------------       -----------------

    Net increase (decrease) in cash and cash equivalents                                        261,185                (231,241)

    Cash and cash equivalents at beginning of the period                                      3,410,476               1,834,365

    Cash and cash equivalents at end of the period                                           $3,671,661              $1,603,124
                                                                                      ==================       =================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                                     $160,000                $131,000
                                                                                      ==================       =================

See notes to consolidated financial statements

                                      (3)

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 1999. The balance sheet as of December 31, 1999 was derived from audited financial statements as of that date. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.


2. INVESTMENTS IN MARKETABLE SECURITIES

         Investments in marketable securities are composed primarily of large capital corporate equity securities in varying industries. These securities are classified as available-for-sale and carried at fair value, based on quoted market prices. The net unrealized gains or losses on these investments are reported as a separate component of stockholders' equity. Gross unrealized gains on available-for-sale securities as of March 31, 2000 were approximately $1,307,000. Gross unrealized losses as of March 31, 2000 were approximately $306,000.

         Gross gains on sales of marketable securities of approximately $1,638,000 and $96,000 were realized during the three months ended March 31, 2000 and 1999, respectively. Gross losses of approximately $40,000 and $1,000 were realized during the three months ended March 31, 2000 and 1999, respectively. Gross gains and losses are based on the average cost method of determining cost, net of incentive fee.


3. COMPREHENSIVE INCOME

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


Accumulated Other Comprehensive Income
Balance as of January 1, 2000.........................$1,084,775
Changes in First Quarter..............................   (96,661)
                                                      ----------
Balance as of March 31, 2000..........................$  988,114
                                                      ==========



                                      (4)

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)

3. PURCHASE OF MINORITY PARTNERSHIP INTEREST

         On January 1, 2000 the Company purchased the 10% minority partnership interest in Fashion Square Partnership for approximately $266,000 which was paid for by the cancellation of a promissory note in the same amount.

4. BASIC AND DILUTED EARNINGS PER SHARE

         Basic and diluted earnings per share for the three months ended March 31, 2000 and 1999 are computed as follows:

                                             March 31, 2000      March 31, 1999
                                               -----------        -----------
Basic:
     Net Income (loss)                          $1,408,776          ($217,391)
     Weighted average shares outstanding         1,080,190          1,100,235
                                               -----------        -----------
  Basic earnings (loss) per share                    $1.30             ($0.20)
                                               ===========        ===========

Diluted:
     Net Income (loss)                          $1,408,776          ($217,391)
     Weighted average shares outstanding         1,080,190          1,100,235
     Options to acquire common stock                 8,884                 --
                                               -----------        -----------
  Diluted weighted average common shares         1,089,074          1,100,235
  Diluted earnings (loss) per share                  $1.29             ($0.20)
                                               ===========        ===========


                                      (5)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The Company reported net income of approximately $1,409,000 or ($1.30 per share) for the three months ended March 31, 2000. This is as compared with a net loss of approximately $217,000 (or $.20 per share) for the three months ended March 31, 1999. Total revenues for the three months ended March 31, 2000, as compared with the same period in 1999, increased by approximately $1,419,000 (or 167%). Total expenses for the three months ended March 31, 2000, as compared with the same period in 1999, decreased by approximately $298,000 (or 23%). There were no sales of real estate for the three months ended March 31, 2000, as compared with gains of approximately $200,000 for the three months ended March 31, 1999.

REVENUES
         Marina revenues for the three months ended March 31, 2000 were approximately $135,000. This is as compared with approximately $162,000 for the same comparable period in 1999. This decrease of approximately $27,000 (or 17%) for the three month comparable period was primarily the result of the closing of the marina ships store in March 1999.

         Net gain from the sale of marketable securities for the three months ended March 31, 2000 was approximately $1,598,000. This is as compared with approximately $95,000 for the same comparable period in 1999. This increase of approximately $1,503,000 (or 1,584%) for the three month comparable period was primarily the result of the sale of two securities which were distributed to the Company from one of its investments in privately held partnerships.

         Gain from unconsolidated investments for the three months ended March 31, 2000 was approximately $52,000. This is as compared with approximately $108,000 for the same periods in 1999. This decrease of approximately $56,000 (or 52%) for the three month comparable periods were primarily attributable to non recurring gain recognized in 1999 relating to one of it's investments in privately held partnership.

         Interest and dividends from invested cash and other for the three months ended March 31, 2000 was approximately $69,000. This is as compared with approximately $52,000 for the same comparable period in 1999. This increase of approximately $17,000 (or 32%) for the three month comparable period was primarily the result of increased dividend income from investments in marketable securities.


EXPENSES
         Operating expenses of rental properties and other for the months ended March 31, 2000 was approximately $141,000. This is as compared with approximately $162,000 for the same period in 1999. This decrease of approximately $20,000 (or 13%) for the three month comparable period were primarily the result of lower insurance costs relating to the Grove Isle property.

         Marina related expenses for the three months ended March 31, 2000 was approximately $92,000. This is as compared with approximately $148,000 for the same period in 1999. The decrease of approximately $56,000 (or 38%) for the three months comparable period was primarily attributable to lower operating costs.

                                      (6)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         Professional fees for the three months ended March 31, 2000 were approximately $21,000. This is as compared with approximately $297,000 for the same period in 1999. The decrease of approximately $277,000 (or 93%) for the comparable period was the result of decreased legal fees as the result of the culmination of previously reported litigation.


         Depreciation and amortization expense for the three months ended March 31, 2000 was approximately $181,000. This is as compared with approximately $228,000 for the same period in 1999. This decrease of approximately $47,000 (or 20%) for the three month comparable period was primarily due to decreased depreciation of furniture and fixtures owned by Grove Isle Club, Inc. ("GICI").

         Interest expense for the three months ended March 31, 2000 was approximately $223,000. This is as compared with approximately $192,000 for the same period in 1999. The increase of approximately 31,000 (or 16%) for the three month comparable period was attributable to increased amounts due to TGIF Texas, Inc. and temporary increases in margin balances.

         Minority partners' interest in operating gains of consolidated entities for the three months ended March 31, 2000 was approximately $84,000. This is as compared with approximately $20,000 for the same comparable period in 1999. This increase of approximately $64,000 for the three month comparable period was primarily the result of increased income from 95%-owned Courtland Investments, Inc.

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

MATERIAL COMPONENTS OF CASH FLOWS
         For the three months ended March 31, 2000, net cash provided by investing activities was approximately $1,152,000. This was comprised primarily of net proceeds from the sales and redemptions of securities of approximately $2,016,000 and a decrease in cash restricted pending delivery of securities of approximately $1,915,000. These increases were partially offset by uses of cash resulting from increased investments in marketable securities of approximately $1,423,000 and increased net contributions to other investments of approximately $1,408,000.

         For the three months ended March 31, 2000, net cash used in financing activities was approximately $21,000. This consisted primarily of principal payments of mortgages and notes payable.



                                      (7)

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         As previously reported, on August 31, 1999 the court issued a final order and judgement in favor of the Company relating to it's litigation with two former Directors. The monetary award to the Company was $4,538,294. Of the total amount of the award, $4,363,148 which includes 40,450 shares of the Company'stock (plus post judgement interest of $76,955) has been collected. The Company is continuing in its efforts to collect the remaining balance of $175,146 (plus post judgement interest) pursuant to the court's order.

Item 6. Exhibits and Reports on Form 8-K

         (a) There were no reports on Form 8-K filed for the quarter ended March 31, 2000.





















                                      (8)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HMG/COURTLAND PROPERTIES, INC.
                                    ------------------------------






Dated: May 12, 2000
                                    Lawrence Rothstein
                                    Director, President, Treasurer &
                                    Secretary





Dated: May 12, 2000
                                    Carlos Camarotti
                                    Vice President - Finance and Controller














                                      (9)