Form 10QSB
period 2000-06-30
HMG COURTLAND PROPERTIES INC
filed 2000-08-14
CIK 311817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended    June 30, 2000
                                  -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

1,019,135 Common shares were outstanding as of July 31, 2000.

                         HMG/COURTLAND PROPERTIES, INC.

                                      Index


                                                                          PAGE
                                                                         NUMBER

PART I.  Financial Information

         Item 1.   Financial Statements

         Condensed Consolidated Balance Sheets as of
         June 30, 2000 (Unaudited) and December 31, 1999....................1

         Condensed Consolidated Statements of Operations for the
         Three and Six Months Ended June 30, 2000 and 1999 (Unaudited)......2

         Condensed Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 2000 and 1999 (Unaudited)................3

         Notes to Condensed Consolidated Financial Statements (Unaudited)...4

         Item 2.  Management's Discussion and Analysis of Financial
         -------
                      Condition and Results of Operations...................6

PART II. Other Information
         Item 1.   Legal Proceedings .......................................9
         -------
         Item 6.   Reports on Form 8-K......................................9
         -------


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


HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES                                                Part I Financial Information
------------------------------------------------                                                 Item I Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                            (UNAUDITED)
                                                                              June 30,                    December 31,
                                                                                2000                          1999
                                                                                ----                          ----
                                    ASSETS
Investment Properties, net of accumulated depreciation:
  Commercial and Industrial                                                      $3,020,862                    $3,097,027
  Hotel and Club Facility                                                         5,707,033                     5,924,872
  Yacht Slips                                                                     1,652,635                     1,699,853
  Land Held for Development                                                       2,200,608                     2,451,404
                                                                   -------------------------     -------------------------
                       Total investment properties, net                          12,581,138                    13,173,156


Investments in Marketable Securities                                              5,664,536                     4,166,747
Other Investments                                                                 8,592,408                     6,543,353
Cash and Cash Equivalents                                                         2,499,345                     3,410,476
Cash Restricted Pending Delivery of Securities                                    1,162,964                     2,268,559
Loans, Notes and Other Receivables                                                  819,589                     1,319,420
Notes and Advances Due From Related Parties                                         896,886                       925,130
Other Assets                                                                        735,514                       355,643
                                                                   -------------------------     -------------------------
                                 TOTAL ASSETS                                   $32,952,380                   $32,162,484
                                                                   =========================     =========================



                                 LIABILITIES
Accounts Payable and Accrued Expenses                                              $736,985                      $971,098
Mortgages and Notes payable                                                       9,433,980                     9,808,478
Sales of Securities Pending Delivery                                                635,435                     1,215,355
Income taxes payable                                                                465,000                       465,000
Other Liabilities                                                                   711,185                       879,844
                                                                   -------------------------     -------------------------
                              TOTAL LIABILITIES                                  11,982,585                    13,339,775


Minority Interests                                                                  389,408                       372,729
                                                                   -------------------------     -------------------------

                             STOCKHOLDERS' EQUITY
Preferred Stock, no par value; 2,000,000 shares
   authorized; none issued
Common Stock, $1 par value; 1,500,000 shares authorized;
   1,245,635 shares issued                                                        1,245,635                     1,245,635
Additional Paid-in Capital                                                       26,283,222                    26,283,222
Undistributed Gains From Sales of Real Estate, net of losses                     37,561,172                    37,314,284
Undistributed Losses From Operations                                            (43,370,713)                  (46,095,572)
Accumulated other comprehensive income                                              520,185                     1,084,775
                                                                   -------------------------     -------------------------
                                                                                 22,239,501                    19,832,344
Less:  Treasury Stock, at cost (226,500 and 165,000 shares as of
            June 30, 2000 and December 31, 1999, respectively)                   (1,659,114)                   (1,382,364)
                                                                   -------------------------     -------------------------
                          TOTAL STOCKHOLDERS' EQUITY                             20,580,387                    18,449,980


                                                                   -------------------------     -------------------------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $32,952,380                   $32,162,484
                                                                   =========================     =========================

                                  See notes to condensed consolidated financial statements

                                                             1

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                               (UNAUDITED)
                                                                     Three months ended                       Six months ended
                                REVENUES                                  June 30,                                 June 30,
                                                                     2000           1999                      2000         1999
                                                              --------------------------------------------------------------------
  Rentals and related revenue                                     $423,136       $406,468                  $838,347      $839,557
  Marina revenues                                                  123,589        112,474                   258,369       274,307
  Net gain from sale of marketable securities                      966,435        131,726                 2,564,628       226,618
  Unrealized gain from sales of securities pending delivery        391,521                                  391,521
  (Loss) gain from other investments                               (22,187)        35,562                    29,703       143,679
  Interest and dividends from invested cash and other               99,045         55,389                   168,350       107,865
                                                              --------------------------------------------------------------------
                             Total revenues                      1,981,539        741,619                 4,250,918     1,592,026
                                                              --------------------------------------------------------------------

                                EXPENSES
  Operating expenses:
     Rental Properties and other                                   155,528        138,594                   297,023       300,734
     Marina                                                         97,267         88,576                   189,641       236,932
     Advisor's fee                                                 165,000        165,000                   330,000       330,000
     General and administrative                                     41,562         74,172                    89,972       120,146
     Professional fees and expenses                                 49,122        852,419                    69,863     1,149,939
     Directors' fees and expenses                                    9,883         11,868                    21,763        20,455
     Depreciation and amortization                                 178,428        224,466                   359,950       452,302
                                                              --------------------------------------------------------------------
                        Total operating expenses                   696,790      1,555,095                 1,358,212     2,610,508

  Interest expense                                                 212,992        195,082                   436,144       387,038
  Minority partners' interests in operating
        gains (losses) of consolidated entities                     31,015        (22,757)                  115,429        (2,752)
                                                              --------------------------------------------------------------------
                             Total expenses                        940,797      1,727,420                 1,909,785     2,994,794
                                                              --------------------------------------------------------------------

  Income (loss) before sales of real estate and income
         from litigation                                         1,040,742       (985,801)                2,341,133    (1,402,768)

  Gain on sales of real estate, net                                246,888        167,802                   246,888       367,378

  Income from litigation                                           275,342                                  383,726

                                                              --------------------------------------------------------------------
Net income (loss)                                               $1,562,972      ($817,999)               $2,971,747   ($1,035,390)
                                                              ====================================================================


Net Income (Loss) Per Common Share:
     Basic                                                           $1.50         ($0.74)                    $2.80        ($0.94)
                                                                     =====         =======                    =====        =======
     Diluted                                                         $1.48         ($0.74)                    $2.77        ($0.94)
                                                                     =====         =======                    =====        =======

                                     See notes to condensed consolidated financial statements


                                                                2

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (UNAUDITED)
                                                                                                     Six months ended
                                                                                                        June 30,
                                                                                              2000                     1999
                                                                                      ------------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                          $2,971,747             ($1,035,390)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization                                                              359,950                 452,302
     Gain from other investments                                                                (29,703)               (143,679)
     Gain on sales of real estate, net                                                         (246,888)               (367,378)
     Net gain from sales of marketable securities                                            (2,564,628)               (226,618)
     Unrealized gain from sales of securities pending delivery                                 (391,521)
     Minority partners' interest in operating gains (losses)                                    115,429                  (2,752)
     Changes in assets and liabilities:
       Increase in other assets                                                                (250,883)                (94,209)
       Increase (decrease) in due from affiliates                                                28,244                 (53,343)
       (Decrease) increase in accounts payable and accrued expenses                            (234,113)              1,104,942
       (Decrease) increase in other liabilities                                                (168,659)                 28,129
                                                                                      ------------------       -----------------
    Total adjustments                                                                        (3,382,772)                697,394
                                                                                      ------------------       -----------------
    Net cash used in operating activities                                                      (411,025)               (337,996)
                                                                                      ------------------       -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Aquisitions and improvements of properties                                                   (5,168)                 (1,693)
    Net proceeds from disposals of properties                                                   522,414                 801,135
    Increase in  mortgage loans, notes and other receivables                                   (453,394)                (35,999)
    Decrease in  mortgage loans, notes and other receivables                                    410,447                  69,093
    Contributions to other investments, net of distributions                                 (2,019,352)               (468,611)
    Net proceeds from sales and redemptions of securities                                     3,396,995                 633,597
    Decrease in restricted cash from sales of securities pending delivery                     1,105,595
    Net decreases in sales of securities pending delivery                                      (188,399)
    Increased investments in marketable securities                                           (2,894,746)               (560,453)
                                                                                      ------------------       -----------------
    Net cash (used in) provided by investing activities                                        (125,608)                437,069
                                                                                      ------------------       -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of mortgages and notes payables                                                  (374,498)               (444,174)
    Additions to mortgages and notes payables                                                                           500,000
    Distributions to minority partners                                                                                    2,598
                                                                                      ------------------       -----------------
    Net cash (used in) provided by financing activities                                        (374,498)                 58,424
                                                                                      ------------------       -----------------

    Net (decrease) increase in cash and cash equivalents                                       (911,131)                157,497

    Cash and cash equivalents at beginning of the period                                      3,410,476               1,834,365
                                                                                      ------------------       -----------------

    Cash and cash equivalents at end of the period                                           $2,499,345              $1,991,862
                                                                                      ==================       =================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                                     $286,000                $264,000
                                                                                      ==================       =================

                                     See notes to condensed consolidated financial statements


                                                                3

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals), which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 1999. The balance sheet as of December 31, 1999 was derived from audited financial statements as of that date. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2.   NEW ACCOUNTING PRONOUNCEMENTS
             In March 2000 the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation 44), Accounting for Certain Transactions Involving Stock Compensation. Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock-Based Compensation. Interpretation 44 is effective July 1, 2000, with certain provisions that are effective retroactively to December 15, 1998 and January 12, 2000. Interpretation 44 is not expected to have an impact on the Company's financial statements.

3.   GAIN ON SALES OF REAL ESTATE
             In April 2000, The Grove Towne Center-Texas, Ltd. sold approximately 1.9 acres of vacant land located in Houston, Texas for approximately $591,000. The Company recognized a net gain of approximately $247,000.

4.   INVESTMENTS IN MARKETABLE SECURITIES
             Investments in marketable securities are composed primarily of large capital corporate equity securities in varying industries. These securities are classified as available-for-sale and carried at fair value, based on quoted market prices. The net unrealized gains or losses on these investments are reported as a separate component of stockholders' equity. Gross unrealized gains on available-for-sale securities as of June 30, 2000 were approximately $1,440,000. Gross unrealized losses as of June 30, 2000 were approximately $526,000.

             Unrealized gain from sales of securities pending delivery is reported on the statement of operations. For the three and six months ended June 30, 2000 such gains were approximately $391,000. There was no such gain or loss in 1999.

             Gross gains on sales of marketable securities of approximately $982,000 and $2,620,000 were realized during the three and six months ended June 30, 2000, respectively. Gross losses of approximately $16,000 and $55,000 were realized during the three and six months ended June 30, 2000, respectively. Gross gains and losses are based on the average cost method of determining cost, net of incentive fee.

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

5.   PURCHASE OF MINORITY PARTNERSHIP INTERESTS
             On May 31, 2000 the Company purchased the 25% minority partnership interest in The Grove Towne Center-Texas, Ltd. for $275,000.

             On January 1, 2000 the Company purchased the 10% minority partnership interest in Fashion Square Partnership for approximately $266,000. This was paid for by the cancellation of a promissory note in the same amount.

6.   BASIC AND DILUTED EARNINGS PER SHARE
             Basic and diluted earnings per share for the three and six months ended June 30, 2000 and 1999 are computed as follows:

                                                For the three months ended      For the six months ended
                                                         June 30,                    June 30,
                                                    2000           1999         2000           1999
                                                    ----           ----         ----           ----
            Basic:
            Net Income (loss)                       $1,562,972    ($817,999)   $2,971,747    ($1,035,390)

Weighted average shares outstanding                  1,039,954     1,100,235    1,060,072       1,100,235
                                               -----------------------------------------------------------

             Basic earnings (loss) per share             $1.50       ($0.74)        $2.80         ($0.94)
                                               ===========================================================


            Diluted:
            Net Income (loss)                       $1,562,972    ($817,999)   $2,971,747    ($1,035,390)

Weighted average shares outstanding                  1,039,954     1,100,235    1,060,072       1,100,235

Options to acquire common stock                         18,381       ---           12,307        ---
                                               -----------------------------------------------------------

Diluted weighted average common shares               1,058,335     1,100,235    1,072,379       1,100,235

             Diluted earnings (loss) per share           $1.48       ($0.74)        $2.77         ($0.94)
                                               ===========================================================

                         HMG/COURTLAND PROPERTIES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
          The Company reported net income of approximately $1,563,000 (or $1.50 per share) and $2,972,000 (or $2.80 per share) for the three and six months ended June 30, 2000, respectively. This is as compared with net losses of approximately $818,000 (or $.74 per share) and $1,035,000 (or $.94 per share) for the three and six months ended June 30, 1999, respectively. Total revenues for the three and six months ended June 30, 2000, as compared with the same periods in 1999, increased by approximately $1,240,000 (or 167%) and $2,659,000 (or 167%), respectively. Total expenses for the three and six months ended June 30, 2000, as compared with the same periods in 1999, decreased by approximately $787,000 (or 46%) and $1,085,000 (or 36%), respectively. Gain on sales of real estate for the three and six months ended June 30, 2000 was approximately $247,000, as compared with approximately $168,000 and $367,000 for the three and six months ended June 30, 1999, respectively.

REVENUES
          Net gains from the sale of marketable securities for the three and six months ended June 30, 2000 were approximately $966,000 and $2,565,000, respectively. This is as compared with approximately $132,000 and $227,000 for the same comparable periods in 1999. These increases of approximately $835,000 (or 634%) and $2,338,000 (or 1,032%), respectively, for the three and six month comparable periods were primarily the result of the sale of two securities which were distributed to Courtland Investments, Inc. from one of its investments in a privately-held partnership.

          Unrealized gain from sales of securities pending delivery for the three and six months ended June 30, 2000 was approximately $391,000. There was no such gain or loss in 1999.

          (Loss) gain from other investments for the three and six months ended June 30, 2000 were approximately ($22,000) and $30,000, respectively. This is as compared with approximately $36,000 and $144,000, respectively, for the same periods in 1999. These decreases of approximately $58,000 (or 162%) and $114,000 (or 79%) for the three and six month comparable periods were primarily attributable to a loss of $75,000 on the redemption of a mortgage fund in June 2000.

          Interest and dividends from invested cash and other for the three and six months ended June 30, 2000 were approximately $99,000 and $168,000, respectively. This is as compared with approximately $55,000 and $108,000, respectively, for the same periods in 1999. These increases of approximately $44,000 (or 80%) and $60,000 (or 56%) for the three and six month comparable periods were primarily the result of increased dividend income from investments in marketable securities.

EXPENSES
          Operating expenses of rental properties and other for the three and six months ended June 30, 2000 were approximately $156,000 and $297,000, respectively. This is as compared with approximately $139,000 and $301,000, respectively, for the same periods in 1999. The increase in the three months comparable periods of approximately $17,000 (or 12%) was primarily the result of lower insurance costs relating to the Grove Isle property and lower real estate taxes relating to the Grove Towne Center-Texas, Ltd. land. The change in the six-month comparable periods was not significant.

                         HMG/COURTLAND PROPERTIES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

          Marina related expenses for the three and six months ended June 30, 2000 were approximately $97,000 and $190,000, respectively. This is as compared with approximately $89,000 and $237,000, respectively, for the same periods in 1999. The decrease in the six months comparable periods of approximately $47,000 (or 20%) was primarily attributable to lower operating costs due to the closing of the marina store in March 1999. The increase in the three-month comparable periods of approximately $8,000 (or 9%) was the result of higher operating costs of the marina.

          General and administrative expenses for the three and six months ended June 30, 2000 were approximately $42,000 and $90,000, respectively. This is as compared with approximately $74,000 and $120,000, respectively, for the same periods in 1999. These decreases of approximately $33,000 (or 44%) and $30,000 (or 25%), respectively, for the three and six months comparable periods were attributable to decreased state taxes.

          Professional fees for the three and six months ended June 30, 2000 were approximately $49,000 and $70,000, respectively. This is as compared with approximately $852,000 and $1,150,000, respectively, for the same periods in 1999. These decreases of approximately $803,000 (or 94%) and $1,080,000 (or 94%), respectively, for the three and six months comparable periods were attributable to decreased legal fees as a result of the culmination of previously reported litigation.

          Depreciation and amortization expense for the three and six months ended June 30, 2000 was approximately $178,000 and $360,000, respectively. This is as compared with approximately $224,000 and $452,000, respectively, for the same periods in 1999. These decreases of approximately $46,000 (or 21%) and $92,000 (or 20%), respectively, for the three and six months comparable periods were primarily due to decreased depreciation of furniture and fixtures owned by Grove Isle Club, Inc. ("GICI"). The majority of GICI's fixed assets have reached their useful life and are fully depreciated.

          Interest expense for the three and six months ended June 30, 2000 was approximately $213,000 and $436,000, respectively. This is as compared with approximately $195,000 and $387,000, respectively, for the same periods in 1999.These increases of approximately $18,000 (or 9%) and $49,000 (13%), respectively, for the three and six months comparable periods were primarily due to increased amounts due to TGIF Texas, Inc. and increases in margin balances.

          Minority partners' interests in operating gains (losses) of consolidated entities for the three and six months ended June 30, 2000 were approximately $31,000 and $115,000, respectively. This is as compared with approximately ($23,000) and ($3,000) for the same comparable periods in 1999. These increases of approximately $54,000 and $118,000 for the three and six months comparable periods were primarily the result of increased income from 95%-owned Courtland Investments, Inc.

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

                         HMG/COURTLAND PROPERTIES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


MATERIAL COMPONENTS OF CASH FLOWS
          For the six months ended June 30, 2000, net cash used in investing activities was approximately $126,000. This was comprised primarily of increased investments in marketable securities of approximately $2,895,000, contributions to other investments of approximately $2,019,000, increased receivables of approximately $453,000 and net decreases in sales of securities pending delivery of approximately $188,000. These amounts were partially offset by net proceeds from sales and redemptions of securities of approximately $3,397,000, decreased restricted cash from sales of security pending delivery of approximately $1,106,000, decrease in receivables of approximately $410,000 and net proceeds from the disposals of property of approximately $522,000.

           For the six months ended June 30, 2000, net cash used in financing activities was approximately $374,000, which consisted of approximately $374,000 of repayments of mortgages payable.

NEW ACCOUNTING PRONOUNCEMENTS
          In March 2000 the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation 44), Accounting for Certain Transactions Involving Stock Compensation. Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock-Based Compensation. Interpretation 44 is effective July 1, 2000, with certain provisions that are effective retroactively to December 15, 1998 and January 12, 2000. Interpretation 44 is not expected to have an impact on the Company's financial statements.

PART II.   OTHER INFORMATION

Item 1.     Legal Proceedings
         As previously reported, on August 31, 1999 the court issued a final order and judgment in favor of the Company relating to its litigation with two former Directors. The monetary award to the Company was $4,538,294. The total amount of the award plus $79,427 in post judgment interest has been collected.

Item 6.     Exhibits and Reports on Form 8-K

              (a) There were no reports on Form 8-K filed for the quarter ended June 30, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HMG/COURTLAND PROPERTIES, INC.






Dated:   August 14, 2000
                                   Lawrence Rothstein
                                   Director, President, Treasurer & Secretary





Dated:   August 14, 2000
                                   Carlos Camarotti
                                   Vice President - Finance and Controller