Form 10QSB
period 2000-09-30
HMG COURTLAND PROPERTIES INC
filed 2000-11-13
CIK 311817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended        September 30, 2000
                              --------------------------

                                       OR

/X/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                         Commission file number 1-7865

                         HMG/COURTLAND PROPERTIES, INC.
           ----------------------------------------------------------
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

     Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes    x       No
                         -----        -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
                                                   Yes          No
                                                       -----       -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

1,089,135 Common shares were outstanding as of October 31, 2000.

                         HMG/COURTLAND PROPERTIES, INC.

                                      Index


                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I.  Financial Information

         Item 1.   Financial Statements

         Condensed Consolidated Balance Sheets as of
         September 30, 2000 (Unaudited) and December 31, 1999..................1

         Condensed Consolidated Statements of Operations for the
         Three and Nine Months Ended September 30, 2000 and 1999
         (Unaudited)...........................................................2

         Condensed Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 2000 and 1999 (Unaudited).............3

         Notes to Condensed Consolidated Financial Statements (Unaudited)......4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..........................7

PART II. Other Information
         Item 1.   Legal Proceedings . . . ...................................10
         Item 6.   Reports on Form 8-K........................................10


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

CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------

                                                                            (UNAUDITED)
                                                                           September 30,        December 31,
                                                                               2000                 1999
                                                                           ------------         ------------
                                    ASSETS
Investment Properties, net of accumulated depreciation:
  Commercial and Industrial                                                  $2,984,472           $3,097,027
  Hotel and Club Facility                                                     5,618,148            5,924,872
  Yacht Slips                                                                 1,299,468            1,699,853
  Land Held for Development                                                   2,194,891            2,451,404
                                                                           ------------         ------------
                       Total investment properties, net                      12,096,979           13,173,156


Investments in Marketable Securities                                          6,230,986            4,166,747
Other Investments                                                             9,040,195            6,543,353
Cash and Cash Equivalents                                                     1,621,214            3,410,476
Cash Restricted Pending Delivery of Securities                                1,525,273            2,268,559
Loans, Notes and Other Receivables                                            1,016,422            1,319,420
Notes and Advances Due From Related Parties                                     916,488              925,130
Other Assets                                                                    772,645              355,643
                                                                           ------------         ------------
                                 TOTAL ASSETS                               $33,220,202          $32,162,484
                                                                           ============         ============



                                 LIABILITIES
Accounts Payable and Accrued Expenses                                          $739,492             $971,098
Mortgages and Notes payable                                                   9,385,574            9,808,478
Sales of Securities Pending Delivery                                          1,357,914            1,215,355
Income taxes payable                                                            241,000              465,000
Other Liabilities                                                               942,966              879,844
                                                                           ------------         ------------
                              TOTAL LIABILITIES                              12,666,946           13,339,775


Minority Interests                                                              344,299              372,729
                                                                           ------------         ------------

                             STOCKHOLDERS' EQUITY
Preferred Stock, no par value; 2,000,000 shares
   authorized; none issued
Common Stock, $1 par value; 1,500,000 shares authorized;
   1,315,635 and 1,245,635 shares issued and outstanding
   as of September 30, 2000 and December 31, 1999, respectively               1,315,635            1,245,635
Additional Paid-in Capital                                                   26,571,972           26,283,222
Undistributed Gains From Sales of Real Estate, net of losses                 37,609,862           37,314,284
Undistributed Losses From Operations                                        (42,621,997)         (46,095,572)
Dividends paid                                                               (1,089,135)
Notes receivable - exercised stock options                                     (288,750)
Accumulated other comprehensive income                                          370,484            1,084,775
                                                                           ------------         ------------
                                                                             21,868,071           19,832,344
Less:  Treasury Stock, at cost (226,500 and 165,000 shares as of
            September 30, 2000 and December 31, 1999, respectively)          (1,659,114)          (1,382,364)
                                                                           ------------         ------------

                          TOTAL STOCKHOLDERS' EQUITY                         20,208,957           18,449,980
                                                                           ------------         ------------

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $33,220,202          $32,162,484
                                                                           ============         ============

See notes to condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES
------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------

                               (UNAUDITED)
                                                                       Three months ended                Nine Months ended
                               REVENUES                                   September 30,                    September 30,
                                                                      2000             1999            2000             1999
                                                                      ----             ----            ----             ----
  Rentals and related revenue                                       $424,543         $409,141       $1,262,890       $1,248,698
  Marina revenues                                                    115,204          114,612          373,573          388,919
  Net gain from sale of marketable securities                        484,962          940,130        3,049,590        1,166,748
  Unrealized gain from sales of securities pending delivery          267,861                           659,382
  Gain from other investments                                         54,802           40,969           84,505          184,648
  Interest and dividends from invested cash and other                202,839           64,123          371,189          171,988
                                                                  -------------------------------------------------------------
                             Total revenues                        1,550,211        1,568,975        5,801,129        3,161,001
                                                                  -------------------------------------------------------------

                                EXPENSES
  Operating expenses:
     Rental Properties and other                                     153,476          139,201          450,499          439,935
     Marina                                                           95,402           94,062          285,043          330,994
     Advisor's fee                                                   165,000          165,000          495,000          495,000
     General and administrative                                       67,590           51,720          157,562          171,866
     Professional fees and expenses                                   45,559          289,757          115,422        1,439,696
     Directors' fees and expenses                                     12,974           12,846           34,737           33,301
     Depreciation and amortization                                   177,267          220,502          537,217          672,804
                                                                  -------------------------------------------------------------
                        Total operating expenses                     717,268          973,088        2,075,480        3,583,596

  Interest expense                                                   215,983          210,866          652,127          597,904
  Minority partners' interests in operating
        gains of consolidated entities                                92,244            3,325          207,673              573
                                                                  -------------------------------------------------------------
                             Total expenses                        1,025,495        1,187,279        2,935,280        4,182,073
                                                                  -------------------------------------------------------------

  Income (loss) before sales of real estate, income from
         litigation and taxes                                        524,716          381,696        2,865,849       (1,021,072)

  Gain on sales of real estate, net                                   48,690          276,582          295,578          643,960

  Income from litigation                                                            3,375,847          383,726        3,375,847
                                                                  -------------------------------------------------------------

  Income before income taxes                                         573,406        4,034,125        3,545,153        2,998,735

  Benefit from income taxes                                          224,000                           224,000
                                                                  -------------------------------------------------------------

Net income                                                          $797,406       $4,034,125       $3,769,153       $2,998,735
                                                                  =============================================================


Net Income Per Common Share:
     Basic                                                             $0.75            $3.67            $3.57            $2.73
                                                                 ===========      ===========      ===========      ===========
     Diluted                                                           $0.74            $3.67            $3.53            $2.73
                                                                 ===========      ===========      ===========      ===========

See notes to condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES
------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------

                  (UNAUDITED)
                                                                                       Nine months ended
                                                                                         September 30,
                                                                                   2000              1999
                                                                               -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $3,769,153        $2,998,735
   Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
     Depreciation and amortization                                                 537,217           672,804
     Gain from other investments                                                   (84,505)         (184,648)
     Gain from sale of yacht slips                                                (119,420)
     Gain on sales of real estate, net                                            (295,578)         (643,960)
     Net gain from sales of marketable securities                               (3,049,590)       (1,166,748)
     Unrealized gain from sales of securities pending delivery                    (659,382)
     Minority partners' interest in operating gains (losses)                       207,673               573
     Changes in assets and liabilities:
       Increase in other assets                                                   (294,713)         (124,812)
       Increase (decrease) in due from affiliates                                    8,642          (230,939)
       (Decrease) increase in accounts payable and accrued expenses               (231,606)          851,614
       Increase (decrease) in other liabilities                                     63,122           (88,600)
       Decrease in income taxes payable                                           (224,000)
                                                                               -----------       -----------
    Total adjustments                                                           (4,142,140)         (914,716)
                                                                               -----------       -----------
    Net cash (used in) provided by operating activities                           (372,987)        2,084,019
                                                                               -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Aquisitions and improvements of properties                                     (28,824)         (152,049)
    Net proceeds from disposals of properties                                      840,889         1,315,158
    Increase in  mortgage loans, notes and other receivables                      (507,698)          (50,469)
    Decrease in  mortgage loans, notes and other receivables                       432,916            60,402
    Contributions to other investments, net of distributions                    (2,412,337)         (913,083)
    Net proceeds from sales and redemptions of securities                        4,486,086         1,770,071
    Decrease in restricted cash from sales of securities pending delivery          743,286
    Net increases in sales of securities pending delivery                          801,941
    Increased investments in marketable securities                              (4,215,026)       (1,138,019)
                                                                               -----------       -----------
    Net cash  provided by investing activities                                     141,233           892,011
                                                                               -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of mortgages and notes payables                                     (422,904)         (461,034)
    Additions to mortgages and notes payables                                                        575,000
    Exercised stock options                                                         70,000
    Dividends paid                                                              (1,089,135)
    Net distributions to minority partners                                        (115,469)           (2,297)
                                                                               -----------       -----------
    Net cash (used in) provided by financing activities                         (1,557,508)          111,669
                                                                               -----------       -----------

    Net (decrease) increase in cash and cash equivalents                        (1,789,262)        3,087,699

    Cash and cash equivalents at beginning of the period                         3,410,476         1,834,365
                                                                               -----------       -----------

    Cash and cash equivalents at end of the period                              $1,621,214        $4,922,064
                                                                               ===========       ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                        $521,000          $409,000
                                                                               ===========       ===========

See notes to condensed consolidated financial statements

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     -------------------------------------------
             In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals), which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 1999. The balance sheet as of December 31, 1999 was derived from audited financial statements as of that date. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2.   NEW ACCOUNTING PRONOUNCEMENTS
     -----------------------------
             In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation 44), Accounting for Certain Transactions Involving Stock Compensation. Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock-Based Compensation. Interpretation 44 was effective July 1, 2000, with certain provisions that were effective retroactively to December 15, 1998 and January 12, 2000. Adoption of Interpretation 44 did not have an impact on the Company's financial statements.

3.   GAIN ON SALES OF REAL ESTATE
     ----------------------------
             In April 2000, The Grove Towne Center-Texas, Ltd. sold approximately 1.9 acres of vacant land located in Houston, Texas for approximately $591,000. The Company recognized a net gain of approximately $247,000.

             In July 2000, Courtland Investments sold approximately 2.4 acres of vacant land located in Stoughton, Massachusetts for approximately $70,000. The Company recognized a net gain of approximately $49,000.

4.   INVESTMENTS IN MARKETABLE SECURITIES
     ------------------------------------
             Investments in marketable securities are composed primarily of large capital corporate equity securities in varying industries. These securities are classified as available-for-sale and carried at fair value, based on quoted market prices. The net unrealized gains or losses on these investments are reported as a separate component of stockholders' equity. Gross unrealized gains on available-for-sale securities as of September 30, 2000 were approximately $1,127,000. Gross unrealized losses as of September 30, 2000 were approximately $756,000.

             Unrealized gain from sales of securities pending delivery is reported on the statement of operations. For the three and nine months ended September 30, 2000 such gains were approximately $268,000 and $659,000, respectively. There was no such gain or loss in 1999.

             Gross gains on sales of marketable securities of approximately $526,000 and $3,146,000 were realized during the three and nine months ended September 30, 2000, respectively. Gross losses of approximately $41,000 and $96,000 were realized during the three and nine months ended September 30, 2000, respectively. Gross gains and losses are based on the average cost method of determining cost, net of incentive fee.

                                       (4)

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

5.   PURCHASE OF MINORITY PARTNERSHIP INTERESTS
     ------------------------------------------
             On May 31, 2000 the Company purchased the 25% minority partnership interest in The Grove Towne Center-Texas, Ltd. for $275,000.

             On January 1, 2000 the Company purchased the 10% minority partnership interest in Fashion Square Partnership for approximately $266,000. This was paid for by the cancellation of a promissory note in the same amount.

6.   BASIC AND DILUTED EARNINGS PER SHARE
     ------------------------------------
             Basic and diluted earnings per share for the three and nine months ended September 30, 2000 and 1999 are computed as follows:

                                                 For the three months ended   For the nine months ended
                                                        September 30,               September 30,
                                                    2000          1999           2000          1999
                                                    ----          ----           ----          ----
            Basic:
            ------
            Net Income                               $797,406     $4,034,125    $3,769,153     $2,998,735

Weighted average shares outstanding                 1,058,796      1,100,235     1,055,779      1,100,235
                                               -----------------------------------------------------------

             Basic earnings per share                   $0.75          $3.67         $3.57          $2.73
                                               ===========================================================


            Diluted:
            --------
            Net Income                               $797,406     $4,034,125    $3,769,153     $2,998,735

Weighted average shares outstanding                 1,058,796      1,100,235     1,055,779      1,100,235

Options to acquire common stock                        11,818      ---              12,974      ---
                                               -----------------------------------------------------------

Diluted weighted average common shares              1,070,614      1,100,235     1,068,753      1,100,235

             Diluted earnings per share                 $0.74          $3.67         $3.53          $2.73
                                               ===========================================================

                                       (5)

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


7.   STOCKHOLDERS' EQUITY
     --------------------

Dividend
--------
          On August 23, 2000, the Company declared a special non-recurring dividend of $1.00 per share. This dividend was paid on September 14, 2000 to shareholders of record as of September 6, 2000 and qualifies as a dividends paid deduction to offset taxable income for the year ended December 31, 1999.

Stock Options
-------------
          On August 24, 2000, certain officers and directors of the Company exercised all of their stock options and purchased a total of 70,000 shares of the Company's stock for $358,750. The Company received $70,000 in cash and promissory notes for the balance of $288,750. These promissory notes bear interest at 6.18% per annum payable quarterly in arrears on the first day of January, April, July and October. The outstanding principal is due on August 23, 2005 and the notes are collateralized by the stock.







                                       (6)

                         HMG/COURTLAND PROPERTIES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
---------------------
          The Company reported net income of approximately $797,000 (or $.75 per share) and $3,769,000 (or $3.57 per share) for the three and nine months ended September 30, 2000, respectively. This is as compared with net income of approximately $4,034,000 (or $3.67 per share) and $2,999,000 (or $2.73 per share) for the three and nine months ended September 30, 1999, respectively. Total revenues for the three months ended September 30, 2000, as compared with the same period in 1999, decreased by approximately $19,000 (or 1%). Total revenues for the nine months ended September 30, 2000, as compared with the same period in 1999, increased by approximately $2,640,000 (or 84%). Total expenses for the three and nine months ended September 30, 2000, as compared with the same periods in 1999, decreased by approximately $162,000 (or 14%) and $1,247,000 (or 30%), respectively. Gain on sales of real estate for the three and nine months ended September 30, 2000 was approximately $49,000 and $296,000, respectively, as compared with approximately $277,000 and $644,000 for the three and nine months ended September 30, 1999, respectively.

REVENUES
          For the three and nine months ended September 30, 2000 sales of marketable securities resulted in a net gain from the sale of marketable securities of approximately $485,000 and $3,050,000, respectively. This is as compared with approximately $940,000 and $1,167,000 for the same comparable periods in 1999. This represents a decrease of approximately $455,000 (or 48%) for the three-month comparable periods and an increase of approximately $1,883,000 (or 161%) for the nine-month comparable periods.

          Unrealized gain from sales of securities pending delivery for the three and nine months ended September 30, 2000 was approximately $268,000 and $659,000, respectively. There was no such gain or loss in 1999.

          Gain from other investments for the three and nine months ended September 30, 2000 were approximately $55,000 and $85,000, respectively. This is as compared with approximately $41,000 and $185,000, respectively, for the same periods in 1999. The decrease of approximately $100,000 (or 54%) for the nine-month comparable periods was primarily attributable to a non-recurring gain relating to a 1999 distribution to the Company from one of its investments in a privately held partnership. The amount of the change in the nine-month comparable periods is not significant.

          Interest and dividends from invested cash and other for the three and nine months ended September 30, 2000 were approximately $203,000 and $371,000, respectively. This is as compared with approximately $64,000 and $172,000, respectively, for the same periods in 1999. These increases of approximately $139,000 (or 216%) and $199,000 (or 116%) for the three and nine month comparable periods were the result of gains from the sale of yacht slips during the third quarter of 2000 of approximately $119,000 and from increased dividend income from investments in marketable securities.


                                       (7)

                         HMG/COURTLAND PROPERTIES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (Continued)


EXPENSES
          Marina operating expenses for the nine months ended September 30, 2000 were approximately $285,000, as compared with approximately $331,000 for the same period in 1999. This decrease of approximately $46,000 (or 14%) was primarily attributable to lower operating costs due to the closing of the marina store in March 1999. The change in the three-month comparable periods was not significant.

          General and administrative expenses for the three and nine months ended September 30, 2000 were approximately $68,000 and $158,000, respectively. This is as compared with approximately $52,000 and $172,000, respectively, for the same periods in 1999. The increase of approximately $16,000 (or 31%) for the nine-month comparable period was attributable to increased state taxes incurred during the third quarter of 2000. The change in the nine-month comparable periods was not significant.

          Professional fees for the three and nine months ended September 30, 2000 were approximately $46,000 and $115,000, respectively. This is as compared with approximately $290,000 and $1,440,000, respectively, for the same periods in 1999. These decreases of approximately $244,000 (or 84%) and $1,324,000 (or 92%), respectively, for the three and nine months comparable periods were attributable to decreased legal fees as a result of the culmination of previously reported litigation.

          Depreciation and amortization expense for the three and nine months ended September 30, 2000 was approximately $177,000 and $537,000, respectively. This is as compared with approximately $220,000 and $673,000, respectively, for the same periods in 1999. These decreases of approximately $43,000 (or 20%) and $136,000 (or 20%), respectively, for the three and nine months comparable periods were primarily due to decreased depreciation of furniture and fixtures owned by Grove Isle Club, Inc. ("GICI"). The majority of GICI's fixed assets have reached their useful life and are fully depreciated.

          Interest expense for the three and nine months ended September 30, 2000 was approximately $216,000 and $652,000, respectively. This is as compared with approximately $211,000 and $598,000, respectively, for the same periods in 1999.The increase of approximately $54,000 (or 9%) for the nine-month comparable periods was primarily due to increased amounts due to TGIF Texas, Inc. and increases in margin balances.

          Minority partners' interests in operating gains of consolidated entities for the three and nine months ended September 30, 2000 were approximately $92,000 and $208,000, respectively. This is as compared with approximately $3,000 and $600 for the same comparable periods in 1999. These increases of approximately $89,000 and $207,000 for the three and nine months comparable periods were primarily the result of increased income from 95%-owned Courtland Investments, Inc.

          Benefit from income taxes for the three and nine months ended September 30, 2000 was $224,000. This consisted of a benefit of $465,000, representing a reduction in the income tax provision for the year ended December 31, 1999 as a result of the dividends paid deduction in September 2000 (refer to discussion of dividend below). This benefit was partially offset by a provision for income taxes for the nine months ended September 30, 2000 of $241,000.

                                       (8)

                         HMG/COURTLAND PROPERTIES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (Continued)

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
          The Company's material commitments primarily consist of maturities of debt obligations. The funds necessary to meet these obligations are expected from the proceeds of sales of properties, refinancing, distributions from investments and available cash. In addition, the Company intends to continue to seek opportunities for investment in income producing properties.

MATERIAL COMPONENTS OF CASH FLOWS
---------------------------------
          For the nine months ended September 30, 2000, net cash provided by investing activities was approximately $141,000. This was comprised primarily of net proceeds from sales and redemptions of securities of approximately $4,486,000, net proceeds from the disposals of property of approximately $841,000 net increases in sales of securities pending delivery of approximately $802,000, decreased restricted cash from sales of security pending delivery of approximately $743,000 and decreased receivables of approximately $433,000. These amounts were partially offset by increased investments in marketable securities of approximately $4,215,000, contributions to other investments of approximately $2,412,000 and increased receivables of approximately $508,000.

           For the nine months ended September 30, 2000, net cash used in financing activities was approximately $1,558,000. This consisted primarily of approximately $1,089,000 from the payment of the special dividend and $423,000 of repayments of mortgages payable.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------
             In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation 44), Accounting for Certain Transactions Involving Stock Compensation. Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock-Based Compensation. Interpretation 44 was effective July 1, 2000, with certain provisions that were effective retroactively to December 15, 1998 and January 12, 2000. Adoption of Interpretation 44 did not have an impact on the Company's financial statements.

DIVIDEND
--------
          On August 23, 2000, the Company declared a special non-recurring dividend of $1.00 per share. This dividend was paid on September 14, 2000 to shareholders of record as of September 6, 2000 and qualifies as a dividends paid deduction to offset taxable income for the year ended December 31, 1999.

STOCK OPTIONS
-------------
          On August 24, 2000, certain officers and directors of the Company exercised all of their stock options and purchased a total of 70,000 shares of the Company's stock for $358,750. The Company received $70,000 in cash and promissory notes for the balance of $288,750. These promissory notes bear interest at 6.18% per annum payable quarterly in arrears on the first day of January, April, July and October. The outstanding principal is due on August 23, 2005 and the notes are collateralized by the stock.

                                       (9)

PART II.   OTHER INFORMATION
Item 1.    Legal Proceedings
-------    -----------------
             As previously reported, on August 31, 1999 the court issued a final order and judgment in favor of the Company relating to its litigation with two former Directors. The monetary award to the Company was $4,538,294. The total amount of the award plus $79,427 in post judgment interest has been collected.

Item 6.     Exhibits and Reports on Form 8-K
-------     --------------------------------

             (a) There were no reports on Form 8-K filed for the quarter ended September 30, 2000.






                                      (10)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HMG/COURTLAND PROPERTIES, INC.
                                      ------------------------------------------






Dated:  November 13, 2000             /s/ Lawrence Rothstein
                                      ------------------------------------------
                                      Lawrence Rothstein
                                      Director, President, Treasurer & Secretary





Dated: November 13, 2000              /s/ Carlos Camarotti
                                      ------------------------------------------
                                      Carlos Camarotti
                                      Vice President - Finance and Controller






                                      (11)