Form 10KSB40
period 2000-12-31
HMG COURTLAND PROPERTIES INC
filed 2001-03-30
CIK 311817

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                                   (Mark One)

     [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                                             -----------------

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

   DOCUMENTS INCORPORATED BY REFERENCE: See Item 16, for items incorporated by reference into this Annual Report on Form 10KSB
     Total Number of Pages: 44                  Exhibit Index: Page No.: None
                                   (continued)

State the issuer's revenues for the most recent fiscal year:     $6,808,844

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $3,710,670 based on the closing price of the stock as traded on the American Stock Exchange on March 23, 2001 (Excludes shares of voting stock held by directors, executive officers and beneficial owners of more than 10% of the Registrant's voting stock; however, this does not constitute an admission that any such holder is an "affiliate" for any purpose.)

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: 1,089,135 shares of common stock, $1 par value, as of March 23, 2001.

Part I.

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

Item 1.  Business.

HMG/Courtland Properties, Inc. (the "Company") invests in a portfolio of equity interests in commercial real estate. The Company was organized in 1972 and qualifies for taxation as a real estate investment trust ("REIT") under the Internal Revenue Code. The Company's present investment policy is to invest primarily in income-producing commercial properties and through its subsidiaries in certain limited partnerships and other entities that invest venture capital funds in growth oriented enterprises.

To implement its investment policy, the Company directly and through its subsidiaries has invested in improved properties and in the commercial development of unimproved properties held in its portfolio or acquired for that purpose.

The following table summarizes the Company's portfolio of real estate investments as of December 31, 2000:

                                                                 Percent of
         Geographic Distribution                              Investments (1)
         -----------------------                                -----------
         Florida                                                    75%
         Texas                                                      20%
         Northeastern United States (2)                              5%
                                                                 ------
                                                                   100%

         Type of Property   (3)
         ----------------
         Undeveloped land                                           20%
         Hotel and club facility                                    45%
         Individual retail stores                                    4%
         Yacht slips                                                10%
         Shopping center  and other                                 21%
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

Consolidated Entities
Courtland Investments, Inc. ("CII"). The Company owns a 95% equity interest in CII (all non-voting). The other 5% equity interest (which is 100% of the voting interest) is held by Masscap Investment Company, Inc. ("MICI"), a wholly-owned subsidiary of Transco Realty Trust ("Transco"), which is a 44% shareholder of the Company. The Company and MICI have had a continuing arrangement with regard to the ongoing operations of CII, all of which provides the Company with complete authority over all decision making relating to the business, operations and financing of CII consistent with its status as a real estate investment trust.

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

Grove Isle Associates, Ltd. ("GIA"). This limited partnership (owned 15% by CII and 85% by the Company) owns a 50 room hotel and private club facility (the "facility") located on 7 acres of a private island in Coconut Grove, Florida, known as "Grove Isle". In addition to the 50 hotel rooms, the facility includes public space, tennis courts, and a pool. The facility is encumbered by a mortgage note payable with an outstanding balance of approximately $4.3 million and $4.4 million as of December 31, 2000 and 1999, respectively.

In November 1996, GIA entered into a long-term lease with an unrelated tenant, Westgroup Grove Isle Associates, Ltd. ("Westgroup") and a Master Agreement with Westgroup whereby among other things Westgroup assumed the operations of the Grove Isle hotel and club.

The initial term of the lease is ten years and calls for annual net base rent of $880,000 before the 1999 Amendment (see below), plus real estate taxes and property insurance, payable in monthly installments. In addition to the base rent Westgroup shall also pay GIA participation rent consisting of a portion of Westgroup's operating surplus, as defined in the lease agreement. Participation rent is due at end of each lease year. No participation rent was due in 2000 or 1999. Furthermore, as previously reported, in consideration for GICI (see below) relinquishment of its rights in and to the original lease with GIA, GIA agreed to pay to GICI the sum of $200,000 for each year that the Westgroup lease is in good standing and has also assigned to pay to GICI the aforementioned participation rent due from Westgroup. This sum is payable annually commencing in November 1997. This amount is eliminated in consolidation.

In December 1999, the lease was amended and restated in consideration of Westgroup's substantial efforts in improving the facility and investing capital beyond the amounts required by the lease. As of December 31, 2000, Westgroup has invested approximately $5.5 million in the form of capital improvements to the facility. GIA agreed to reduce the amount of base rent due by $480,000 ("Reduced Rent"), which Reduced Rent will be taken over a period of 20 months beginning in December 1999. After fully utilizing the Reduced Rent (by August 2001) annual base rent will increase to $918,400. The lease amendment also calls for an increase in base rent commencing January 1, 2002 in accordance with changes in the Consumer Price Index ("CPI"). Concurrently, participation rent will be reduced by the amount by which base rent increases solely as a result of CPI increases for the lease year.

In 1997 and in conjunction with the aforementioned agreements, GIA advanced $500,000 to the principal owner of Westgroup. GIA received a promissory note bearing interest at 8% per annum with interest payments due quarterly beginning on July 1, 1997 and all principal due at maturity in 2006. All interest payments due have been received.

Grove Isle Club, Inc. ("GICI"). This corporation operated the aforementioned hotel and club through November 18, 1996. Its primary sources of revenues are presently from the aforementioned $200,000 annual payment from GIA. As of December 31, 2000 and 1999 GICI has amounts due to GIA which are eliminated in consolidation of approximately $1,581,000 and $1,651,000 respectively. This promissory note bears interest at a fixed rate of 8% per annum and is due on demand. GICI is wholly-owned by Grove Isle Investments, Inc. ("GII") which is a wholly-owned subsidiary of CII.

Grove Isle Yacht Club Associates ("GIYCA"). This partnership was the developer of the 85 boat slips located at Grove Isle. As of December 31, 2000, thirty-six slips remain unsold and are encumbered by the aforementioned $4.3 million mortgage note payable by GIA. During 2000, seven slips were sold for a total of approximately $737,000. The net gain to the Company was approximately $222,000. GIYCA (through a 100% owned subsidiary) operates and maintains all aspects of the marina at Grove Isle in exchange for an annual maintenance fee from the slip owners to cover operational expenses. GIYCA is owned 60% by GII and 40% by CII. In essence, it is wholly-owned by CII.

Courtland/Key West, Inc. ("CKWI"). This wholly-owned subsidiary of CII was formed in December 1999. CKWI owns a 10% interest in Monty's Key West, L. C., a limited liability company formed in December 1999 to own and operate a restaurant in Key West, Florida. In December 1999, CKWI invested $500,000 in Monty's Key West, L.C. This restaurant is under construction and is anticipated to begin operations in 2001.

In May 2000, CKWI invested $350,000 (representing a 10% interest) in Monty's StoneCrab Restaurant in Atlanta, LLC, a limited liability company formed in 2000 to own and operate a restaurant in Atlanta, Georgia. This restaurant began operations in February 2001.

HMG-Fieber Associates ("Fieber"). HMG-Fieber Associates, a joint venture owned approximately 70% by the Company and 30% by NAF Associates (NAF), a Connecticut general partnership, owns 9 retail stores. In January 2001, Fieber sold six of the remaining nine locations (five in New York and one in Massachusetts) for approximately $1.8 million. The net gain to the Company is estimated at approximately $827,000. Two of the remaining three locations are not leased (one has been vacant since 1995 and the other lease expired on December 31, 2000). The lease on the third remaining property expires in June 2001.

260 River Corp. ("260"). On January 1, 1997, each partner in HMG-Fieber received its pro rata interest in the ventures' property located in Vermont. The property was transferred at book value and resulted in no gain or loss to the Company. The Company's approximate 70% interest in this property is owned by 260 River Corp., a wholly-owned subsidiary of the Company.

The Grove Towne Center - Texas, Ltd. ("TGTC"). The Grove Towne Center-Texas, Ltd. is a limited partnership owned 100% by the Company (including a 1% general partnership interest by a wholly-owned subsidiary of the Company). In May 2000, the Company purchased the 25% minority partnerships interest in TGTC for $275,000. As of December 31, 2000, TGTC owns approximately 17 acres of vacant land located in Houston, Texas.

In April 2000, TGTC sold approximately 2 acres for approximately $591,000 and the Company recognized a net gain of approximately $247,000.

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

South Bayshore Associates ("SBA"). SBA is a joint venture, formed in 1986 in which Transco Realty Trust (Transco) and the Company hold interests of 25% and 75%, respectively. The major asset of SBA is a demand note bearing interest at the prime rate from Transco with an outstanding balance as of December 31, 2000 and 1999 of approximately $452,000 and $444,000, respectively, in principal and accrued interest.

The Company holds a demand note (which is eliminated in consolidation) from SBA bearing interest at the prime rate plus 1% with an outstanding balance including accrued interest as of December 31, 2000 and 1999 of approximately $1,100,000 and $1,000,000, respectively, in principal and accrued interest.

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

In December of 1996, the partnership entered into a lease with a tenant which is an operator of a restaurant. The leased premises, a 6,242 square foot restaurant, was constructed in 1996 and the partnership contributed $200,000 towards the cost of the restaurant building. The initial term of the lease is ten years and calls for annual base rent of $80,000 for years one through five and $88,000 for years six through ten. The lease also calls for percentage rent based on sales. No percentage rent was due in 2000 or 1999. The lease also provides three five year renewal options for years eleven through twenty-five with escalating base rent. This property is encumbered by a mortgage loan of $350,000 which bears interest at a fixed rate of 9.75% and calls for monthly interest-only payments with all principal due in February 2003.

In November 1994, the partnership entered into a ground lease with a tenant which is an operator of a restaurant. In 1995, this tenant completed construction of a restaurant on the 3/4 acres of land covered by the ground lease. The initial term of the lease is twenty years and calls for base rent of $60,000 per year with a 12.5% increase every five years.

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

(b)  Other Investments.

     The Company's other investments consist of equity interests in various privately held entities. These consist primarily of limited partnerships whose purpose is to invest venture capital funds in growth-oriented enterprises. As of December 31, 2000, the Company has committed to invest approximately $9.5 million in these type of investments, of which approximately $7.3 million has been funded. During the years ended December 31, 2000 and 1999, the Company contributed approximately $2.8 million and $2.1 million, respectively, towards these commitments. The carrying amount of these investments was approximately $6.4 million and $4 million at December 31, 2000 and 1999, respectively.

     During 2000 and 1999, one of these investments in a growth oriented limited partnerships made distributions of underlying shares in publicly traded companies, which were sold by the Company for net gains of approximately $3.2 million and $2.5 million, respectively.

     The Company invests idle cash in marketable securities primarily consisting of large capital and equity and debt securities in varying industries with readily determinable fair values. These securities are carried at fair value, based on quoted market price. As of December 31, 2000 and 1999 investments in marketable securities amounted to approximately $5.5 million and $4.2 million, respectively.

     Other investments give rise to exposure resulting from the volatility in capital markets. The Company believes its risk to be mitigated by the diversity of its investment portfolio.

     The Company regularly evaluates potential real estate acquisitions for future investment and would utilize funds currently available or from other resources to implement its strategy.

     Purchase of Minority Partnership Interests.

     On May 31, 2000, the Company purchased the 25% minority partnership interest in The Grove Towne Center-Texas, Ltd. for $275,000.

     On January 1, 2000, the Company purchased the 10% minority partnership interest in Fashion Square Partnership for approximately $266,000. This was paid for by the cancellation of a promissory note in the same amount.

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

Under the Agreement, the Advisor is entitled to receive a monthly fee of $55,000. The Advisor is also entitled to annual incentive compensation equal to the sum of 10% of net realized capital gains and extraordinary items of income for that year and 10% of the amount, if any, by which net profits of the Company for such fiscal year exceeded 8% per annum of the Average Net Worth of the Company, as defined. The Advisor also is entitled to a monthly fee of 20% of the amount of any unrefunded commitment fees received by the Company with respect to mortgage loans and other commitments which the Company was not required to fund and which expired within the next preceding calendar month.

Advisory Fees. For the years ended December 31, 2000 and 1999, the Company and its subsidiaries paid the Advisor approximately $993,000 and $1,025,000 in fees, respectively, of which $660,000 represented regular compensation and approximately $333,000 and $365,000 represented incentive compensation, respectively. Included in the incentive fee for the years ended December 31, 2000 and 1999 is approximately $301,000 and $293,000, respectively, paid by CII to the Advisor relating to capital gains realized by CII and are recorded net of such fees in the consolidated statement of operations. The Advisor is also the manager for certain of the Company's affiliates and received management fees of approximately $30,000 in 2000 and 1999 for such services.

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

Item 3. Legal Proceedings.
As previously reported, on August 31, 1999 the court issued a final order and judgment in favor of the Company relating to its litigation with two former Directors. The monetary award to the Company was $4,538,294. The total amount of the award plus $79,427 in post judgment interest has been collected by December 31, 2000.

Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                    Part II.


Item 5.  Market Price for Common Equity and Related Stockholder Matters.

The high and low per share sales prices of the Company's stock on the American Stock Exchange (ticker symbol: HMG) for each quarter during the past two years were as follows:

                                            High                    Low
                                       --------------        --------------

           March 31, 2000                 $7.0857                 $3.9857

           June 30, 2000                  $6.8643                 $5.7510

           September 30, 2000             $8.4143                 $6.2000

           December 31, 2000              $9.3125                 $7.5000


           March 31, 1999                 $4.3750                 $4.2500

           June 30, 1999                  $4.3750                 $3.7500

           September 30, 1999             $4.5000                 $2.1250

           December 31, 1999              $5.0000                 $2.0000

On August 23, 2000, the Company declared a special, non-recurring dividend of $1.00 per share. This dividend was paid on September 14, 2000 to shareholders of record as of September 6, 2000 and qualifies as a dividends paid deduction to offset taxable income for the year ended December 31, 1999. The Company's policy has been to pay such dividends as are necessary for it to qualify for taxation as a REIT under the Internal Revenue Code. The Company continues to meet all qualifications for taxation as a REIT.

As of March 23, 2001, there were 577 holders of record of the Company's common stock.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Discussion of Balance Sheet Items:

At December 31, 2000, the balance sheet reflected assets consisting primarily of equity interests in real estate investment properties, investments in marketable securities and other investments. Liabilities at December 31, 2000 consisted primarily of mortgages on individual properties.

Significant changes and/or activity in specific balance sheet items between December 31, 2000 and 1999 are described below:

Assets:
The carrying value of the hotel and club facility decreased from approximately $5.9 million to approximately $5.5 million, a decrease of approximately $400,000 (or 7%). This was the result of annual depreciation expense.

Yacht Slips decreased from approximately $1.7 million to $1.2 million, a decrease of approximately $533,000 (or 31%). This was primarily due to the sale of seven yacht slips in 2000, as well as annual depreciation expense.

Investments in marketable securities increased from approximately $4.2 million to $5.5 million, an increase of approximately $1.3 million (or 31%). This was as a result of increased investments, offset by decreased unrealized losses and sales of securities.

Other investments increased from approximately $4 million to approximately $6.4 million, an increase of approximately $2.4 million (or 60%). This was primarily as a result of additional investments (net of distributions) in privately-held entities whose primary purpose is to make equity investments in growth-oriented enterprises. Reference is made to Item 1. Business, other Transactions and Investments.

Investment in affiliate increased from approximately $2.5 million to $2.7 million, an increase of approximately $200,000 (or 8%). This increase was the result of the Company's equity in earnings of T.G.I.F. Texas, Inc.

Cash restricted pending delivery of securities decreased from approximately $2.3 million to $344,000 (or 85%). This decrease was due to reduced margin requirements resulting from the reduced market value of the underlying securities pending delivery.

Loans, notes and other receivables decreased from approximately $1.3 million to $1.1 million, a decrease of approximately $200,000 (or 15%). This was primarily as a result of proceeds from the litigation recorded as of December 31, 1999, but received in 2000 of approximately $358,000.

Liabilities:
Mortgages and notes payable decreased from approximately $9.8 million to $9.5 million, a decrease of approximately $317,000 (or 3%). This decrease was the result of pay downs on mortgages encumbering the land in Houston, Texas.

Accounts payable and accrued expenses decreased from approximately $971,000 to $582,000, a decrease of approximately $389,000 (or 40%). This decrease was primarily due to the payment of 1999 accrued legal expenses in 2000.

Sales of securities pending delivery decreased from approximately $1.2 million to $420,000, a decrease of approximately $780,000 (or 65%). This decrease was primarily due to a decrease in the market value of the underlying securities the Company is obligated to deliver.

Other liabilities decreased from approximately $880,000 to $662,000, a decrease of approximately $218,000 (25%). This was primarily as a result of a decrease on broker margin balances outstanding at year end.

Results of Operations:
For the year ended December 31, 2000, the Company reported net income of approximately $4 million (or $3.68 per share diluted) compared with net income of approximately $4.6 million (or $4.16 per share diluted) for the year ended December 31, 1999. Changes in specific revenues and expenses are discussed below.

Revenues:
2000 versus 1999:
Total revenues for the year ended December 31, 2000 as compared with that of 1999 increased by approximately $1.4 million (or 26%), as discussed below.

Net gain from sale of marketable securities and other increased by approximately $292,000 (or 11%) for the year ended December 31, 2000 as compared with 1999. This was primarily as a result of the sales of securities received, which had completed their initial public offering in 2000 and were distributed to CII from its investment in one of the aforementioned growth oriented privately held partnerships. Reference is made to Item 1. Business, Other Transactions and Investments. Included in this amount for 2000 is $150,000 realized loss representing decline in market value of securities deemed other than temporary.

Unrealized gain from sales of securities pending delivery of approximately $1.4 million represents the mark to market adjustment as of December 31, 2000 on sales of securities pending delivery. The increase is a result of the decrease in market value of the underlying securities pending delivery. There was no such amount in 1999.

Interest and dividends from invested cash increased by approximately $107,000 (or 40%). This was primarily due to increased dividend and interest income from marketable securities resulting from the Company's additional investments in marketable securities, including more interest paying debt securities.

Net (loss) gain from other investments decreased by approximately $347,000 (or 144%) for the year ended December 31, 2000 as compared to 1999. This was primarily the result of realized losses from two investments in privately held entities totaling approximately $300,000.

Expenses:
2000 versus 1999:
Total expenses for the year ended December 31, 2000 as compared to that of 1999 decreased by approximately $1.2 million (or 23%), as discussed below.

Professional fees decreased by approximately $1.1 million (or 85%) for year ended December 31, 2000 as compared to 1999. This was primarily the result of decreased legal fees as a result of the culmination of the previously reported litigation.

Depreciation and amortization decreased by approximately $202,000 (or 23%) for the year ended December 31, 2000 as compared to 1999. This was primarily the result of decreased depreciation expense relating to the furniture, fixtures and equipment at the Grove Isle property most of which became fully depreciated in 1999.

Minority partner's interest in operating gains of consolidated entities increased by approximately $151,000 primarily due to increased gains from CII (95% owned subsidiary). CII's net income increased primarily as a result of increased net gain from sales of marketable securities.

Net gain on sales of yacht slips for the year ended December 31, 2000 was the result of the sale of seven yacht slips for approximately $737,000. The Company's net gain was approximately $222,000.

Net gain on sales of real estate for the years ended December 31, 2000, and 1999 consisted of the following:

                                                   Net gain after
                                                  incentive fee and
                                                  minority interest
                                           --------------------------------

            Property Sold                        2000              1999
            -------------                  ---------------    -------------
    Undeveloped land in Texas                    $247,000         $618,000
    Undeveloped land in Massachusetts              49,000               --
    HMG Fieber retail store in Maine                   --           26,000
                                           ---------------    -------------
                           Total                 $296,000         $644,000
                                           ===============    =============



Income from litigation decreased by approximately $3.6 million for the year ended December 31, 2000 as compared with 1999. During 2000, the Company recorded $384,000 relating to additional amounts collected on the judgment awarded in 1999, as previously reported. Reference is made to Item 3. Legal Proceedings.

Effect of Inflation:
Inflation affects the costs of operating and maintaining the Company's investments and the availability and terms of financing. In addition, rentals under certain leases are based in part on the lessee's sales and tend to increase with inflation, and certain leases provide for periodic adjustments according to changes in predetermined price indices.

Liquidity and Capital Resources:
The Company's material commitments primarily consist of maturities of debt obligations of approximately $4.5 million in 2001. The funds necessary to meet these obligations are expected from the proceeds of sales of properties, refinancing, distributions from investments and available cash. Included in the maturing debt obligations is a note payable by CII to T.G.I.F. of approximately $3.6 million due on demand. CII intends to repay this obligation, when due, with funds available from distributions from investments. In addition, the Company intends to continue to seek opportunities for investment in income producing properties.

The Company had net cash used it operating activities of approximately $670,000 for the year ended December 31, 2000 versus net cash provided by operating activities of approximately $2.7 million in 1999. The Company believes that there will be sufficient cash flows in the next year to meet its operating requirements.

Capital Expenditure Requirements
The Company presently anticipates additional capital expenditures of approximately $2.2 million resulting from commitments to fund other investments in privately held partnerships. The Company expects to use existing funds or funds generated from the proceeds of investment sales to satisfy these commitments.

Material Changes in Operating, Investing and Financing Cash Flows:
Discussion of 2000 Changes.
For the year ended December 31, 2000, net cash provided by investing activities was approximately $631,000 as compared with net cash used of $1 million in 1999. The 2000 changes consisted primarily of net proceeds received from sales and redemptions of marketable securities of approximately $5.6 million, a decrease in restricted cash (net of sales of securities pending delivery) of approximately $1.9 million, net proceeds from disposals of properties of approximately $1 million and a net increase in sales of securities pending delivery of approximately $588,000. These sources of cash were partially offset by increased investments in marketable securities of approximately $5.3 million, contributions to other investments, (net of distributions) of approximately $2.7 million and acquisitions and improvements of properties of approximately $323,000.

For the year ended December 31, 2000, net cash used in financing activities was approximately $1.4 million as compared with $45,000 in 1999. The 2000 changes consisted of dividends paid of approximately $1.1 million and the repayment of mortgages and notes payable of approximately $628,000. These uses of cash were partially offset by additional borrowing of approximately $311,000.

Recent Accounting Pronouncements:
In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 replaces SFAS No. 125 and is effective for transfers and servicing of financial assets and extinguishments occurring after March 31, 2001. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS 140 did not materially impact the Company's earnings or financial position.

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation 4), Accounting for Certain Transactions Involving Stock Compensation. Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock-Based Compensation. Interpretation 44 was effective July 1, 2000, with certain provisions that were effective retroactively to December 15, 1998 and January 12, 2000. Adoption of Interpretation 44 did not have a material impact on the Company's earnings or financial position.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements and requires adoption no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company implemented SAB 101 effective January 1, 2000, and its adoption did not have a material impact on the Company's earnings or financial position.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 was amended by SFAS 138 in June 1999 and is effective, as amended, for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133 on January 1, 2001 is not expected to have a material impact on the Company's earnings or financial position.

Item 7.  Consolidated Financial Statements

         Report of Independent Certified Public Accountants................15.

         Consolidated balance sheets as of December 31, 2000 and 1999......16.

         Consolidated statements of operations for the
            years ended December 31, 2000 and 1999.........................17.

         Consolidated statements of stockholders' equity for
            the years ended December 31, 2000 and 1999.....................18.

         Consolidated statements of cash flows for the
            years ended December 31, 2000, and 1999........................19.

         Notes to consolidated financial statements........................20.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of HMG/Courtland Properties, Inc.:

We have audited the accompanying consolidated balance sheets of HMG/Courtland Properties, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HMG/Courtland Properties, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



Miami, Florida                                         BDO SEIDMAN, LLP
March 20, 2001

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2000 AND 1999
==============================================================================================================

                                                                         December 31,            December 31,
                                                                            2000                    1999
                                                                            ----                    ----
                                    ASSETS
Investment properties, net of accumulated depreciation:
  Commercial and industrial                                             $  3,137,257           $  3,097,027
  Hotel and club facility                                                  5,514,374              5,924,872
  Yacht slips                                                              1,167,286              1,699,853
  Land held for development                                                2,469,890              2,451,404
                                                                        ------------           ------------
                       Total investment properties, net                   12,288,807             13,173,156


Cash and cash equivalents                                                  1,923,947              3,410,476
Investments in marketable securities                                       5,542,067              4,166,747
Other investments                                                          6,435,118              3,991,987
Investment in affiliate                                                    2,744,355              2,551,366
Cash restricted pending delivery of securities                               343,672              2,268,559
Loans, notes and other receivables                                         1,086,513              1,319,420
Notes and advances due from related parties                                  891,727                925,130
Other assets                                                                 371,326                355,643
                                                                        ------------           ------------
                                 TOTAL ASSETS                           $ 31,627,532           $ 32,162,484
                                                                        ============           ============



                                 LIABILITIES
Mortgages and notes payable                                             $  9,491,648           $  9,808,478
Accounts payable and accrued expenses                                        582,295                971,098
Sales of securities pending delivery                                         420,118              1,215,355
Income taxes payable                                                          95,000                465,000
Deferred taxes                                                               244,000
Other liabilities                                                            661,646                879,844
                                                                        ------------           ------------
                              TOTAL LIABILITIES                           11,494,707             13,339,775


Minority interests                                                           383,612                372,729
                                                                        ------------           ------------

Commitments and contingencies

                             STOCKHOLDERS' EQUITY
Preferred stock, no par value; 2,000,000 shares
   authorized; none issued
Common stock, $1 par value; 1,500,000 shares authorized;
   1,315,635 and 1,245,635 shares issued and outstanding as of
   December 31, 2000 and 1999, respectively                                1,315,635              1,245,635
Additional paid-in capital                                                26,571,972             26,283,222
Undistributed gains from sales of real estate, net of losses              36,520,727             37,314,284
Undistributed losses from operations                                     (42,440,503)           (46,095,572)
Accumulated other comprehensive (loss) income                               (270,754)             1,084,775
                                                                        ------------           ------------
                                                                          21,697,077             19,832,344
Less:  Treasury stock, at cost (226,500 and 165,000 shares,
    respectively)                                                         (1,659,114)            (1,382,364)
            Notes receivable from exercise of stock options                 (288,750)
                                                                        ------------           ------------
                          TOTAL STOCKHOLDERS' EQUITY                      19,749,213             18,449,980


                                                                        ------------           ------------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 31,627,532           $ 32,162,484
                                                                        ============           ============

See notes to consolidated financial statements
                                                                            16

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000 AND 1999
===================================================================================



                                     REVENUES                                                    2000                 1999
                                                                                                 ----                 ----
  Rentals and related revenue                                                                $1,653,963           $1,648,869
  Marina revenues                                                                               497,221              520,335
  Net gain from sale of marketable securities and related                                     3,003,940            2,712,039
  Unrealized gain from sales of securities pending delivery                                   1,383,660
  Interest and dividends from invested cash, and other                                          376,818              269,874
  Net (loss) gain from other investments                                                       (106,758)             240,023
                                                                                   ------------------------------------------
                                  Total revenues                                              6,808,844            5,391,140
                                                                                   ------------------------------------------

                                     EXPENSES
  Operating expenses:
     Rental properties and other                                                                565,470              585,603
     Marina                                                                                     425,358              434,647
     Advisor's base fee                                                                         660,000              660,000
     General and administrative                                                                 194,852              233,925
     Professional fees and expenses                                                             196,395            1,302,270
     Directors' fees and expenses                                                                48,351               44,197
     Depreciation and amortization                                                              676,377              878,261
                                                                                   ------------------------------------------
                             Total operating expenses                                         2,766,803            4,138,903

  Interest expense                                                                              874,446              806,197
  Minority partners' interests in operating
        gains of consolidated entities                                                          243,911               92,697
                                                                                   ------------------------------------------
                                  Total expenses                                              3,885,160            5,037,797
                                                                                   ------------------------------------------

  Income before sales of real estate and yacht slips, income
         from litigation and taxes                                                            2,923,684              353,343

  Gain on sales of yacht slips, net                                                             221,659

  Gain on sales of real estate, net                                                             295,578              643,973

  Income from litigation, net                                                                   383,726            4,031,753
                                                                                   ------------------------------------------

  Income before income taxes                                                                  3,824,647            5,029,069

  (Benefit from) provision for  income taxes                                                   (126,000)             465,000

                                                                                   ------------------------------------------
Net income                                                                                   $3,950,647           $4,564,069
                                                                                   ==========================================


Net Income Per Common Share:
     Basic                                                                                        $3.71                $4.16
                                                                                                  =====                =====
     Diluted                                                                                      $3.68                $4.16
                                                                                                  =====                =====

See notes to consolidated financial statements
                                                                                17

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000 AND 1999

===========================================================================================================

                                                                                                 Undistributed
                                                                                                Gains from Sales    Undistributed
                                                    Common        Stock         Additional       of Real Estate,     Losses from
                                                    Shares        Amount      Paid-In Capital      Net of Losses       Operations
Balance as of January 1, 1999                       1,245,635    $1,245,635      $26,283,222         $36,670,311     ($50,015,668)

Comprehensive income:
Net income                                                                                               643,973        3,920,096
Other comprehensive income
     Unrealized gain on marketable securities
Comprehensive income


Purchased 19,600 shares of treasury stock

                                                 ---------------------------------------------------------------------------------

Balance as of December 31, 1999                     1,245,635     1,245,635       26,283,222          37,314,284      (46,095,572)

Comprehensive income:
Net income (loss)                                                                                        295,578        3,655,069
Other comprehensive income
     Unrealized loss on marketable securities
Comprehensive income

Dividend ($1.00 per share)                                                                            (1,089,135)

Acquired 61,500 shares of treasury stock

Shares issued on exercise of stock options             70,000        70,000          288,750


                                                 =================================================================================
Balance as of December 31, 2000                     1,315,635    $1,315,635      $26,571,972         $36,520,727     ($42,440,503)
                                                 =================================================================================



                                                              Accumulated                               Notes
                                                                Other                                 Receivable         Total
                                              Comprehensive   Comprehensive       Treasury         from exercise of  Stockholders'
                                                Income          Income       Shares       Cost       Stock Options       Equity

Balance as of January 1, 1999                                  $116,555     145,400    ($1,321,137)                    $12,978,918

Comprehensive income:
Net income                                     $4,564,069                                                                4,564,069
Other comprehensive income                                                                                                       0
     Unrealized gain on marketable securities     968,220       968,220                                                    968,220
                                              ------------
Comprehensive income                           $5,532,289


Purchased 19,600 shares of treasury stock                                    19,600        (61,227)                        (61,227)

                                              -------------------------------------------------------------------------------------

Balance as of December 31, 1999                               1,084,775     165,000     (1,382,364)                     18,449,980

Comprehensive income:
Net income (loss)                              $3,950,647                                                                3,950,647
Other comprehensive income
     Unrealized loss on marketable securities  (1,355,529)   (1,355,529)                                                (1,355,529)
                                              ------------
Comprehensive income                           $2,595,118

Dividend ($1.00 per share)                                                                                              (1,089,135)

Acquired 61,500 shares of treasury stock                                     61,500       (276,750)                       (276,750)

Shares issued on exercise of stock options                                                                (288,750)         70,000


                                              =====================================================================================
Balance as of December 31, 2000                               ($270,754)    226,500    ($1,659,114)      ($288,750)    $19,749,213
                                              =====================================================================================

See notes to consolidated financial statements


HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------------------------------------------------------



                                                                                               2000                     1999
                                                                                               ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                 $3,950,647              $4,564,069
   Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
     Depreciation and amortization                                                              676,377                 878,261
     Loss (gain) from other investments                                                         106,758                (240,023)
     Gain from sale of yacht slips, net                                                        (221,659)
     Gain on sales of real estate, net                                                         (295,578)               (643,973)
     Net gain from sales of marketable securities and other investments                      (3,003,940)             (2,712,039)
     Unrealized gain from sales of securities pending delivery                               (1,383,660)
     Minority partners' interest in operating gains                                             243,911                  92,697
     Changes in assets and liabilities:
       (Increase) decrease in other assets                                                      (42,646)                 18,778
       Decrease (increase) in due from affiliates                                                33,403                (205,193)
       Decrease in accounts payable and accrued expenses                                       (388,803)                (87,861)
       (Decrease) increase in other liabilities                                                (218,198)                530,077
       (Decrease) increase in current income taxes payable                                     (370,000)                465,000
       Increase in deferred tax liability                                                       244,000
                                                                                      ------------------       -----------------
    Total adjustments                                                                        (4,620,035)             (1,904,276)
                                                                                      ------------------       -----------------
    Net cash (used in) provided by operating activities                                        (669,388)              2,659,793
                                                                                      ------------------       -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Aquisitions and improvements of properties                                                 (323,421)               (291,751)
    Net proceeds from disposals of properties                                                 1,015,989               1,315,168
    Increase in  mortgage loans, notes and other receivables                                   (558,232)               (489,812)
    Decrease in  mortgage loans, notes and other receivables                                    453,358                  46,006
    Contributions to other investments, net of distributions                                 (2,742,877)             (1,700,283)
    Net proceeds from sales and redemptions of securities                                     5,600,130               4,136,331
    Decrease (increase) in restricted cash                                                    1,924,887              (1,053,204)
    Net increases in sales of securities pending delivery                                       588,423
    Increased investments in marketable securities                                           (5,327,039)             (3,001,331)
                                                                                      ------------------       -----------------
    Net cash provided by (used in) investing activities                                         631,218              (1,038,876)
                                                                                      ------------------       -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of mortgages and notes payables                                                  (628,191)               (477,921)
    Additions to mortgages and notes payables                                                   311,361                 731,270
    Exercised stock options                                                                      70,000
    Purchase of treasury stock                                                                                          (61,227)
    Dividends paid                                                                           (1,089,135)
    Net distributions to minority partners                                                     (112,394)               (236,928)
                                                                                      ------------------       -----------------
    Net cash used in financing activities                                                    (1,448,359)                (44,806)
                                                                                      ------------------       -----------------

    Net (decrease) increase in cash and cash equivalents                                     (1,486,529)              1,576,111

    Cash and cash equivalents at beginning of the period                                      3,410,476               1,834,365
                                                                                      ------------------       -----------------

    Cash and cash equivalents at end of the period                                           $1,923,947              $3,410,476
                                                                                      ==================       =================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest                                                       $673,000                $650,000
                                                                                      ==================       =================
  Cash paid during the year for income taxes                                                         --                      --
                                                                                      ==================       =================

See notes to consolidated financial statements
                                                                      19

                 HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 and 1999


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business and Consolidation. The consolidated financial statements include the accounts of HMG/Courtland Properties, Inc. (the "Company") and entities in which the Company owns a majority voting interest or controlling financial interest. Investments in which the Company does not have a majority voting or financial controlling interest are accounted for under the equity method of accounting , even though the Company may have a majority interest in profits and losses. The Company invests in a portfolio of equity interests in commercial real estate and through its subsidiaries in certain limited partnerships and other entities that invest venture capital funds in growth oriented enterprises. The Company was organized in 1972 and qualifies for taxation as a real estate investment trust ("REIT") under the Internal Revenue Code. All material transactions with consolidated and unconsolidated entities have been eliminated in consolidation or as required under the equity method.

The Company's consolidated subsidiaries are described below:

Courtland Investments, Inc. ("CII"). A 95% owned corporation, which owns 100% of Grove Isle Yacht Club Associates and a 15% general partnership interest in Grove Isle Associates, Ltd. CII also invests in marketable securities and various investments in partnerships whose primary purpose is to make equity investments in growth-oriented enterprises and real estate, which are carried at cost since there is no readily available market value.

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

Grove Isle Associates, Ltd. ("GIA"). This limited partnership owns a 50 room, hotel and private club facility located on approximately 7 acres of a private island in Coconut Grove, Florida known as Grove Isle. (See Note 10).

Grove Isle Club, Inc. ("GICI"). This corporation was the former operator of the hotel and club of GIA. GICI's present revenues consists solely of the amounts received from GIA in consideration for the relinquishment of its lease of the Grove Isle property (See Note 10).

Grove Isle Yacht Club Associates ("GIYCA"). This partnership was the developer of the 85 boat slips located at Grove Isle of which 36 remain unsold as of December 31, 2000. GIYCA and its wholly-owned subsidiary operate all aspects of the Grove Isle marina.

Courtland/Key West, Inc. ("CKWI"). This Corporation was formed in December 1999 and is wholly-owned by CII. It owns 10% interests in two limited liability companies that were formed for the purpose of owning and operating restaurants.

The Grove Towne Center - Texas, Ltd. A wholly-owned limited partnership having a wholly-owned subsidiary of the Company as its sole general partner. This partnership was formed in 1994 with its principal asset being a 41 acre site located in suburban Houston, Texas, held for investment and development. After various sales of parcels beginning in 1996, the partnership presently has approximately 17 acres remaining. In May 2000, the Company purchased the 25% minority partnership interest for $275,000.

South Bayshore Associates. A 75% owned venture of which the major asset is a receivable from the Company's venture partner.

HMG - Fieber Associates. A 70% owned venture of which the major assets are nine commercial properties located in the northeastern United States (See Note 4). In January 2001, six of the remaining properties were sold.

260 River Corp. A 100% subsidiary of the company which owns a 70% interest in one property located in Montpelier, Vermont.

HMG Fashion Square, Inc. A wholly-owned Florida corporation of which the major asset is a 90% partnership interest in Fashion Square Partnership, which owns a shopping center on an approximate 10-acre site in Jacksonville, Florida. As of December 31, 2000, this shopping center has three tenants each operating restaurants. In January 2000 the Company purchased the 10% minority partnership interest of Fashion Square Partnership for approximately $266,000, which was paid for by the cancellation of a promissory note in the same amount.

Unconsolidated entities are discussed in Note 3.


The following table summarizes the Company's portfolio of real estate investments as of December 31, 1999:

                                                                Percent of
Geographic Distribution                                        Investments (1)
-----------------------                                        -----------
         Florida                                                    75%
         Texas                                                      20%
         Northeastern United States (2)                              5%
                                                                 ------
                                                                   100%

         Type of Property   (3)
         ----------------
         Undeveloped land                                           20%
         Hotel and club facility                                    45%
         Individual retail stores                                    4%
         Yacht slips                                                10%
         Shopping center and other                                  21%
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

The Company intends to distribute any of its future taxable ordinary income and is not taxed on the amounts distributed. Distributed capital gains on sales of real estate are not subject to taxes; however, undistributed capital gains are taxed as capital gains. State income taxes are not significant. Any benefit from or provisions for income taxes relates to the Company's undistributed capital gains and taxable losses or income of CII which is not consolidated with the Company for income tax purposes and accordingly files a separate tax return. Refer to Note 8 for further disclosure on income taxes.

Depreciation and Amortization. Depreciation of properties held for investment is computed using the straight-line method over the estimated useful lives of the properties, which range up to 39.5 years. Deferred mortgage and leasing costs are amortized over the shorter of the respective term of the related indebtedness or life of the asset. Depreciation and amortization expense for the years ended December 31, 2000 and 1999 was approximately $676,000 and $878,000, respectively. The GIYCA's yacht slips are being depreciated on a straight-line basis over their estimated useful life of 20 years.

Fair Value of Financial Instruments. The carrying value of financial instruments including other investments, notes and advances due from related parties, accounts payable and accrued expenses and mortgages and notes payable approximate their fair values at December 31, 2000 and 1999.

Marketable Securities. Investments in marketable securities have been designated as available for sale. Those securities are reported at market value, with net unrealized gains and losses included in equity. The Company reviews all of its investments for any unrealized losses deemed to be other than temporary. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses on investments are determined using the average cost method. These securities from time to time are pledged as collateral pursuant to broker margin requirements.

Sales of Securities Pending Delivery. Sales of securities pending delivery represent the fair market value of shares sold with the promise to deliver that security at some future date. The obligation may be satisfied with current holdings of the same security or by subsequent purchases or acquisitions of that security. Unrealized gains and losses from changes in the obligation are included in earnings.

Comprehensive Income (Loss). The Company reports comprehensive income (loss) in the consolidated statement of stockholders' equity. Comprehensive income (loss) is the change in equity from transactions and other events from nonowner sources. Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). The components and related activity of accumulated other comprehensive income (loss) result from the net unrealized loss on available for sale investments.

Reclassification adjustments for net gain on sales of securities included in income were approximately $480,000 and $100,000 for the years ended December 31, 2000 and 1999, respectively.

Earnings Per Common Share. Net income per common share (basic and diluted) is based on the net income divided by the weighted average number of common shares outstanding during each year. Diluted net income per share includes the dilutive effect of options to acquire common stock. Common shares outstanding include issued shares less shares held in treasury.

                                                        For the year ended
                                                             December 31,
                                                        2000          1999
                                                        ----          ----
            Basic:
            Net Income                             $3,950,647     $4,564,069

Weighted average shares outstanding                 1,064,164      1,096,133
                                               ------------------------------

             Basic earnings per share                   $3.71          $4.16
                                               ==============================


            Diluted:
            Net Income                             $3,950,647     $4,564,069

Weighted average shares outstanding                 1,064,164      1,096,133

Options to acquire common stock                         9,771             --
                                               ------------------------------

Diluted weighted average common shares              1,073,935      1,096,133

             Diluted earnings per share                 $3.68          $4.16
                                               ==============================


Treasury Stock. In 2000, the Company acquired 61,500 shares of treasury stock at an average cost of approximately $277,000 or $4.50 per share, in connection with the award from litigation.

In 1999, the Company purchased 19,600 shares of treasury stock at an average cost of approximately $61,000 or $3.11 per share which was the market value at the date of purchase.

Gain on Sales of Real Estate. Gain on sales of real estate has been reduced, where applicable, by minority partners' interest in the gain of $3,000 and $92,000 and advisor's incentive fees of $33,000 and $72,000 for the years ended December 31, 2000 and 1999, respectively.

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash and cash equivalent.

Reclassifications. Certain amounts in prior year's consolidated financial statements have been reclassified to conform to the current year's presentation.

Minority Interest. Minority interest represents the minority partners' proportionate share of the equity of the Company's majority owned subsidiaries.


                                                                          2000                1999
                                                                     ---------------     ---------------
Minority interest balance at beginning of year                             $373,000            $425,000
Minority partners' interest in operating gains of consolidated
subsidiaries                                                                244,000              93,000
Minority partners' interest in net gains on sales of real estate
of consolidated subsidiaries                                                  3,000              92,000
Net (distributions to) contributions from  minority partners              (122,000)           (269,000)
Other (including purchase of minority interest)                           (114,000)              32,000
                                                                     ---------------     ---------------
Minority interest balance at end of year                                   $384,000            $373,000
                                                                     ===============     ===============

Stock-Based Compensation. The Company recognizes compensation expense for its stock option plan using the intrinsic value method of accounting. Under the terms of the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date, over the amount an employee must pay to acquire the stock.

Revenue Recognition. The Company is the lessor of various real estate. All of the lease agreements are classified as operating leases and accordingly all rental revenue is recognized as earned based upon total fixed cash flow over the initial term of the lease, using the straight line method. Percentage rents are based upon tenant sales levels for a specified period and are recognized on the accrual basis, based on the lessee's monthly sales. Reimbursed expenses for real estate taxes, common area maintenance, utilities and insurance are recognized in the period in which the expenses are incurred, based upon the provisions of the tenant's lease.

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

Recent Accounting Pronouncements:
In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 replaces SFAS No. 125 and is effective for transfers and servicing of financial assets and extinguishments occurring after March 31, 2001. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS 140 did not materially impact the Company's earnings or financial position.

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation 4), Accounting for Certain Transactions Involving Stock Compensation. Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock-Based Compensation. Interpretation 44 as effective July 1, 2000, with certain provisions that were effective retroactively to December 15, 1998 and January 12, 2000. Adoption of Interpretation 44 did not have a material impact on the Company's earnings or financial position.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements and requires adoption no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company implemented SAB 101 effective January 1, 2000, and its adoption did not have a material impact on the Company's earnings or financial position.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 was amended by SFAS 138 in June 1999 and is effective, as amended, for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133 on January 1, 2001 is not expected to have a material impact on the Company's earnings or financial position.

2. INVESTMENT PROPERTIES


The components of the Company's investment properties and the related accumulated depreciation information follow:

                                                                             December 31, 2000
                                                             ---------------------------------------------------
                                                                               Accumulated
                                                                Cost           Depreciation               Net
         Commercial and Industrial Properties
         Land                                              $ 1,598,212                               $ 1,598,212
         Buildings and improvements                          3,249,535          $ 1,710,490            1,539,045
                                                           -----------          -----------          -----------
                                                             4,847,747            1,710,490            3,137,257
                                                           -----------          -----------          -----------
         Hotel and Club Facility
         Land                                                1,338,517                                 1,338,517
         Hotel/club facility and improvements                6,940,689            2,801,958            4,138,731
         Furniture, fixtures & equipment                     2,256,170            2,219,044               37,126
                                                           -----------          -----------          -----------
                                                            10,535,376            5,021,002            5,514,374
                                                           -----------          -----------          -----------

         Yacht Slips                                         1,376,654              209,368            1,167,286
                                                           -----------          -----------          -----------

         Land Held for Development                           2,469,890                                 2,469,890
                                                           -----------          -----------          -----------

                                           Total           $19,229,667          $ 6,940,860          $12,288,807
                                                           ===========          ===========          ===========



                                                                               December 31, 1999
                                                             ---------------------------------------------------
                                                                               Accumulated
                                                                Cost           Depreciation               Net

         Commercial and Industrial Properties
         Land                                              $ 1,433,809                               $ 1,433,809
         Buildings and improvements                          3,249,535          $ 1,586,317            1,663,218
                                                           -----------          -----------          -----------
                                                             4,683,344            1,586,317            3,097,027
                                                           -----------          -----------          -----------
         Hotel and Club Facility
         Land                                                1,338,518                                 1,338,518
         Hotel/ club facility and improvements               6,918,915            2,395,591            4,523,324
         Furniture, fixtures & equipment                     2,251,378            2,188,348               63,030
                                                           -----------          -----------          -----------
                                                            10,508,811            4,583,939            5,924,872
                                                           -----------          -----------          -----------

         Yacht Slips                                         1,862,675              162,822            1,699,853
                                                           -----------          -----------          -----------

         Land Held for Development                           2,451,404                                 2,451,404
                                                           -----------          -----------          -----------

                                            Total          $19,506,234          $ 6,333,078          $13,173,156
                                                           ===========          ===========          ===========

3.  INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities consist primarily of large capital corporate equity and debt securities in varying industries with readily determinable fair values (see table below). These securities are classified as available for sale and carried at fair value, based on quoted market price. The value of any single security does not exceed 5% of the total value of the portfolio. The net unrealized gains or losses on these investments are reported as a separate component of stockholders' equity. Gross unrealized gains on available for sale securities as of December 31, 2000 and 1999 were approximately $834,000 and $1,280,000, respectively. Gross unrealized losses on available for sale securities as of December 31, 2000 and 1999 were approximately $1,105,000 and $195,000, respectively.

Gross gains on sales of marketable securities of approximately $3,565,000 and $2,940,000 were realized during the years ended December 31, 2000 and 1999, respectively. Approximately $3.2 million and $2.5 million of the 2000 and 1999 gains, respectively were realized from the sale of stock distributions received by CII from one of its investments in privately held partnerships. Gross losses of approximately $561,000 and $228,000 were realized during the years ended December 31, 2000 and 1999, respectively. Included in gross losses for 2000 is $150,000 representing a decline in market value of securities deemed other than temporary. Gross gains and losses are based on the average cost method of determining cost, net of incentive fee.

                                       December 31, 2000                                     December 31, 1999
                      -------------------------------------------------      -------------------------------------------



                             Cost               Fair        Unrealized             Cost              Fair        Unrealized
    Description             Basis              Value       Gain (loss)            Basis             Value       Gain (loss)
    -----------             -----              -----       -----------            -----             -----       -----------
Real Estate
Investment Trusts        $759,899           $867,299         $107,400          $644,182          $599,678          ($44,504)

Mutual Funds              691,622            538,078         (153,544)           56,280            65,207             8,927

Corporate Debt
Securities (a)            496,914            354,263         (142,651)          100,004            96,000            (4,004)

Other Equity
Securities              3,864,386          3,782,427          (81,959)        2,281,506         3,405,862         1,124,356
                     -------------   ----------------    --------------    -------------    --------------    --------------

Total                  $5,812,821         $5,542,067        ($270,754)       $3,081,972        $4,166,747        $1,084,775
                     =============   ================    ==============    =============    ==============    ==============


(a) As of December 31,2000, Corporate Debt Securities which are classified as available for sale mature as follows:

                                       Cost                   Fair Value
     2001                          $100,000                     $93,000
  2002 - 2010                       278,000                     157,000
  2011 - 2029                       119,000                     104,000
                                   --------                    --------

                                   $497,000                    $354,000
                                   ========                    ========









Unrealized gain from sales of securities pending delivery is reported on the statement of operations. For the year ended December 31, 2000 such gains were approximately $1,384,000 and result from the change in market value of the underlying securities pending delivery. There was no such gain or loss in 1999.

4. OTHER INVESTMENTS

The Company's other investments consist of equity interests in various privately-held entities. These consist primarily of 15 limited partnerships whose purpose is to invest venture capital funds in growth-oriented enterprises. The Company does not have significant influence over any investee and no single investment exceeds 5% of the Company's total assets. These investments are carried at cost less other than temporary unrealized losses.

As of December 31, 2000, the Company has committed to invest approximately $9.5 million in these types of entities of which approximately $7.3 million has been funded. During the years ended December 31, 2000 and 1999 the Company contributed approximately $2.8 million and $2.1 million, respectively, toward these commitments.

In December 2000, an investment of $250,000 in a privately held corporation was charged to operations. This corporation suffered losses, which were deemed to be other than temporary and is in the process of liquidating its assets.

During the years ended December 31, 2000 and 1999, one of the aforementioned limited partnerships made various stock distributions of publicly traded companies which the Company sold, resulting in net gain of approximately $3.2 million and $2.5 million, respectively.

                                                              Carrying Values as of December 31,
                                                       -------------------------------------------------

       Investment Focus                                         2000                       1999

                                                       -----------------------     ---------------------
       Venture capital funds - technology and
       communications                                         $3,432,467                $2,020,171

       Venture capital funds - diversified businesses          1,552,651                 1,231,816

       Restaurant development and operation                      850,000                   500,000

       Real estate and related                                   250,000                   190,000

       Other                                                     350,000                    50,000
                                                              ----------                ----------

       Totals                                                 $6,435,118                $3,991,987
                                                              ==========                ==========


5.   INVESTMENT IN AFFILIATE

Investment in affiliate consists of CII's 49% equity interest in T.G. I.F. Texas, Inc. (T.G.I.F.). T.G.I.F. is a closely held Texas Corporation, which owns one net leased property in Louisiana and holds promissory notes receivable from its shareholders, including CII and Maurice Wiener, the Chairman of the Company. See Notes 6 and 7 for discussion on notes payable to T.G. I.F. and notes payable by Mr. Wiener to T.G.I.F. This investment is recorded under equity method of accounting. For the years ended December 31, 2000 and 1999 income from investment in affiliate amounted to approximately $193,000 and $158,000, respectively and is included in net (loss) gain from other investments in the consolidated statement of operations.

6. NOTES AND ADVANCES DUE FROM AND TRANSACTIONS WITH RELATED PARTIES AND LITIGATION

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

Under the Agreement, the Advisor is entitled to receive a monthly fee of $55,000 plus annual incentive compensation equal to the sum of 10% of net realized capital gains and extraordinary items of income for that year and 10% of the amount, if any, by which net profits of the Company for such fiscal year exceeded 8% per annum of the Average Net Worth of the Company, as defined. The Advisor is also entitled to a monthly fee of 20% of the amount of any unrefunded commitment fees received by the Company with respect to mortgage loans and other commitments, which the Company was not, required to fund and which expired within the next preceding calendar month.

For the years ended December 31, 2000 and 1999, approximately $993,000 and $1,025,000, respectively, was earned by the Advisor in fees of which approximately $333,000 and $365,000, respectively, was for incentive compensation and is netted in their related gains in the statement of operations. The Advisor also received management fees from certain affiliates and/or subsidiaries of the Company in the amount of approximately $30,000 in 2000 and 1999.

At December 31, 2000 and 1999, the Company had amounts due from the Advisor of approximately $155,000 and $228,000, respectively. This amount bears interest at prime plus 1% and is due on demand. At December 31, 2000 and 1999, the Company had amounts due from Courtland Group, Inc. (the former advisor) of approximately $278,000 and $253,000, respectively. This amount bears interest at Prime +1% and is due on demand.

Effective December 1, 1999, the Advisor began leasing its executive offices from CII pursuant to a lease agreement. This lease agreement is at the going market rate for similar property and calls for base rent of $48,000 per year payable is equal monthly installments. Additionally, the Advisor is responsible for all property insurance, utilities, maintenance and security expenses relating to the leased premises. The lease term is five years.

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

The Company, via its 75% owned joint venture (SBA), has a note receivable from Transco (a 43% shareholder of the Company) of $300,000 plus accrued interest of approximately $152,000 and $144,000 as of December 2000 and 1999, respectively. This note bears interest at the prime rate and is due on demand.

Mr. Wiener, Chairman of the Company, is an 18% shareholder and the chairman and director of T.G.I.F. Texas, Inc., a 49% owned affiliate of CII (See Note 3). As of December 31, 2000 and 1999, T.G.I.F. had amounts due from Mr. Wiener in the amount of approximately $672,000 and $520,000, respectively. These amounts are due on demand and bear interest at the prime rate. Furthermore, the Advisor receives a management fee of $18,000 per year from T.G.I.F. CII has notes payable to T.G.I.F. of approximately $3.6 million and $3.4 million as of December 31, 2000 and 1999, respectively. These amounts bear interest at the prime rate and principal and interest are due on demand. T.G.I.F. owns 10,000 shares of the Company's common stock purchased at market value in 1996.

As previously reported, on August 31, 1999 the court issued a final order and judgment in favor of the Company relating to its litigation with two former Directors. The monetary award to the Company was $4,538,294. The total amount of the award plus $79,427 in post judgment interest has been collected by December 31, 2000. In 1999, approximately $200,000 was paid to Transco pursuant to a sharing agreement with the Company and is reflected as a reduction in income from litigation for the year ended December 31, 1999.

7. MORTGAGES AND NOTES PAYABLES

                                                                                           December 31,
                                                                           -------------------------------------------

                                                                                 2000                     1999
                                                                           ------------------       ------------------
Collateralized by Investment Properties (Note 2)

Land Held for Development:
     Mortgage loan payable, interest at 1% over prime (10.5% at December 31,
     2000) payable quarterly with remaining balance due
     at maturity on June 15, 2002.                                                $44,310                $381,310

     Mortgage loan payable, interest at 1% over prime (10.5% at
     December 31 2000) payable quarterly with principal due on demand.            500,000                  500,000

Partnerships owning hotel and club facility and yacht slips: Mortgage loan payable with interest fixed at 7.75% through September 30, 2003. Monthly payments of principal and interest based on 25-year amortization. All outstanding principal due at
     maturity on September 30, 2010.                                             4,282,565               4,429,265

     Note payable to individual with interest rate fixed at 7%.
     Payment of principal and interest annually, with maturity in
     July 2002.                                                                     50,000                   75,000

Partnership owning shopping center:
     Mortgage loan payable with interest fixed at 9.75% payable
     monthly with principal due at maturity in November 2001.                     300,000                  300,000

     Mortgage loan payable with interest fixed at 9.75% payable
     monthly with principal due at maturity in February 2003.                     350,000                  350,000

Office building:
     Mortgage loan payable, interest at 9.25% until August 2002, then fixed at the then prime rate plus 3/4%. Payment of principal
     and interest monthly with maturity in August 2007.                           401,836                  411,326

Other:
     Note payable to affiliate (T.G.I.F.), interest at prime (9.5% at
     December 31, 2000) payable annually in January. Principal
     outstanding due on demand.                                                 3,562,937                3,361,577
                                                                           ------------------       ------------------

     Totals                                                                     $9,491,648               $9,808,478
                                                                           ==================       ==================

A summary of scheduled principal repayments or reductions for all types of notes and mortgages payable is as follows:

           Year ending December 31,                         Amount
           -----------------------                          ------
                    2001                                  $4,482,172
                    2002                                     177,962
                    2003                                     475,395
                    2004                                     144,852
                    2005                                     167,476
                    2006 and thereafter                    4,043,791
                                                          ----------
                                Total                     $9,491,648
                                                          ==========

The 2001 principal repayments are expected to be satisfied with proceeds from sales of real estate, distributions from investments, available cash or such debt may be refinanced.


8.  INCOME TAXES
The components of income before income taxes and the effect of adjustments to tax computed at the federal statutory rate for the years ended December 31, 2000 and 1999 were as follows:

                                                          2000              1999
                                                          ----              ----
Income before income taxes                             $3,825,000       $5,029,000
-----------------------------------------------------------------------------------
Computed tax at federal statutory rate of 34%           1,300,000        1,710,000
Change in valuation allowance                          (1,255,000)      (1,383,000)
State taxes, net of federal income tax benefit            153,000           98,000
Tax provision eliminated due to payment of dividend      (465,000)              --
Other items, net                                          141,000           40,000
-----------------------------------------------------------------------------------
(Benefit from) provision for income taxes               ($126,000)        $465,000
===================================================================================
Effective tax rate                                            (3%)              9%
===================================================================================



The (benefit from) provision for income taxes in the consolidated statement of operations consists of the following:

      Year ended December 31,                       2000              1999
      ---------------------------------------------------------------------
      Current:
           Federal                            ($275,000)          $360,000
           State                                (95,000)           105,000
      ---------------------------------------------------------------------
                                               (370,000)           465,000
      Deferred:
           Federal                               220,000                --
           State                                  24,000                --
      ---------------------------------------------------------------------
                                                 244,000
      ---------------------------------------------------------------------
      Total                                   ($126,000)          $465,000
      =====================================================================


Deferred tax assets and liabilities reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by income tax law. A valuation allowance was recognized in 1999 to reduce deferred tax assets to the amounts more likely than not to be realized. As of December 31, 2000 and 1999, the components of the deferred tax assets and liabilities are as follows:

                                                  As of December 31, 2000           As of December 31, 1999
                                                      Deferred tax                       Deferred tax
                                             ----------------------------------------------------------------
                                                 Assets        Liabilities        Assets       Liabilities
                                             ---------------  --------------   --------------  --------------
     Net operating loss carry forward              $499,000                       $1,356,000
     Excess of book basis of 49% owned
        corporation over tax basis                                  514,000                          441,000
     Unrealized gain on marketable
     securities                                                     521,000
     Other                                          354,000          62,000          407,000          67,000
     Valuation allowance                                                         (1,255,000)
                                             ---------------  --------------   --------------  --------------
     Totals                                        $853,000      $1,097,000         $508,000        $508,000
                                             ===============  ==============   ==============  ==============

The change in the valuation allowance between December 31, 2000 and 1999 was a decrease of $1,255,000. The deferred tax expense for the year ended December 31, 2000 is $244,000.

9.  STOCK-BASED COMPENSATION

The Company has a fixed stock option plan which is described below. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for the plan. Under APB Opinion 25, if the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation is recognized.

In November 2000, the Company's Board of Directors authorized the 2000 Stock Option Plan, pending approval by the shareholders. The Plan provides for the grant of options to purchase shares of the Company's common stock to the officers and directors of the Company. Under the 2000 Plan, options may be exercised at any time within ten years from the date of grant and are not transferable. Options expire upon termination of employment, except to a limited extent in the event of retirement, disability or death of the grantee. No options have been granted under the Plan.

On August 24, 2000, certain officers and directors of the Company exercised all of their stock options under the 1990 Stock Option Plan and purchased a total of 70,000 shares of the Company's common stock for $358,750. The Company received $70,000 in cash and $288,750 in promissory notes for the balance. These promissory notes bear interest at 6.18% per annum payable quarterly in the arrears on the first day of January, April, July and October. The outstanding principal is due on August 23, 2005 and the notes are collateralized by the stock.

FASB Statement 123, Accounting for Stock-Based Compensation, requires the Company to provide proforma information regarding net income and net income per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in FASB Statement 123. There were no options granted during the years ended December 31, 2000 and 1999, and therefore, under the accounting provisions of FASB Statement 123, the Company's proforma net income (loss) and net income (loss) per share would not differ.

A summary of the status of the Company's fixed stock option plan as of December 31, 2000 and 1999, and changes during the years ending on those dates are presented below:



                                                   As of December 31, 2000           As of December 31, 1999
                                             ----------------------------------------------------------------
                                                          Weighted-Average                  Weighted-Average
                                                                  Exercise                          Exercise
                                                   Shares            Price          Shares             Price
       ------------------------------------------------------------------------------------------------------
       Outstanding at beginning of year            70,000            $5.13          70,000             $5.13
       Granted                                         --               --              --                --
       Exercised                                   70,000            $5.13              --                --
       Forfeited                                       --               --              --                --

       ------------------------------------------------------------------------------------------------------

       Outstanding at end of year                      --               --          70,000             $5.13

       ------------------------------------------------------------------------------------------------------

       Options exercisable at year-end                 --               --          70,000             $5.13
       Weighted average fair value of
       options granted during the year                 --               --              --                --
       ======================================================================================================

There are no stock options outstanding at December 31, 2000.

10.  OPERATING LEASES AS LESSOR

Grove Isle Lease. In November 1996, GIA terminated its lease with GICI and entered into a long-term lease with an unrelated tenant, Westgroup Grove Isle Associates, Ltd. ("Westgroup"). GIA and GICI also entered into a Master Agreement with Westgroup whereby among other things Westgroup assumed the operations of the Grove Isle hotel and club.

The initial term of the lease is ten years and calls for annual net base rent $880,000 before the 1999 Amendment (see below), plus real estate taxes and property insurance, payable in monthly installments. In addition to the base rent, Westgroup shall also pay GIA participation rent consisting of a portion of Westgroup's operating surplus, as defined in the lease agreement. Participation rent is due at end of each lease year. No participation rent was due in 2000 and 1999. Furthermore, also as previously reported, in consideration for GICI relinquishment of its rights in and to the original lease with GIA, GIA agreed to pay to GICI the sum of $200,000 for each year that the Westgroup lease is in good standing and has also assigned to GICI the aforementioned participation rent due from Westgroup. In November 2000 and 1999, GIA paid GICI $200,000 as per agreement. This amount is eliminated in consolidation.

In December 1999, the lease was amended and restated in consideration of Westgroup's substantial efforts in improving the facility and investing capital beyond the amounts required by the lease. As of December 31, 2000, Westgroup has invested approximately $5.5 million in the form of capital improvements to the facility. GIA agreed to reduce the amount of base rent due by $480,000 ("Reduced Rent"), which Reduced Rent will be taken over a period of 20 months beginning in December 1999. After fully utilizing the Reduced Rent (by August 2001) annual base rent will be $918,400. The lease amendment also calls for an increase in base rent commencing January 1, 2002 in accordance with changes in the Consumer Price Index ("CPI"). Concurrently, participation rent will be reduced by the amount by which base rent increases solely as a result of CPI increases for the lease year. The effect of the reduced rent is being spread over the remaining term of the lease.

During 1997 and in conjunction with the aforementioned agreements, GIA advanced $500,000 to the principal owner of the tenant of the Grove Isle property. GIA received a promissory note bearing interest at 8% per annum with interest payments due quarterly beginning on July 1, 1997 and all principal due at maturity in 2006. All interest payments due in 2000 and 1999 have been received.

Minimum lease payments receivable. The Company leases its commercial and industrial properties under agreements for which substantially all of the leases specify a base rent and a rent based on tenant sales (or other benchmark) exceeding a specified percentage. Such percentage rent approximated $32,000 and $30,000 in 2000 and 1999, respectively.

These leases are classified as operating leases and generally require the tenant to pay all costs associated with the property. Minimum annual rentals on non-cancelable leases in effect at December 31, 2000, are as follows:


          Year ending December 31,                                  Amount
          -----------------------                                   ------
                    2001                                          $1,119,000
                    2002                                           1,113,000
                    2003                                           1,123,000
                    2004                                           1,126,000
                    2005                                           1,128,000
                    Subsequent years                               1,829,000
                                                                 -----------
                                Total                             $7,438,000
                                                                  ==========

Item 11. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.
                                    Part III.


Item 12.   Directors, Executive Officers and Control Persons.

Listed below is certain information relating to the executive officers and directors of the Company:



                                                 Principal Occupation and Employment other than With the Company
                                                                      During the Past Five
Name and Office                         Age                     Years - Other Directorships
Maurice Wiener; Chairman of the         59    Chairman of the Board and Chief Executive Officer of the  Advisor;
Board of Directors and Chief                  Executive Trustee, Transco; Director, T.G.I.F. Texas, Inc.; Chairman
Executive Officer                             of the Board and Chief Executive Officer of Courtland Group, Inc.

Lawrence I. Rothstein; Director,        48    Director, President and Secretary of the Advisor; Trustee and Vice
President, Treasurer and Secretary            President of Transco; Director, President and Secretary of Courtland
                                              Group, Inc. Vice President and Secretary, T.G.I.F. Texas, Inc.

Carlos Camarotti; Vice                  40    Vice President - Finance and Assistant Secretary of the Advisor;
President-Finance and Assistant               Vice President - Finance and Assistant Secretary of Courtland Group,
Secretary                                     Inc.

Bernard Lerner; Vice President          58    Vice President of the Advisor; Vice President of Courtland Group,
                                              Inc.

Walter Arader; Director                 79    President, Arader, Herzig and Associates Inc. (financial management consultants); Director, Pep Boys-Manny, Moe & Jack; Director, Unitel
                                              Video; Former Secretary of Commerce, Commonwealth of Pennsylvania.

Harvey Comita; Director                 71    Business Consultant; Trustee of Transco Realty Trust; President and
                                              Director of Pan-Optics, Inc. (1971-1991); Director of  Mediq,
                                              Incorporated (1981-1991);

John B. Bailey; Director                74    Real Estate Consultant; Retired CEO, Landauer Associates, Inc. (Real
                                              Estate Consultants) (1977-1988).

Except as previously discussed, all executive officers of the Company were elected to their present positions to serve until their successors are elected and qualified at the 2001 annual organizational meeting of directors immediately following the annual meeting of shareholders. All directors of the Company were elected to serve until the next annual meeting of shareholders and until the election and qualification of their successors.

Item 13.  Executive Compensation.
Executive officers received no cash compensation from the Company in their capacity as executive officers. Reference is made to Item 1. Business and Item
6. Management's Discussion and Analysis or Plan of Operation for information concerning fees paid to the Advisor.

Compensation of Directors. Each Director receives an annual fee of $5,000, plus expenses and $500 per each Board of Directors meeting attended. Effective January 1, 2001, the annual fee to each director was increased to $8,000.

Stock Options. In November 2000, the Company's Board of Directors authorized the 2000 Stock Option Plan (the "Plan"), pending approval by the shareholders. The Plan, which permits the grant of qualified and non-qualified options and expires in 2010, is intended to provide incentives to the directors and employees (the "employees") of the Company as well as to enable the Company to obtain and retain the services of such employees. The Plan is administered by a Stock Option Committee (the "Committee") appointed by the Board of Directors. The Committee selects those key officers and employees of the Company to whom options for shares of common stock of the Company shall be granted. The Committee determines the purchase price of shares deliverable upon exercise of an option; such price may not, however, be less than 100% of the fair market value of a share on the date the option is granted. Payment of the purchase price may be made in cash, Company stock, or by delivery of a promissory note, except that the par value of the stock must be paid in cash or Company stock. Shares purchased by delivery of a note must be pledged to the Company. Shares subject to an option may be purchased by the optionee within ten years from the date of the grant of the option. However, options automatically terminate if the optionee's employment with the Company terminates other than by reason of death, disability or retirement. Further, if, within one year following exercise of any option, an optionee terminates his employment other than by reason of death, disability or retirement, the shares acquired upon exercise of such option must be sold to the Company at a price equal to the lesser of the purchase price of the shares or their fair market value.

As of December 31, 2000, no options have been granted under the plan.

Item 14.  Security Ownership of Certain Beneficial Owners and Management.
Set forth below is certain information concerning common stock ownership by directors, directors and officers as a group, and holders of more than 5% of the outstanding common stock.


                                                           Shares Held as of March 23, 2001

                              Shares Owned by Named      Additional Shares in Which the named
                              Persons & Members of His   Person Has, or Participates in, the     Total Shares & Percent
Name (6)                      Family (1)                 Voting or Investment Power (2)          of Class
--------                      -------                              ----------------              --------
Maurice Wiener                        35,100                        541,830  (3), (4)             576,930         53%

Lawrence Rothstein                    25,000                        541,830  (3)                  566,830         52%

Walter G. Arader                      10,400                              0                        10,400          1%

John B. Bailey                         7,100                              0                         7,100           *

Harvey Comita                          5,000                        477,300  (5)                  482,300         44%

All 7 Directors and                   92,600                        541,830                       634,430         58%
Officers as a Group                                                          (3)

Emanuel Metz                          59,500                                                       59,500          5%
CIBC Oppenheimer Corp.
One World Financial Center
200 Liberty Street
New York, NY  10281
                                                                          0

Transco Realty Trust                 477,300                                                      477,300         44%
1870 S. Bayshore Drive
Coconut Grove, FL  33133                      (4)                         0


*    Less than 1 %

-------------------------------

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

(4) Mr. Wiener holds approximately 37% and 65% of the stock of Transco and Courtland Group Inc., respectively, and may therefore be deemed to be the beneficial owner of the shares of the Company held by Transco and Courtland Group, Inc.

(5) This number represents the number of shares held by Transco Realty Trust, of which Mr. Comita is a Trustee.

(6) Except as otherwise set forth, the address for theses individuals is 1870 South Bayshore Drive, Coconut Grove, Florida 33133.


Item 15. Certain Relationships and Related Transactions. The following discussion describes the organizational structure of the Company's subsidiaries and affiliates.

Transco Realty Trust ("Transco").
Transco is a publicly-held 43% shareholder of the Company.

HMG Advisory Corp. (the "Advisor").
The Advisor is majority owned by Maurice Wiener, its Chairman and CEO. As of December 31, 2000 and 1999 the Advisor owed the Company approximately $155,000 and $228,000, respectively. Such sum bears interest at the prime rate plus 1% and is due on demand.

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

Courtland Group, Inc. ("CGI").
CGI served as the Company's investment Advisor until January 1, 1998 and owns approximately 21% of Transco's stock and owns approximately 5% of the Company's common stock. As of December 31, 2000 and 1999, CGI owed the Company approximately $278,000 and $253,000, respectively. Such sums bear interest at the prime rate plus 1% and are due on demand.

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

Transco. As of December 31, 2000, the Company has a note and accrued interest receivable from Transco of $452,000 compared to $444,000 as of December 31, 1999. This note bears interest at the prime rate and is due on demand.(See Item
1. Business- South Bayshore Associates).

CII - T.G.I.F. Texas, Inc.
CII owns approximately 49% of the outstanding shares of T.G.I.F. Texas, Inc. ("T.G.I.F."). Mr. Wiener is a director and chairman of T.G.I.F. and owns, directly and indirectly, approximately 18% of the outstanding shares of T.G.I.F. As of December 31, 2000 and 1999, T.G.I.F. had amounts due from Mr. Wiener of approximately $672,000 and $520,000, respectively. These amounts are due on demand and bear interest at the prime rate. Also, T.G.I.F. owns 10,000 shares of the Company which were purchased in 1996 at the market value. The Advisor receives a management fee of $18,000 per year from T.G.I.F.

As of December 31, 2000 and 1999, CII owed approximately of $3.6 million and $3.4 million, respectively to T.G.I.F. All advances between CII and T.G.I.F. are due on demand and bear interest at the prime rate plus 1%.

CII- Grove Isle.
In 1986, CII acquired from the Company the rights to develop the marina at Grove Isle for a promissory note of $620,000 payable in 10 years at an annual interest rate equal to the prime rate. The principal matures on January 2, 2006. Interest payments are due each January 2. Because the Company consolidates CII, the note payable and related interest income are eliminated in consolidation.

Exercised stock options and related promissory notes.
On August 24, 2000, certain officers and directors of the Company exercised all of their stock options and purchased a total of 70,000 shares of the Company's common stock for $358,750. The Company received $70,000 in cash and $288,750 in promissory notes for the balance. These promissory notes bear interest at 6.18% per annum payable quarterly in arrears on the first day of January, April, July and October. The outstanding principal is due on August 23, 2005 and the notes are collateralized by the stock.

                                    Part IV.


Item 16 . Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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

                                      HMG/Courtland Properties, Inc.

March 30, 2001                        By: /s/ Maurice Wiener
                                          ------------------
                                          Maurice Wiener
                                          Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Maurice Wiener                              March 30, 2001
-----------------------------
Maurice Wiener
Chairman of the Board
Chief Executive Officer


/s/ Lawrence I. Rothstein                       March 30, 2001
-----------------------------
Lawrence I. Rothstein
Director,  President, Treasurer & Secretary


/s/ Walter G. Arader                            March 30, 2001
-----------------------------
Walter G. Arader, Director


/s/ John B. Bailey                              March 30, 2001
-----------------------------
John B. Bailey, Director


/s/ Harvey Comita                               March 30, 2001
-----------------------------
Harvey Comita, Director


/s/ Carlos Camarotti                            March 30, 2001
-----------------------------
Carlos Camarotti
Vice President - Finance and Controller

                                  EXHIBIT INDEX
                                   Description



(3)  (a)  Restated Certificate of Incorporation                                   Incorporated by reference Exhibit 3(a) to the
                                                                                  Company's 1987 Report on Form 10-KSB (the
                                                                                  "1987 Form 10-KSB").

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

(10) (a)  1990 Incentive Stock Option Plan of HMG/Courtland Properties,           Incorporated by reference to Exhibit 10(j) to
          Inc.                                                                    the 1991 Form 10-KSB.

     (b)  Amended and restated lease agreement between Grove Isle Associates,     Incorporated by reference to Exhibit 10(d) to
          Ltd. and Westgroup Grove Isle Associates, Ltd. dated November 19,       the 1996 Form 10-KSB.
          1996.

     (c)  Master agreement between Grove Isle Associates, Ltd. Grove Isle Club.   Incorporated by reference to Exhibit 10(e) to
          Inc., Grove Isle Investments, Inc. and Westgroup Grove Isle             the 1996 Form 10-KSB
          Associates, Ltd. dated November 19, 1996.

     (d)  Agreement Re: Lease Termination between Grove Isle Associates, Ltd.     Incorporated by reference to Exhibit 10(f) to
          And Grove Isle Club, Inc. dated November 19, 1996.                      the 1996 Form 10-KSB.

     (e)  Advisory Agreement between the Company and HMG Advisory Corp.           Incorporated by reference to Exhibit 10(h) to
          effective January 1, 1998.                                              the 1997 Form 10-KSB.

     (f)  Amended and restated agreement between NAF Associates and the Company,  Incorporated by reference to Exhibit 10(f) to
          dated August 31, 1999.                                                  the 1999 Form 10-KSB.

     (g)  Amendment to amend and restated lease agreement between Grove Isle      Incorporated by reference to Exhibit 10(g) to
          Associates, Ltd. and Westgroup Grove Isle Associates, Ltd. dated        the 1999 Form 10-KSB.
          December 10, 1999.

     (h)  Lease agreement between Courtland Investments, Inc. and HMG Advisory    Incorporated by reference to Exhibit 10(h) to
          Corp. dated December 1, 1999.                                           the 1999 Form 10-KSB.




 (22)  Subsidiaries of the Company:

        HMG-FIEBER ASSOCIATES, a Connecticut Joint Venture
        SOUTH BAYSHORE ASSOCIATES, a Florida Joint Venture
        HMG FASHION SQUARE, INC., a Florida Corporation
        FASHION SQUARE PARTNERSHIP, a Florida Limited Liability Partnership COURTLAND INVESTMENTS, INC., a Delaware Corporation
        GROVE ISLE INVESTMENTS, INC., a Florida Corporation
        GROVE ISLE YACHT CLUB ASSOCIATES., a Florida Joint Venture
        GROVE ISLE ASSOCIATES, LTD., a Florida Limited Partnership
        GROVE ISLE CLUB, INC., a Florida Corporation
        HMG HOUSTON GROVE, INC., a Texas Corporation
        THE GROVE TOWNE CENTER-TEXAS, LTD. , a Texas Limited Partnership 260 RIVER CORP., a Vermont Corporation
        FASHION SQUARE OWNER'S ASSOCIATION, a Florida Corporation
        COURTLAND KEY WEST, INC., a Florida Corporation