Form 10QSB
period 2001-03-31
HMG COURTLAND PROPERTIES INC
filed 2001-05-15
CIK 311817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended       March 31, 2001
                              ---------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________   to __________________

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
                                                           Yes         No
                                                                ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

1,089,135 Common shares were outstanding as of April 30, 2001.

                                        HMG/COURTLAND PROPERTIES, INC.

                                                     Index


                                                                                                        PAGE
                                                                                                       NUMBER
PART I.      Financial Information

             Item 1.   Financial Statements
             Condensed Consolidated Balance Sheets as of
             March 31, 2001 (Unaudited) and December 31, 2000.............................................1

             Condensed Consolidated Statements of Operations for the
             Three Months Ended March 31, 2001 and 2000 (Unaudited).......................................2

             Condensed Consolidated Statements of Cash Flows for the
             Three Months Ended March 31, 2001 and 2000 (Unaudited).......................................3

             Notes to Condensed Consolidated Financial Statements (Unaudited).............................4

             Item 2.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations.............................................6

PART II.   Other Information
             Item 1.   Legal Proceedings . . . ...........................................................8
             Item 6.   Reports on Form 8-K................................................................8


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
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      (UNAUDITED)
                                                                        March 31,             December 31,
                                                                          2001                    2000
                                                                      ------------           ------------
                                    ASSETS
Investment properties, net of accumulated depreciation:
  Commercial and industrial                                           $  2,767,898           $  3,137,257
  Hotel and club facility                                                5,421,201              5,514,374
  Yacht slips                                                              870,922              1,167,286
  Land held for development                                              2,469,890              2,469,890
                                                                      ------------           ------------
                       Total investment properties, net                 11,529,911             12,288,807


Cash and cash equivalents                                                2,972,276              1,923,947
Investments in marketable securities                                     4,772,791              5,542,067
Other investments                                                        6,987,695              6,435,118
Investment in affiliate                                                  2,791,776              2,744,355
Cash restricted pending delivery of securities                             253,913                343,672
Loans, notes and other receivables                                       1,113,169              1,086,513
Notes and advances due from related parties                                853,947                891,727
Other assets                                                               368,012                371,326
                                                                      ------------           ------------
                                 TOTAL ASSETS                         $ 31,643,490           $ 31,627,532
                                                                      ============           ============



                                 LIABILITIES
Mortgages and notes payable                                           $  9,342,577           $  9,491,648
Accounts payable and accrued expenses                                      318,514                582,295
Sales of securities pending delivery                                       278,437                420,118
Income taxes payable                                                       537,000                 95,000
Deferred taxes                                                             384,000                244,000
Other liabilities                                                          398,666                661,646
                                                                      ------------           ------------
                              TOTAL LIABILITIES                         11,259,194             11,494,707


Minority interests                                                         416,579                383,612
                                                                      ------------           ------------

Commitments and contingencies


                             STOCKHOLDERS' EQUITY
Preferred stock, no par value; 2,000,000 shares
   authorized; none issued
Common stock, $1 par value; 1,500,000 shares authorized;
   1,315,635 shares issued and outstanding                               1,315,635              1,315,635
Additional paid-in capital                                              26,571,972             26,571,972
Undistributed gains from sales of real estate, net of losses            37,556,100             36,520,727
Undistributed losses from operations                                   (42,639,570)           (42,440,503)
Accumulated other comprehensive loss                                      (888,556)              (270,754)
                                                                      ------------           ------------
                                                                        21,915,581             21,697,077

Less:  Treasury stock, at cost (226,500 shares)                         (1,659,114)            (1,659,114)
            Notes receivable from exercise of stock options               (288,750)              (288,750)
                                                                      ------------           ------------
                          TOTAL STOCKHOLDERS' EQUITY                    19,967,717             19,749,213


                                                                      ------------           ------------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 31,643,490           $ 31,627,532
                                                                      ============           ============

See notes to condensed consolidated financial statements

                                       (1)

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                     REVENUES                                                   Three months ended March 31,
                                                                                                 2001                 2000
                                                                                                 ----                 ----
  Rentals and related revenue                                                                  $337,802             $415,211
  Marina revenues                                                                               132,805              134,780
  Net gain from sale of marketable securities                                                 1,017,208            1,598,194
  Unrealized loss from sales of securities pending delivery                                    (729,023)
  Net gain from other investments                                                               149,514               51,890
  Interest and dividends from invested cash, and other                                           99,758               69,305
                                                                                   ------------------------------------------
                                  Total revenues                                              1,008,064            2,269,380
                                                                                   ------------------------------------------

                                     EXPENSES
  Operating expenses:
     Rental properties and other                                                                130,966              141,495
     Marina                                                                                     110,637               92,374
     Advisor's base fee                                                                         165,000              165,000
     General and administrative                                                                  58,281               48,410
     Professional fees and expenses                                                              34,965               20,741
     Directors' fees and expenses                                                                13,393               11,880
     Depreciation and amortization                                                              148,918              181,522
                                                                                   ------------------------------------------
                             Total operating expenses                                           662,160              661,422

  Interest expense                                                                              199,624              223,152
  Minority partners' interests in operating
        gains of consolidated entities                                                           13,484               84,414
                                                                                   ------------------------------------------
                                  Total expenses                                                875,268              968,988
                                                                                   ------------------------------------------

  Income before sales of properties and income from
         and provision for income taxes                                                         132,796            1,300,392

  Gain on sales of properties, net                                                            1,285,510

  Income from litigation, net                                                                                        108,384
                                                                                   ------------------------------------------

  Income before income taxes                                                                  1,418,306            1,408,776

  Provision for  income taxes                                                                   582,000

                                                                                   ------------------------------------------
Net income                                                                                     $836,306           $1,408,776
                                                                                   ==========================================


Net Income Per Common Share:
     Basic                                                                                        $0.77                $1.30
                                                                                                  =====                =====
     Diluted                                                                                      $0.77                $1.29
                                                                                                  =====                =====

See notes to condensed consolidated financial statements



                                       (2)

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       (UNAUDITED)

                                                                                           Three months ended
                                                                                               March 31,
                                                                                        2001                    2000
                                                                                        ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                          $836,306               $1,408,776
   Adjustments to reconcile net income to net cash used in
     operating activities:
     Depreciation and amortization                                                     148,918                  181,522
     Net gain from other investments                                                  (149,514)                 (51,890)
     Gain on sales of properties, net                                               (1,285,510)
     Net gain from sales of marketable securities                                   (1,017,208)              (1,598,194)
     Change in unrealized gain from sales of securities pending delivery               729,023
     Minority partners' interest in operating gains                                     13,484                   84,414
     Changes in assets and liabilities:
       (Increase) decrease in other assets                                              (4,883)                  21,414
       Decrease (increase) in due from affiliates                                       37,780                  (53,983)
       Decrease in accounts payable and accrued expenses                              (263,781)                (224,097)
       Increase (decrease) in other liabilities                                         73,515                 (637,452)
       Increase in current income taxes payable                                        442,000
       Increase in deferred tax liability                                              140,000
                                                                              -----------------       ------------------
    Total adjustments                                                               (1,136,176)              (2,278,266)
                                                                              -----------------       ------------------
    Net cash used in operating activities                                             (299,870)                (869,490)
                                                                              -----------------       ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Aquisitions and improvements of properties                                         (83,050)                    (171)
    Net proceeds from disposals of properties                                        2,153,742
    Increase in mortgage loans, notes and other receivables                            (59,344)                (109,128)
    Decrease in mortgage loans, notes and other receivables                             32,688                  161,031
    Contributions to other investments, net of distributions                          (450,484)              (1,407,609)
    Net proceeds from sales and redemptions of securities                            1,101,892                2,015,813
    Decrease in restricted cash                                                         89,759                1,915,254
    Increase in sales of securities pending delivery                                    25,470
    Increased investments in marketable securities                                    (829,385)              (1,423,505)
                                                                              -----------------       ------------------
    Net cash provided by investing activities                                        1,981,288                1,151,685
                                                                              -----------------       ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of mortgages and notes payables                                         (149,071)                 (17,667)
    Net distributions to minority partners                                            (484,018)                  (3,343)
                                                                              -----------------       ------------------
    Net cash used in financing activities                                             (633,089)                 (21,010)
                                                                              -----------------       ------------------

    Net increase in cash and cash equivalents                                        1,048,329                  261,185

    Cash and cash equivalents at beginning of the period                             1,923,947                3,410,476

    Cash and cash equivalents at end of the period                                  $2,972,276               $3,671,661
                                                                              =================       ==================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest                                              $125,000                 $160,000
                                                                              =================       ==================
  Cash paid during the year for income taxes                                             ---                     ---
                                                                              =================       ==================

See notes to condensed consolidated financial statements

                                       (3)

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals), which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2000. The balance sheet as of December 31, 2000 was derived from audited financial statements as of that date. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

2.  GAIN ON SALES OF PROPERTIES
             In January 2001, HMG Fieber Associates sold six of its properties located primarily in New York, resulting in a net gain to the Company of approximately $1,035,000.

             For the three months ended March 31, 2001 Grove Isle Yacht Club Associates sold 8 yacht slips located in Miami, Florida resulting in a gain to the Company of approximately $250,000.

3.   INVESTMENTS IN MARKETABLE SECURITIES
             Investments in marketable securities are composed primarily of large capital corporate equity securities in varying industries. These securities are classified as available-for-sale and carried at fair value, based on quoted market prices. The net unrealized gains or losses on these investments are reported as a separate component of stockholders' equity. Gross unrealized gains on available-for-sale securities as of March 31, 2001 were approximately $616,000. Gross unrealized losses as of March 31, 2001 were approximately $1,505,000.

             Unrealized loss from sales of securities pending delivery is reported on the statement of operations. For the three months ended March 31, 2001 such loss was approximately $729,000, which was primarily from the realization of approximately $643,000 from short positions closed in 2001 which were previously included in unrealized gain from securities pending delivery. There was no such loss or gain in the first quarter of 2000.

             Gross gains on sales of marketable securities of approximately $1,159,000 were realized during the three months ended March 31, 2001, of which approximately $643,000 had previously been reported as unrealized gain from securities pending delivery. Gross losses of approximately $142,000 were realized during the three months ended March 31, 2001. Gross gains and losses are based on the first-in first-out method of determining cost, net of the Advisor's incentive fee. The Company had previously recorded gains and losses based on the average cost method. The cumulative effect of the accounting change was not significant to the condensed consolidated financial statement of operations.



                                       (4)

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

4.   BASIC AND DILUTED EARNINGS PER SHARE
             Basic and diluted earnings per share for the three months ended March 31, 2001 and 2000 are computed as follows:


                                             March 31, 2001    March 31, 2000

Basic:

     Net Income                                   $836,306        $1,408,776

     Weighted average shares outstanding         1,089,135         1,080,190
                                          -----------------------------------

  Basic earnings per share                            $.77             $1.30
                                          ===================================



Diluted:

     Net Income                                   $836,306        $1,408,776

     Weighted average shares outstanding         1,089,135         1,080,190

     Options to acquire common stock                    --             8,884
                                          -----------------------------------

  Diluted weighted average common shares         1,089,135         1,089,074
                                          -----------------------------------

  Diluted earnings per share                          $.77             $1.29
                                          ===================================
















                                       (5)

RESULTS OF OPERATIONS
---------------------
          The Company reported net income of approximately $836,000 or ($.77 per share) for the three months ended March 31, 2001. This is as compared with net income of approximately $1,409,000 (or $1.30 per basic share and $1.29 per diluted share) for the three months ended March 31, 2000. Total revenues for the three months ended March 31, 2001, as compared with the same period in 2000, decreased by approximately $1,261,000 (or 56%). Total expenses for the three months ended March 31, 2001, as compared with the same period in 2000, decreased by approximately $94,000 (or 10%). Gain on sales of properties was approximately $1,286,000. There were no sales of properties for the three months ended March 31, 2000.

REVENUES
          Rental revenues for the three months ended March 31, 2001 were approximately $338,000. This is as compared with approximately $415,000 for the same comparable period in 2000. This decrease of approximately $77,000 (or 19%) for the three-month comparable period was primarily the result of the reduction in rental revenue due to the aforementioned sale of the six HMG Fieber retail stores in January 2001.

          Net gain from sale of marketable securities for the three months ended March 31, 2001 was approximately $1,017,000, of which approximately $643,000 was realized from short positions closed in 2001 which were previously included in unrealized gain from securities pending delivery. This is as compared with approximately $1,598,000 for the same comparable period in 2000. This decrease was approximately $581,000 (or 36%).

             Unrealized loss from sales of securities pending delivery is reported on the statement of operations. For the three months ended March 31, 2001 such loss was approximately $729,000, which was primarily from the realization of approximately $643,000 from short positions closed in 2001 which were previously included in unrealized gain from securities pending delivery. There was no such loss or gain in the first quarter of 2000.

          Net gain from other investments for the three months ended March 31, 2001 was approximately $149,000. This is as compared with approximately $52,000 for the same period in 2000. This increase of approximately $97,000 (or 187%) for the three-month comparable period was primarily attributable to non-recurring gains from investments in privately held partnerships, which made distributions during the first quarter of 2001.


EXPENSES
          Operating expenses of rental properties and other for the three months ended March 31, 2001 was approximately $131,000. This is as compared with approximately $141,000 for the same period in 2000. This decrease of approximately $10,000 (or 7%) for the three-month comparable period was primarily the result of lower operating costs of HMG Fieber properties due to the aforementioned sale of six stores in January 2001.

          Marina related expenses for the three months ended March 31, 2001 was approximately $111,000. This is as compared with approximately $92,000 for the same period in 2000. The increase of approximately $19,000 (or 21%) for the three-month comparable period was primarily attributable to higher insurance costs.

                                       (6)

          Depreciation and amortization expense for the three months ended March 31, 2001 was approximately $149,000. This is as compared with approximately $182,000 for the same period in 2000. This decrease of approximately $33,000 (or 18%) for the three-month comparable period was primarily due to decreased depreciation of furniture and fixtures owned by Grove Isle Club, Inc., which became fully depreciated in second quarter of 2000.

          Interest expense for the three months ended March 31, 2001 was approximately $200,000. This is as compared with approximately $223,000 for the same period in 2000. The decrease of approximately $23,000 (or 10%) for the three-month comparable period was attributable to decreased amounts outstanding in margin balances.

          Minority partners' interest in operating gains of consolidated entities for the three months ended March 31, 2000 was approximately $13,000. This is as compared with approximately $84,000 for the same comparable period in 2000. This decrease of approximately $71,000 for the three month comparable period was primarily the result of decreased operating income from 95%-owned Courtland Investments, Inc. and 70%-owned HMG Fieber Associates.

          Provision for income taxes for the three months ended March 31, 2001 was approximately $582,000, consisting of $442,000 of current provision and $140,000 of deferred provision. The payment of any future dividends may reduce or eliminate the Company's income tax liability and would reduce or eliminate the current provision. The increase from the prior year is due primarily to the gain on sales of properties in 2001. There was no provision for the three months ended March 31, 2000 due to the availability of net operating loss carry forwards.

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

MATERIAL COMPONENTS OF CASH FLOWS
---------------------------------
          For the three months ended March 31, 2001, net cash provided by investing activities was approximately $1,981,000. This was comprised primarily of net proceeds from sales of properties of approximately $2,154,000 and net proceeds from sales and redemptions of securities of $1,102,000. These increases were partially offset by uses of cash resulting from increased investments in marketable securities of approximately $829,000 and increased net contributions to other investments of approximately $450,000.

          For the three months ended March 31, 2001, net cash used in financing activities was approximately $633,000. This consisted primarily of distributions to minority partners of approximately $484,000 and repayment of mortgages and notes payable of approximately $149,000.





                                       (7)

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings
-------     -----------------
                  No items to report.

Item 6.     Exhibits and Reports on Form 8-K
-------     --------------------------------

              (a) There were no reports on Form 8-K filed for the quarter ended March 31, 2001.










                                      (8)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HMG/COURTLAND PROPERTIES, INC.






Dated:      May 14, 2001            /s/ Lawrence Rothstein
                                    -------------------------------------------
                                    Lawrence Rothstein
                                    President, Treasurer & Secretary





Dated:      May 14, 2001            /s/ Carlos Camarotti
                                    -------------------------------------------
                                    Carlos Camarotti
                                    Vice President - Finance and Controller





                                       (9)