Form 10QSB
period 2001-06-30
HMG COURTLAND PROPERTIES INC
filed 2001-08-14
CIK 311817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended         June 30, 2001
                              --------------------------

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
Yes    x       No
   ---------     ----------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes            No     x
   ---------     ----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

1,089,135 Common shares were outstanding as of July 31, 2001.

                         HMG/COURTLAND PROPERTIES, INC.

                                      Index


                                                                          PAGE
                                                                         NUMBER

PART I.  Financial Information

         Item 1.   Financial Statements

         Condensed Consolidated Balance Sheets as of
         June 30, 2001 (Unaudited) and December 31, 2000......................1

         Condensed Consolidated Statements of Operations for the
         Three and Six Months Ended June 30, 2001 and 2000 (Unaudited)........2

         Condensed Consolidated Statements of Cash Flows for the
         Three and Six Months Ended June 30, 2001 and 2000 (Unaudited)........3

         Notes to Condensed Consolidated Financial Statements (Unaudited).....4

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.....................7

PART II. Other Information
         Item 1.   Legal Proceedings . . . ..................................10

         Item 4.   Submission of Matters to a Vote of Security Holders.......10

         Item 6.   Reports on Form 8-K.......................................10



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
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               (UNAUDITED)
                                                                                 June 30,                    December 31,
                                                                                   2001                          2000
                                                                                   ----                          ----
                                    ASSETS
Investment properties, net of accumulated depreciation:
  Commercial and industrial                                                       $2,733,442                    $3,137,257
  Hotel and club facility                                                          5,323,961                     5,514,374
  Yacht slips                                                                        815,821                     1,167,286
  Land held for development                                                        2,232,869                     2,469,890
                                                                     ------------------------     -------------------------
                       Total investment properties, net                           11,106,093                    12,288,807


Cash and cash equivalents                                                          3,610,186                     1,923,947
Investments in marketable securities                                               4,893,911                     5,542,067
Other investments                                                                  7,001,478                     6,435,118
Investment in affiliate                                                            2,825,356                     2,744,355
Cash restricted pending delivery of securities                                       256,982                       343,672
Loans, notes and other receivables                                                 1,343,622                     1,086,513
Notes and advances due from related parties                                          810,306                       891,727
Other assets                                                                         288,354                       371,326
                                                                     ------------------------     -------------------------
                                 TOTAL ASSETS                                    $32,136,288                   $31,627,532
                                                                     ========================     =========================



                                 LIABILITIES
Mortgages and notes payable                                                       $8,869,250                    $9,491,648
Accounts payable and accrued expenses                                                316,909                       582,295
Sales of securities pending delivery                                                 273,481                       420,118
Income taxes payable                                                                 746,000                        95,000
Deferred taxes                                                                       313,000                       244,000
Other liabilities                                                                    756,982                       661,646
                                                                     ------------------------     -------------------------
                              TOTAL LIABILITIES                                   11,275,622                    11,494,707


Minority interests                                                                   413,830                       383,612
                                                                     ------------------------     -------------------------

Commitments and contingencies


                             STOCKHOLDERS' EQUITY
Preferred stock, no par value; 2,000,000 shares
   authorized; none issued
Common stock, $1 par value; 1,500,000 shares authorized;
   1,315,635 shares issued and outstanding                                         1,315,635                     1,315,635
Additional paid-in capital                                                        26,571,972                    26,571,972
Undistributed gains from sales of real estate, net of losses                      38,047,713                    36,520,727
Undistributed losses from operations                                             (43,053,007)                  (42,440,503)
Accumulated other comprehensive loss                                                (487,613)                     (270,754)
                                                                     ------------------------     -------------------------
                                                                                  22,394,700                    21,697,077

Less:  Treasury stock, at cost (226,500 shares)                                   (1,659,114)                   (1,659,114)
            Notes receivable from exercise of stock options                         (288,750)                     (288,750)
                                                                     ------------------------     -------------------------
                          TOTAL STOCKHOLDERS' EQUITY                              20,446,836                    19,749,213


                                                                     ------------------------     -------------------------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $32,136,288                   $31,627,532
                                                                     ========================     =========================

See notes to condensed consolidated financial statements


                                      (1)

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                     REVENUES                       Three months ended June 30,          Six months ended June 30,
                                                                       2001             2000             2001              2000
                                                                   -----------      -----------      -----------      -----------
  Rentals and related revenue                                         $370,787         $423,136         $708,589         $838,347
  Marina revenues                                                      117,927          123,589          250,732          258,369
  Net gain from sale of marketable securities                           51,353          966,435        1,068,561        2,564,628
  Unrealized (loss) gain from sales of securities pending delivery    (104,892)         391,521         (833,915)         391,521
  Net (loss) gain from other investments                                (5,214)         (22,187)         144,300           29,703
  Interest and dividends from invested cash, and other                 130,900           99,045          230,657          168,350
                                                                   -----------      -----------      -----------      -----------
                                  Total revenues                       560,861        1,981,539        1,568,924        4,250,918
                                                                   -----------      -----------      -----------      -----------

                                     EXPENSES
  Operating expenses:
     Rental properties and other                                       130,238          155,528          261,204          297,023
     Marina                                                            109,352           97,267          219,989          189,641
     Advisor's base fee                                                165,000          165,000          330,000          330,000
     General and administrative                                         46,033           41,562          104,314           89,972
     Professional fees and expenses                                     81,446           49,122          116,411           69,863
     Directors' fees and expenses                                       17,421            9,883           30,813           21,763
     Depreciation and amortization                                     146,498          178,428          295,416          359,950
                                                                   -----------      -----------      -----------      -----------
                             Total operating expenses                  695,988          696,790        1,358,147        1,358,212

  Interest expense                                                     188,246          212,992          387,870          436,144
  Minority partners' interests in operating
        (losses) gains of consolidated entities                        (10,592)          31,015            2,892          115,429
                                                                   -----------      -----------      -----------      -----------
                                  Total expenses                       873,642          940,797        1,748,909        1,909,785
                                                                   -----------      -----------      -----------      -----------

  (Loss) income before sales of properties, income
         from litigation and provision for income taxes               (312,781)       1,040,742         (179,985)       2,341,133

  Gain on sales of properties, net                                     528,959          246,888        1,814,469          246,888

  Income from litigation, net                                                           275,342                           383,726
                                                                   -----------      -----------      -----------      -----------

  Income before income taxes                                           216,178        1,562,972        1,634,484        2,971,747

  Provision for  income taxes                                          138,000                           720,000
                                                                   -----------      -----------      -----------      -----------
Net income                                                             $78,178       $1,562,972         $914,484       $2,971,747
                                                                     =========      ===========      ===========      ===========


Net Income Per Common Share:
     Basic                                                               $0.07            $1.50            $0.84            $2.80
                                                                     =========      ===========      ===========      ===========
     Diluted                                                             $0.07            $1.48            $0.84            $2.77
                                                                     =========      ===========      ===========      ===========


See notes to condensed consolidated financial statements


                                      (2)

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       (UNAUDITED)

                                                                                             Six months ended
                                                                                                 June 30,
                                                                                        2001                    2000
                                                                                        ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                           $914,484               $2,971,747
   Adjustments to reconcile net income to net cash used in
     operating activities:
     Depreciation and amortization                                                      295,416                  359,950
     Net gain from other investments                                                   (144,300)                 (29,703)
     Gain on sales of properties, net                                                (1,814,469)                (246,888)
     Net gain from sales of marketable securities                                    (1,068,561)              (2,564,628)
     Unrealized loss (gain) from sales of securities pending delivery                   833,915                 (391,521)
     Minority partners' interest in operating gains                                       2,892                  115,429
     Increase in deferred tax liability                                                  69,000
     Changes in assets and liabilities:
       Decrease (increase) in other assets                                               68,404                 (250,883)
       Decrease in due from affiliates                                                   81,421                   28,244
       Decrease in accounts payable and accrued expenses                               (265,389)                (234,113)
       Increase (decrease) in other liabilities                                         428,690                 (168,659)
       Increase in current income taxes payable                                         651,000
                                                                               -----------------       ------------------
    Total adjustments                                                                  (861,981)              (3,382,772)
                                                                               -----------------       ------------------
    Net cash provided by (used in) operating activities                                  52,503                 (411,025)
                                                                               -----------------       ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Aquisitions and improvements of properties                                          (98,605)                  (5,168)
    Net proceeds from disposals of properties                                         2,989,856                  522,414
    Increase in mortgage loans, notes and other receivables                            (323,207)                (453,394)
    Decrease in mortgage loans, notes and other receivables                              66,098                  410,447
    Contributions to other investments, net of distributions                           (503,061)              (2,019,352)
    Net proceeds from sales and redemptions of securities                             2,166,385                3,396,995
    Decrease in restricted cash                                                          86,690                1,105,595
    Increase in sales of securities pending delivery                                    130,026                 (188,399)
    Increased investments in marketable securities                                   (1,777,105)              (2,894,746)
                                                                               -----------------       ------------------
    Net cash provided by (used in) investing activities                               2,737,077                 (125,608)
                                                                               -----------------       ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of mortgages and notes payables                                          (622,398)                (374,498)
    Net distributions to minority partners                                             (480,943)
                                                                               -----------------       ------------------
    Net cash used in financing activities                                            (1,103,341)                (374,498)
                                                                               -----------------       ------------------

    Net increase (decrease) in cash and cash equivalents                              1,686,239                 (911,131)

    Cash and cash equivalents at beginning of the period                              1,923,947                3,410,476
                                                                               -----------------       ------------------

    Cash and cash equivalents at end of the period                                   $3,610,186               $2,499,345
                                                                               =================       ==================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest                                               $317,000                 $264,000
                                                                               =================       ==================
  Cash paid during the year for income taxes                                              ---                     ---
                                                                               =================       ==================

See notes to condensed consolidated financial statements


                                      (3)

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals), which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2000. The balance sheet as of December 31, 2000 was derived from audited financial statements as of that date. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2.  GAIN ON SALES OF PROPERTIES
             In June 2001, The Grove Towne Center-Texas, Ltd. sold approximately
1.6 acres of vacant land located in Houston, Texas, resulting in a net gain to the Company of approximately $482,000.

             In June 2001, HMG Fieber Associates sold its property located in Fitchburg, Massachusetts, resulting in a net gain to the Company of approximately $103,000. The proceeds included a $190,000 promissory note from the buyer. The net gain on the sale was recorded under the installment method of accounting for real estate sales, as the transaction did not meet the criteria for the full accrual method. Accordingly, approximately $93,000 of the net gain has been deferred.

             In January 2001, HMG Fieber Associates sold six of its properties located primarily in New York, resulting in a net gain to the Company of approximately $1,035,000.

             For the three months ended June 30, 2001 Grove Isle Yacht Club Associates (GIYCA) sold 1 yacht slip located in Miami, Florida resulting in a gain to the Company of approximately $37,000. For the six months ended June 30, 2001 GIYCA has sold 9 yacht slips resulting in a net gain to the Company of approximately $287,000.

3.   INVESTMENTS IN MARKETABLE SECURITIES
             Investments in marketable securities are composed primarily of large capital corporate equity and debt securities in varying industries. These securities are classified as available-for-sale and carried at fair value, based on quoted market prices. The net unrealized gains or losses on these investments are reported as a separate component of stockholders' equity (accumulated other comprehensive loss). Gross unrealized gains on available-for-sale securities as of June 30, 2001 were approximately $677,000. Gross unrealized losses as of June 30, 2001 were approximately $1,165,000.

             Unrealized (loss) gain from sales of securities pending delivery is reported on the statement of operations. For the three and six months ended June 30, 2001 the unrealized loss was approximately $105,000 and $834,000, respectively, which was primarily from the realization of gains of approximately $213,000 and $997,000 from short positions closed during the three and six months ended June 30, 2001, respectively. These closed positions were previously included in unrealized gain from securities pending delivery. For the six months ended June 30, 2000 such unrealized gains were approximately $392,000.

                                       (4)

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

             Gross gains on sales of marketable securities of approximately $242,000 and $1,401,000 were realized during the three and six months ended June 30, 2001, respectively, of which approximately $213,000 and $997,000, respectively, had previously been reported as unrealized gain from securities pending delivery. Gross losses of approximately $340,000 and $332,000 were realized during the three and six months ended June 30, 2001, respectively. Included in gross losses for the three and six months ended June 30, 2001 was approximately $160,000 representing a decline in market value of securities deemed to be other than temporary. Gross gains and losses are based on the first-in first-out method of determining cost, net of the Advisor's incentive fee. The Company had previously recorded gains and losses based on the average cost method. The cumulative effect of the accounting change was not significant to the condensed consolidated financial statements.

4.   2000 STOCK OPTION PLAN
          As previously reported, on June 25, 2001 the Board of Directors approved the 2000 Stock Option Plan (the "Plan"). Under the Plan, options were granted to all officers and directors to purchase an aggregate of 86,000 common shares at no less than 100% of the fair market value at the date of grant. The average exercise price of the options, which are fully vested, was $7.84 per share. The Company's stock price on the date of grant was $7.57 per share.


























                                       (5)

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)



5.   BASIC AND DILUTED EARNINGS PER SHARE
             Basic and diluted earnings per share for the three and six months ended June 30, 2001 and 2000 are computed as follows:

                                                    For the three months ended          For the six months ended
                                                              June 30,                           June 30,
                                                     2001               2000              2001              2000
                                                     -----              ----              ----              ----
Basic:

Net Income                                               $78,178        $1,562,972          $914,484        $2,971,747

Weighted average shares outstanding                    1,089,135         1,039,954         1,089,135         1,060,072
                                                ----------------- ----------------- ----------------- -----------------

Basic earnings per share                                    $.07             $1.50              $.84             $2.80
                                                ================= ================= ================= =================


Diluted:

Net Income                                               $78,178        $1,562,972          $914,484        $2,971,747

Weighted average shares outstanding                    1,089,135         1,039,954         1,089,135         1,060,072

Options to acquire common stock                               --            18,381                --            12,307
                                                ----------------- ----------------- ----------------- -----------------

Diluted weighted average common shares                 1,089,135         1,058,335         1,089,135         1,072,379
                                                ----------------- ----------------- ----------------- -----------------

Diluted earnings per share                                  $.07             $1.48              $.84             $2.77
                                                ================= ================= ================= =================


             Options to acquire 86,000 shares of the Company's common stock were excluded from diluted earnings per share as their exercise price exceeded the average price of the stock during the period.



                                       (6)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
          The Company reported net income of approximately $78,000 (or $.07 per basic and diluted share) and $914,000 (or $.84 per basic and diluted share) for the three and six months ended June 30, 2001, respectively. This is as compared with net income of approximately $1,563,000 (or $1.50 per basic share and $1.48 per diluted share) and $2,972,000 (or $2.80 per basic share and $2.77 per diluted share) for the three and six months ended June 30, 2000, respectively. Total revenues for the three and six months ended June 30, 2001, as compared with the same periods in 2000, decreased by approximately $1,421,000 (or 72%) and $2,682,000 (or 63%), respectively. Total expenses for the three and six months ended June 30, 2001, as compared with the same periods in 2000, decreased by approximately $67,000 (or 7%) and $161,000 (or 8%), respectively. Gain on sales of properties for the three and six months ended June 30, 2001 was approximately $529,000 and $1,814,000, respectively. Gain on sales of properties for the three and six months ended June 30, 2000 was approximately $247,000.

REVENUES
          Rentals and related revenue for the three and six months ended June 30, 2001 was approximately $371,000 and $709,000, respectively. This is as compared with approximately $423,000 and $838,000, respectively for the same comparable periods in 2000. These decreases of approximately $52,000 (or 12%) and $129,000 (or 15%) for the three and six month comparable periods, respectively were primarily the result of the reduction in rental revenue due to the sale of the six HMG Fieber retail stores in January 2001.

          Net gain from sale of marketable securities for the three and six months ended June 30, 2001 was approximately $51,000 and $1,069,000, respectively. Included in these amounts are approximately $213,000 and $997,000, respectively, which were realized from short positions closed during the three and six months ended June 30, 2001, and were previously included in unrealized gain from securities pending delivery. Also included in these amounts, for the three and six months ended June 30, 2001, is approximately $160,000 representing a decline in market value of securities deemed to be other than temporary. For the three and six months ended June 30, 2000 net gain from sale of marketable securities was approximately $966,000 and $2,565,000, respectively, resulting in decreases of approximately $915,000 (or 95%) and $1,496,000 (or 58%), respectively.

             Unrealized (loss) gain from sales of securities pending delivery is reported on the statement of operations. For the three and six months ended June 30, 2001 such loss was approximately $105,000 and $834,000, respectively which resulted primarily from the realization of approximately $213,000 and $997,000 of short positions closed during the three and six months ended June 30, 2001, respectively which were previously included in unrealized gain from securities pending delivery. For the three and six months ended June 30, 2000 unrealized gain from sales of securities pending delivery was approximately $392,000.









                                       (7)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


          Net (loss) gain from other investments for the three and six months ended June 30, 2001 was approximately ($5,000) and $144,000, respectively. This is as compared with a net (loss) gain of approximately ($22,000) and $30,000 for the three and six months ended June 30, 2000, respectively. In June 2001, an investment of $50,000 in a privately held corporation was charged to operations. This corporation suffered losses, which were deemed to be other than temporary. The other changes in net (loss) gain from other investments for the three and six month comparable periods were primarily attributable to non-recurring gains from investments in privately held partnerships, which made distributions during the first quarter of 2001 and non-recurring losses from other investments in the second quarter of 2000.

          Interest and dividends from invested cash for the three and six months ended June 30, 2001 was approximately $131,000 and $231,000, respectively. This is as compared with approximately $99,000 and $168,000 for the same comparable periods in 2000. These increases of approximately $32,000 (or 32%) and $63,000 (or 38%) for the three and six month comparable periods, respectively, were primarily due to increased investments in debt securities.

EXPENSES
          Operating expenses of rental properties and other for the three and six months ended June 30, 2001 was approximately $130,000 and $261,000, respectively. This is as compared with approximately $156,000 and $297,000 for the same comparable periods in 2000, respectively. These decreases of approximately $26,000 (or 17%) and $36,000 (or 12%) for the three and six month comparable periods were primarily the result of lower operating costs of HMG Fieber properties due to the aforementioned sale of six stores in January 2001.

          Marina expenses for the three and six months ended June 30, 2001 were approximately $109,000 and $220,000, respectively. This is as compared with approximately $97,000 and $190,000 for the same periods in 2000. These increases of approximately $12,000 (or 12%) and $30,000 (or 16%) for the three and six month comparable periods were primarily attributable to higher insurance costs.

          Professional fees and expenses for the three and six months ended June 30, 2001 were approximately $81,000 and $116,000, respectively. This is as compared with approximately $49,000 and $70,000 for the same periods in 2000. These increases of approximately $32,000 (or 66%) and $46,000 (or 65%) for the three and six month comparable periods were primarily due to the reversal of over accrued legal fees in the second quarter of 2000.

          Depreciation and amortization expense for the three and six months ended June 30, 2001 was approximately $146,000 and $295,000, respectively. This is as compared with approximately $178,000 and $360,000 for the same periods in 2000. These decreases of approximately $32,000 (or 18%) and $65,000 (or 18%) for the three and six month comparable periods were primarily due to decreased depreciation as a result of sales of properties and decreased depreciation on furniture and fixtures owned by Grove Isle Club, Inc., which became fully depreciated in second quarter of 2000.






                                       (8)

          Interest expense for the three and six months ended June 30, 2001 was approximately $188,000 and $388,000, respectively. This is as compared with approximately $213,000 and $436,000 for the same periods in 2000. These decreases of approximately $25,000 (or 12%) and $48,000 (or 11%) for the three and six month comparable periods were attributable to decreased loan amounts outstanding due to repayments and decreased interest rates.

          Minority partners' interest in operating (losses) gains of consolidated entities for the three and six months ended June 30, 2001 was approximately ($11,000) and $3,000, respectively. This is as compared with approximately $31,000 and $115,000 for the three and six months ended June 30, 2000, respectively. These changes were primarily the result of decreased operating income from Courtland Investments, Inc. (95% owned) and HMG Fieber Associates (70% owned).

          Provision for income taxes for the three and six months ended June 30, 2001 was approximately $138,000 and $720,000, respectively. The payment of any future dividends may reduce or eliminate the Company's income tax liability and would reduce or eliminate this quarter's current provision. The increase from the prior year is due primarily to the gain on sales of properties in 2001. There was no provision for the three and six months ended June 30, 2000 due to the availability of net operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES
          The Company's material commitments primarily consist of maturities of debt obligations. The funds necessary to meet these obligations are expected from the proceeds of sales of properties, refinancing, distributions from investments and available cash. The Company believes that its cash flow from operations will be sufficient to meets its cash requirements over the next 12 months. In addition, the Company intends to continue to seek opportunities for investment in income producing properties.

MATERIAL COMPONENTS OF CASH FLOWS
          For the six months ended June 30, 2001, net cash provided by investing activities was approximately $2,737,000. This was comprised primarily of net proceeds from disposals of properties of approximately $2,990,000 and net proceeds from sales and redemptions of securities of $2,166,000. These increases were partially offset by uses of cash resulting from increased investments in marketable securities of approximately $1,777,000, increased net contributions to other investments of approximately $504,000 and increase mortgage loans, notes and other receivables of approximately $323,000.

          For the six months ended June 30, 2001, net cash used in financing activities was approximately $1,103,000. This consisted primarily of repayment of mortgages and notes payable of approximately $622,000 and distributions to minority partners of approximately $481,000.

2000 STOCK OPTION PLAN
          As previously reported, on June 25, 2001 the Board of Directors approved the 2000 Stock Option Plan (the "Plan"). Under the Plan, options were granted to all officers and directors to purchase an aggregate of 86,000 common shares at no less than 100% of the fair market value at the date of grant. The average exercise price of the options, which are fully vested, was $7.84 per share. The Company's stock price on the date of grant was $7.57 per share.




                                       (9)

PART II.   OTHER INFORMATION
Item 1.     Legal Proceedings
-------     -----------------
                  No items to report.

Item 4.     Submissions of Matters to a Vote of Security Holders

                  On June 25, 2001 the Company held its annual meeting of shareholders. The following items were voted on and approved:

                    1.   The election of the Board of Directors;

                    2. The renewal of the Advisory Agreement between the Company and HMG Advisory Corp.;

                    3.   The adoption of the 2000 Stock Option Plan;

                    4. The Company's Amended and Restated Certificate of Incorporation, which primarily amends the restrictions on transfer of capital stock to provide a method to control concentration of stock ownership in order to ensure compliance with requirements for real estate investment trusts under the Internal Revenue Code.

Item 6.     Exhibits and Reports on Form 8-K

                  (a) There were no reports on Form 8-K filed for the quarter ended June 30, 2001.

















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


                                        HMG/COURTLAND PROPERTIES, INC.
                                        ------------------------------






Dated: August 14, 2001
                                        Lawrence Rothstein
                                        President, Treasurer & Secretary





Dated: August 14, 2001
                                        Carlos Camarotti
                                        Vice President - Finance and Controller















                                      (11)