Form 10QSB
period 2001-09-30
HMG COURTLAND PROPERTIES INC
filed 2001-11-14
CIK 311817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2001
                               ------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                         Commission file number 1-7865

                         HMG/COURTLAND PROPERTIES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Delaware                                       59-1914299
        --------                                       ----------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

1870 S. Bayshore Drive,          Coconut Grove, Florida              33133
--------------------------------------------------------------------------------
      (Address of principal executive offices)                     (Zip Code)


                                  305-854-6803
        -----------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
        -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

1,089,135 Common shares were outstanding as of October 31, 2001.

                         HMG/COURTLAND PROPERTIES, INC.

                                      Index


                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I.    Financial Information

           Item 1.   Financial Statements

           Condensed Consolidated Balance Sheets as of
           September 30, 2001 (Unaudited) and December 31, 2000................1

           Condensed Consolidated Statements of Operations for the
           Three and Nine Months Ended September 30, 2001 and 2000
           (Unaudited).........................................................2

           Condensed Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 2001 and 2000 (Unaudited)...........3

           Notes to Condensed Consolidated Financial Statements (Unaudited)....4

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations........................8

PART II. Other Information
           Item 1.   Legal Proceedings . . . .................................12
           Item 4.   Submission of Matters to a Vote of Security Holders......12
           Item 6.   Reports on Form 8-K......................................12


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

CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------

                                                                                     (UNAUDITED)
                                                                                    September 30,              December 31,
                                                                                         2001                      2000
                                    ASSETS
Investment properties, net of accumulated depreciation:
  Commercial and industrial                                                             $2,706,443               $3,137,257
  Hotel and club facility                                                                5,230,431                5,514,374
  Yacht slips                                                                              711,693                1,167,286
  Land held for development                                                              2,232,871                2,469,890
                                                                               --------------------     --------------------
                       Total investment properties, net                                 10,881,438               12,288,807


Cash and cash equivalents                                                                2,787,175                1,923,947
Investments in marketable securities                                                     4,498,220                5,542,067
Other investments                                                                        6,367,035                6,435,118
Investment in affiliate                                                                  2,856,548                2,744,355
Cash restricted pending delivery of securities                                             252,309                  343,672
Loans, notes and other receivables                                                       1,331,146                1,086,513
Notes and advances due from related parties                                                808,222                  891,727
Other assets                                                                               251,946                  371,326
                                                                               --------------------     --------------------
                                 TOTAL ASSETS                                          $30,034,039              $31,627,532
                                                                               ====================     ====================



                                 LIABILITIES
Mortgages and notes payable                                                             $8,769,318               $9,491,648
Accounts payable and accrued expenses                                                      407,120                  582,295
Sales of securities pending delivery                                                       214,504                  420,118
Income taxes payable                                                                       352,000                   95,000
Deferred taxes                                                                             326,000                  244,000
Other liabilities                                                                          490,372                  661,646
                                                                               --------------------     --------------------
                              TOTAL LIABILITIES                                         10,559,314               11,494,707


Minority interests                                                                         420,349                  383,612
                                                                               --------------------     --------------------

Commitments and contingencies


                             STOCKHOLDERS' EQUITY
Preferred stock, no par value; 2,000,000 shares
   authorized; none issued
Common stock, $1 par value; 1,500,000 shares authorized;
   1,315,635 shares issued and outstanding                                               1,315,635                1,315,635
Additional paid-in capital                                                              26,571,972               26,571,972
Undistributed gains from sales of real estate, net of losses                            38,047,713               36,520,727
Undistributed losses from operations                                                   (43,517,374)             (42,440,503)
Accumulated other comprehensive loss                                                    (1,415,706)                (270,754)
                                                                               --------------------     --------------------
                                                                                        21,002,240               21,697,077

Less:  Treasury stock, at cost (226,500 shares)                                         (1,659,114)              (1,659,114)
       Notes receivable from exercise of stock options                                    (288,750)                (288,750)
                                                                               --------------------     --------------------
                          TOTAL STOCKHOLDERS' EQUITY                                    19,054,376               19,749,213


                                                                               --------------------     --------------------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $30,034,039              $31,627,532
                                                                               ====================     ====================

See notes to condensed consolidated financial statements


HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES
------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------

                (UNAUDITED)

                                   REVENUES                        Three months ended September 30,  Nine months ended September 30,
                                                                        2001              2000             2001              2000
                                                                        ----              ----             ----              ----
Rentals and related revenue                                          $   378,114      $   424,543      $ 1,086,703      $ 1,262,890
Marina revenues                                                          129,398          115,204          380,130          373,573
Net (loss) gain from sale of marketable securities                      (171,121)         484,962          897,440        3,049,590
Unrealized gain (loss) from sales of securities pending delivery          98,880          267,861         (735,035)         659,382
Net (loss) gain from other investments                                  (511,059)          54,802         (366,759)          84,505
Interest and dividends from invested cash, and other                      99,731           83,419          330,387          251,769
                                                                     ----------------------------      ----------------------------
                                Total revenues                            23,943        1,430,791        1,592,866        5,681,709
                                                                     ----------------------------      ----------------------------

                                   EXPENSES
Operating expenses:
   Rental properties and other                                           139,561          153,476          400,765          450,499
   Marina                                                                111,699           95,402          331,688          285,043
   Advisor's base fee                                                    165,000          165,000          495,000          495,000
   General and administrative                                             61,458           67,590          165,771          157,562
   Professional fees and expenses                                         82,617           45,559          199,028          115,422
   Directors' fees and expenses                                           12,774           12,974           43,587           34,737
   Depreciation and amortization                                         144,978          177,267          440,394          537,217
                                                                     ----------------------------      ----------------------------
                           Total operating expenses                      718,087          717,268        2,076,233        2,075,480

Interest expense                                                         172,733          215,983          560,603          652,127
Minority partners' interests in operating
      gains of consolidated entities                                       3,444           92,244            6,336          207,673
                                                                     ----------------------------      ----------------------------
                                Total expenses                           894,264        1,025,495        2,643,172        2,935,280
                                                                     ----------------------------      ----------------------------

(Loss) income before sales of properties, income
       from litigation and provision for income taxes                   (870,321)         405,296       (1,050,306)       2,746,429

Gain on sales of properties, net                                          94,260          168,110        1,908,729          414,998

Income from litigation, net                                                                                                 383,726
                                                                     ----------------------------      ----------------------------

(Loss) income before income taxes                                       (776,061)         573,406          858,423        3,545,153

(Benefit from) provision for  income taxes                              (311,694)        (224,000)         408,306         (224,000)

                                                                     ----------------------------      ----------------------------
Net (loss) income                                                    ($  464,367)     $   797,406      $   450,117      $ 3,769,153
                                                                     ============================      ============================


Net (Loss) Income Per Common Share:
     Basic                                                           ($     0.43)     $      0.75      $      0.41      $      3.57
                                                                     ===========      ===========      ===========      ===========
     Diluted                                                         ($     0.43)     $      0.74      $      0.41      $      3.53
                                                                     ===========      ===========      ===========      ===========

See notes to condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
-----------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------

                  (UNAUDITED)
                                                                                             Nine months ended
                                                                                               September 30,
                                                                                      2001                    2000
                                                                                      ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                            $450,117               $3,769,153
   Adjustments to reconcile net income to net cash used in
     operating activities:
     Depreciation and amortization                                                       440,394                  537,217
     Net loss (gain) from other investments                                              366,759                  (84,505)
     Gain on sales of properties, net                                                 (1,908,729)                (414,998)
     Net gain from sales of marketable securities                                       (897,440)              (3,049,590)
     Unrealized loss (gain) from sales of securities pending delivery                    735,035                 (659,382)
     Minority partners' interest in operating gains                                        6,336                  207,673
     Increase in deferred tax liability                                                   82,000
     Changes in assets and liabilities:
       Decrease in notes and advances from related parties                                83,505                    8,642
       Decrease (increase) in other assets                                                98,157                 (294,713)
       Decrease in accounts payable and accrued expenses                                (175,178)                (231,606)
       Increase (decrease) in current income taxes payable                               257,000                 (224,000)
       Increase in other liabilities                                                     162,080                   63,122
                                                                                -----------------       ------------------
    Total adjustments                                                                   (750,081)              (4,142,140)
                                                                                -----------------       ------------------
    Net cash used in operating activities                                               (299,964)                (372,987)
                                                                                -----------------       ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Aquisitions and improvements of properties                                          (101,620)                 (28,824)
    Net proceeds from disposals of properties                                          3,173,463                  840,889
    Increase in mortgage loans, notes and other receivables                             (415,881)                (507,698)
    Decrease in mortgage loans, notes and other receivables                              171,248                  432,916
    Contributions to other investments, net of distributions                            (410,869)              (2,412,337)
    Net proceeds from sales and redemptions of securities                              2,820,118                4,486,086
    Decrease in restricted cash                                                           91,363                  743,286
    Increase in sales of securities pending delivery                                     169,929                  801,941
    Increased investments in marketable securities                                    (3,134,361)              (4,215,026)
                                                                                -----------------       ------------------
    Net cash provided by investing activities                                          2,363,390                  141,233
                                                                                -----------------       ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of mortgages and notes payables                                           (722,330)                (422,904)
    Exercised stock options                                                                                        70,000
                                                                                -----------------       ------------------
    Dividends paid                                                                                             (1,089,135)
                                                                                -----------------       ------------------
    Net distributions to minority partners                                              (477,868)                (115,469)
    Net cash used in financing activities                                             (1,200,198)              (1,557,508)

    Net increase (decrease) in cash and cash equivalents                                 863,228               (1,789,262)
                                                                                -----------------       ------------------

    Cash and cash equivalents at beginning of the period                              $1,923,947               $3,410,476
                                                                                =================       ==================

     Cash and cash equivalents at end of the period                                   $2,787,175               $1,621,214
                                                                                =================       ==================

                                                                                =================       ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                                              484,000                  521,000
  Cash paid during the period for income taxes                                            69,000                      ---

 See notes to condensed consolidated financial statements

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     -------------------------------------------
          In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals), which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2000. The balance sheet as of December 31, 2000 was derived from audited financial statements as of that date. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2.  GAIN ON SALES OF PROPERTIES
    ---------------------------
          For the three months ended September 30, 2001 Grove Isle Yacht Club Associates (GIYCA) sold 3 yacht slips located in Miami, Florida resulting in a gain to the Company of approximately $93,000. For the nine months ended September 30, 2001 GIYCA has sold 12 yacht slips resulting in a net gain to the Company of approximately $382,000.

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

3.   INVESTMENTS IN MARKETABLE SECURITIES
     ------------------------------------
          Investments in marketable securities are composed primarily of large capital corporate equity and debt securities in varying industries. These securities are classified as available-for-sale and carried at fair value, based on quoted market prices. The net unrealized gains or losses on these investments are reported as a separate component of stockholders' equity (accumulated other comprehensive loss). Gross unrealized gains on available-for-sale securities as of September 30, 2001 were approximately $307,000. Gross unrealized losses as of September 30, 2001 were approximately $1,723,000.


                                       (4)

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

          Unrealized gain (loss) from sales of securities pending delivery is reported in the statement of operations. For the three and nine months ended September 30, 2001 the unrealized gain (loss) was approximately $99,000 and ($735,000), respectively. The nine-month unrealized loss of $735,000 was primarily from the realization of gains of approximately $997,000 from short positions closed during this nine-month period. These closed positions were previously included in unrealized gain from securities pending delivery. There were no short positions closed during the three months ended September 30, 2001. For the three and nine months ended September 30, 2000 such unrealized gains were approximately $268,000 and $659,000, respectively.

          Gross gains on sales of marketable securities of approximately $326,000 and $1,727,000 were realized during the three and nine months ended September 30, 2001, respectively, of which approximately zero and $997,000, respectively, had previously been reported as unrealized gain from securities pending delivery. Gross losses of approximately $497,000 and $829,000 were realized during the three and nine months ended September 30, 2001, respectively. Included in gross losses for the three and nine months ended September 30, 2001 was approximately $168,000 and $328,000, respectively, representing a decline in market value of securities deemed to be other than temporary. Effective January 1, 2001, gross gains and losses are based on the first-in first-out method of determining cost, net of the Advisor's incentive fee. The Company had previously recorded gains and losses based on the average cost method. The cumulative effect of the accounting change was not significant to the condensed consolidated financial statements.

4.   OTHER INVESTMENTS
     -----------------
          Included in net loss from other investments for the nine months ended September 30, 2001 is approximately $774,000 of charges representing the write down of technology-related investments. These investments were deemed to have suffered an other-than-temporary decline in value. The carrying value of these investments prior to the write down was approximately $1,050,000.

5.   2000 STOCK OPTION PLAN
     ----------------------
          As previously reported, on June 25, 2001 the Board of Directors approved the 2000 Stock Option Plan (the "Plan"). Under the Plan, options were granted to all officers and directors to purchase an aggregate of 86,000 common shares at no less than 100% of the fair market value at the date of grant. The average exercise price of the options, which are fully vested, is $7.84 per share. The Company's stock price on the date of grant was $7.57 per share.

6.   RECENT ACCOUNTING PRONOUNCEMENTS
     --------------------------------
          In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

                                       (5)

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

         The Company's previous business combinations were accounted for using the purchase method. As of September 30, 2001, the net carrying amount of other intangible assets is approximately $162,000. Amortization expense during the nine month period ended September 30, 2001 was approximately $18,000. There was no goodwill at September 30, 2001. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

          In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. Currently, the Company is assessing but has not yet determined how the adoption of SFAS No. 144 will impact its financial position and results of operations.


                                       (6)

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


7.   BASIC AND DILUTED EARNINGS PER SHARE
     ------------------------------------
          Basic and diluted earnings per share for the three and nine months ended September 30, 2001 and 2000 are computed as follows:

                                                       For the three months ended           For the nine months ended
                                                             September 30,                       September 30,

                                                         2001               2000              2001              2000
                                                         ----               ----              ----              ----

Basic:

Net (loss) income                                     ($464,367)          $797,406          $450,117        $3,769,153

Weighted average shares outstanding                    1,089,135         1,058,796         1,089,135         1,055,779
                                                -----------------------------------------------------------------------

Basic (loss) earnings per share                           ($.43)              $.75              $.41             $3.57
                                                =======================================================================


Diluted:

Net (loss) income                                     ($464,367)          $797,406          $450,117        $3,769,153

Weighted average shares outstanding                    1,089,135         1,058,796         1,089,135         1,055,779

Options to acquire common stock                               --            11,818                --            12,974
                                                -----------------------------------------------------------------------

Diluted weighted average common shares                 1,089,135         1,070,614         1,089,135         1,068,753
                                                -----------------------------------------------------------------------

Diluted (loss) earnings per share                         ($.43)              $.74              $.41             $3.53
                                                =======================================================================

          Options, issued in June 2001, to acquire 86,000 shares of the Company's common stock were excluded from diluted earnings per share as their exercise price exceeded the average price of the stock during the nine months ended September 30, 2001 and were anti-dilutive during the three months ended September 30, 2001.

                                      (7)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)


RESULTS OF OPERATIONS
---------------------
          The Company reported net (loss) income of approximately ($464,000) (or $.43 per basic and diluted share) and $450,000 (or $.41 per basic and diluted share) for the three and nine months ended September 30, 2001, respectively. This is as compared with net income of approximately $797,000 (or $.75 per basic share and $.74 per diluted share) and $3,769,000 (or $3.57 per basic share and $3.53 per diluted share) for the three and nine months ended September 30, 2000, respectively. Total revenues for the three and nine months ended September 30, 2001, as compared with the same periods in 2000, decreased by approximately $1,407,000 (or 98%) and $4,089,000 (or 72%), respectively. Total expenses for the three and nine months ended September 30, 2001, as compared with the same periods in 2000, decreased by approximately $131,000 (or 13%) and $292,000 (or 10%), respectively. Gain on sales of properties for the three and nine months ended September 30, 2001 was approximately $94,000 and $1,909,000, respectively. Gain on sales of properties for the three and nine months ended September 30, 2000 was approximately $168,000 and $415,000, respectively.

REVENUES
          Rentals and related revenue for the three and nine months ended September 30, 2001 was approximately $378,000 and $1,087,000, respectively. This is as compared with approximately $425,000 and $1,263,000, respectively for the same comparable periods in 2000. These decreases of approximately $47,000 (or 11%) and $176,000 (or 14%) for the three and nine month comparable periods, respectively were primarily the result of the reduction in rental revenue due to the sale of the six HMG Fieber retail stores in January 2001.

          Net (loss) gain from sale of marketable securities for the three and nine months ended September 30, 2001 was approximately ($171,000) and $897,000, respectively. Included in these amounts, for the three and nine months ended September 30, 2001, is approximately $168,000 and $328,000 in losses representing a decline in market value of securities deemed to be other than temporary. Also included in the net gains for the nine months ended September 30, 2001 is approximately $997,000, which were realized from short positions closed which were previously included in unrealized gain from securities pending delivery. For the three and nine months ended September 30, 2000 net gain from sale of marketable securities was approximately $485,000 and $3,050,000, respectively, resulting in decreased gains of approximately $656,000 and $2,152,000, respectively.

          Unrealized gain (loss) from sales of securities pending delivery is reported on the statement of operations. For the three and nine months ended September 30, 2001 such gain (loss) was approximately $99,000 and ($735,000), respectively. The nine-month unrealized loss of $735,000 was primarily from the realization of approximately $997,000 of short positions closed during this nine-month period. These closed positions were previously included in unrealized gain from securities pending delivery. There were no short positions closed during the three months ended September 30, 2001. For the three and nine months ended September 30, 2000 unrealized gain from sales of securities pending delivery was approximately $268,000 and $659,000, respectively.


                                       (8)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)

          Net loss from other investments for the three and nine months ended September 30, 2001 was approximately $511,000 and $367,000, respectively. This is as compared with net gains of approximately $55,000 and $85,000 for the three and nine months ended September 30, 2000, respectively. In September 2001, an investment in a venture capital fund which focused on technology and communications was deemed to have suffered other-than-temporary losses and accordingly was written down from its original $1 million carrying value to $271,000. The resulting loss of $729,000 was partially offset by a net gain of approximately $187,000 from an investment in a partnership, which sold real estate in August 2001. In addition in June 2001, the Company recorded an approximate $45,000 charge for the write down of a technology-related investment.

          Interest and dividends from invested cash for the three and nine months ended September 30, 2001 was approximately $100,000 and $330,000, respectively. This is as compared with approximately $83,000 and $252,000 for the same comparable periods in 2000. These increases of approximately $17,000 (or 20%) and $78,000 (or 31%) for the three and nine month comparable periods, respectively, were primarily due to increased investments in debt securities.

EXPENSES
          Operating expenses of rental properties and other for the three and nine months ended September 30, 2001 was approximately $140,000 and $401,000, respectively. This is as compared with approximately $153,000 and $450,000 for the same periods in 2000, respectively. These decreases of approximately $13,000 (or 8%) and $49,000 (or 11%) for the three and nine month comparable periods were primarily the result of lower operating costs of HMG Fieber properties due to the aforementioned sale of six stores in January 2001.

          Marina expenses for the three and nine months ended September 30, 2001 were approximately $112,000 and $332,000, respectively. This is as compared with approximately $95,000 and $285,000 for the same periods in 2000. These increases of approximately $17,000 (or 18%) and $47,000 (or 16%) for the three and nine month comparable periods were primarily attributable to higher insurance costs.

          Professional fees and expenses for the three and nine months ended September 30, 2001 were approximately $83,000 and $199,000, respectively. This is as compared with approximately $46,000 and $115,000 for the same periods in 2000. These increases of approximately $37,000 (or 80%) and $84,000 (or 73%) for the three and nine month comparable periods were primarily due to increased legal fees relating to the Company's annual proxy material and the reversal of over accrued legal fees in the second quarter of 2000.

          Depreciation and amortization expense for the three and nine months ended September 30, 2001 was approximately $145,000 and $440,000, respectively. This is as compared with approximately $177,000 and $537,000 for the same periods in 2000. These decreases of approximately $32,000 (or 18%) and $97,000 (or 18%) for the three and nine month comparable periods were primarily due to decreased depreciation as a result of sales of properties.



                                       (9)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)

          Interest expense for the three and nine months ended September 30, 2001 was approximately $173,000 and $561,000, respectively. This is as compared with approximately $216,000 and $652,000 for the same periods in 2000. These decreases of approximately $43,000 (or 20%) and $91,000 (or 14%) for the three and nine month comparable periods were attributable to decreased loan amounts outstanding due to repayments and decreased interest rates.

          Minority partners' interest in operating gains of consolidated entities for the three and nine months ended September 30, 2001 was approximately $3,000 and $6,000, respectively. This is as compared with approximately $92,000 and $208,000 for the three and nine months ended September 30, 2000, respectively. These decreases of $89,000 (or 97%) and $202,000 (or 97%) for the three and nine month comparable periods in 2000 were primarily the result of decreased operating income from Courtland Investments, Inc. (95% owned) and HMG Fieber Associates (70% owned).

          (Benefit from) provision for income taxes for the three and nine months ended September 30, 2001 was approximately ($312,000) and $408,000, respectively. The benefit from income taxes for the three months ended September 30, 2001 was primarily attributable to the aforementioned write down of investments. The increase in the provision for income taxes of approximately $632,000 for the nine months ended September 30, 2001 as compared with the prior period is due primarily to the gain on sales of properties in 2001. The payment of any future dividends may reduce or eliminate the Company's income tax liability.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
          The Company's material commitments primarily consist of maturities of debt obligations. The funds necessary to meet these obligations are expected from the proceeds of sales of properties, refinancing, distributions from investments and available cash. The Company believes that its cash flow from operations will be sufficient to meets its cash requirements over the next 12 months. In addition, the Company intends to continue to seek opportunities for investments in income producing properties.

MATERIAL COMPONENTS OF CASH FLOWS
---------------------------------
          For the nine months ended September 30, 2001, net cash provided by investing activities was approximately $2,363,000. This was comprised primarily of net proceeds from disposals of properties of approximately $3,173,000 and net proceeds from sales and redemptions of securities of $2,820,000. These increases were partially offset by uses of cash resulting from increased investments in marketable securities of approximately $3,134,000, increased net contributions to other investments of approximately $411,000 and increase mortgage loans, notes and other receivables of approximately $416,000.

          For the nine months ended September 30, 2001, net cash used in financing activities was approximately $1,200,000. This consisted primarily of repayment of mortgages and notes payable of approximately $722,000 and distributions to minority partners of approximately $478,000.


                                      (10)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)


RECENT ACCOUNTING PRONOUNCEMENTS:
---------------------------------
         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

         The Company's previous business combinations were accounted for using the purchase method. As of September 30, 2001, the net carrying amount of other intangible assets is approximately $162,000. Amortization expense during the nine month period ended September 30, 2001 was approximately $18,000. There was no goodwill at September 30, 2001. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

          In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. Currently, the Company is assessing but has not yet determined how the adoption of SFAS No. 144 will impact its financial position and results of operations.


                                      (11)

PART II.   OTHER INFORMATION
Item 1.    Legal Proceedings
-------    -----------------
                  No items to report.

Item 4.    Submissions of Matters to a Vote of Security Holders
-------    ----------------------------------------------------
                  No items to report.


Item 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------

                  (a) There were no reports on Form 8-K filed for the quarter ended September 30, 2001.






                                      (12)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         HMG/COURTLAND PROPERTIES, INC.





                                         /s/ Lawrence Rothstein
Dated:  November 14, 2001                ---------------------------------------
                                         Lawrence Rothstein
                                         President, Treasurer & Secretary




                                         /s/ Carlos Camarotti
Dated:  November 14, 2001                ---------------------------------------
                                         Carlos Camarotti
                                         Vice President - Finance and Controller





                                      (13)