Form 10KSB40
period 2001-12-31
HMG COURTLAND PROPERTIES INC
filed 2002-04-01
CIK 311817

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

     [X] Annual Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

                   For the fiscal year ended December 31, 2001
                                             -----------------

     [ ] Transition Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

                         Commission file number: 1-7865

                         HMG/COURTLAND PROPERTIES, INC.
                         ------------------------------
                 (Name of Small Business issuer in its Charter)

          Delaware                                         59-1914299
       ---------------                                     ----------
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification Number)

 1870 S. Bayshore Drive, Coconut Grove, Florida                        33133
 ----------------------------------------------------------------------------
 (Address of principal executive offices)                           (Zip Code)

         Issuer's telephone number, including area code: (305) 854-6803

           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
           Title of class                              on which registered:
           --------------                              --------------------
  Common Stock - Par value $1.00 per share            American Stock Exchange

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

   DOCUMENTS INCORPORATED BY REFERENCE: See Item 13, for items incorporated by reference to this Annual Report on Form 10-KSB.

The issuer's revenues for its most recent fiscal year were $653,068

The aggregate market value of the voting stock held by non-affiliates of the Registrant (excludes shares of voting stock held by directors, executive officers and beneficial owners of more than 10% of the Registrant's voting stock; however, this does not constitute an admission that any such holder is an

"affiliate" for any purpose) based on the closing price of the stock as traded on the American Stock Exchange on March 15, 2002 was $3,531,758.The number of shares outstanding of each of the issuer's common stock, $1 par value as of the latest practicable date: 1,089,135 shares of common stock, $1 par value, as of March 15, 2002.


                                TABLE OF CONTENTS

PART I                                                                 PAGE

    Item 1.  Description of Business                                          3

    Item 2.  Description of Property                                          4

    Item 3.  Legal Proceedings                                                8

    Item 4.  Submission of Matters to a Vote of Security Holders              8


PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters         9

    Item 6.  Management's Discussion and Analysis or Plan of Operation        9

    Item 7.  Financial Statements                                            16

    Item 8.  Changes in and Disagreements with Accountants
                  On Accounting and Financial Disclosure                     39

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 1b (a) of the Exchange Act.           39

    Item 10. Executive Compensation                                          40

    Item 11. Security Ownership of Certain Beneficial Owners And Management  41

    Item 12. Certain Relationships and Related Transactions                  42

    Item 13. Exhibits and Reports on Form 8-K                                44

SIGNATURES                                                                   44

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

Item 1. Description of Business.
HMG/Courtland Properties, Inc. ("HMG") was organized in 1972, is a Delaware corporation and qualifies for taxation as a real estate investment trust ("REIT") under the Internal Revenue Code. HMG and its subsidiaries (the "Company") principal business is the ownership and management of income-producing commercial properties and its management considers other investments if such investments offer growth or profit potential. Properties owned by the Company include a hotel, private club and marina located in Coconut Grove, Florida; a shopping center in Jacksonville, Florida; and undeveloped land in Houston, Texas. The Company acquires its real estate and other investments utilizing available cash, trading securities or borrowing funds. The Company has invested its available cash in income-producing debt and equity instruments, including but not limited to those in real estate related activities. The Company's primary source of recurring operating revenue is from rental and related properties.

Reference is made to Item 12. Certain Relationships and Related Transactions for discussion of the Company's organizational structure and related party transactions.

Insurance, Environmental Matters and Other.
In the opinion of management, all significant assets of the Company are adequately covered by insurance and the cost and effects of complying with environmental laws do not have a material impact on the Company's operations.

Competition.
The Company competes for suitable opportunities for real estate investments with other real estate investment trusts, foreign investors, pension funds, insurance companies and other investors. The Company also competes with other real estate investors and borrowers for available sources of financing.

In addition, to the extent the Company leases properties it must compete for tenants with other lessors offering similar facilities. Tenants are sought by providing modern, well-maintained facilities at competitive rentals. The Company has attempted to facilitate successful leasing of its properties by investing in facilities that have been developed according to the specifications of tenants and special local needs.

Employees.

The Company has one employee who is a vice president of the Company and of HMG Advisory Corp. (the "Advisor"). This employee assumed the responsibilities of the prior project manager of one of the Company's properties.

The Company has no other employees other than officers who are not compensated for their services as such in accordance with its Advisory Agreement (the "Agreement") with the Advisor. Reference is made to Item 12. Certain Relationships and Related Transactions.

Terms of the Agreement. Under the terms of the Agreement, the Advisor serves as the Company's investment advisor and, under the supervision of the directors of the Company, administers the day-to-day operations of the Company. All officers of the Company, other than the project manager described above, who are officers of the Advisor are compensated solely by the Advisor for their services. The Agreement is renewable annually upon the approval of a majority of the directors of the Company who are not affiliated with the Advisor and a majority of the Company's shareholders. The contract may be terminated at any time on 120 days written notice by the Advisor or upon 60 days written notice by a majority of the unaffiliated directors of the Company or the holders of a majority of the Company's outstanding shares.

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

Advisory Fees. For the years ended December 31, 2001 and 2000, the Company and its subsidiaries paid the Advisor approximately $924,000 and $993,000 in fees, respectively, of which $660,000 represented regular compensation and approximately $264,000 and $333,000 represented incentive compensation, respectively. The Advisor is also the manager for certain of the Company's affiliates and received management fees of approximately $30,000 in 2001 and 2000 for such services. Furthermore, for fiscal years 2001 and 2000 the Company paid approximately $60,000 to one of the Company's officers in his capacity as project manager for a specific property, as described above.

Item 2. Description of Property.

Grove Isle Hotel, Club and Marina (Coconut Grove, Florida). A 50 room hotel and private club facility ("the facility") located on 7 acres of a private island in Coconut Grove, Florida, known as "Grove Isle". In addition to the 50 hotel rooms, the facility includes public space, tennis courts, and an 85-yacht slip marina. The marina has been operated since its construction in 1986 by the Company. The Company acquired the hotel and club portion of the facility in September 1993 and was its operator until November 1996. The facility is encumbered by a mortgage note payable with an outstanding balance of approximately $4.0 million and $4.3 million as of December 31, 2001 and 2000, respectively. This loan bears interest at 6.86% fixed until September 2004 and matures in September 2010.

In November 1996, the Company entered into a long-term lease and a Master Agreement with Westgroup Grove Isle Associates, Ltd. ("Westgroup"), an affiliate of Noble House Resorts, Inc. which is a national operator of hotels and resorts. The Master Agreement, among other things, transferred the operations of the Grove Isle hotel and club to Westgroup.

The initial term of the lease with Westgroup is ten years and calls for annual net base rent, as amended in 1999, of $918,400, plus real estate taxes and property insurance, payable in monthly installments. In addition to the base rent, Westgroup also pays the Company participation rent consisting of a portion of Westgroup's operating surplus. Participation rent is due at end of each lease year. There has been no participation rent since the inception of the lease. The 1999 lease amendment also increases base rent commencing January 1, 2002 in accordance with changes in the Consumer Price Index ("CPI"). Base rent for 2002 is $964,136. Concurrently, participation rent will be reduced by the amount by which base rent increases solely as a result of CPI increases for the lease year.

In 1997 and in conjunction with the aforementioned agreements, the Company advanced $500,000 to the principal owner of Noble House Resorts, Inc. and received a promissory note bearing interest at 8% per annum with interest payments due quarterly beginning on July 1, 1997 with all principal due at maturity in 2006. All interest payments due have been received.

As of December 31, 2001, 22 of the 85 yacht slips are owned by the Company and the other 63 are owned primarily by unrelated individuals. During 2001, the Company sold fourteen yacht slips for a total sales price of approximately $1.1 million. The net gain to the Company was approximately $391,000. The Company operates and maintains all aspects of the marina at Grove Isle in exchange for an annual maintenance fee from the slip owners to cover operational expenses. In addition the Company rents the unsold slips to boat owners on short term basis.

Fashion Square Shopping Center (Jacksonville, Florida). A shopping center located on approximately 11 acres in Jacksonville, Florida, presently consisting of five nationally franchised operating restaurants and a retail site. Four of the five restaurant operators are leasing the property from the Company and the fifth restaurant operator purchased its site from the Company in 1995. The retail site is owned and operated by an unrelated party. This property is encumbered by two mortgage loans due to a bank totaling $650,000 which bears interest at a fixed rate of 7.5% and calls for monthly interest-only payments with all principal due in November 2004.

The tenants of the four leased restaurants are described below:

     Restaurant #1:
     The tenant is an operator of a 7,000 square foot restaurant on a one acre parcel covered by a ground lease which commenced in March 1994. The initial term of the lease is ten years and provides for base rent of $60,000 per year with 1% increases each subsequent year.

     Restaurant #2:
     The tenant is an operator of a 5,300 square foot restaurant on a 3/4 acre parcel covered by a ground lease which commenced in November 1995. The initial term of the lease is twenty years and provides for base rent of $60,000 per year with a 12.5% increase every five years.

     Restaurant #3:
     The tenant is an operator of a 6,242 square foot restaurant which was constructed in 1996. The initial term of the lease is ten years which commenced in December 1996 and provides for annual base rent of $80,000 for years one through five and $88,000 for years six through ten. The lease also calls for percentage rent based on sales. In 2001 the partnership received approximately $2,000 in percentage rent. No percentage rent was due in 2000. The lease also provides three five year renewal options for years eleven through twenty-five with escalating base rent.

     Restaurant #4:
     The tenant is an operator of a 4,000 square foot restaurant which was constructed in 2001. The Company contributed $200,000 in improvements towards the construction of the restaurant building. The initial term of the lease is ten years which commenced in September 2001 and provides for base rent of $98,000 per year with increases of approximately 4% each subsequent year.

Land held for development (Texas and New England):
The Company owns approximately 13 acres of vacant land held for development located in Houston, Texas. Additionally the Company owns approximately 100 acres of vacant land held for development located in Massachusetts and Rhode Island. In January 2002, the Company entered into a contract to sell approximately 50 acres of the Massachusetts vacant land for approximately $300,000. The land in Texas is encumbered by a mortgage loan payable to a bank in the amount of approximately $120,000 due on demand. Interest of 1% over the prime rate is payable quarterly.

Retail stores (New York and Vermont):
The Company owns 3 retail store locations in Kingston, New York; Watertown, New York; and Montpelier, Vermont. Of the three locations, only the Kingston property is leased (through June 2003). The other two are vacant and held for development or sale. In January 2002 the Company entered into a contract to sell one of the vacant store locations.

The retail stores described above are owned by a joint venture of which the Company is an approximate 70% owner. The 30% minority partner is NAF Associates. Reference is made to Item 12. Certain Relationships and Related Transactions, HMG Fieber Associates.

Executive offices (Coconut Grove, Florida): The principal executive offices of the Company and the Advisor are located at 1870 South Bayshore Drive, Coconut Grove, Florida, 33133, in premises owned by the Company and leased to the Advisor pursuant to a lease agreement dated December 1, 1999. The property is a two-story building with approximately 3,700 square feet of rentable space. The lease provides for base rent of $48,000 per year payable in equal monthly installments during the initial five year term of the lease. Additionally, the tenant pays the property taxes, insurance, utility, and maintenance and security expenses relating to the leased premises. This property is encumbered by mortgage loan due to a bank of approximately $391,000. This loan bears interest at a fixed rate of 9.25% until August 2002 when it is fixed at the then prime rate plus 3/4 % and calls for monthly principal and interest payments with all principal due in August 2007.

The Company regularly evaluates potential real estate acquisitions for future investment or development and would utilize funds currently available or from other resources to implement its strategy.

Other investments.
The Company's other investments consist of equity interests in various privately held entities, primarily limited partnerships whose purpose is to invest venture capital funds in growth-oriented enterprises which may include investments in commercial real estate. Information with respect to the amounts and types of other investments is set forth in Note 4 of the Notes to Consolidated Financial Statements. As of December 31, 2001, the Company has committed to invest approximately $10.6 million in these types of investments, of which approximately $8.6 million has been funded. Of the total amount committed, approximately $1.6 million is in real estate related investments. During the years ended December 31, 2001 and 2000, the Company contributed approximately $1.5 million and $2.8 million, respectively, towards these commitments. The carrying amount of these investments was approximately $6.1 million and $6.4 million as of December 31, 2001 and 2000, respectively.

The Company regularly reviews the underlying assets in its investment portfolio for events, including but not limited to bankruptcies, closures and declines in estimated fair value, that may indicate the investment has suffered an-other-than-temporary decline in value. When a decline is deemed other-than-temporary, the Company currently recognizes an investment loss. In connection with its regular review of these investments, during 2001 certain of these investments, which focused primarily on technology and communications were deemed to have suffered other-than-temporary declines in value and accordingly were written down from their original cost basis to an amount the Company believes is recoverable. The total amount written down during 2001 and 2000 was approximately $1.4 million and $227,000, respectively.

Other investments give rise to exposure resulting from the volatility in capital markets. The Company believes its risk to be mitigated by the diversity of its investment portfolio.

Investments in marketable securities:
The Company invests idle cash in income producing instruments, equity and debt securities, of primarily large capital companies with readily determinable fair values in varying industries including real estate investment trusts and mutual funds focusing in commercial real estate activities. All of the Company's marketable securities investments are in companies listed on major national stock markets, however the overall investment portfolio and some of the Company's investment strategies could be viewed as risky and the market values of the portfolio may be subject to fluctuations.

The Company may realize gains and losses in its overall investment portfolio from time to time to take advantage of market conditions and/or manage the portfolio's resources and the Company's tax liability. The Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management. The Company may also use options and futures to hedge concentrated stock positions and index futures to hedge against market risk and enhance the performance of the Company's portfolio while reducing the overall portfolio's risk and volatility.

Effective in December 2001, management reviewed its marketable securities portfolio and determined that the classification of its entire portfolio as trading (versus available for sale, as defined by generally accepted accounting principles) would be more consistent with Company's overall current investment objectives and activities. Among the factors considered in the decision was the increase in trading activities during the latter part of 2001. The Company's Audit Committee and Board of Directors have approved this change in classification. As a result, beginning December 31, 2001, all unrealized gains and losses on the Company's investments in marketable securities were recorded in the statement of operations.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. As of December 31, 2001 and 2000, the market value of investments in marketable securities amounted to approximately $4.6 million and $5.5 million, respectively.

Information with respect to the amounts and types of investments in marketable securities is set forth in Note 3 of the Notes to Consolidated Financial Statements.

Investment in affiliate:
Information with respect to the investment in affiliate is set forth in Note 5 of the Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings
None.

Item 4.  Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                    Part II.

Item 5.  Market Price for Common Equity and Related Stockholder Matters.

The high and low per share sales prices of the Company's stock on the American Stock Exchange (ticker symbol: HMG) for each quarter during the past two years were as follows:

                                               High                 Low
                                          --------------      --------------

           March 31, 2001                     $8.25                $7.38

           June 30, 2001                      $7.60                $6.95

           September 30, 2001                 $8.45                $7.35

           December 31, 2001                  $7.85                $6.10

           March 31, 2000                     $7.09                $3.99

           June 30, 2000                      $6.86                $5.75

           September 30, 2000                 $8.41                $6.20

           December 31, 2000                  $9.31                $7.50


There were no dividends paid or declared in 2001. The Company's policy has been to pay such dividends as are necessary for it to qualify for taxation as a REIT under the Internal Revenue Code. The Company continues to meet all qualifications for taxation as a REIT. In 2000 the Company paid a special, non-recurring dividend of $1.00 per share.

As of March 15, 2002, there were 641 holders of record of the Company's common stock.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Critical Accounting Policies and Estimates:
Financial Reporting Release No. 60 which was recently released by the Securities and Exchange Commission requires all companies to include a discussion of critical accounting policies and methods used in the preparation of the financial statements. Note 1 of the consolidated financial statements, included elsewhere on this annual report of Form 10KSB, includes a summary of the significant accounting policies and methods used in the preparation of the Company's consolidated financial statements. The Company believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the Company's financial statements:

Marketable Securities. Effective in December 2001, management determined that classifying its entire marketable securities portfolio as trading would be more consistent with the Company's overall investment objectives and activities. As a result, beginning December 31, 2001, all unrealized gains and losses on the Company's investment portfolio were included in the statement of operations. For the year ended December 31, 2000 and the periods prior to December 30, 2001 investments in marketable securities were designated as available for sale and accordingly net unrealized gains and losses were included in accumulated other comprehensive income.

Asset Impairments. The Company periodically reviews the carrying value of certain of its properties and long-lived assets in relation to historical results, current business conditions and trends to identify potential situations in which the carrying value of assets may not be recoverable. If such reviews indicate that the carrying value of such assets may not be recoverable, the Company would estimate the undiscounted sum of the expected future cash flows of such assets or analyze the fair value of the asset, to determine if such sum or fair value is less than the carrying value of such assets to ascertain if a permanent impairment exists. If a permanent impairment exists, the Company would determine the fair value by using quoted market prices, if available, for such assets, or if quoted market prices are not available, the Company would discount the expected future cash flows of such assets and would adjust the carrying value of the asset to fair value. Judgments as to impairments and assumptions used in projecting future cash flow are inherently imprecise.

Results of Operations:
For the year ended December 31, 2001, the Company reported a net loss of approximately $678,000 (or $.62 per diluted share) compared with net income of approximately $3.9 million (or $3.68 per diluted share) for the year ended December 31, 2000.

Revenues:
2001 versus 2000:
Total revenues for the year ended December 31, 2001 as compared with that of 2000 decreased by approximately $6.2 million (or 90%).

Rentals and related revenue decreased by approximately $167,000 (or 10%) for the year ended December 31, 2001 as compared with 2000. This was primarily the result of the aforementioned sales of the retail store properties during 2001, which reduced rental and related revenues by approximately $311,000. This decrease was partially offset by an increase in rental and related revenues from the Grove Isle hotel of approximately $102,000 and from the addition of a new tenant at the Jacksonville shopping center of approximately $42,000.

Gain (loss) from investments in marketable securities, including marketable securities distributed by partnerships in which the Company owns minority positions, for the years ended December 31, 2001 and 2000, is as follows:

              Description                              2001             2000
              -----------                              ----             ----
  Net realized gain from sales of securities       $1,329,000        $3,154,000
  Unrealized net loss in marketable securities       (901,000)         (150,000)
  Net change in sales of securities pending
  delivery                                         (1,195,000)        1,384,000
                                                   ----------------------------
  Total net (loss) gain                             ($767,000)       $4,388,000
                                                   ============================

Net realized gain from sales of marketable securities consisted of approximately $2.3 million of gains net of $1.0 million of losses for the year ended December 31, 2001. The comparable amounts in fiscal year 2000 were gains of approximately $3.6 million net of $561,000 of losses. Approximately $1.6 million and $3.2 million of gains in fiscal years 2001 and 2000, respectively, were recognized from the sale of stock distributions from the Company's investments in privately held partnerships.

Unrealized net loss in marketable securities in 2001 ($901,000) was the unrealized loss from investments held for sale in a trading portfolio (which consists of the Company's entire investment in marketable securities). This consisted of approximately $480,000 in gross unrealized gains and $1.4 million in gross unrealized losses. Unrealized net loss from marketable securities for the year ended December 31, 2000 is $150,000 of write downs of securities which were deemed to have suffered an-other-than temporary decline in value. Effective in December 2001, management reviewed its marketable securities portfolio and determined that the classification of its entire portfolio as trading (versus available for sale, as defined by generally accepted accounting principles) would be more consistent with the Company's overall current investment objectives and activities. Among the factors considered in the decision was the increase in trading activities during the latter part of 2001. The Company's Audit Committee and Board of Directors have approved the change in classification.

Net change in sales of securities pending delivery represents the changes in the market value of those securities and the delivery of securities during 2001 to realize gain or loss from these transactions.

Investment gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net earnings. However, the amount of investment gains or losses on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

Net loss from other investments increased by approximately $895,000 for the year ended December 31, 2001 as compared to 2000. This was primarily the result of approximately $1.4 million of charges representing the write down of technology-related investments. In connection with the Company's regular review of its investment portfolio, during 2001 certain investments in venture capital funds which focused on technology and communications were identified as having suffered other-than-temporary declines in value and accordingly were written down from their original cost basis to an amount the Company believes recoverable. The resulting loss of approximately $1.4 million was partially offset by net gains of approximately $298,000 from the Company's investment in a partnership, which sold real estate in August 2001 and from two partnerships which made final distributions in 2001. For the year ended December 31, 2000 write down of investments amounted to approximately $227,000.

Interest and dividends from invested cash increased by approximately $57,000 (or 15%). This was primarily due to increased dividend and interest income from marketable securities resulting from the Company's additional investments in marketable securities, including more interest paying debt securities.

Expenses:
2001 versus 2000:
Total expenses for the year ended December 31, 2001 as compared to that of 2000 decreased by approximately $352,000 (or 9%).

Operating expenses of rental and other properties increased by approximately $134,000 (or 24%) for the year ended December 31, 2001 as compared to 2000. This was primarily the result of a $125,000 of previously capitalized costs incurred in conjunction with potential capital improvements at the Grove Isle property which were not undertaken.

Professional fees and expenses increased by approximately $48,000 (or 27%) for the year ended December 31, 2001 as compared to 2000. This increase was primarily due to increased legal fees.

Depreciation and amortization expense decreased by approximately $84,000 (or 11%) for year ended December 31, 2001 as compared to 2000 primarily due to decreased depreciation as a result of sales of properties and more assets becoming fully depreciated at the Grove Isle hotel property.

Interest expense decreased by approximately $170,000 (or 19%) for year ended December 31, 2001 as compared to 2000 primarily due to decreased loan amounts outstanding as a result of principal repayments, and an overall decline in interest rates on the Company's variable rate mortgages and notes payable.

Minority partners' interest in operating (loss) gains of consolidated entities was approximately ($75,000) for year ended December 31, 2001, as compared to $244,000 in 2000. This was primarily due to decreased operating gains from Courtland Investments, Inc. (CII, a 95% owned subsidiary. Reference is made to Item 12 Certain Relationships and Related Transactions). CII's net income decreased primarily as a result of net realized and unrealized losses from investments in marketable securities.

Net gain on sales of real estate for the years ended December 31, 2001, and 2000 consisted of the following:

                                              Net gain after incentive fee and
                                                      minority interest
                                              --------------------------------

                       Property Sold               2001              2000
                       -------------          --------------    ---------------
    Undeveloped land in Texas                    $485,000             $247,000
    Undeveloped land in Massachusetts                  --               49,000
    Retail stores in New York and
    Massachusetts                               1,138,000                   --
    Yacht slips in Florida                        391,000              221,000
                                              --------------    ---------------
                           Total               $2,014,000             $517,000
                                              ==============    ===============

Net gain on sales of properties has been reduced, where applicable, by minority partners' interest in the gain of $578,000 and $3,000 and advisor's incentive fees of $247,000 and $33,000 for the years ended December 31, 2001 and 2000, respectively.

There was no income from litigation in 2001 as compared to approximately $384,000 in 2000. The Company recorded $384,000 in 2000 relating to the final amounts collected on the judgment awarded in 1999, as previously reported.

Benefit from income taxes for the years ended December 31, 2001 and 2000, respectively was approximately $188,000 and $126,000, respectively. The increase in the benefit for income taxes of approximately $62,000 for the year December 31, 2001 as compared with 2000 is due to the current year loss. See Note 8 to the Notes to Consolidated Financial Statements.

Effect of Inflation:
Inflation affects the costs of operating and maintaining the Company's investments and the availability and terms of financing. In addition, rentals under certain leases are based in part on the lessee's sales and tend to increase with inflation, and certain leases provide for periodic adjustments according to changes in predetermined price indices.

Liquidity, Capital Expenditure Requirements and Capital Resources: The Company's material commitments primarily consist of maturities of debt obligations of approximately $3.7 million in 2002 and contributions committed to other investments of approximately $2 million due upon demand. The funds necessary to meet these obligations are expected from the proceeds from the sales of properties or investments, refinancing, distributions from investments and available cash. Included in the maturing debt obligations for 2002 is a note payable to the Company's 49% owned affiliate, T.G.I.F. Texas, Inc. ("TGIF") ( Reference is made to Item 12 Certain Relationships and Related Transactions) of approximately $3.7 million. This amount is due on demand. The obligation due to TGIF will be paid with funds available from distributions from its investment in TGIF and from available cash.

Material Changes in Operating, Investing and Financing Cash Flows:
The Company's cash flows are generated primarily from its real estate activities, sales of investment securities and borrowings related to both. For the year ended December 31, 2001 the Company had net cash used in its operating activities of approximately $904,000, generated cash flow from its investing activities of approximately $2.7 million and used approximated $1.1 million in financing activities. The Company believes that there will be sufficient cash flows in the next year to meet its operating requirements.

For the year ended December 31, 2001, net cash provided by investing activities was approximately $2.7 million consisting primarily of net proceeds from sales of properties of approximately $3.7 million and redemptions of marketable securities of approximately $3.6 million, distributions from other investments of approximately $773,000 and a decrease in mortgage notes and loans and other receivables of approximately $171,000. These sources of cash were partially offset by increased investments in marketable securities of approximately $3.7 million, contributions to other investments of approximately $1.5 million, acquisitions and improvements of properties of approximately $301,000 and an increase in mortgage loans, notes and other receivables of approximately $163,000.

For the year ended December 31, 2001, net cash used in financing activities was approximately $1.1 million consisting of repayment of mortgages and notes payable of approximately $622,000 and distributions of proceeds from the sales of properties to minority partners of approximately $475,000.

Recent Accounting Pronouncements:
In July, 2001, the Financial Accounting Standard Board issued Statements on Financial Accounting Standards (SFAS) No. 141 (Business Combination) and 142
(Goodwill and Other Intangible Assets). SFAS No. 141 among other things eliminates the use of the pooling of interest method of accounting for business combination. Under the provision of SFAS No. 142, goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair value. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 must be adopted in the first quarter of fiscal years beginning after December 15, 2001. The adoption of these statements will not have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement were effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. The adoption of SFAS No. 144 will not have a material impact on the Company's financial statements.

Item 7.  Consolidated Financial Statements

         Report of Independent Certified Public Accountants.................17.

         Consolidated balance sheets as of December 31, 2001 and 2000.......18.

         Consolidated statements of operations for the
            years ended December 31, 2001 and 2000..........................19.

         Consolidated statements of stockholders' equity for
            the years ended December 31, 2001 and 2000......................20.

         Consolidated statements of cash flows for the
            years ended December 31, 2001, and 2000.........................21.

         Notes to consolidated financial statements.........................22.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of HMG/Courtland Properties, Inc.:

We have audited the accompanying consolidated balance sheets of HMG/Courtland Properties, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HMG/Courtland Properties, Inc. and subsidiaries at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



Miami, Florida                                          BDO SEIDMAN, LLP
March 15, 2002

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2001 AND 2000

=================================================================================================================================

                                                                              December 31,                  December 31,
                                                                                  2001                          2000
                                                                                  ----                          ----
                                    ASSETS
Investment properties, net of accumulated depreciation:
  Commercial and industrial                                                           $2,872,783                    $3,137,257
  Hotel and club facility                                                              5,008,652                     5,514,374
  Yacht slips                                                                            673,722                     1,167,286
  Land held for development                                                            1,864,558                     2,469,890
                                                                         ------------------------     -------------------------
                       Total investment properties, net                               10,419,715                    12,288,807


Cash and cash equivalents                                                              2,598,536                     1,923,947
Investments in marketable securities                                                   4,605,085                     5,542,067
Other investments                                                                      6,097,144                     6,435,118
Investment in affiliate                                                                2,851,129                     2,744,355
Cash restricted pending delivery of securities                                           430,131                       343,672
Loans, notes and other receivables                                                     1,268,778                     1,086,513
Notes and advances due from related parties                                              945,872                       891,727
Deferred taxes                                                                           139,000
Other assets                                                                             273,237                       371,326
                                                                         ------------------------     -------------------------
                                 TOTAL ASSETS                                        $29,628,627                   $31,627,532
                                                                         ========================     =========================



                                 LIABILITIES
Mortgages and notes payable                                                           $8,869,887                    $9,491,648
Accounts payable and accrued expenses                                                    220,019                       582,295
Sales of securities pending delivery                                                     183,340                       420,118
Income taxes payable                                                                     219,174                        95,000
Deferred taxes                                                                                                         244,000
Other liabilities                                                                        382,325                       661,646
                                                                         ------------------------     -------------------------
                              TOTAL LIABILITIES                                        9,874,745                    11,494,707


Minority interests                                                                       411,692                       383,612
                                                                         ------------------------     -------------------------

Commitments and contingencies


                             STOCKHOLDERS' EQUITY
Preferred stock, no par value; 2,000,000 shares
   authorized; none issued
Excess common stock, $1 par value; 500,000 shares authorized;
   none issued
Common stock, $1 par value; 1,500,000 shares authorized;
   1,315,635 shares issued and outstanding                                             1,315,635                     1,315,635
Additional paid-in capital                                                            26,571,972                    26,571,972
Undistributed gains from sales of properties, net of losses                           38,534,768                    36,520,727
Undistributed losses from operations                                                 (45,132,321)                  (42,440,503)
Accumulated other comprehensive loss                                                                                  (270,754)
                                                                         ------------------------     -------------------------
                                                                                      21,290,054                    21,697,077

Less:  Treasury stock, at cost (226,500 shares)                                       (1,659,114)                   (1,659,114)
            Notes receivable from exercise of stock options                             (288,750)                     (288,750)
                                                                         ------------------------     -------------------------
                          TOTAL STOCKHOLDERS' EQUITY                                  19,342,190                    19,749,213


                                                                         ------------------------     -------------------------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $29,628,627                   $31,627,532
                                                                         ========================     =========================

See notes to consolidated financial statements

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001 AND 2000

======================================================================================



                                      REVENUES                                                2001                 2000
                                                                                              ----                 ----
  Rentals and related revenue                                                                   $1,486,826           $1,653,963
  Marina revenues                                                                                  500,667              497,221
  Net (loss) gain  from investments in marketable securities                                      (767,020)           4,387,600
  Net loss from other investments                                                               (1,001,354)            (106,758)
  Interest and dividends from invested cash, and other                                             433,949              376,818
                                                                                      ------------------------------------------
                                   Total revenues                                                  653,068            6,808,844
                                                                                      ------------------------------------------

                                      EXPENSES
  Operating expenses:
     Rental and other properties                                                                   699,550              565,470
     Marina                                                                                        439,016              425,358
     Advisor's base fee                                                                            660,000              660,000
     General and administrative                                                                    206,632              194,852
     Professional fees and expenses                                                                244,332              196,395
     Directors' fees and expenses                                                                   61,483               48,351
     Depreciation and amortization                                                                 592,589              676,377
                                                                                      ------------------------------------------
                              Total operating expenses                                           2,903,602            2,766,803

  Interest expense                                                                                 704,052              874,446
  Minority partners' interests in operating (loss)
        gains of consolidated entities                                                             (74,768)             243,911
                                                                                      ------------------------------------------
                                   Total expenses                                                3,532,886            3,885,160
                                                                                      ------------------------------------------

  (Loss) income before sales of properties, income
         from litigation and provision for income taxes                                         (2,879,818)           2,923,684

  Gain on sales of properties, net                                                               2,014,041              517,237

  Income from litigation, net                                                                                           383,726
                                                                                      ------------------------------------------

  Income before income taxes                                                                      (865,777)           3,824,647

  Benefit from income taxes                                                                       (188,000)            (126,000)

                                                                                      ------------------------------------------
Net (loss) income                                                                                ($677,777)          $3,950,647
                                                                                      ==========================================


Net (Loss) Income Per Common Share:
     Basic                                                                                          ($0.62)               $3.71
                                                                                                    =======               =====
     Diluted                                                                                        ($0.62)               $3.68
                                                                                                    =======               =====

See notes to consolidated financial statements

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001 AND 2000

===========================================================================================================

                                                                                 Undistributed
                                                                               Gains from Sales   Undistributed
                                            Common Stock         Additional       of Properties     Losses from      Comprehensive
                                        Shares        Amount  Paid-In Capital    Net of Losses      Operations      Income (loss)
Balance as of January 1, 2000         1,245,635   $1,245,635    $26,283,222       $37,314,284     ($46,095,572)

Comprehensive income:
Net income (loss)                                                                     295,578        3,655,069         $3,950,647
Other comprehensive income
     Unrealized loss on
         marketable securities                                                                                         (1,355,529)
                                                                                                               -------------------
Comprehensive income                                                                                                   $2,595,118

Dividend ($1.00 per share)                                                         (1,089,135)

Acquired 61,500 shares of
     treasury stock

Shares issued on exercise of
     stock options                       70,000       70,000        288,750

                                     ---------------------------------------------------------------------------------------------

Balance as of December 31, 2000       1,315,635    1,315,635     26,571,972        36,520,727      (42,440,503)

Comprehensive income:
Net income (loss)                                                                   2,014,041       (2,691,818)         ($677,777)
Other comprehensive income
     Unrealized loss on marketable
      securities                                                                                                          270,754
                                                                                                               -------------------
Comprehensive income                                                                                                    ($407,023)


                                     =============================================================================================
Balance as of December 31, 2001       1,315,635   $1,315,635    $26,571,972       $38,534,768     ($45,132,321)
                                     =============================================================================================






                                         Accumulated                                              Notes
                                            Other                                               Receivable           Total
                                        Comprehensive                Treasury from             exercise of       Stockholders'
                                        Income (loss)         Shares            Cost          Stock Options         Equity

Balance as of January 1, 2000             $1,084,775          165,000       ($1,382,364)                          18,449,980

Comprehensive income:
Net income (loss)                                                                                                  3,950,647
Other comprehensive income
     Unrealized loss on
         marketable securities            (1,355,529)                                                             (1,355,529)

Comprehensive income

Dividend ($1.00 per share)                                                                                        (1,089,135)

Acquired 61,500 shares of
     treasury stock                                            61,500          (276,750)                            (276,750)

Shares issued on exercise of
     stock options                                                                                (288,750)           70,000

                                       ------------------------------------------------------------------------------------------

Balance as of December 31, 2000             (270,754)         226,500        (1,659,114)          (288,750)       19,749,213

Comprehensive income:
Net income (loss)                                                                                                   (677,777)
Other comprehensive income
     Unrealized loss on marketable
      securities                             270,754                                                                 270,754

Comprehensive income


                                       ==========================================================================================
Balance as of December 31, 2001                               226,500       ($1,659,114)         ($288,750)      $19,342,190
                                       ==========================================================================================



See notes to consolidated financial statements

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001 AND 2000

------------------------------------------------------------------------------------------------------------------------------------



                                                                                         2001                    2000
                                                                                         ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                                       ($677,777)              $3,950,647
   Adjustments to reconcile net (loss) income to net cash used in operating activities:
     Depreciation and amortization                                                          592,589                  676,377
     Net loss from other investments                                                      1,001,354                  106,758
     Gain on sales of properties, net                                                    (2,014,041)                (517,237)
     Net gain from marketable securities                                                   (427,799)              (3,003,940)
     Unrealized loss (gain) from sales of securities pending delivery                     1,194,819               (1,383,660)
     Minority partners' interest in operating (losses) gains                                (74,768)                 243,911
     Changes in assets and liabilities:
       Decrease in other assets                                                              69,035                   33,403
       Decrease in accounts payable and accrued expenses                                   (362,276)                (388,803)
       Increase (decrease) in current income taxes payable                                  124,174                 (218,198)
       (Decrease) increase in deferred tax liability                                       (383,000)                 244,000
       Increase (decrease) in other liabilities                                              54,034                 (370,000)
                                                                                   -----------------       ------------------
    Total adjustments                                                                      (225,879)              (4,577,389)
                                                                                   -----------------       ------------------
    Net cash used in operating activities                                                  (903,656)                (626,742)
                                                                                   -----------------       ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Aquisitions and improvements of properties                                             (301,620)                (323,421)
    Net proceeds from disposals of properties                                             3,675,505                1,015,989
    Increase in notes and advances from related parties                                     (54,145)                 (42,646)
    Increase in mortgage loans, notes and other receivables                                (163,394)                (558,232)
    Decrease in mortgage loans, notes and other receivables                                 171,129                  453,358
    Distributions from other investments                                                    773,328                   80,935
    Contributions to other investments                                                   (1,543,482)              (2,823,812)
    Net proceeds from sales and redemptions of securities                                 3,626,817                5,600,130
    (Increase) decrease in restricted cash                                                  (86,459)               1,924,887
    Increase in sales of securities pending delivery                                        256,317                  588,423
    Increased investments in marketable securities                                       (3,679,196)              (5,327,039)
                                                                                   -----------------       ------------------
    Net cash provided by investing activities                                             2,674,800                  588,572
                                                                                   -----------------       ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of mortgages and notes payables                                              (621,761)                (628,191)
    Additions to mortgages and notes payables                                                                        311,361
    Exercised stock options                                                                                           70,000
    Dividends paid                                                                                                (1,089,135)
    Net distributions to minority partners                                                 (474,794)                (112,394)
                                                                                   -----------------       ------------------
    Net cash used in financing activities                                                (1,096,555)              (1,448,359)
                                                                                   -----------------       ------------------

    Net increase (decrease) in cash and cash equivalents                                    674,589               (1,486,529)

    Cash and cash equivalents at beginning of the period                                  1,923,947                3,410,476
                                                                                   -----------------       ------------------

    Cash and cash equivalents at end of the period                                       $2,598,536               $1,923,947
                                                                                   =================       ==================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest                                                   $581,000                 $673,000
                                                                                   =================       ==================
  Cash paid during the year for income taxes                                                $69,000                   ---
                                                                                   =================       ==================

See notes to consolidated financial statements

                 HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 and 2000


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

As previously reported, the Company holds a 95% non-voting interest and Masscap Investments Company, Inc. ("Masscap") holds a 5% voting interest in CII. The Company and Masscap have had a continuing arrangement with regard to the ongoing operations of CII, which provides the Company with complete authority over all decision making relating to the business, operations and financing of CII consistent with its status as a real estate investment trust. Masscap is a wholly-owned subsidiary of Transco Realty Trust which is a 41% shareholder of the Company.

Grove Isle Associates, Ltd. ("GIA"). This limited partnership owns a 50 room, hotel and private club facility located on approximately 7 acres of a private island in Coconut Grove, Florida known as Grove Isle. (See Note 10).

Grove Isle Yacht Club Associates ("GIYCA"). This partnership was the developer of the 85 boat slips located at Grove Isle of which 22 remain unsold as of December 31, 2001. GIYCA and its wholly-owned subsidiary operate all aspects of the Grove Isle marina.

Courtland/Key West, Inc. ("CKWI"). This Corporation was formed in December 1999 and is wholly-owned by CII and owns 10% interests in two limited liability companies that were formed for the purpose of owning and operating restaurants.

The Grove Towne Center - Texas, Ltd ("TGTC"). This limited partnership is a wholly-owned by the Company. The sole asset of the partnership is 13 acres of undeveloped land located in suburban Houston, Texas.

South Bayshore Associates (SBA). This is a 75% owned joint venture where the major asset is a receivable from the Company's 41% shareholder, Transco Realty Trust.

HMG - Fieber Associates ("Fieber"). This is a 70% owned joint venture where the major assets are two retail store locations in the state of New York.

260 River Corp (`260"). This is a wholly-owned corporation which owns a 70% interest in a retail store location in Montpelier, Vermont.

HMG Fashion Square, Inc. ("HMGFSQ"). This is a wholly-owned corporation where the major asset is a shopping center on an approximate 11-acre site in Jacksonville, Florida. As of December 31, 2001, this shopping center has four tenants each operating restaurants.

Preparation of Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Depreciation and Amortization. Depreciation of properties held for investment is computed using the straight-line method over the estimated useful lives of the properties, which range up to 39.5 years. Deferred mortgage and leasing costs are amortized over the shorter of the respective term of the related indebtedness or life of the asset. Depreciation and amortization expense for the years ended December 31, 2001 and 2000 was approximately $593,000 and $676,000, respectively. The yacht slips are being depreciated on a straight-line basis over their estimated useful life of 20 years.

Fair Value of Financial Instruments. The carrying value of financial instruments including other investments, notes and advances due from related parties, accounts payable and accrued expenses and mortgages and notes payable approximate their fair values at December 31, 2001 and 2000.

Marketable Securities. Effective in December 2001, management determined that classifying its entire marketable securities portfolio as trading would be more consistent with the Company's overall investment objectives and activities. As a result, beginning December 31, 2001, all unrealized gains and losses on the Company's investment portfolio were included in the statement of operations. Forthe year ended December 31, 2000 investments in marketable securities were designated as available for sale and accordingly net unrealized gains and losses were included in accumulated other comprehensive income.

Gross gains and losses on the sale of marketable securities are based on the first-in first-out method of determining cost.

Marketable securities from time to time are pledged as collateral pursuant to broker margin requirements.

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

Equity investments. Investments in which the Company does not have a majority voting or financial controlling interest but has the ability to exercise influence are accounted for under the equity method of accounting, even though the Company may have a majority interest in profits and losses.

The Company's generally has no voting or financial controlling interests in its other investments which include entities that invest venture capital funds in growth oriented enterprises. These other investments are carried at cost less adjustments for other than temporary declines in value.

Other investments and investment in affiliate are discussed in Notes 4 and 5, respectively.

Comprehensive Income (Loss). The Company reports comprehensive income (loss) in the consolidated statement of stockholders' equity. Comprehensive income (loss) is the change in equity from transactions and other events from nonowner sources. Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). The components and related activity of accumulated other comprehensive income (loss) result from the net unrealized loss on available for sale investments in fiscal year 2000.

Reclassification adjustments, as defined by generally accepted accounting principles, were approximately $480,000 for the year ended December 31, 2000. There was no such amount for the year ended December 31, 2001.

Earnings Per Common Share. Net income per common share (basic and diluted) is based on the net income divided by the weighted average number of common shares outstanding during each year. Diluted net income per share includes the dilutive effect of options to acquire common stock. Common shares outstanding include issued shares less shares held in treasury.

                                                    For the year ended
                                                         December 31,
                                                    2001          2000
                                                    ----          ----
            Basic:
            Net (Loss) Income                      ($677,777)     $3,950,647

Weighted average shares outstanding                1,089,135       1,064,164
                                               ------------------------------

             Basic (loss) earnings per share           ($.62)          $3.71
                                               ==============================


            Diluted:
            Net (Loss) Income                      ($677,777)     $3,950,647

Weighted average shares outstanding                1,089,135       1,064,164

Options to acquire common stock                     ---                9,771
                                               ------------------------------

Diluted weighted average common shares             1,089,135       1,073,935

             Diluted (loss) earnings per share         ($.62)          $3.68
                                               ==============================






Options to acquire 86,000 shares of the Company's common stock were excluded from the calculation of diluted earnings per share in 2001, as their effect is anti-dilutive.

Treasury Stock. In 2000, the Company acquired 61,500 shares of treasury stock at an average cost of approximately $277,000 or $4.50 per share, in connection with the settlement of litigation, as previously reported. There was no activity in treasury stock during fiscal year 2001.

Gain on Sales of Properties. Gain on sales of properties is recognized when the minimum investment requirements have been met by the purchaser and title passes to the purchaser. Furthermore, gain on sales of properties has been reduced, where applicable, by minority partners' interest in the gain of $578,000 and $3,000 and advisor's incentive fees of $247,000 and $33,000 for the years ended December 31, 2001 and 2000, respectively.

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash and cash equivalent.

Reclassifications. Certain amounts in prior year's consolidated financial statements have been reclassified to conform to the current year's presentation.

Minority Interest. Minority interest represents the minority partners' proportionate share of the equity of the Company's majority owned subsidiaries.

                                                                          2001                2000
                                                                     ---------------     ---------------
Minority interest balance at beginning of year                             $384,000            $373,000
Minority partners' interest in operating gains (losses) of
consolidated subsidiaries                                                  (75,000)             244,000
Minority partners' interest in net gains on sales of real estate
of consolidated subsidiaries                                                578,000               3,000
Net distributions to minority partners                                    (487,000)           (122,000)
Other (including purchase of minority interest)                              12,000           (114,000)
                                                                     ---------------     ---------------
Minority interest balance at end of year                                   $412,000            $384,000
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

Revenue Recognition. The Company is the lessor of various real estate properties. All of the lease agreements are classified as operating leases and accordingly all rental revenue is recognized as earned based upon total fixed cash flow over the initial term of the lease, using the straight line method. Percentage rents are based upon tenant sales levels for a specified period and are recognized on the accrual basis, based on the lessee's monthly sales. Reimbursed expenses for real estate taxes, common area maintenance, utilities and insurance are recognized in the period in which the expenses are incurred, based upon the provisions of the tenant's lease.

In addition to base rent the Company may receive participation rent consisting of a portion of the tenant's operating surplus, as defined in the lease agreement. Participation rent is due at end of each lease year and recognized when earned.

Asset Impairments. The Company periodically reviews the carrying value of its properties and long-lived assets in relation to historical results, current business conditions and trends to identify potential situations in which the carrying value of assets may not be recoverable. If such reviews indicate that the carrying value of such assets may not be recoverable, the Company would estimate the undiscounted sum of the expected future cash flows of such assets or analyze the fair value of the asset, to determine if such sum or fair value is less than the carrying value of such assets to ascertain if a permanent impairment exists. If a permanent impairment exists, the Company would determine the fair value by using quoted market prices, if available, for such assets, or if quoted market prices are not available, the Company would discount the expected future cash flows of such assets and would adjust the carrying value of the asset to fair value.

Recent Accounting Pronouncements: In July, 2001, the Financial Accounting Standard Board issued Statements on Financial Accounting Standards (SFAS) No. 141 (Business Combination) and 142 (Goodwill and Other Intangible Assets). SFAS No. 141 among other things eliminates the use of the pooling of interest method of accounting for business combination. Under the provision of SFAS No. 142, goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair value. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 must be adopted in the first quarter of fiscal years beginning after December 15, 2001. The adoption of these statements will not have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement were effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. The adoption of SFAS No. 144 will not have a material impact on the Company's financial statements.

2. INVESTMENT PROPERTIES


The components of the Company's investment properties and the related accumulated depreciation information follow:

                                                                          December 31, 2001
                                                        ---------------------------------------------------
                                                                              Accumulated
                                                                Cost          Depreciation        Net
         Commercial and Industrial Properties
         Land                                               $1,294,787                          $1,294,787
         Buildings and improvements                          2,454,194        $876,198           1,577,996
                                                             ---------        ---------          ---------
                                                             3,748,981          876,198          2,872,783
                                                             ---------        ---------          ---------
         Hotel and Club Facility
         Land                                                1,338,517                           1,338,517
         Hotel/club facility and improvements                6,819,033        3,171,458          3,647,575
         Furniture, fixtures & equipment                     2,260,075        2,237,515             22,560
                                                             ---------        ---------          ---------
                                                            10,417,625        5,408,973          5,008,652
                                                             ---------        ---------          ---------

         Yacht Slips                                           858,250          184,528            673,722
                                                             ---------        ---------          ---------

         Land Held for Development                           1,864,558                           1,864,558
                                                             ---------        ---------          ---------

                                           Total           $16,889,414       $6,469,699        $10,419,715
                                                           ===========       ==========        ===========


                                                                         December 31, 2000
                                                         -------------------------------------------------
                                                                              Accumulated
                                                             Cost             Depreciated       Net
         Commercial and Industrial Properties
         Land                                              $1,598,212                          $1,598,212
         Buildings and improvements                         3,249,535         $1,710,490        1,539,045
                                                            ---------         -----------       ---------
                                                            4,847,747           1,710,490       3,137,257
                                                            ---------         -----------       ---------
         Hotel and Club Facility
         Land                                               1,338,517                           1,338,517
         Hotel/ club facility and improvements              6,940,689           2,801,958       4,138,731
         Furniture, fixtures & equipment                    2,256,170           2,219,044          37,126
                                                            ---------         -----------       ---------
                                                           10,535,376           5,021,002       5,514,374
                                                            ---------         -----------       ---------

         Yacht Slips                                        1,376,654             209,368       1,167,286
                                                            ---------         -----------       ---------

         Land Held for Development                          2,469,890                           2,469,890
                                                            ---------         -----------       ---------

                                            Total         $19,229,667          $6,940,860     $12,288,807
                                                          ===========          ==========     ===========

3.  INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities consist primarily of large capital corporate equity and debt securities in varying industries with readily determinable fair values (see table below). These securities are stated at market value, as determined by the most recently traded price of each security at the balance sheet date. The value of any single security does not exceed 5% of the total value of the portfolio. The net unrealized gains or losses on these investments were initially reported as a separate component of stockholders' equity. As discussed below, effective in December 2001, management determined that the classification of its entire marketable securities portfolio as trading (versus available for sale, as defined by generally accepted accounting principles) would be more consistent with Company's overall current investment objectives and activities. As a result, beginning December 31, 2001, all unrealized gains and losses on the Company's investment portfolio were recorded in the statement of operations. As of December 31, 2001 gross unrealized gains and losses on trading securities were approximately $480,000 and $1.4 million, respectively. As of December 31, 2000 gross unrealized gains and losses on available for sale securities were approximately $834,000 and $1.1 million, respectively.


                                       December 31, 2001                                 December 31, 2000
                        ---------------------------------------------      -------------------------------------------


                             Cost               Fair        Unrealized             Cost              Fair        Unrealized
    Description             Basis              Value       Gain (loss)            Basis             Value       Gain (loss)
    -----------             -----              -----       -----------            -----             -----       -----------
Real Estate
Investment Trusts        $511,777           $593,659           $81,882         $759,899          $867,299          $107,400

Mutual Funds              900,459            659,307         (241,152)          691,622           538,078         (153,544)
Corporate Debt
Securities (a)            878,796            731,028         (147,768)          496,914           354,263         (142,651)
Other Equity
Securities              3,215,430          2,621,091         (594,339)        3,864,386         3,782,427          (81,959)
                     -------------   ----------------    --------------    -------------    --------------    --------------

Total                  $5,506,462         $4,605,085        ($901,377)       $5,812,821        $5,542,067        ($270,754)
                     =============   ================    ==============    =============    ==============    ==============


(a)  As of December 31, 2001, Corporate Debt Securities mature as follows:

                                       Cost                     Fair Value
      2002 - 2006                      388,000                    379,000
       2007-2011                       285,000                    225,000
   2012 - thereafter                   206,000                    127,000
                                --------------              -------------
                                      $879,000                   $731,000
                                ==============              =============

Net (loss) gain from investments in marketable securities for the years ended December 31, 2001 and 2000 is summarized below:

                       Description                              2001                    2000
                       -----------                              ----                    ----
     Net realized gain from sales of securities             $1,329,000              $3,154,000
     Unrealized net loss in marketable securities             (901,000)               (150,000)
     Net change in sales securities pending delivery        (1,195,000)              1,384,000
                                                       ----------------------- -----------------------
     Total net (loss) gain                                   ($767,000)             $4,388,000
                                                       ======================= =======================

Net realized gain from sales of marketable securities consisted of approximately $2.3 million of gains net of $1.0 million of losses for the year ended December 31, 2001. The comparable amounts in fiscal year 2000 were gains of approximately $3.6 million net of $561,000 of losses. Approximately $1.6 million and $3.2 million of gains in fiscal years 2001 and 2000, respectively, were recognized from the sale of stock distributions from the Company's investments in privately held partnerships.

Unrealized net loss in marketable securities in 2001 ($901,000) was the unrealized loss from marketable securities held for sale in a trading portfolio and consisted of approximately $480,000 in gross unrealized gains and $1.4 million in gross unrealized losses. Included in unrealized net loss from marketable securities for the year ended December 31, 2000 is $150,000 of write downs of securities which were deemed to have suffered an-other-than temporary decline in value. Effective in December 2001, management reviewed its marketable securities portfolio and determined that the classification of its entire portfolio as trading (versus available for sale, as defined by generally accepted accounting principles) would be more consistent with the Company's overall current investment objectives and activities. Among the factors considered in the decision was the increase in trading activities during the latter part of 2001. The Company's Audit Committee and Board of Directors have approved the change in classification.

Net change in sales of securities pending delivery represents the changes in the market value of those securities and the delivery of securities during 2001 to realize gain or loss from these transactions.

Investments in marketable securities give rise to exposure resulting from the volatility of capital markets. The Company believes its risk to be mitigated by the diversity of its marketable securities portfolio.

4. OTHER INVESTMENTS

The Company's other investments consist primarily of equity interests in various privately-held entities, including limited partnerships whose purpose is to invest venture capital funds in growth-oriented enterprises. The Company does not have significant influence over any investee and no single investment exceeds 5% of the Company's total assets. None of these investments meet the criteria of accounting under the equity method and are carried at cost less distributions and other than temporary unrealized losses.

The Company's other investments consist of:


                                                       Carrying Values as of December 31,
                                                 ------------------------------------------------

Investment Focus                                          2001                      2000
----------------                                 -----------------------    ---------------------
Venture capital funds - technology and
communications                                         $2,309,652               $3,432,467

Venture capital funds - diversified businesses          2,177,492                1,552,651

Restaurant development and operation                      850,000                  850,000

Real estate and related                                   580,000                  250,000

Other                                                     180,000                  350,000
                                                       ----------               ----------

Totals                                                 $6,097,144               $6,435,118
                                                       ==========               ==========



As of December 31, 2001, the Company has committed to invest approximately $10.6 million in these and other similar types of entities of which approximately $8.6 million has been funded. During the years ended December 31, 2001 and 2000 the Company contributed approximately $1.5 million and $2.8 million, respectively, toward these commitments. The Company regularly reviews the underlying assets in its investment portfolio for events, including but not limited to bankruptcies, closures and declines in estimated fair value, that may indicate the investment has suffered and other-than-temporary decline in value. When a decline is deemed other-than-temporary, the Company recognizes an investment loss. In connection with its regular review of these investments, during 2001 certain of these investments, which focused primarily on technology and communications were deemed to have suffered other-than-temporary declines in value and accordingly were written down from their original cost basis to an amount the Company believes is recoverable. The total amount written down during 2001 was approximately $1.4 million. These losses were partially offset by net gains of approximately $298,000 from other investments which sold real estate and made final distributions during 2001. For the year ended December 31, 2000 write down of investments amounted to approximately $227,000.

Other investments give rise to exposure resulting from the volatility in capital markets. The Company believes its risk to be mitigated by the diversity of its investment portfolio.

5.   INVESTMENT IN AFFILIATE

Investment in affiliate consists of CII's 49% equity interest in T.G. I.F. Texas, Inc. (T.G.I.F.). T.G.I.F. is a closely held Texas Corporation, which owns one net leased property in Louisiana and holds promissory notes receivable from its shareholders, including CII and Maurice Wiener, the Chairman of the Company. See Notes 6 and 7 for discussion on notes payable to T.G. I.F. and notes payable by Mr. Wiener to T.G.I.F. This investment is recorded under equity method of accounting. For the years ended December 31, 2001 and 2000 income from investment in affiliate amounted to approximately $107,000 and $193,000, respectively and is included in loss from other investments in the consolidated statement of operations.

6.  NOTES AND ADVANCES DUE FROM AND TRANSACTIONS WITH RELATED PARTIES

The Company has one employee who is a vice president of the Company and of HMG Advisory Corp. (the "Advisor"). This employee assumed the responsibilities of the prior project manager of one of the Company's properties.

The Company has an agreement (the "Agreement") with HMG Advisory Corp. (the "Advisor") for its services as investment advisor and administrator of the Company's affairs. All officers of the Company (except the project manager described above) who are officers of the Advisor are compensated solely by the Advisor for their services. The Agreement is renewable annually upon the approval of a majority of the directors of the Company who are not affiliated with the Advisor and a majority of the Company's shareholders. The contract may be terminated at any time on 120 days written notice by the Advisor or upon 60 days written notice by a majority of the unaffiliated directors of the Company or the holders of a majority of the Company's outstanding shares.

The Advisor is majority owned by Mr. Wiener, the Company's Chairman, with the remaining shares owned by certain officers. The officers and directors of the Advisor are as follows: Maurice Wiener, Chairman of the Board and Chief Executive Officer; Lawrence I. Rothstein, President, Treasurer, Secretary and Director; Carlos Camarotti, Vice President - Finance and Assistant Secretary; and Bernard Lerner, Vice President.

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

For the years ended December 31, 2001 and 2000, approximately $924,000 and $993,000, respectively, was earned by the Advisor in fees of which approximately $264,000 and $333,000, respectively, was for incentive compensation and is netted in their related gains in the statement of operations. The Advisor also received management fees from certain affiliates and/or subsidiaries of the Company in the amount of approximately $30,000 in 2001 and 2000. Furthermore, for fiscal years 2001 and 2000 the Company paid approximately $60,000 to one of the Company's officers in his capacity as project manager for a specific property, as described above.

At December 31, 2001 and 2000, the Company had amounts due from the Advisor of approximately $191,000 and $155,000, respectively. This amount bears interest at prime plus 1% and is due on demand. At December 31, 2001 and 2000, the Company had amounts due from Courtland Group, Inc. (the former advisor principally owned by Mr. Wiener) of approximately $300,000 and $278,000, respectively. This amount bears interest at Prime +1% and is due on demand.

The Advisor leases its executive offices from CII pursuant to a lease agreement. This lease agreement is at the going market rate for similar property and calls for base rent of $48,000 per year payable is equal monthly installments. Additionally, the Advisor is responsible for all property insurance, utilities, maintenance, and security expenses relating to the leased premises. The lease term is five years expiring in November 2004.

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

The Company, via its 75% owned joint venture (SBA), has a note receivable from Transco (a 43% shareholder of the Company) of $300,000 plus accrued interest of approximately $153,000 and $152,000 as of December 31, 2001 and 2000, respectively. This note bears interest at the prime rate and is due on demand.

Mr. Wiener is an 18% shareholder and the chairman and director of T.G.I.F. Texas, Inc., a 49% owned affiliate of CII (See Note 3). As of December 31, 2001 and 2000, T.G.I.F. had amounts due from Mr. Wiener in the amount of approximately $718,000 and $672,000, respectively. These amounts are due on demand and bear interest at the prime rate. Furthermore, the Advisor receives a management fee of $18,000 per year from T.G.I.F. CII also has notes payable to T.G.I.F. of approximately $3.7 million and $3.6 million as of December 31, 2001 and 2000, respectively. These amounts bear interest at the prime rate and principal and interest are due on demand. T.G.I.F. owns 10,000 shares of the Company's common stock purchased at market value in 1996.

7. MORTGAGES AND NOTES PAYABLES

                                                                                           December 31,
                                                                           -------------------------------------------

                                                                                 2001                     2000
                                                                           ------------------       ------------------
Collateralized by Investment Properties (Note 2)

Hotel, private club and yacht slips:
     Mortgage  loan payable with interest  fixed at 6.86% through  September 29,
     2004.   Monthly  payments  of  principal  and  interest  based  on  25-year amortization. All outstanding principal due at
     maturity on September 29, 2010.                                              $3,997,642               $4,282,565

     Note payable to individual with interest rate fixed at 7%.
     Payment of principal and interest annually, with maturity in
     July 2002.                                                                       25,000                   50,000

Shopping center:
     Mortgage loan payable with interest fixed at 7.5% payable
     monthly with principal due at maturity in November 2004.                        300,000                  300,000

     Mortgage loan payable with interest fixed at 7.5% payable
     monthly with principal due at maturity in November 2004.                        350,000                  350,000

Office building:
     Mortgage loan payable,  interest at 9.25% until August 2002, then fixed at the then prime rate plus 3/4%. Payment of principal
     and interest monthly with maturity in August 2007.                              391,300                  401,836

Land Held for Development:
     Mortgage loan payable, interest at 1% over prime.  Outstanding
     balance was satisfied in 2001.                                                                            44,310

     Mortgage loan payable, interest at 1% over prime (5.75% at
     December 31 2001) payable quarterly with principal due on demand.               120,141                  500,000

Other: (unsecured)
     Note payable to affiliate (T.G.I.F.), interest at prime (4.75%
     at December 31, 2001) payable annually. Principal outstanding
     due on demand.                                                                3,685,804                3,562,937
                                                                           ------------------       ------------------

     Totals                                                                       $8,869,887               $9,491,648
                                                                           ==================       ==================

A summary of scheduled principal repayments or reductions for all types of notes and mortgages payable is as follows:

           Year ending December 31,                                 Amount
           -----------------------                                  ------
                    2002                                          $3,939,596
                    2003                                             125,395
                    2004                                             794,852
                    2005                                             167,476
                    2006                                             193,796
                    2007 and thereafter                            3,648,772
                                                                  ----------
                                Total                             $8,869,887
                                                                  ==========

The 2002 principal repayments are expected to be satisfied with proceeds from sales of real estate, distributions from investments, available cash or such debt may be refinanced.


8.  INCOME TAXES
The components of income before income taxes and the effect of adjustments to tax computed at the federal statutory rate for the years ended December 31, 2001 and 2000 were as follows:

                                                                        2001              2000
(Loss) income before income taxes                                    ($866,000)       $3,825,000
-------------------------------------------------------------------------------------------------
Computed tax at federal statutory rate of 34%                         (294,000)        1,300,000
Change in valuation allowance                                                        (1,255,000)
State taxes, net of federal income tax benefit                         (34,000)          153,000
Tax provision eliminated due to payment of dividend                                    (465,000)
Current REIT taxable income                                             175,000           94,000
Other items, net                                                       (35,000)           47,000
-------------------------------------------------------------------------------------------------
Benefit from income taxes                                            ($188,000)       ($126,000)
-------------------------------------------------------------------------------------------------
Effective tax rate                                                        (22%)             (3%)
-------------------------------------------------------------------------------------------------



The benefit from income taxes in the consolidated statement of operations consists of the following:

      Year ended December 31,                       2001              2000
      ------------------------------- ------------------- -----------------
      Current:
           Federal                              $145,000        ($275,000)
           State                                  50,000          (95,000)
      ------------------------------- ------------------- -----------------
                                                 195,000         (370,000)
      Deferred:
           Federal                             (345,000)           220,000
           State                                (38,000)            24,000
      ------------------------------- ------------------- -----------------
                                               (383,000)           244,000
      ------------------------------- ------------------- -----------------
      Total                                   ($188,000)        ($126,000)
      =============================== =================== =================

Deferred tax assets and liabilities reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by income tax law. As of December 31, 2001 and 2000, the components of the deferred tax assets and liabilities are as follows:


                                                As of December 31, 2001         As of December 31, 2000
                                                   Deferred tax                     Deferred tax
                                            -----------------------------------------------------------
                                              Assets      Liabilities         Assets      Liabilities
                                            -----------  ---------------   -------------  -------------
Net operating loss carry forward                $8,000                         $499,000
Excess of book basis of 49% owned
   corporation over tax basis                                   554,000                        514,000
Excess of tax basis over book basis of
investments in partnerships                    177,000                          164,000
Unrealized loss/gain on marketable
securities                                     278,000                                         521,000
Other                                          292,000           62,000         190,000         62,000
                                            -----------  ---------------   -------------  -------------
Totals                                        $755,000         $616,000        $853,000     $1,097,000
                                            ===========  ===============   =============  =============















The deferred tax (benefit) expense for the years ended December 31, 2001 and 2000 was ($383,000) and $244,000, respectively.

9.  STOCK-BASED COMPENSATION

The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock option plan. Under APB Opinion 25, if the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation is recognized.

In November 2000, the Company's Board of Directors authorized the 2000 Stock Option Plan, which was approved by the shareholders in June 2001. The Plan provides for the grant of options to purchase up to 120,000 shares of the Company's common stock to the officers and directors of the Company. Under the 2000 Plan, options are vested immediately upon grant and may be exercised at any time within ten years from the date of grant. Options are not transferable and expire upon termination of employment, except to a limited extent in the event of retirement, disability or death of the grantee. On June 25, 2001, options were granted to all officers and directors to purchase an aggregate of 86,000 common shares at no less than 100% of the fair market value at the date of grant. The average exercise price of the options granted in 2001, is $7.84 per share. The Company's stock price on the date of grant was $7.57 per share.

On August 24, 2000, certain officers and directors of the Company exercised all of their stock options under the 1990 Stock Option Plan and purchased a total of 70,000 shares of the Company's common stock for $358,750. The Company received $70,000 in cash and $288,750 in promissory notes for the balance. These promissory notes bear interest at 6.18% per annum payable quarterly on the first day of January, April, July and October. The outstanding principal is due on August 23, 2005 and the notes are collateralized by the stock. A summary of the status of the Company's stock option plan as of December 31, 2001 and 2000, and changes during the years ending on those dates are presented below:


                                                   As of December 31, 2001           As of December 31, 2000
                                             ----------------------------------------------------------------
                                                   Shares Weighted-Average          Shares  Weighted-Average
                                                                  Exercise                          Exercise
                                                                     Price                             Price
       ------------------------------------------------------------------------------------------------------
       Outstanding at beginning of year                --               --          70,000             $5.13
       Granted                                     86,000            $7.84              --                --
       Exercised                                       --               --          70,000             $5.13
       Forfeited                                       --               --              --                --

       ------------------------------------------------------------------------------------------------------

       Outstanding at end of year                  86,000            $7.84              --                --

       ------------------------------------------------------------------------------------------------------

       Options exercisable at year-end             86,000            $7.84              --                --
       Weighted average fair value of
       options granted during the year             86,000            $3.33              --                --
       ------------------------------------------------------------------------------------------------------


As required by SFAS 123, the Company has determined the pro-forma information as if the company had accounted for stock options granted on June 25, 2001, under the fair value method of SFAS 123. The Black-Scholes option pricing model was used with the following weighted-average assumptions for 2001: risk-free interest rate of 5%; dividend yield of 0%; expected Common Stock market price volatility factor of 30%; and a weighted-average expected life of the options of
7.5 years. The aggregate fair value of the options granted in fiscal year 2001 was $286,000. No options were granted in 2000.

Since stock based compensation is accounted for under APB 25, no compensation cost has been recognized for stock options in the financial statements. If compensation cost been determined based upon the fair value of the stock options at grant date pursuant to FAS 123, the Company's pro forma net loss and net loss per share (based on 86,000 options fully vested for fiscal year 2001) would have been as follows:

                                                                2001
                Net loss - as reported                       ($677,777)
                Net loss - pro forma                         ($963,819)
                Net loss per share - as reported               ($.62)
                Net loss per share - pro forma                 ($.88)

There were no stock options outstanding at December 31, 2000.


10.  OPERATING LEASES AS LESSOR

Lease of Grove Isle hotel property. In November 1996, the Company entered into a long-term lease and a Master Agreement with Westgroup Grove Isle Associates, Ltd. ("Westgroup"), an affiliate of Noble House Resorts, Inc. which is a national operator of hotels and resorts. The Master Agreement, among other things, transferred the operations of the Grove Isle hotel and club to Westgroup. The marina has been operated since its construction in 1986 by the Company.

The initial term of the lease with Westgroup is ten years and calls for annual net base rent, as amended in 1999, of $918,400, plus real estate taxes and property insurance, payable in monthly installments. In addition to the base rent Westgroup pays GIA participation rent consisting of a portion of Westgroup's operating surplus, as defined in the lease agreement. Participation rent is due at end of each lease year. There has been no participation rent since the inception of the lease. The 1999 lease amendment also calls for an increase in base rent commencing January 1, 2002 in accordance with changes in the Consumer Price Index ("CPI"). Base rent for 2002 is $964,136. Concurrently, participation rent will be reduced by the amount by which base rent increases solely as a result of CPI increases for the lease year.

During 1997 and in conjunction with the aforementioned agreements, GIA advanced $500,000 to the principal owner of the tenant of the Grove Isle property. GIA received a promissory note bearing interest at 8% per annum with interest payments due quarterly beginning on July 1, 1997 and all principal due at maturity in 2006. All interest payments due have been received.

Minimum lease payments receivable. The Company leases its commercial and industrial properties under agreements for which substantially all of the leases specify a base rent and a rent based on tenant sales (or other benchmark) exceeding a specified percentage. Such percentage rent approximated $2,000 and $32,000 in 2001 and 2000, respectively.

These leases are classified as operating leases and generally require the tenant to pay all costs associated with the property. Minimum annual rentals on non-cancelable leases in effect at December 31, 2001, are as follows:


          Year ending December 31,                      Amount
          -----------------------                       ------
                    2002                              $1,371,000
                    2003                               1,308,000
                    2004                               1,283,000
                    2005                               1,244,000
                    2006                               1,261,000
                    Subsequent years                   1,287,000
                                                      ----------
                                Total                 $7,754,000
                                                      ==========







Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                   Part III.

Item 9. Directors, Executive Officers and Control Persons.

Listed below is certain information relating to the executive officers and directors of the Company:



                                                 Principal Occupation and Employment other than With the Company
                                                                      During the Past Five
                                                                       Years - Other
Name and Office                         Age                             Directorships
---------------                         ---      ---------------------------------------------------------------
Maurice Wiener; Chairman of the         60    Chairman of the Board and Chief Executive Officer of the  Advisor;
Board of Directors and Chief                  Executive Trustee, Transco; Director, T.G.I.F. Texas, Inc.; Chairman
Executive Officer                             of the Board and Chief Executive Officer of Courtland Group, Inc.

Lawrence I. Rothstein; Director,        49    Director, President and Secretary of the Advisor; Trustee and Vice
President, Treasurer and Secretary            President of Transco; Director, President and Secretary of Courtland
                                              Group, Inc. Vice President and Secretary, T.G.I.F. Texas, Inc.

Carlos Camarotti; Vice                  41    Vice President - Finance and Assistant Secretary of the Advisor;
President-Finance and Assistant               Vice President - Finance and Assistant Secretary of Courtland Group,
Secretary                                     Inc.

Bernard Lerner; Vice President          59    Vice President of the Advisor; Vice President of Courtland Group,
                                              Inc.


                                                 Principal Occupation and Employment other than With the Company
                                                                      During the Past Five
                                                                       Years - Other
Name and Office                         Age                             Directorships
---------------                         ---      ---------------------------------------------------------------
Walter Arader; Director                 83    President, Arader, Herzig and Associates Inc. (financial management consultants); Director, Pep Boys-Manny, Moe & Jack; Director, Unitel
                                              Video; Former Secretary of Commerce, Commonwealth of Pennsylvania.

Harvey Comita; Director                 72    Business Consultant; Trustee of Transco Realty Trust; President and
                                              Director of Pan-Optics, Inc. (1971-1991); Director of  Mediq,
                                              Incorporated (1981-1991);

John B. Bailey; Director                75    Real Estate Consultant; Retired CEO, Landauer Associates, Inc. (Real
                                              Estate Consultants) (1977-1988).

All executive officers of the Company were elected to their present positions to serve until their successors are elected and qualified at the 2002 annual organizational meeting of directors immediately following the annual meeting of shareholders. All directors of the Company were elected to serve until the next annual meeting of shareholders and until the election and qualification of their successors. All directors and executive officers have been in their present position since before 1996, except for Mr. Rothstein who became president and directory of the Company in 1998 and prior to that was senior vice president of the Company.

Item 10.  Executive Compensation.
Executive officers received no cash compensation from the Company in their capacity as executive officers. Reference is made to Item 1. Business and Item
6. Management's Discussion and Analysis or Plan of Operation for information concerning fees paid to the Advisor.

Compensation of Directors. Each Director receives an annual fee of $8,000, plus expenses and $500 per each Board of Directors meeting attended.

Stock Options. In November 2000, the Company's Board of Directors authorized the 2000 Stock Option Plan (the "Plan"), which was approved by the shareholders in June 2001. The Plan, which permits the grant of qualified and non-qualified options expires in 2010, and is intended to provide incentives to the directors and employees (the "employees") of the Company, as well as to enable the Company to obtain and retain the services of such employees. The Plan is administered by a Stock Option Committee (the "Committee") appointed by the Board of Directors. The Committee selects those key officers and employees of the Company to whom options for shares of common stock of the Company shall be granted. The Committee determines the purchase price of shares deliverable upon exercise of an option; such price may not, however, be less than 100% of the fair market value of a share on the date the option is granted. Payment of the purchase price may be made in cash, Company stock, or by delivery of a promissory note, except that the par value of the stock must be paid in cash or Company stock. Shares purchased by delivery of a note must be pledged to the Company. Shares subject to an option may be purchased by the optionee within ten years from the date of the grant of the option. However, options automatically terminate if the optionee's employment with the Company terminates other than by reason of death, disability or retirement. Further, if, within one year following exercise of any option, an optionee terminates his employment other than by reason of death, disability or retirement, the shares acquired upon exercise of such option must be sold to the Company at a price equal to the lesser of the purchase price of the shares or their fair market value.

On June 25, 2001, options were granted to all officers and directors to purchase an aggregate of 86,000 common shares at no less than 100% of the fair market value at the date of grant. The average exercise price of the options granted in 2001 is $7.84 per share. The Company's stock price on the date of grant was $7.57 per share.















Item 11. Security Ownership of Certain Beneficial Owners and Management. Set forth below is certain information concerning common stock ownership by directors, directors and officers as a group, and holders of more than 5% of the outstanding common stock.

                                                           Shares Held as of March 15, 2002

                              Shares Owned by Named      Additional Shares in Which the named
                              Persons & Members of His   Person Has, or Participates in, the     Total Shares & Percent
Name (6)                      Family (1)                 Voting or Investment Power (2)          of Class
--------                      -------                    --------------------------              --------

Maurice Wiener                           65,100  (4)                   541,830  (3), (5)             606,930         52%

Lawrence Rothstein                       50,000  (4)                   541,830  (3)                  591,830         50%

Walter G. Arader                         15,400  (4)                                                  15,400          1%

John B. Bailey                           12,100  (4)                                                  12,100           *

Harvey Comita                            10,000  (4)                   477,300  (6)                  487,300         41%

All 7 Directors and                     178,600  (4)                   541,830  (3)                  720,430         61%
Officers as a Group

Emanuel Metz                             59,500                                                       59,500          5%
CIBC Oppenheimer Corp.
One World Financial Center
200 Liberty Street
New York, NY  10281








Transco Realty Trust                    477,300  (5)                                                 477,300         44%
1870 S. Bayshore Drive
Coconut Grove, FL  33133

* Less than 1 %
------------------------

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

(4) This number includes options granted under the 2000 Stock Option Plan, none of which have been exercised. These options have been granted to Mr. Wiener, 30,000; Mr. Rothstein ,25,000; 5,000 each to Mr. Arader, Mr. Bailey, and Mr. Comita; and a total of 16,000 to two officers who are not directors. Reference is made to Item 10. Executive Compensation for further information about the 2000 Stock Option Plan.

(5) Mr. Wiener holds approximately 37% and 65% of the stock of Transco and Courtland Group Inc., respectively, and may therefore be deemed to be the beneficial owner of the shares of the Company held by Transco and Courtland Group, Inc.

(6) This number represents the number of shares held by Transco Realty Trust, of which, Mr. Comita is a Trustee.

(7) Except as otherwise set forth, the address for theses individuals is 1870 South Bayshore Drive, Coconut Grove, Florida 33133.

Item 12. Certain Relationships and Related Transactions. The following discussion describes the organizational structure of the Company's subsidiaries and affiliates.

Transco Realty Trust ("Transco").
Transco is a 41% shareholder of the Company of which Mr. Wiener is its Chairman and CEO.

HMG Advisory Corp. (the "Advisor").
The Advisor is majority owned by Mr. Wiener, its Chairman and CEO. As of December 31, 2001 and 2000 the Advisor owed the Company approximately $191,000 and $155,000, respectively. Such sum bears interest at the prime rate plus 1% and is due on demand.

The Advisor leases its executive offices from CII pursuant to a lease agreement. This lease agreement is at the going market rate for similar property and calls for base rent of $48,000 per year payable in equal monthly installments. Additionally, the Advisor is responsible for all property insurance, utilities, maintenance, and security expenses relating to the leased premises. The lease term is five years.

Courtland Group, Inc. ("CGI").
CGI served as the Company's investment Advisor until January 1, 1998 and owns approximately 32% of Transco's stock and owns approximately 5% of the Company's common stock. CGI is majority owned by Mr. Wiener, its Chairman and CEO. As of December 31, 2001 and 2000, CGI owed the Company approximately $300,000 and $278,000, respectively. Such sums bear interest at the prime rate plus 1% and are due on demand.

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

Transco. As of December 31, 2001, the Company has a note and accrued interest receivable from Transco of $453,000 compared to $452,000 as of December 31, 2000. This note bears interest at the prime rate and is due on demand.

CII - T.G.I.F. Texas, Inc.
CII owns approximately 49% of the outstanding shares of T.G.I.F. Texas, Inc. ("T.G.I.F."). Mr. Wiener is a director and chairman of T.G.I.F. and owns, directly and indirectly, approximately 18% of the outstanding shares of T.G.I.F. As of December 31, 2001 and 2000, T.G.I.F. had amounts due from Mr. Wiener of approximately $718,000 and $672,000, respectively. These amounts are due on demand and bear interest at the prime rate. T.G.I.F. owns 10,000 shares of the Company which were purchased in 1996 at the market value. The Advisor receives a management fee of $18,000 per year from T.G.I.F.

As of December 31, 2001 and 2000, CII owed approximately of $3.7 million and $3.6 million, respectively to T.G.I.F. All advances between CII and T.G.I.F. are due on demand and bear interest at the prime rate plus 1%.

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

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------------------------------------------------------------------------

     (a)

     1.   Financial Statements - See Item 7.

          Index to Consolidated Financial Statements and Supplemental Data. All other schedules are omitted because of the absence of the conditions under which they are required or because all information required to be reported are included in the consolidated financial statements or notes thereto.

     2.   Exhibits listed in the Index to Exhibits.

     (b)  Reports on Form 8-K: None.



                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HMG/Courtland Properties, Inc.

March 22, 2002                         By: /s/ Maurice Wiener
                                          ----------------------
                                       Maurice Wiener
                                       Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Maurice Wiener                        March 22, 2002
-------------------------
Maurice Wiener
Chairman of the Board
Chief Executive Officer


/s/ Lawrence I. Rothstein                 March 22, 2002
-------------------------
Lawrence I. Rothstein
Director,  President, Treasurer & Secretary
Principal Financial Officer

/s/ Walter G. Arader                      March 22, 2002
-------------------------

Walter G. Arader, Director


/s/ John B. Bailey                        March 22, 2002
-------------------------
John B. Bailey, Director


/s/ Harvey Comita                         March 22, 2002
-------------------------
Harvey Comita, Director


/s/ Carlos Camarotti                      March 22, 2002
-------------------------
Carlos Camarotti
Vice President - Finance and Controller
Principal Accounting Officer


                                 EXHIBIT INDEX
                                   Description


(3)      (a)      Amended and Restated Certificate of Incorporation                  Incorporated by reference to Annex A of the
                                                                                     May 29, 2001 Proxy Statement.

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

(10)     (a)      Amended and restated lease agreement between Grove                 Incorporated by reference to Exhibit 10(d) to
                  Isle Associates, Ltd. and Westgroup Grove Isle                     the 1996 Form 10-KSB.
                  Associates, Ltd. dated November 19, 1996.

         (b)      Master agreement between Grove Isle Associates, Ltd. Grove Isle    Incorporated by reference to Exhibit 10(e) to
                  Clubs. Inc., Grove Isle Investments, Inc. and Westgroup Grove      the 1996 Form 10-KSB
                  Isle Associates, Ltd. dated November 19, 1996.

         (c)      Agreement Re: Lease Termination between Grove Isle Associates,     Incorporated by reference to Exhibit 10(f) to
                  Ltd. And Grove Isle Club, Inc. dated November 19, 1996.            the 1996 Form 10-KSB.

         (d)      Advisory Agreement between the Company and HMG Advisory Corp.      Incorporated by reference to Exhibit 10(h) to
                  effective January 1, 1998.                                         the 1997 Form 10-KSB.

         (e)      Amended and restated agreement between NAF                         Incorporated by reference to Exhibit 10(f) to
                  Associates and the Company, dated August 31, 1999.                 the 1999 Form 10-KSB.

         (f)      Amendment to amend and restated lease agreement between            Incorporated by reference to Exhibit 10(g) to
                  Grove Isle Associates, Ltd. and Westgroup  Grove Isle              the 1999 Form 10-KSB.
                  Associates, Ltd. dated December 10, 1999.

         (g)      Lease agreement between Courtland Investments, Inc. and HMG        Incorporated by reference to Exhibit 10(h) to
                  Advisory Corp. dated December 1, 1999.                             the 1999 Form 10-KSB.

         (h)      2000 Incentive Stock Option Plan of HMG/Courtland                  Filed herewith.
                  Properties, Inc.

          (22)     Subsidiaries of the Company:

HMG-FIEBER ASSOCIATES, a Connecticut Joint Venture
SOUTH BAYSHORE ASSOCIATES, a Florida Joint Venture
HMG FASHION SQUARE, INC., a Florida Corporation
FASHION SQUARE PARTNERSHIP, a Florida Limited Liability Partnership COURTLAND INVESTMENTS, INC., a Delaware Corporation
GROVE ISLE INVESTMENTS, INC., a Florida Corporation
GROVE ISLE MARINA, INC., a Florida Corporation
GROVE ISLE YACHT CLUB ASSOCIATES, a Florida Joint Venture
GROVE ISLE ASSOCIATES, LTD., a Florida Limited Partnership
GROVE ISLE CLUB, INC., a Florida Corporation
HMG HOUSTON GROVE, INC., a Texas Corporation
THE GROVE TOWNE CENTER-TEXAS, LTD. , a Texas Limited Partnership
260 RIVER CORP., a Vermont Corporation
FASHION SQUARE OWNER'S ASSOCIATION, a Florida Corporation
COURTLAND KEY WEST, INC., a Florida Corporation

                                  Exhibit Index
                                  -------------

Description                                                 Reference
-----------                                                 ---------

2000 Incentive Stock Option Plan of                         Exhibit 10(h)
HMG/Courtland Properties, Inc.