Form 10QSB
period 2002-03-31
HMG COURTLAND PROPERTIES INC
filed 2002-05-15
CIK 311817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended    March 31, 2002
                                --------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               -----------------------    --------------------

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

         Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes x   No
                             ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

1,089,135 Common shares were outstanding as of April 30, 2002.

                         HMG/COURTLAND PROPERTIES, INC.

                                      Index


                                                                          PAGE
                                                                         NUMBER

PART I.  Financial Information

         Item 1.   Financial Statements

         Condensed Consolidated Balance Sheets as of
         March 31, 2002 (Unaudited) and December 31, 2001.....................1

         Condensed Consolidated Statements of Operations for the
         Three Months Ended March 31, 2002 and 2001 (Unaudited)...............2

         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 2002 and 2001 (Unaudited)...............3

         Notes to Condensed Consolidated Financial Statements (Unaudited).....4

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.....................7

PART II. Other Information
         Item 1.   Legal Proceedings . . . ..................................10
         Item 6.   Reports on Form 8-K.......................................10


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

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         (UNAUDITED)
                                                                          March 31,                    December 31,
                                                                             2002                          2001
                                                                             ----                          ----
                                    ASSETS
Investment properties, net of accumulated depreciation:
  Commercial and industrial                                                      $2,840,784                    $2,872,783
  Hotel and club facility                                                         4,908,861                     5,008,652
  Yacht slips                                                                       628,626                       673,722
  Land held for development                                                       1,864,558                     1,864,558
                                                                   -------------------------     -------------------------
                       Total investment properties, net                          10,242,829                    10,419,715
                                                                   -------------------------     -------------------------


Cash and cash equivalents                                                         2,888,406                     2,598,536
Investments in marketable securities                                              3,792,456                     4,605,085
Other investments                                                                 6,439,850                     6,097,144
Investment in affiliate                                                           2,874,526                     2,851,129
Cash restricted pending delivery of securities                                      208,602                       430,131
Loans, notes and other receivables                                                1,247,962                     1,288,124
Notes and advances due from related parties                                         983,393                       945,872
Deferred taxes                                                                      227,000                       139,000
Other assets                                                                        257,174                       253,891
                                                                   -------------------------     -------------------------
                                 TOTAL ASSETS                                   $29,162,198                   $29,628,627
                                                                   =========================     =========================



                                 LIABILITIES
Mortgages and notes payable                                                      $8,810,403                    $8,869,887
Accounts payable and accrued expenses                                               275,252                       220,019
Sales of securities pending delivery                                                184,331                       183,340
Income taxes payable                                                                130,174                       219,174
Other liabilities                                                                   195,726                       382,325
                                                                   -------------------------     -------------------------
                              TOTAL LIABILITIES                                   9,595,886                     9,874,745


Minority interests                                                                  402,482                       411,692
                                                                   -------------------------     -------------------------

                             STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; 2,000,000 shares
   authorized; none issued
Excess common stock, $1 par value; 500,000 shares authorized;
   none issued
Common stock, $1 par value; 1,500,000 shares authorized;
   1,315,635 shares issued and outstanding                                        1,315,635                     1,315,635
Additional paid-in capital                                                       26,571,972                    26,571,972
Undistributed gains from sales of properties, net of losses                      38,542,463                    38,534,768
Undistributed losses from operations                                            (45,318,376)                  (45,132,321)
                                                                   -------------------------     -------------------------
                                                                                 21,111,694                    21,290,054

Less:  Treasury stock, at cost (226,500 shares)                                  (1,659,114)                   (1,659,114)
            Notes receivable from exercise of stock options                        (288,750)                     (288,750)
                                                                   -------------------------     -------------------------
                          TOTAL STOCKHOLDERS' EQUITY                             19,163,830                    19,342,190


                                                                   -------------------------     -------------------------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $29,162,198                   $29,628,627
                                                                   =========================     =========================

See notes to condensed consolidated financial statements (unaudited)

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (UNAUDITED)

                                      REVENUES                                               Three months ended March 31,
                                                                                              2002                 2001
                                                                                              ----                 ----
  Rentals and related revenue                                                                 $404,505             $337,802
  Marina revenues                                                                              128,140              132,805
  Net (loss) gain  from investments in marketable securities                                  (196,561)             288,185
  Net gain from other investments                                                               31,497              149,514
  Interest and dividends from invested cash, and other                                          78,574               99,758
                                                                                  ------------------------------------------
                                   Total revenues                                              446,155            1,008,064
                                                                                  ------------------------------------------

                                      EXPENSES
  Operating expenses:
     Rental and other properties                                                               148,365              130,966
     Marina                                                                                     90,105              110,637
     Advisor's base fee                                                                        165,000              165,000
     General and administrative                                                                 68,355               58,281
     Professional fees and expenses                                                             40,707               34,965
     Directors' fees and expenses                                                               18,723               13,393
     Depreciation and amortization                                                             151,875              148,918
                                                                                  ------------------------------------------
                              Total operating expenses                                         683,130              662,160

  Interest expense                                                                             137,066              199,624
  Minority partners' interests in operating (loss)
        gains of consolidated entities                                                         (12,736)              13,484
                                                                                  ------------------------------------------
                                   Total expenses                                              807,460              875,268
                                                                                  ------------------------------------------

  (Loss) income before sales of properties and income taxes                                   (361,305)             132,796

  Gain on sales of properties, net                                                               7,695            1,285,510
                                                                                  ------------------------------------------

  (Loss) income before income taxes                                                           (353,610)           1,418,306

  (Benefit from) provision for income taxes                                                   (175,250)             582,000

                                                                                  ------------------------------------------
Net (loss) income                                                                            ($178,360)            $836,306
                                                                                  ==========================================


Net (Loss) Income Per Common Share:
     Basic and diluted                                                                          ($0.16)               $0.77
                                                                                                =======               =====

Weighted average common shares outstanding                                                   1,089,135            1,089,135

See notes to condensed consolidated financial statements (unaudited)

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       (UNAUDITED)

                                                                                        Three months ended
                                                                                             March 31,
                                                                                     2002                    2001
                                                                                     ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                                 ($178,360)                $836,306
   Adjustments to reconcile net (loss) income to net cash used in operating activities:
     Depreciation and amortization                                                    151,875                  148,918
     Net gain from other investments                                                  (31,497)                (149,514)
     Gain on sales of properties, net                                                  (7,695)              (1,285,510)
     Net loss (gain) from marketable securities                                       195,570               (1,017,208)
     Unrealized loss from sales of securities pending delivery                            991                  729,023
     Minority partners' interest in operating (losses) gains                          (12,736)                  13,484
     Changes in assets and liabilities:
       Decrease in other assets                                                        (7,197)                  (4,883)
       Net proceeds from sales and redemptions of securities                          993,858
       Decrease in restricted cash                                                    221,529                   89,759
       Increase in sales of securities pending delivery                                                         25,470
       Increased investments in marketable securities                                (376,799)
       (Increase) decrease in accounts payable and accrued expenses                    55,233                 (263,781)
       (Decrease) increase in current income taxes payable                            (89,000)                 442,000
       (Decrease) increase in deferred taxes                                          (88,000)                 140,000
       (Decrease) increase in other liabilities                                      (186,598)                  73,515
                                                                             -----------------       ------------------
    Total adjustments                                                                 819,534               (1,058,727)
                                                                             -----------------       ------------------
    Net cash provided by (used in) operating activities                               641,174                 (222,421)
                                                                             -----------------       ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Aquisitions and improvements of properties                                                                 (83,050)
    Net proceeds from disposals of properties                                          40,145                2,153,742
    (Increase) decrease in notes and advances from related parties                    (37,521)                  37,780
    Increase in mortgage loans, notes and other receivables                            (2,594)                 (59,344)
    Decrease in mortgage loans, notes and other receivables                            42,756                   32,688
    Distributions from other investments                                               15,418                  139,516
    Contributions to other investments                                               (350,024)                (590,000)
    Net proceeds from sales and redemptions of securities                                                    1,101,892
    Increased investments in marketable securities                                                            (829,385)
                                                                             -----------------       ------------------
    Net cash (used in) provided by investing activities                              (291,820)               1,903,839
                                                                             -----------------       ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of mortgages and notes payables                                         (59,484)                (149,071)
    Net distributions to minority partners                                                                    (484,018)
                                                                             -----------------       ------------------
    Net cash used in financing activities                                             (59,484)                (633,089)
                                                                             -----------------       ------------------

    Net increase in cash and cash equivalents                                         289,870                1,048,329

    Cash and cash equivalents at beginning of the period                            2,598,536                1,923,947
                                                                             -----------------       ------------------

    Cash and cash equivalents at end of the period                                 $2,888,406               $2,972,276
                                                                             =================       ==================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                           $128,000                 $125,000
                                                                             =================       ==================
  Cash paid during the period for income taxes                                         $1,000                   ---
                                                                             =================       ==================

See notes to condensed consolidated financial statements (unaudited)


                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals), which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2001. The balance sheet as of December 31, 2001 was derived from audited financial statements as of that date. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. Certain balances have been reclassified to conform with the current period presentation.

2.  RECENT ACCOUNTING PRONOUNCEMENTS.
             In July, 2001, the Financial Accounting Standard Board issued Statements on Financial Accounting Standards (SFAS) No. 141 (Business Combination) and 142 (Goodwill and Other Intangible Assets). SFAS No. 141 among other things eliminates the use of the pooling of interest method of accounting for business combination. Under the provision of SFAS No. 142, goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair value. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 must be adopted in the first quarter of fiscal years beginning after December 15, 2001. The adoption of these statements did not have a material impact on the Company's financial statements.

             In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement were effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements.

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

3.   INVESTMENTS IN MARKETABLE SECURITIES
             Investments in marketable securities consist primarily of large capital corporate equity and debt securities in varying industries with readily determinable fair values. These securities are stated at market value, as determined by the most recent traded price of each security at the balance sheet date. Effective in December 2001, management determined that the classification of its entire marketable securities portfolio as trading (versus available for sale, as defined by accounting principles generally accepted in the United States of America) would be more consistent with the Company's overall current investment objectives and activities. As a result, beginning December 31, 2001, all unrealized gains and losses on the Company's marketable securities portfolio were recorded in the statement of operations. As of March 31, 2001, gross unrealized gains and losses on available for sale securities were approximately $616,000 and $1,505,000, respectively, and a net unrealized loss of approximately $889,000 was recorded in accumulated comprehensive income in stockholders' equity.

             Net (loss) gain from investments in marketable securities for the three months ended March 31, 2002 and 2001 is summarized below:

                    Description                              2002               2001
       -------------------------------------------------------------------------------
       Net realized (loss) gain from sales of             ($59,092)         $1,017,208
       securities
       Unrealized net loss in marketable securities        (136,478)                --
       Net change in sales of securities pending
       delivery                                               (991)          (729,023)
                                                      ---------------------------------
       Total net (loss) gain                              ($196,561)          $288,185
                                                      =================================

             Net realized (loss) gain from sales of marketable securities of ($59,000) consisted of approximately $162,000 of gains net of $221,000 of losses for three year ended March 31, 2002. Net gain from sale of marketable securities for the three months ended March 31, 2001 was approximately $1,017,000, of which approximately $643,000 was realized from short positions closed in 2001.

              The net change in unrealized loss of marketable securities for the three months ended March 31, 2002 was an additional net loss of $136,478.

             Net change in sales of securities pending delivery represents the changes in the market value of those securities and the delivery of securities to realize gain or loss from these transactions.

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

4.   OTHER INVESTMENTS

             As a further diversification of the Company's investments in private capital funds, during the three months ended March 31, 2002, $800,000 was committed to purchase limited partnership interests in two private capital funds. Both funds seek to maximize total return on capital through investments in the debt securities of undervalued or financially troubled companies. Both commitments (one for $500,000 and the other for $300,000) are in funds managed by experienced general partners each with over $6 billion under management in funds and accounts focused on investments in distressed companies and related investment opportunities. The commitment of $300,000 will seek to deploy 50% of its assets in Asian investments (primarily Japan and Korea).

              As of March 31, 2002, the Company has committed to invest approximately $11.4 million in other investments in private capital funds, of which approximately $8.9 million has been funded.

5.   SUBSEQUENT EVENT
             In April 2002, the Company sold approximately 50 acres of vacant land located in Massachusetts for $300,000. The estimated net gain on the sale is approximately $270,000.

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations


RESULTS OF OPERATIONS
          The Company reported net loss of approximately $178,000 or ($.16 per share) for the three months ended March 31, 2002. This is as compared with net income of approximately $836,000 (or $.77 per share) for the three months ended March 31, 2001. Total revenues for the three months ended March 31, 2002, as compared with the same period in 2001, decreased by approximately $562,000 (or 56%). Total expenses for the three months ended March 31, 2002, as compared with the same period in 2001, decreased by approximately $68,000 (or 8%). Gain on sales of properties for the three months ended March 31, 2002 was approximately $8,000, as compared to $1,286,000 for the three months ended March 31, 2001.

REVENUES
          Rentals and related revenues for the three months ended March 31, 2002 were approximately $405,000. This is as compared with approximately $338,000 for the same comparable period in 2000. This increase of approximately $67,000 (or 20%) for the three-month comparable period was due to increased rent from the Company's Grove Isle hotel property of approximately $39,000 in accordance with changes in the Consumer Price Index and increased rent from the Company's Fashion Square shopping center of approximately $28,000 due to an additional tenant in the fourth quarter of 2001.

          Net loss from investments in marketable securities for the three months ended March 31, 2002 was approximately $197,000. This is as compared with a net gain of approximately $288,000 for the same comparable period in 2001. See discussion in Note 3 to Condensed Consolidated Financial Statements.

          Net gain from other investments for the three months ended March 31, 2002 was approximately $31,000. This is as compared with approximately $149,000 for the same period in 2001. This decrease of approximately $118,000 (or 79%) for the three-month comparable period was primarily attributable to non-recurring gains from investments in privately held partnerships, which made distributions during the first quarter of 2001.

          Interest and dividends from invested cash for the three months ended March 31, 2002 was approximately $79,000. This is as compared with approximately $100,000 for the same period in 2001. This decrease of approximately $21,000 (or 21%) for the three-month comparable period was primarily attributable to decreased dividends and interest from investments in marketable securities.


EXPENSES
          Operating expenses of rental and other properties for the three months ended March 31, 2002 were approximately $148,000. This is as compared with approximately $131,000 for the same period in 2001. This increase of approximately $17,000 (or 13%) for the three-month comparable period was primarily the result of increased insurance expense at the Grove Isle hotel property of approximately $30,000 partially offset by lower operating costs of HMG Fieber properties.

          Marina related expenses for the three months ended March 31, 2002 were approximately $90,000. This is as compared with approximately $111,000 for the same period in 2001. The decrease of approximately $21,000 (or 19%) for the three-month comparable period was primarily attributable to lower insurance costs.

Management's Discussion and Analysis of Financial
Condition and Results of Operations
(continued)

          Interest expense for the three months ended March 31, 2002 was approximately $137,000. This is as compared with approximately $200,000 for the same period in 2001. The decrease of approximately $63,000 (or 31%) for the three-month comparable period was attributable to decreased interest rates on bank loans and amounts due to affiliate (T.G.I.F. Texas, Inc.).

          Benefit from income taxes for the three months ended March 31, 2002 was approximately $175,000, consisting of $87,000 of current benefit and $88,000 of deferred benefit. The increased benefit from the prior year is due primarily non recurring gain on sales of properties in 2001.

EFFECT OF INFLATION:
          Inflation affects the costs of operating and maintaining the Company's investments and the availability and terms of financing. In addition, rentals under certain leases are based in part on the lessee's sales and tend to increase with inflation, and certain leases provide for periodic adjustments according to changes in predetermined price indices.

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES
          The Company's material commitments in 2002 primarily consist of maturities of debt obligations of approximately $3.7 million and commitments to fund private capital investments of approximately $2.5 million due upon demand. The funds necessary to meet these obligations are expected to be available from the proceeds of sales of properties or investments, refinancing, distributions from investments and available cash. The majority of maturing debt obligations for 2002 is a note payable to the Company's 49% owned affiliate, T.G.I.F. Texas, Inc. ("TGIF") of approximately $3.6 million. This amount is due on demand. The obligation due to TGIF will be paid with funds available from distributions from its investment in TGIF and from available cash.

MATERIAL COMPONENTS OF CASH FLOWS
          For the three months ended March 31, 2001, net cash provided by operating activities was approximately $641,000. Included in this amount are net proceeds from sales of marketable securities of approximately $994,000 less purchases of marketable securities of approximately $377,000.

          For the three months ended March 31, 2002, net cash used in investing activities was approximately $292,000. This was comprised primarily of contributions to other investments of approximately $350,000 less proceeds from sales of properties of $40,000.

          For the three months ended March 31, 2001, net cash used in financing activities was approximately $59,000 consisting of repayments of mortgages and notes payable.

Management's Discussion and Analysis of Financial
Condition and Results of Operations
(continued)

RECENT ACCOUNTING PRONOUNCEMENTS.

             In July, 2001, the Financial Accounting Standard Board issued Statements on Financial Accounting Standards (SFAS) No. 141 (Business Combination) and 142 (Goodwill and Other Intangible Assets). SFAS No. 141 among other things eliminates the use of the pooling of interest method of accounting for business combination. Under the provision of SFAS No. 142, goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair value. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 must be adopted in the first quarter of fiscal years beginning after December 15, 2001. The adoption of these statements did not have a material impact on the Company's financial statements.

             In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement were effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements.

PART II.   OTHER INFORMATION
Item 1.     Legal Proceedings
-------     -----------------
                  No items to report.

Item 6.     Exhibits and Reports on Form 8-K
-------     --------------------------------

              (a) There were no reports on Form 8-K filed for the quarter ended March 31, 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HMG/COURTLAND PROPERTIES, INC.






Dated:  May 15, 2002                  /s/ Lawrence Rothstein
                                      Lawrence Rothstein
                                      President, Treasurer and Secretary
                                      Principal Financial Officer





Dated: May 15, 2002                   /s/ Carlos Camarotti
                                      Carlos Camarotti
                                      Vice President - Finance and Controller
                                      Principal Accounting Officer