Form 10QSB
period 2002-06-30
HMG COURTLAND PROPERTIES INC
filed 2002-08-13
CIK 311817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to  ____________

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

1,089,135 Common shares were outstanding as of July 31, 2002.

                         HMG/COURTLAND PROPERTIES, INC.

                                      Index


                                                                                                        PAGE
                                                                                                       NUMBER

PART I.      Financial Information

             Item 1.   Financial Statements

             Condensed Consolidated Balance Sheets as of
             June 30, 2002 (Unaudited) and December 31, 2001..............................................1

             Condensed Consolidated Statements of Operations for the
             Three and Six Months Ended June 30, 2002 and 2001 (Unaudited)................................2

             Condensed Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 2002 and 2001 (Unaudited)..........................................3

             Notes to Condensed Consolidated Financial Statements (Unaudited).............................4

             Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations............................................7

PART II.   Other Information
             Item 1.   Legal Proceedings . . . ..........................................................11
             Item 6.   Reports on Form 8-K...............................................................11

Signatures...............................................................................................12
Certification Pursuant to 18 U.S.C. Section 1350.........................................................13

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

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES                                                        Part I Financial Information
                                                                                                        Item I Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     (UNAUDITED)
                                                                                       June 30,                    December 31,
                                                                                         2002                          2001
                                                                                         ----                          ----
                                    ASSETS
Investment properties, net of accumulated depreciation:
  Commercial and industrial                                                           $2,800,322                    $2,872,783
  Hotel and club facility                                                              4,808,255                     5,008,652
  Yacht slips                                                                            550,900                       673,722
  Land held for development                                                            1,854,318                     1,864,558
                                                                         ------------------------     -------------------------
                       Total investment properties, net                               10,013,795                    10,419,715


Cash and cash equivalents                                                              2,656,072                     2,598,536
Investments in marketable securities                                                   3,344,459                     4,605,085
Other investments                                                                      6,564,932                     6,097,144
Investment in affiliate                                                                2,863,454                     2,851,129
Cash restricted pending delivery of securities                                           163,091                       430,131
Loans, notes and other receivables                                                     1,254,921                     1,288,124
Notes and advances due from related parties                                            1,199,723                       945,872
Deferred taxes                                                                           372,000                       139,000
Other assets                                                                             205,244                       253,891
                                                                         ------------------------     -------------------------
                                 TOTAL ASSETS                                        $28,637,691                   $29,628,627
                                                                         ========================     =========================



                                 LIABILITIES
Mortgages and notes payable                                                           $8,646,905                    $8,869,887
Accounts payable and accrued expenses                                                    230,519                       220,019
Sales of securities pending delivery                                                     118,621                       183,340
Income taxes payable                                                                     144,174                       219,174
Other liabilities                                                                        232,665                       382,325
                                                                         ------------------------     -------------------------
                              TOTAL LIABILITIES                                        9,372,884                     9,874,745


Minority interests                                                                       401,498                       411,692
                                                                         ------------------------     -------------------------

                             STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; 2,000,000 shares
   authorized; none issued
Excess common stock, $1 par value; 500,000 shares authorized;
   none issued
Common stock, $1 par value; 1,500,000 shares authorized;
   1,315,635 shares issued and outstanding                                             1,315,635                     1,315,635
Additional paid-in capital                                                            26,571,972                    26,571,972
Undistributed gains from sales of properties, net of losses                           38,905,406                    38,534,768
Undistributed losses from operations                                                 (45,981,840)                  (45,132,321)
                                                                         ------------------------     -------------------------
                                                                                      20,811,173                    21,290,054

Less:  Treasury stock, at cost (226,500 shares)                                       (1,659,114)                   (1,659,114)
            Notes receivable from exercise of stock options                             (288,750)                     (288,750)
                                                                         ------------------------     -------------------------
                          TOTAL STOCKHOLDERS' EQUITY                                  18,863,309                    19,342,190


                                                                         ------------------------     -------------------------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $28,637,691                   $29,628,627
                                                                         ========================     =========================




See notes to condensed consolidated financial statements (unaudited)


                                                                (1)

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (UNAUDITED)

                                      REVENUES                   Three months ended June 30,            Six months ended June 30,
                                                                   2002              2001                  2002            2001
                                                                   ----              ----                  ----            ----
  Real estate rentals and related revenue                         $410,311         $370,787              $814,816        $708,589
  Marina revenues                                                  113,410          117,927               241,550         250,732
  Net (loss) gain  from investments in marketable securities      (558,614)         (53,539)             (755,175)        234,646
  Net (loss) gain from other investments                           (69,611)          (5,214)              (38,114)        144,300
  Interest and dividend income                                      72,216          130,900               150,790         230,657
                                                                ----------------------------        ------------------------------
                                   Total Revenues                  (32,288)         560,861               413,867       1,568,924

                                      EXPENSES
 Other operating expenses:
  Rental and other properties                                      143,732          130,238               292,097         261,204
  Marina expenses                                                   82,606          109,352               172,711         219,989
  Depreciation and amortization                                    151,823          146,498               303,698         295,416
  Advisor's base fee                                               165,000          165,000               330,000         330,000
  General and administrative                                        52,404           46,033               120,759         104,314
  Professional fees and expenses                                    38,370           81,446                79,077         116,411
  Directors' fees and expenses                                      12,465           17,421                31,188          30,813
                                                                ----------------------------        ------------------------------
                              Total operating expenses             646,400          695,988             1,329,530       1,358,147

  Interest expense                                                 134,897          188,246               271,963         387,870
  Minority partners' interests in operating (loss) gains of
         consolidated entities                                     (19,121)         (10,592)              (31,857)          2,892
                                                                ----------------------------        ------------------------------
Total expenses                                                     762,176          873,642             1,569,636       1,748,909
                                                                ----------------------------        ------------------------------

  (Loss) income before sales of properties and income taxes       (794,464)        (312,781)           (1,155,769)       (179,985)

          Gain on sales of properties, net                         362,943          528,959               370,638       1,814,469
                                                                ----------------------------        ------------------------------
(Loss) income before income taxes                                 (431,521)         216,178              (785,131)      1,634,484

  (Benefit from) provision for income taxes                       (131,000)         138,000              (306,250)        720,000

                                                                ----------------------------        ------------------------------
Net (loss) income                                                ($300,521)         $78,178             ($478,881)       $914,484
                                                                ============================        ==============================


Net (Loss) Income Per Common Share:
     Basic and diluted                                              ($0.28)           $0.07                ($0.44)          $0.84
                                                                    =======           =====                =======          =====

Weighted average common shares outstanding                       1,089,135        1,089,135             1,089,135       1,089,135







See notes to condensed consolidated financial statements (unaudited)


                                                                (2)

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       (UNAUDITED)

                                                                                          Six months ended
                                                                                               June 30,
                                                                                      2002                    2001
                                                                                      ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                                  ($478,881)                $914,484
   Adjustments to reconcile net (loss) income to net cash used in operating activities:
     Depreciation and amortization                                                     303,698                  295,416
     Net loss (gain) from other investments                                             38,114                 (144,300)
     Gain on sales of properties, net                                                 (370,638)              (1,814,469)
     Net loss (gain) from marketable securities                                        755,175                 (234,646)
     Minority partners' interest in operating (losses) gains                           (31,857)                   2,892
     Changes in assets and liabilities:
       Decrease in other assets and other receivables                                   59,660                   68,404
       Net proceeds from sales and redemptions of securities                         1,804,557
       Decrease in restricted cash                                                     267,040                   86,690
       (Decrease) increase in sales of securities pending delivery                    (267,943)                 130,026
       Increased investments in marketable securities                               (1,095,883)
       Increase (decrease) in accounts payable and accrued expenses                     10,500                 (265,389)
       (Decrease) increase in current income taxes payable                             (75,000)                 651,000
       (Increase) decrease in deferred taxes                                          (233,000)                  69,000
       (Decrease) increase in other liabilities                                       (149,660)                 428,690
                                                                              -----------------       ------------------
    Total adjustments                                                                1,014,763                 (726,686)
                                                                              -----------------       ------------------
    Net cash provided by operating activities                                          535,882                  187,798
                                                                              -----------------       ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Aquisitions and improvements of properties                                                                  (98,605)
    Net proceeds from disposals of properties                                          532,499                2,989,856
    (Increase) decrease in notes and advances from related parties                    (253,851)                  81,421
    Increase in mortgage loans and notes receivables                                                           (323,207)
    Decrease in mortgage loans and notes receivables                                    14,658                   66,098
    Distributions from other investments                                                81,024                  165,939
    Contributions to other investments                                                (599,251)                (669,000)
    Net proceeds from sales and redemptions of securities                                                     2,166,385
    Increased investments in marketable securities                                                           (1,777,105)
                                                                              -----------------       ------------------
    Net cash (used in) provided by investing activities                               (224,921)               2,601,782
                                                                              -----------------       ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of mortgages and notes payables                                         (222,982)                (622,398)
    Net distributions to minority partners                                             (30,443)                (480,943)
                                                                              -----------------       ------------------
    Net cash used in financing activities                                             (253,425)              (1,103,341)
                                                                              -----------------       ------------------

    Net increase in cash and cash equivalents                                           57,536                1,686,239

    Cash and cash equivalents at beginning of the period                             2,598,536                1,923,947
                                                                              -----------------       ------------------

    Cash and cash equivalents at end of the period                                  $2,656,072               $3,610,186
                                                                              =================       ==================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                            $170,000                 $317,000
                                                                              =================       ==================
  Cash paid during the period for income taxes                                          $1,000                   ---
                                                                              =================       ==================




See notes to condensed consolidated financial statements (unaudited)


                                                                (3)

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10QSB, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2001. The balance sheet as of December 31, 2001 was derived from audited financial statements as of that date. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. Certain balances have been reclassified to conform with the current period presentation.

2.  RECENT ACCOUNTING PRONOUNCEMENTS.
             In July, 2001, the Financial Accounting Standard Board issued Statements on Financial Accounting Standards (SFAS) No. 141 (Business Combinations) and 142 (Goodwill and Other Intangible Assets). SFAS No. 141 among other things eliminates the use of the pooling of interest method of accounting for business combination. Under the provision of SFAS No. 142, goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair value. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 must be adopted in the first quarter of fiscal years beginning after December 15, 2001. The adoption of these statements did not have a material impact on the Company's financial statements.

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









                                       (4)

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)


3.  GAIN ON SALES OF PROPERTIES
             For the three months ended June 30, 2002 Grove Isle Yacht Club Associates (GIYCA) sold 3 yacht slips located in Miami, Florida resulting in a net gain to the Company of approximately $77,000. For the six months ended June 30, 2002 GIYCA has sold 4 yacht slips resulting in a net gain to the Company of approximately $85,000.

             In May 2002, HMG Fieber Associates sold its property located in Watertown, New York, resulting in a net gain to the Company of approximately $57,000.

             In April 2002, Courtland Investments sold approximately 50 acres of vacant land located in Middleborough, Massachusetts, resulting in a net gain to the Company of approximately $229,000.

4.   INVESTMENTS IN MARKETABLE SECURITIES
             Investments in marketable securities consist primarily of large capital corporate equity and debt securities in varying industries with readily determinable fair values. These securities are stated at market value, as determined by the most recent traded price of each security at the balance sheet date. Effective in December 2001, management determined that the classification of its entire marketable securities portfolio as trading (versus available for sale, as defined by accounting principles generally accepted in the United States of America) would be more consistent with the Company's overall current investment objectives and activities. As a result, beginning December 31, 2001, all unrealized gains and losses on the Company's marketable securities portfolio were recorded in the statement of operations. As of June 30, 2001, gross unrealized gains and losses on available for sale securities were approximately $677,000 and $1,165,000, respectively, and a net unrealized loss of approximately $488,000 was recorded in accumulated comprehensive income in stockholders' equity.

             Net (loss) gain from investments in marketable securities for the three and six months ended June 30, 2002 and 2001 is summarized below:

                                            Three Months Ended June 30,              Six Months Ended June 30,
---------------------------------------------------------------------------------------------------------------
                   Description                      2002          2001                    2002       2001
---------------------------------------------------------------------------------------------------------------
Net realized gain from sales of
securities                                        $159,479           $51,353           $100,387     $1,068,561
Unrealized net loss in trading
securities                                       (515,860)                --          (652,338)             --
Net change in sales of securities
pending delivery                                 (202,233)         (104,892)          (203,224)      (833,915)
                                     --------------------------------------------------------------------------
Total net (loss) gain                           ($558,614)         ($53,539)         ($755,175)       $234,646
                                     ==========================================================================

             For the three months ended June 30, 2002 net realized gain from sales of marketable securities of approximately $159,000 consisted of approximately $338,000 of gross gains net of $179,000 of gross losses. For the six months ended June 30, 2002 net realized gain from sales of marketable securities of approximately $100,000 consisted of approximately $501,000 of gross gains net of $401,000 of gross losses.


                                       (5)

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

             The net change in unrealized loss of marketable securities for the three and six months ended June 30, 2002 was an additional net loss of approximately $515,000 and $652,000, respectively.

             Net change in sales of securities pending delivery represents the changes in the market value of those securities and the delivery of securities to realize gain or loss from these transactions.


5.   OTHER INVESTMENTS

             As of June 30, 2002, the Company has committed to invest approximately $11 million in other investments primarily in private capital funds, of which approximately $9.1 million has been funded. The carrying value of other investments is approximately $6.6 million.

             During the three months ended June 30, 2002 the Company took an additional write down on one of its venture capital funds of approximately $63,000. The fund written down was focused on internet related businesses and had been substantially written down as of December 31, 2001. This further write down brings the carrying value of this fund to $25,000, its estimated net realizable value. No further valuation adjustments were considered necessary for the six months ended June 30, 2002.

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

6.   ADVISORY AGREEMENT

           On March 22, 2002, the Board of Directors approved, subject to shareholder approval, the amendment and renewal of the Advisory Agreement between the Company and the Advisor for a term commencing January 1, 2003, and expiring December 31, 2003.

         The sole amendment to the Advisory Agreement that is being proposed at the Annual Meeting (to be held on September 20, 2002) is the increase in the remuneration of the Advisor to increase the Advisor's current regular compensation monthly fee from $55,000 to $75,000, or $660,000 to $900,000 annually. All other terms of the existing Advisory Agreement will remain the same. The increase in remuneration of the Advisor is being proposed by the Board after taking into account the increased costs of the Advisor in managing the affairs of the Company, the economic factors impacting the real estate industry and competitive conditions in today's market place. The amendment and renewal was approved unanimously by the Directors unaffiliated with the Advisor.


                                       (6)

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations


RESULTS OF OPERATIONS
          The Company reported a net loss of approximately $300,000 (or $.28 per share) and $479,000 (or $.44 per share) for the three and six months ended June 30, 2002, respectively. This is as compared with net income of approximately $78,000 (or $.07 per share) and $914,000 (or $.84 per share) for the three and six months ended June 30, 2001, respectively. Total revenues for the three and six months ended June 30, 2002, as compared with the same periods in 2001, decreased by approximately $593,000 (or 106%) and $1.2 million (or 74%), respectively. Total expenses for the three and six months ended June 30, 2002, as compared with the same periods in 2001, decreased by approximately $111,000 (or 13%) and $179,000 (or 10%), respectively. Gain on sales of properties for the three and six months ended June 30, 2002 was approximately $363,000 and $371,000, respectively. This is as compared with gains of $529,000 and $1.8 million for the three and six months ended June 30, 2001, respectively.

REVENUES

          Rentals and related revenues for the three and six months ended June 30, 2002 were approximately $410,000 and $815,000, respectively. This is as compared with approximately $371,000 and $709,000 for the same comparable periods in 2001, respectively. These increases of approximately $39,000 (or 11%) and $106,000 (or 15%) for the three and six-month comparable periods was due to increased rent from the Company's Grove Isle hotel property in accordance with changes in the Consumer Price Index and increased rent from the Company's Fashion Square shopping center due to an additional tenant added in the fourth quarter of 2001.

          Net loss from investments in marketable securities for the three and six months ended June 30, 2002 was approximately $559,000 and $755,000, respectively. This is as compared with a net loss of approximately $54,000 for the same comparable three month period in 2002 and a net gain of approximately $235,000 for the same comparable six month period in 2002. See discussion in
Note 4 to Condensed Consolidated Financial Statements.

          Net loss from other investments for the three and six months ended June 30, 2002 was approximately $70,000 and $38,000, respectively. This is as compared with a net loss of approximately $5,000 for the same three-month comparable period in 2001 and a net gain of approximately $144,000 for the same six-month comparable period in 2001. The decrease of approximately $65,000 for the three-month comparable periods was primarily attributable to a valuation write-down of a venture capital fund as discussed in Note 5 to Condensed Consolidated Financial Statements. The decrease of approximately $182,000 for the six-month comparable periods was the result of non-recurring gains due to distributions from investments in the second quarter of 2001.

          Interest and dividend income for the three and six months ended June 30, 2002 was approximately $72,000 and $151,000, respectively. This is as compared with approximately $131,000 and $231,000 for the same comparable periods in 2001, respectively. These decreases of approximately $59,000 (or 45%) and $80,000 (or 35%) for the three and six month comparable periods, respectively, were primarily attributable to decreased dividend income from investments in marketable securities.



                                       (7)

Management's Discussion and Analysis of Financial
Condition and Results of Operations
(continued)


EXPENSES

           Rental and other properties expenses for the three and six months ended June 30, 2002 were approximately $144,000 and $292,000, respectively. This is as compared with approximately $130,000 and $261,000 for the same comparable periods in 2001. These increases of approximately $14,000 (or 11%) and $31,000 (or 12%) for the three and six-month comparable periods, respectively, were primarily the result of increased insurance expense at the Grove Isle hotel property of approximately $30,000 partially offset by lower operating costs at HMG Fieber properties. The property insurance at the Grove Isle hotel property is paid by the tenant and accordingly a corresponding insurance revenue amount is included in rental and related revenues. Changes in insurance costs for this property do not impact the Company's net income.

          Marina expenses for the three and six months ended June 30, 2002 were approximately $83,000 and $173,000, respectively. This is as compared with approximately $109,000 and $220,000 for the same periods in 2001. These decreases of approximately $26,000 (or 24%) and $47,000 (or 21%) for the three and six-month comparable periods in 2001, respectively, were primarily attributable to lower insurance costs as a result of the elimination of windstorm coverage for the marina slips in 2002. The Company believes that in light of the increased cost of this insurance (approximately 100% from 2001) and the large deductibles now required, it is more effective to self insure the marina slips for this particular peril, other coverage is still maintained on this property.

          Professional fees and expenses for the three and six months ended June 30, 2002 were approximately $38,000 and $79,000, respectively. This is as compared with approximately $81,000 and $116,000 for the same periods in 2001. These decreases of approximately $43,000 (or 53%) and $37,000 (or 32%) for the three and six-month comparable periods in 2001, respectively, were primarily attributable to lower legal fees relating to the Company's proxy filing.

          Interest expense for the three and six months ended June 30, 2002 was approximately $135,000 and $272,000, respectively. This is as compared with approximately $188,000 and $388,000, respectively, for the same comparable periods in 2001. These decreases of approximately $53,000 (or 28%) and $116,000 (or 30%) for the three and six-month comparable periods, respectively, were primarily attributable to decreased interest rates on bank loans and on amounts due to affiliate (T.G.I.F. Texas, Inc.).

          Benefit from income taxes for the three and six months ended June 30, 2002 was approximately $131,000 and $306,000, respectively, consisting of $145,000 of deferred benefit net of $14,000 of current provision for the three months ended June 30, 2002 and $233,000 of deferred benefit and $73,000 of current benefit for the six months ended June 30, 2002. The increase in benefits from the prior year provisions is due primarily to non recurring gain on sales of properties in 2001.


                                       (8)

Management's Discussion and Analysis of Financial
Condition and Results of Operations
(continued)

EFFECT OF INFLATION:
          Inflation affects the costs of operating and maintaining the Company's investments and the availability and terms of financing. In addition, rentals under certain leases are based in part on the lessee's sales and tend to increase with inflation, and certain leases provide for periodic adjustments according to changes in predetermined price indices.

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES
          The Company's material commitments in 2002 primarily consist of maturities of debt obligations of approximately $3.7 million and commitments to fund private capital investments of approximately $1.9 million due upon demand. The funds necessary to meet these obligations are expected to be available from the proceeds of sales of properties or investments, refinancing, distributions from investments and available cash. The majority of maturing debt obligations for 2002 is a note payable to the Company's 49% owned affiliate, T.G.I.F. Texas, Inc. ("TGIF") of approximately $3.6 million. This amount is due on demand. The obligation due to TGIF will be paid with funds available from distributions from its investment in TGIF and from available cash.

MATERIAL COMPONENTS OF CASH FLOWS
          For the six months ended June 30, 2002, net cash provided by operating activities was approximately $536,000. Included in this amount are net proceeds from sales of marketable securities of approximately $1.8 million less purchases of marketable securities of approximately $1.1 million.

          For the six months ended June 30, 2002, net cash used in investing activities was approximately $225,000. This was comprised primarily of contributions to other investments of approximately $599,000 and increased notes and advances to related parties of approximately $254,000 less proceeds from sales of properties of $532,000 and distributions from other investments of approximately $81,000.

          For the six months ended June 30, 2001, net cash used in financing activities was approximately $253,000 consisting of repayments of mortgages and notes payable of $223,000 and distributions to minority partners of $30,000.

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






                                       (9)

Management's Discussion and Analysis of Financial
Condition and Results of Operations
(continued)

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





























                                      (10)

PART II.   OTHER INFORMATION
Item 1.     Legal Proceedings

                  No items to report.

Item 6.     Exhibits and Reports on Form 8-K

               (a) There were no reports on Form 8-K filed for the quarter ended June 30, 2002.



















                                      (11)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     HMG/COURTLAND PROPERTIES, INC.






Dated:   August 13, 2002             /s/ Lawrence Rothstein
                                     Lawrence Rothstein
                                     President, Treasurer and Secretary
                                     Principal Financial Officer





Dated:  August 13, 2002              /s/ Carlos Camarotti
                                     Carlos Camarotti
                                     Vice President - Finance and Controller
                                     Principal Accounting Officer

















                                      (12)

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of HMG/Courtland Properties, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Maurice Wiener, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:
          (1) The Report fully complies with the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934; and
          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods indicated in the Report.

/s/ Maurice Wiener
------------------------------------
    Maurice Wiener, Chief Executive Officer
      HMG/Courtland Properties, Inc.







CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of HMG/Courtland Properties, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lawrence Rothstein, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:
          (1) The Report fully complies with the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934; and
          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods indicated in the Report.

/s/ Lawrence Rothstein
------------------------------------
    Lawrence Rothstein, Chief Financial Officer
      HMG/Courtland Properties, Inc.








                                      (13)