Form 10QSB
period 2002-09-30
HMG COURTLAND PROPERTIES INC
filed 2002-11-14
CIK 311817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended     September 30, 2002
                              -------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to __________________

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

1,089,135 Common shares were outstanding as of October 31, 2002.

                                       HMG/COURTLAND PROPERTIES, INC.

                                                    Index

                                                                                                        PAGE
                                                                                                       NUMBER
PART I.      Financial Information

             Item 1.   Financial Statements

             Condensed Consolidated Balance Sheets as of
             September 30, 2002 (Unaudited) and December 31, 2001.........................................1

             Condensed Consolidated Statements of Operations for the
             Three and Nine Months Ended September 30, 2002 and 2001 (Unaudited)..........................2

             Condensed Consolidated Statements of Cash Flows for the
             Nine Months Ended September 30, 2002 and 2001 (Unaudited)....................................3

             Notes to Condensed Consolidated Financial Statements (Unaudited).............................4

             Item 2.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations.............................................8

             Item 3.  Controls and Procedures............................................................12

PART II.   Other Information
             Item 1.   Legal Proceedings . . . ..........................................................12
             Item 6.   Reports on Form 8-K...............................................................12

Signatures...............................................................................................13
Certification Pursuant to 18 U.S.C. Section 1350.........................................................14

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

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES                                                         Part I Financial Information
                                                                                                        Item I Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     (UNAUDITED)
                                                                                    September 30,                  December 31,
                                                                                         2002                          2001
                                    ASSETS
Investment properties, net of accumulated depreciation:
  Commercial and industrial                                                              $2,768,737                    $2,872,783
  Hotel and club facility                                                                 4,708,161                     5,008,652
  Yacht slips                                                                               518,593                       673,722
  Land held for development                                                               1,854,318                     1,864,558
                                                                              ----------------------     -------------------------
                       Total investment properties, net                                   9,849,809                    10,419,715


Cash and cash equivalents                                                                 2,245,158                     2,598,536
Investments in marketable securities                                                      2,600,254                     4,605,085
Other investments                                                                         6,829,492                     6,097,144
Investment in affiliate                                                                   2,867,343                     2,851,129
Cash restricted pending delivery of securities                                               22,264                       430,131
Loans, notes and other receivables                                                        1,074,619                     1,288,124
Notes and advances due from related parties                                               1,362,664                       945,872
Deferred taxes                                                                              594,000                       139,000
Other assets                                                                                190,585                       253,891
                                                                              ----------------------     -------------------------
                                 TOTAL ASSETS                                           $27,636,188                   $29,628,627
                                                                              ======================     =========================



                                 LIABILITIES
Mortgages and notes payable                                                              $8,597,011                    $8,869,887
Accounts payable and accrued expenses                                                       323,026                       220,019
Sales of securities pending delivery                                                         76,967                       183,340
Income taxes payable                                                                                                      219,174
Other liabilities                                                                           162,871                       382,325
                                                                              ----------------------     -------------------------
                              TOTAL LIABILITIES                                           9,159,875                     9,874,745


Minority interests                                                                          377,445                       411,692
                                                                              ----------------------     -------------------------

                             STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; 2,000,000 shares
   authorized; none issued
Excess common stock, $1 par value; 500,000 shares authorized;
   none issued
Common stock, $1 par value; 1,500,000 shares authorized;
   1,315,635 shares issued and outstanding                                                1,315,635                     1,315,635
Additional paid-in capital                                                               26,571,972                    26,571,972
Undistributed gains from sales of properties, net of losses                              38,642,024                    38,534,768
Undistributed losses from operations                                                    (46,482,899)                  (45,132,321)
                                                                              ----------------------     -------------------------
                                                                                         20,046,732                    21,290,054

Less:  Treasury stock, at cost (226,500 shares)                                          (1,659,114)                   (1,659,114)
            Notes receivable from exercise of stock options                                (288,750)                     (288,750)
                                                                              ----------------------     -------------------------
                          TOTAL STOCKHOLDERS' EQUITY                                     18,098,868                    19,342,190


                                                                              ----------------------     -------------------------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $27,636,188                   $29,628,627
                                                                              ======================     =========================

See notes to condensed consolidated financial statements (unaudited)



                                                                (1)

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (UNAUDITED)

                                      REVENUES                  Three months ended September 30,    Nine months ended September 30,
                                                                   2002             2001               2002             2001
  Real estate rentals and related revenue                        $409,154         $378,114          $1,223,970       $1,086,703
  Marina revenues                                                 108,717          129,398             350,267          380,130
  Net (loss) gain  from investments in marketable securities     (535,065)         (72,241)         (1,290,240)         162,405
  Net loss from other investments                                (118,396)        (511,059)           (156,510)        (366,759)
  Interest and dividend income                                     55,729           99,731             206,519          330,387
                                                               ----------------------------      -------------------------------
                                   Total Revenues                 (79,861)          23,943             334,006        1,592,866

                                      EXPENSES
 Other operating expenses:
  Rental and other properties                                     141,096          139,561             433,193          400,765
  Marina expenses                                                  86,556          111,699             259,267          331,688
  Depreciation and amortization                                   150,056          144,978             453,754          440,394
  Advisor's base fee                                              165,000          165,000             495,000          495,000
  General and administrative                                       54,107           61,458             174,866          165,771
  Professional fees and expenses                                   57,595           82,617             136,672          199,028
  Directors' fees and expenses                                     17,061           12,774              48,249           43,587
                                                               ----------------------------      -------------------------------
                              Total operating expenses            671,471          718,087           2,001,001        2,076,233

  Interest expense                                                133,205          172,733             405,168          560,603
  Minority partners' interests in operating (loss) gains of
         consolidated entities                                    (28,627)           3,444             (60,484)           6,336
                                                               ----------------------------      -------------------------------
Total expenses                                                    776,049          894,264           2,345,685        2,643,172
                                                               ----------------------------      -------------------------------

  (Loss) income before sales of properties and income taxes      (855,910)        (870,321)         (2,011,679)      (1,050,306)

          Gain on sales of properties, net                         63,359           94,260             433,997        1,908,729
                                                               ----------------------------      -------------------------------
(Loss) income before income taxes                                (792,551)        (776,061)         (1,577,682)         858,423

  (Benefit from) provision for income taxes                      (354,851)        (311,694)           (661,101)         408,306

                                                               ----------------------------      -------------------------------
Net (loss) income                                               ($437,700)       ($464,367)          ($916,581)        $450,117
                                                               ============================      ===============================


Net (Loss) Income Per Common Share:
     Basic and diluted                                             ($0.40)          ($0.43)             ($0.84)           $0.41

Weighted average common shares outstanding                      1,089,135        1,089,135           1,089,135        1,089,135

See notes to condensed consolidated financial statements (unaudited)



                                                                (2)

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       (UNAUDITED)

                                                                                             Nine months ended
                                                                                               September 30,
                                                                                         2002                    2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                                   ($916,581)                $450,117
   Adjustments to reconcile net (loss) income to net cash provided by
     (used in) operating activities:
     Depreciation and amortization                                                      453,754                  440,394
     Net loss from other investments                                                    156,510                  366,759
     Gain on sales of properties, net                                                  (433,997)              (1,908,729)
     Net loss (gain) from marketable securities                                       1,290,240                 (162,405)
     Minority partners' interest in operating (losses) gains                            (60,484)                   6,336
     Changes in assets and liabilities:
       Decrease in other assets and other receivables                                    71,302                   98,157
       Net proceeds from sales and redemptions of securities                          2,417,861
       Decrease in restricted cash                                                      407,867                   91,363
       (Decrease) increase in sales of securities pending delivery                     (267,943)                 169,929
       Increased investments in marketable securities                                (1,541,700)
       Increase (decrease) in accounts payable and accrued expenses                     103,006                 (175,178)
       (Decrease) increase in current income taxes payable                             (219,174)                 257,000
       (Increase) decrease in deferred taxes                                           (455,000)                  82,000
       (Decrease) increase in other liabilities                                        (219,454)                 162,080
                                                                               -----------------       ------------------
    Total adjustments                                                                 1,702,788                 (572,294)
                                                                               -----------------       ------------------
    Net cash provided by (used in) operating activities                                 786,207                 (122,177)
                                                                               -----------------       ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Aquisitions and improvements of properties                                                                  (101,620)
    Net proceeds from disposals of properties                                           617,379                3,173,463
    (Increase) decrease in notes and advances from related parties                     (416,792)                  83,505
    Increase in mortgage loans and notes receivables                                                            (415,881)
    Decrease in mortgage loans and notes receivables                                    194,960                  171,248
    Distributions from other investments                                                 94,679                  607,981
    Contributions to other investments                                                 (999,751)              (1,018,850)
    Net proceeds from sales and redemptions of securities                                                      2,820,118
    Increased investments in marketable securities                                                            (3,134,361)
                                                                               -----------------       ------------------
    Net cash (used in) provided by investing activities                                (509,525)               2,185,603
                                                                               -----------------       ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of mortgages and notes payables                                          (272,876)                (722,330)
    Dividends paid                                                                     (326,741)
    Net distributions to minority partners                                              (30,443)                (477,868)
                                                                               -----------------       ------------------
    Net cash used in financing activities                                              (630,060)              (1,200,198)
                                                                               -----------------       ------------------

    Net (decrease) increase in cash and cash equivalents                               (353,378)                 863,228

    Cash and cash equivalents at beginning of the period                              2,598,536                1,923,947
                                                                               -----------------       ------------------

    Cash and cash equivalents at end of the period                                   $2,245,158               $2,787,175
                                                                               =================       ==================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                             $262,000                 $484,000
                                                                               =================       ==================
  Cash paid during the period for income taxes                                          $11,000                  $69,000
                                                                               =================       ==================


See notes to condensed consolidated financial statements (unaudited)


                                                                (3)

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10QSB, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2001. The balance sheet as of December 31, 2001 was derived from audited financial statements as of that date. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. Certain balances have been reclassified to conform with the current period presentation.

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

             In April 2002, the FASB issued Statement 145, Rescission of FASB Statements No.4, 44, and 64, Amendments of FASB Statement No. 13, and Technical Corrections. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

             In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, this Statement states the liability should be initially measured at fair value. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.




                                      (4)

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)



3.  DIVDEND PAID.
             On August 23, 2002, the Company declared a special non-recurring dividend of $.30 per share. This dividend was paid on September 13, 2002 to shareholders of record as of September 4, 2002 and qualifies as a dividends paid deduction to offset taxable income for the year ended December 31, 2001.

4.  GAIN ON SALES OF PROPERTIES
             For the three months ended September 30, 2002 Grove Isle Yacht Club Associates (GIYCA) sold one yacht slip located in Miami, Florida resulting in a net gain to the Company of approximately $29,000. For the nine months ended September 30, 2002 GIYCA has sold 5 yacht slips resulting in a net gain to the Company of approximately $123,000.

             In May 2002, HMG Fieber Associates sold its property located in Watertown, New York, resulting in a net gain to the Company of approximately $57,000.

             In April 2002, Courtland Investments sold approximately 50 acres of vacant land located in Middleborough, Massachusetts, resulting in a net gain to the Company of approximately $254,000.

5.   INVESTMENTS IN MARKETABLE SECURITIES
             Investments in marketable securities consist primarily of large capital corporate equity and debt securities in varying industries with readily determinable fair values. These securities are stated at market value, as determined by the most recent traded price of each security at the balance sheet date. Effective in December 2001, management determined that the classification of its entire marketable securities portfolio as trading (versus available for sale, as defined by accounting principles generally accepted in the United States of America) would be more consistent with the Company's overall current investment objectives and activities. As a result, beginning December 31, 2001, all unrealized gains and losses on the Company's marketable securities portfolio were recorded in the statement of operations. As of September 30, 2001, gross unrealized gains and losses on available for sale securities were approximately $307,000 and $1,723,000, respectively, and a net unrealized loss of approximately $1,416,000 was recorded in accumulated comprehensive income in stockholders' equity.













                                       (5)

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

             Net (loss) gain from investments in marketable securities for the three and nine months ended September 30, 2002 and 2001 is summarized below:

                                       Three Months Ended September 30,          Nine Months Ended September 30,
----------------------------------- ---------------------------------------- ----------------------------------------
                  Description                       2002            2001                      2002        2001
----------------------------------- ------------------------ ------------------- ------------------- ----------------
Net realized gain from sales of                  ($489,629)       ($171,121)             ($389,242)         $897,440
securities
Unrealized net loss in trading
securities                                         (87,090)              --               (739,428)               --
Net change in sales of securities
pending delivery                                    41,654           98,880               (161,570)         (735,035)
                                    ------------------------ ---------------- ---------------------- ----------------
Total net (loss) gain                            ($535,065)        ($72,241)           ($1,290,240)         $162,405
                                    ======================== ================ ====================== ================

             For the three months ended September 30, 2002 net realized gain from sales of marketable securities of approximately $490,000 consisted of approximately $82,000 of gross gains net of $572,000 of gross losses. For the nine months ended September 30, 2002 net realized gain from sales of marketable securities of approximately $389,000 consisted of approximately $583,000 of gross gains net of $972,000 of gross losses.

             The net change in unrealized loss of marketable securities for the three and nine months ended September 30, 2002 was an additional net loss of approximately $87,000 and $739,000, respectively.

             Net change in sales of securities pending delivery represents the changes in the market value of those securities and the delivery of securities to realize gain or loss from these transactions.





















                                       (6)

6.   OTHER INVESTMENTS

             As of September 30, 2002, the Company has committed to invest approximately $11 million in other investments primarily in private capital funds, of which approximately $9.1 million has been funded. The carrying value of other investments (which reflects distributions and valuation adjustments) is approximately $6.8 million. Included in net loss from other investments for the three and nine months ended September 30, 2002 are adjustments to the carrying value of other investments of approximately $63,000 and $188,000 which represent declines in value deemed to be other than temporary. This is as compared with similar adjustments of $774,000 for the three and nine months ended September 30, 2001

             As a further diversification of the Company's investments in private capital funds, during the nine months ended September 30, 2002, $1,050,000 was committed to purchase limited partnership interests in three private capital funds. Two of the funds seek to maximize total return on capital through investments in the debt securities of undervalued or financially troubled companies. These two commitments made during the first quarter 2002, (one for $500,000 and the other for $300,000) are in funds managed by experienced general partners each with over $6 billion under management in funds and accounts focused on investments in distressed companies and related investment opportunities. In September 2002, a commitment of $250,000 was made in a hedge fund with multi-managers and multi-strategies. The basic objective of the fund is to minimize downside risk and capture a healthy percentage of the upside performance.

7.   ADVISORY AGREEMENT

           On September 20, 2002, the shareholders approved the amendment and renewal of the Advisory Agreement between the Company and the Advisor for a term commencing January 1, 2003, and expiring December 31, 2003.

         The sole amendment to the Advisory Agreement was an increase in the remuneration of the Advisor to increase the Advisor's current regular compensation monthly fee from $55,000 to $75,000, or $660,000 to $900,000 annually. All other terms of the existing Advisory Agreement will remain the same. The increase in remuneration of the Advisor was approved after taking into account the increased costs of the Advisor in managing the affairs of the Company, the economic factors impacting the real estate industry and competitive conditions in today's market place. The amendment and renewal was approved unanimously by the Directors unaffiliated with the Advisor in March 2002.













                                       (7)

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations


RESULTS OF OPERATIONS
          The Company reported a net loss of approximately $438,000 (or $.40 per share) and $917,000 (or $.84 per share) for the three and nine months ended September 30, 2002, respectively. This is as compared with a net loss of approximately $464,000 (or $.43 per share) and net income of $450,000 (or $.41 per share) for the three and nine months ended September 30, 2001, respectively. Total revenues for the three months ended September 30, 2002 as compared with the same period in 2001, increased by approximately $104,000. Total revenues for the nine months ended September 30, 2002, as compared with the same period in 2001, decreased by approximately $1.3 million (or 79%). Total expenses for the three and nine months ended September 30, 2002, as compared with the same periods in 2001, decreased by approximately $118,000 (or 13%) and $297,000 (or 11%), respectively. Gain on sales of properties for the three and nine months ended September 30, 2002 was approximately $63,000 and $434,000, respectively. This is as compared with gains of $94,000 and $1.9 million for the three and nine months ended September 30, 2001, respectively.

REVENUES
          Rentals and related revenues for the three and nine months ended September 30, 2002 were approximately $409,000 and $1.2 million, respectively. This is as compared with approximately $378,000 and $1.1 million for the same comparable periods in 2001, respectively. These increases of approximately $31,000 (or 8%) and $137,000 (or 13%) for the three and nine month comparable periods were due to increased rent from the Company's Grove Isle hotel property in accordance with changes in the Consumer Price Index and increased rent from the Company's Fashion Square shopping center due to an additional tenant added in the fourth quarter of 2001.

          Net loss from investments in marketable securities for the three and nine months ended September 30, 2002 was approximately $535,000 and $1.3 million, respectively. This is as compared with a net loss of approximately $72,000 for the same comparable three month period in 2001 and a net gain of approximately $162,000 for the same comparable nine month period in 2001. See discussion in Note 4 to Condensed Consolidated Financial Statements.

             Net loss from other investments for the three and nine months ended September 30, 2002 was approximately $118,000 and $156,000, respectively. This is as compared with net losses of approximately $511,000 and $367,000 for the same comparable periods in 2001. The decrease in losses of approximately $393,000 and $211,000, for the three and nine month comparable periods was primarily attributable to a decrease in valuation write-downs between the two periods. Included in net loss from other investments for the thee and nine months ended September 30, 2002 are write downs in other investments of approximately $63,000 and $188,000 which represent declines in value deemed to be other than temporary. This is as compared with valuation write-downs of $774,000 for the three and nine months ended September 30, 2002.

          Interest and dividend income for the three and nine months ended September 30, 2002 was approximately $56,000 and $207,000, respectively. This is as compared with approximately $100,000 and $330,000 for the same comparable periods in 2001, respectively. These decreases of approximately $44,000 (or 44%) and $124,000 (or 37%) for the three and nine month comparable periods, respectively, were primarily attributable to decreased dividend income from investments in marketable securities.

                                       (8)

Management's Discussion and Analysis of Financial
Condition and Results of Operations
(continued)


EXPENSES

           Rental and other properties expenses for the three and nine months ended September 30, 2002 were approximately $141,000 and $433,000, respectively. This is as compared with approximately $140,000 and $401,000 for the same comparable periods in 2001. The increase of approximately $32,000 (or 8%) for the nine month comparable periods, respectively, was primarily the result of increased insurance expense at the Grove Isle hotel property of approximately $30,000 partially offset by lower operating costs at HMG Fieber properties. The property insurance at the Grove Isle hotel property is paid by the tenant and accordingly a corresponding insurance revenue amount is included in rental and related revenues. Changes in insurance costs for this property do not impact the Company's net income.

          Marina expenses for the three and nine months ended September 30, 2002 were approximately $86,000 and $259,000, respectively. This is as compared with approximately $112,000 and $332,000 for the same comparable periods in 2001. These decreases of approximately $26,000 (or 23%) and $73,000 (or 22%) for the three and nine month comparable periods in 2001, respectively, were primarily attributable to lower insurance costs as a result of the elimination of windstorm coverage for the marina slips in 2002. The Company believes that in light of the increased cost of this insurance (approximately 100% from 2001) and the large deductibles now required, it is more effective to self insure the marina slips for this particular peril. All other insurance coverage's remain in effect on this property.

          Professional fees and expenses for the three and nine months ended September 30, 2002 were approximately $58,000 and $137,000, respectively. This is as compared with approximately $83,000 and $199,000 for the same comparable periods in 2001. These decreases of approximately $25,000 (or 30%) and $62,000 (or 31%) for the three and nine month comparable periods in 2001, respectively, were primarily attributable to lower legal fees relating to the Company's proxy filing.

          Interest expense for the three and nine months ended September 30, 2002 was approximately $133,000 and $405,000, respectively. This is as compared with approximately $173,000 and $561,000, respectively, for the same comparable periods in 2001. These decreases of approximately $40,000 (or 23%) and $155,000 (or 28%) for the three and nine month comparable periods, respectively, were primarily attributable to decreased interest rates on bank loans and on amounts due to affiliate (T.G.I.F. Texas, Inc.).

          Benefit from income taxes for the three and nine months ended September 30, 2002 was approximately $355,000 and $661,000, respectively. This consists of $133,000 of current and $222,000 of deferred tax benefits for the three months ended September 30, 2002, and $206,000 of current and $455,000 of deferred tax benefits for the nine months ended September 30, 2002. This is as compared with a benefit from income taxes of $312,000 for the three months ended September 30, 2001 and a provision for current income taxes of $408,000 for the nine months ended September 30, 2001. The increase in benefits from the prior year provisions is due primarily to non recurring gain on sales of properties in the first quarter of 2001, increased net operating losses for Courtland Investments, Inc. and reduced taxable income as a result of the dividend paid deduction made in September 2002 (refer to Note 3).


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

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES
          The Company's material commitments in 2002 primarily consist of maturities of debt obligations of approximately $3.8 million and commitments to fund private capital investments of approximately $1.8 million due upon demand. The funds necessary to meet these obligations are expected to be available from the proceeds of sales of properties or investments, refinancing, distributions from investments and available cash. The majority of maturing debt obligations for 2002 is a note payable to the Company's 49% owned affiliate, T.G.I.F. Texas, Inc. ("TGIF") of approximately $3.6 million. This amount is due on demand. The obligation due to TGIF will be paid with funds available from distributions from its investment in TGIF and from available cash.

MATERIAL COMPONENTS OF CASH FLOWS
          For the nine months ended September 30, 2002, net cash provided by operating activities was approximately $786,000. Included in this amount are net proceeds from sales and redemptions of marketable securities of approximately $2.4 million less increased investments in of marketable securities of approximately $1.5 million.

          For the nine months ended September 30, 2002, net cash used in investing activities was approximately $510,000. This was comprised primarily of contributions to other investments of approximately $1 million and increased notes and advances to related parties of approximately $417,000 less proceeds from sales of properties of $617,000, repayments of mortgage loans and notes receivables of approximately $195,000 and distributions from other investments of approximately $95,000.

          For the nine months ended September 30, 2001, net cash used in financing activities was approximately $630,000 consisting of dividends paid of $327,000, repayments of mortgages and notes payable of $273,000 and distributions to minority partners of $30,000.










                                      (10)

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

             In April 2002, the FASB issued Statement 145, Rescission of FASB Statements No.4, 44, and 64, Amendments of FASB Statement No. 13, and Technical Corrections. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

             In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, this Statement states the liability should be initially measured at fair value. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

Item 3.      Controls and Procedures
        (a) Evaluation of Disclosure Controls and Procedures. The Company's Principal Executive Officer and Principal Financial Officer have reviewed the Company's disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, these officers believe that the Company's disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.
        (b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-QSB.

                                      (11)

PART II.   OTHER INFORMATION
Item 1. Legal Proceedings
          No items to report.

Item 6. Exhibits and Reports on Form 8-K

          (a) There were no reports on Form 8-K filed for the quarter ended September 30, 2002.



























                                      (12)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HMG/COURTLAND PROPERTIES, INC.






Dated:       November 13, 2002          /s/ Lawrence Rothstein
                                        Lawrence Rothstein
                                        President, Treasurer and Secretary
                                        Principal Financial Officer





Dated:      November 13, 2002           /s/ Carlos Camarotti
                                        Carlos Camarotti
                                        Vice President - Finance and Controller
                                        Principal Accounting Officer















                                      (13)

CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


                        I, Maurice Wiener, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of HMG/Courtland Properties, Inc.

2. Based on my knowledge, this quarterly report does no contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002



-----------------------------------
/s/ Maurice Wiener, Principal Executive Officer


                                      (14)

CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


                      I, Lawrence Rothstein, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of HMG/Courtland Properties, Inc.

2. Based on my knowledge, this quarterly report does no contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002



-----------------------------------
/s/ Lawrence Rothstein, Principal Financial Officer


                                      (15)

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of HMG/Courtland Properties, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Maurice Wiener, Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:
          (1) The Report fully complies with the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934; and
          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods indicated in the Report.


------------------------------------
 /s/ Maurice Wiener, Principal Executive Officer
      HMG/Courtland Properties, Inc.







CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of HMG/Courtland Properties, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lawrence Rothstein, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:
          (1) The Report fully complies with the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934; and
          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods indicated in the Report.


------------------------------------
 /s/ Lawrence Rothstein, Principal Financial Officer
      HMG/Courtland Properties, Inc.






                                      (16)