Form 10KSB
period 2002-12-31
HMG COURTLAND PROPERTIES INC
filed 2003-03-31
CIK 311817

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] Annual Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

                   For the fiscal year ended December 31, 2002

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

   DOCUMENTS INCORPORATED BY REFERENCE: See Item 13, for items incorporated by reference into this Annual Report on Form 10KSB. Exhibit Index: Page No.: 55

The issuer's revenues for its most recent fiscal year were ($20,250)

The aggregate market value of the voting stock held by non-affiliates of the Registrant (excludes shares of voting stock held by directors, executive officers and beneficial owners of more than 10% of the Registrant's voting stock; however, this does not constitute an admission that any such holder is an "affiliate" for any purpose) based on the closing price of the stock as traded on the American Stock Exchange on March 18, 2003 was $3,345,876.The number of shares outstanding of the issuer's common stock, $1 par value as of the latest practicable date: 1,089,135 shares of common stock, $1 par value, as of March 15, 2003.

                                TABLE OF CONTENTS

PART I                                                                      PAGE

    Item 1.  Description of Business                                           3

    Item 2.  Description of Property                                           6

    Item 3.  Legal Proceedings                                                 9

    Item 4.  Submission of Matters to a Vote of Security Holders               9


PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters         10

    Item 6.  Management's Discussion and Analysis or Plan of Operation        11

    Item 7.  Financial Statements                                             19

    Item 8.  Changes in and Disagreements with Accountants
                  On Accounting and Financial Disclosure                      44

PART III

     Item 9.  Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 1b (a) of the Exchange Act.            44

    Item 10. Executive Compensation                                           46

    Item 11. Security Ownership of Certain Beneficial Owners and Management   47

    Item 12. Certain Relationships and Related Transactions                   48

    Item 13. Exhibits and Reports on Form 8-K                                 50

    Item14. Controls and Procedures                                           51


SIGNATURES
                                                                              52

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

Item 1. Description of Business.
HMG/Courtland Properties, Inc. ("HMG"), organized in 1972, is a Delaware corporation and qualifies for taxation as a real estate investment trust ("REIT") under the Internal Revenue Code. HMG and its subsidiaries (the "Company") principal business is the ownership and management of income-producing commercial properties and its management considers other investments if such investments offer growth or profit potential. Properties owned by the Company include a hotel, private club and marina located in Coconut Grove, Florida; a shopping center in Jacksonville, Florida; and undeveloped land in Houston, Texas and Rhode Island. The Company acquires its real estate and other investments utilizing available cash, trading securities or borrowing funds. The Company has invested its available cash in income-producing debt and equity instruments, including but not limited to those in real estate related activities. The Company's primary source of recurring operating revenue is from rental and related properties.

Reference is made to Item 12. Certain Relationships and Related Transactions for discussion of the Company's organizational structure and related party transactions.

Other investments.
The Company's other investments consist of equity interests in various privately held entities, primarily limited partnerships whose purpose is to invest venture capital funds in growth-oriented enterprises which may include investments in commercial real estate. As of December 31, 2002, the Company has committed to invest approximately $11.3 million in these types of investments, of which approximately $9.7 million has been funded. Of the total amount committed, approximately $1.6 million is in real estate related investments and the remaining investments are in other private entities which invest in diversified growth-oriented enterprises.

Other investments give rise to exposure resulting from the volatility in capital markets. The Company mitigates its risks by diversifying its investment portfolio. Information with respect to the amounts and types of other investments including the nature of the declines in value is set forth in Note 4 of the Notes to Consolidated Financial Statements.

Investments in marketable securities:
The Company invests idle cash in income producing instruments, including equity and debt securities issued primarily by large capital companies or government agencies with readily determinable fair values in varying industries including real estate investment trusts and mutual funds focusing in commercial real estate activities. All of the Company's marketable securities investments are in companies listed on major national stock markets, however the overall investment portfolio and some of the Company's investment strategies could be viewed as risky and the market values of the portfolio may be subject to fluctuations.

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

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. As of December 31, 2002 and 2001, the market value of investments in marketable securities amounted to approximately $3.7 million and $4.6 million, respectively.

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

In 2002 the Company elected not to renew its windstorm insurance coverage for the boat slips at the Grove Isle marina. Management believes that the cost of the insurance coverage is overvalued in comparison with any benefit obtained from reduced risk. Furthermore, the structural stability and location of the slips (concrete pilings located in an inland bay) may mitigate the damage from windstorm.

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

Employees.
The Company has one employee who is a vice president of the Company and of HMG Advisory Corp. (the "Adviser"). The Company's 95% owned subsidiary Courtland Investments, Inc. compensates this employee directly in his capacity as project manager for the Company's Texas property. All other officers of the Company are not compensated directly by the Company for their services as such in accordance with its Advisory Agreement (the "Agreement") with the Adviser. Reference is made to Item 12. Certain Relationships and Related Transactions

Terms of the Agreement. Under the terms of the Agreement, the Adviser serves as the Company's investment adviser and, under the supervision of the directors of the Company, administers the day-to-day operations of the Company. All officers of the Company, other than the project manager described above, who are officers of the Adviser are compensated solely by the Adviser for their services. The Agreement is renewable annually upon the approval of a majority of the directors of the Company who are not affiliated with the Adviser and a majority of the Company's shareholders. The contract may be terminated at any time on 120 days written notice by the Adviser or upon 60 days written notice by a majority of the unaffiliated directors of the Company or the holders of a majority of the Company's outstanding shares.

On September 20, 2002, the shareholders approved the amendment and renewal of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2003, and expiring December 31, 2003.

The sole amendment to the Advisory Agreement was an increase in the remuneration of the Adviser to increase the Adviser's current regular compensation monthly fee from $55,000 to $75,000, or from $660,000 to $900,000 annually. All other terms of the existing Advisory Agreement will remain the same. The increase in remuneration of the Adviser was approved after taking into account the increased costs of the Adviser in managing the affairs of the Company, the economic factors impacting the real estate industry and competitive conditions in today's market place.

The Adviser is majority owned by Mr. Wiener with the remaining shares owned by certain officers, including Mr. Rothstein. The officers and directors of the Adviser are as follows: Maurice Wiener, Chairman of the Board and Chief Executive officer; Lawrence I. Rothstein, President, Treasurer, Secretary and Director; Carlos Camarotti, Vice President - Finance and Assistant Secretary; and Bernard Lerner, Vice President.

Advisory Fees. For the years ended December 31, 2002 and 2001, the Company and its subsidiaries paid the Adviser approximately $660,000 and $924,000 in fees, respectively, of which $660,000 represented regular compensation and approximately $264,000 represented incentive compensation for 2001. There was no incentive fee for 2002. The Adviser is also the manager for certain of the Company's affiliates and received management fees of approximately $30,000 in 2002 and 2001 for such services.

Item 2. Description of Property.

Grove Isle Hotel, Club and Marina (Coconut Grove, Florida). A 50 room hotel and private club facility ("the facility") located on 7 acres of a private island in Coconut Grove, Florida, known as "Grove Isle". In addition to the 50 hotel rooms, the facility includes public space, tennis courts, and an 85-yacht slip marina. The marina has been operated since its construction in 1986 by the Company. The Company acquired the hotel and club portion of the facility in September 1993 and was its operator until November 1996. The facility is encumbered by a mortgage note payable with an outstanding balance of approximately $3.8 million and $4.0 million as of December 31, 2002 and 2001, respectively. This loan bears interest at 6.86% until September 2004, then adjusted every three years thereafter to 2.9% plus the current index value of the weekly average yield on U.S. Treasury securities. This loan matures in September 2010.

In November 1996, the Company entered into a long-term lease and a Master Agreement with Westgroup Grove Isle Associates, Ltd. ("Westgroup"), an affiliate of Noble House Resorts, Inc. which is a national operator of hotels and resorts. The Master Agreement, among other things, transferred the operations of the Grove Isle hotel and club to Westgroup.

The initial term of the lease with Westgroup is ten years and calls for annual net base rent, as amended in 1999, of $918,400, plus real estate taxes and property insurance, payable in monthly installments. In addition to the base rent, Westgroup also pays the Company participation rent consisting of a portion of Westgroup's operating surplus. Participation rent is due at end of each lease year. There has been no participation rent since the inception of the lease. The 1999 lease amendment also increased base rent commencing January 1, 2002 in accordance with changes in the Consumer Price Index ("CPI"). Base rent for 2002 was $964,136, increasing to $986,986 in 2003. Concurrently, participation rent will be reduced by the amount by which base rent increases solely as a result of CPI increases for the lease year.

In 1997 and in conjunction with the aforementioned agreements, the Company advanced $500,000 to the principal owner of Noble House Resorts, Inc. and received a promissory note bearing interest at 8% per annum with interest payments due quarterly beginning on July 1, 1997 with all principal due at maturity in 2006. All interest payments due have been received.

As of December 31, 2002, 13 of the 85 yacht slips are owned by the Company and the other 72 are owned by unrelated individuals or their entities. During 2002, the Company sold eleven yacht slips for a total sales price of approximately $582,000. The net gain to the Company was approximately $332,000. The Company operates and maintains all aspects of the marina at Grove Isle in exchange for an annual maintenance fee from the slip owners to cover operational expenses. In addition the Company rents the unsold slips to boat owners on short term basis.

Fashion Square Shopping Center (Jacksonville, Florida). A shopping center located on approximately 11 acres in Jacksonville, Florida, presently consisting of five nationally franchised operating restaurants and a retail site. Four of the five restaurant operators are leasing the property from the Company and the fifth restaurant operator purchased its site from the Company in 1995. The retail site is owned and operated by an unrelated party. This property is encumbered by two mortgage loans due to a bank totaling $650,000 which bear interest at a fixed rate of 7.5% and calls for monthly interest-only payments with all principal due in November 2004.

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

         Restaurant #3:
         The tenant is an operator of a 6,242 square foot restaurant which was constructed in 1996. The initial term of the lease is ten years which commenced in December 1996 and provides for annual base rent of $80,000 for years one through five and $88,000 for years six through ten. The lease also calls for percentage rent based on sales. In 2001 the partnership received approximately $2,000 in percentage rent. No percentage rent was due in 2002. The lease also provides three five year renewal options for years eleven through twenty-five with escalating base rent.

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

Land held for development (Texas and New England):
The Company owns approximately 13 acres of vacant land held for development located in Houston, Texas. Additionally the Company owns approximately 50 acres of vacant land held for development located in Rhode Island. In January 2002, the Company sold approximately 50 acres of the Massachusetts vacant land for approximately $300,000 and recognized a gain of approximately $255,000. The land in Texas is encumbered by a mortgage loan payable to a bank in the amount of approximately $120,000 due on demand. Interest of 1% over the prime rate is payable quarterly.

Retail stores (New York and Vermont):
The Company owns 2 retail store locations in Kingston, New York and Montpelier, Vermont. The Kingston property is leased through June 2003 and the Montpelier property is vacant and held for development or sale. In January 2002 the Company sold a vacant retail store located in Watertown, New York for $110,000 recognizing a gain of approximately $91,000.

The retail stores described above are owned by a joint venture of which the Company is an approximate 70% owner. The 30% minority partner is NAF Associates. Reference is made to Item 12. Certain Relationships and Related Transactions, HMG Fieber Associates.

Executive offices (Coconut Grove, Florida): The principal executive offices of the Company and the Adviser are located at 1870 South Bayshore Drive, Coconut Grove, Florida, 33133, in premises owned by the Company and leased to the Adviser pursuant to a lease agreement dated December 1, 1999. The property is a two-story building with approximately 3,700 square feet of rentable space. The lease provides for base rent of $48,000 per year payable in equal monthly installments during the initial five year term of the lease. Additionally, the tenant pays the property taxes, insurance, utility, and maintenance and security expenses relating to the leased premises. This property is encumbered by mortgage loan due to a bank of approximately $378,000. This loan bears interest at a fixed rate of 5.5% through maturity and calls for monthly principal and interest payments with all principal due in August 2007.

The Company regularly evaluates potential real estate acquisitions for future investment or development and would utilize funds currently available or from other resources to implement its strategy.

Item 3. Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders.
On September 20, 2002, the shareholders approved the amendment and renewal of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2003, and expiring December 31, 2003 (Reference is made to Item 1. Business), and reelected the Company's then existing Board of Directors by the following votes:

                                                                               Number of votes
                                                                   -----------------------------------------
                                                                         For            Against/Withheld
                                                                   ----------------- -----------------------
Amendment and renewal of Advisory Agreement (a)                        732,311               36,014

Directors:
   Walter G. Arader                                                   1,042,438              35,614
   John B. Bailey                                                     1,042,438              35,614
   Harvey Comita                                                      1,042,438              35,614
   Lawrence Rothstein                                                 1,042,438              35,614
   Maurice Wiener                                                     1,042,438              35,614

(a) The number of votes for the Amendment and renewal of the Advisory Agreement represents majority of the outstanding votes.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

                                    Part II.

Item 5.  Market Price for Common Equity and Related Stockholder Matters.

The high and low per share sales prices of the Company's stock on the American Stock Exchange (ticker symbol: HMG) for each quarter during the past two years were as follows:

                                          High                        Low
                                  ----------------------     ------------------

           March 31, 2002                 $7.80                      $6.62
           June 30, 2002                  $9.95                      $7.85
           September 30, 2002             $7.99                      $6.22
           December 31, 2002              $6.80                      $6.00
           March 31, 2001                 $8.25                      $7.38
           June 30, 2001                  $7.60                      $6.95
           September 30, 2001             $8.45                      $7.35
           December 31, 2001              $7.85                      $6.10


In September 2002 the Company paid a special cash dividend of $.30 per share. There were no dividends paid or declared in 2001. The Company's policy has been to pay such dividends as are necessary for it to qualify for taxation as a REIT under the Internal Revenue Code.

As of March 15, 2003, there were 509 holders of record of the Company's common stock.

The following table illustrates securities authorized for issuance under the Company's equity compensation plan:

                                                                                             Number of securities
                                    Number of securities to        Weighted-average         remaining available for
                                    be issued upon exercise        exercise price of         future issuance under
                                     of outstanding options       outstanding options      equity compensation plans
                                   --------------------------- -------------------------- ----------------------------
Equity compensation plan
approved by shareholders                     86,000                      $7.84                      34,000
Equity compensation plan not
approved by shareholders                       --                         --                          --
                                   --------------------------- -------------------------- ----------------------------
              Total                          86,000                      $7.84                      34,000
                                   =========================== ========================== ============================

Item 6. Management's Discussion and Analysis or Plan of Operation.

Critical Accounting Policies and Estimates:
Securities and Exchange Commission Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies and methods used in the preparation of the financial statements. Note 1 of the consolidated financial statements, included elsewhere on this annual report of Form 10KSB, includes a summary of the significant accounting policies and methods used in the preparation of the Company's consolidated financial statements. The Company believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the Company's financial statements:

Marketable Securities. Consistent with the Company's overall investment objectives and activities management has classified its entire marketable securities portfolio as trading. As a result, all unrealized gains and losses on the Company's investment portfolio are included in the statement of operations. Our investments in trading equity and debt marketable securities are valued based on quoted market prices. Marketable securities are subject to fluctuations in value in accordance with market conditions.

Other Investments. The Company's other investments consist primarily of nominal equity interests in various privately-held entities, including limited partnerships whose purpose is to invest venture capital funds in growth-oriented enterprises. The Company does not have significant influence over any investee and no single investment exceeds 5% of the Company's total assets. None of these investments meet the criteria of accounting under the equity method and are carried at cost, less distributions deemed return of capital and other than temporary unrealized losses. These investments do not have available quoted market prices, so we must rely on valuations and related reports and information provided to us by those entities. These valuations are by their nature subject to estimates which could change significantly from period to period. The Company regularly reviews the underlying assets in its other investment portfolio for events, including but not limited to bankruptcies, closures and declines in estimated fair value, that may indicate the investment has suffered an other-than-temporary decline in value. When a decline is deemed other-than-temporary, we permanently reduce the cost basis component of the investments. As such, any recoveries in the value of the investments will not be recognized until the investments are sold.

Our estimates of each of these items historically have been adequate. However, due to uncertainties inherent in the estimation process, it is reasonably possible that the actual resolution of any of these items could vary significantly from the estimate and, accordingly, there can be no assurance that the estimates may not materially change in the near term.

Real Estate. Land, buildings and improvements, furniture, fixtures and equipment are recorded at cost. Tenant improvements, which are included in buildings and improvements, are also stated at cost. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Renovations and/or replacements, which improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives.

Depreciation is computed utilizing the straight-line method over the estimated useful lives of ten to forty years for buildings and improvements and five to ten years for furniture, fixtures and equipment. Tenant improvements are amortized on a straight-line basis over the term of the related leases.

The Company is required to make subjective assessments as to the useful lives of its properties for purposes of determining the amount of depreciation to reflect on an annual basis with respect to those properties. These assessments have a direct impact on the Company's net income. Should the Company lengthen the expected useful life of a particular asset, it would be depreciated over more years, and result in less depreciation expense and higher annual net income.

Assessment by the Company of certain other lease related costs must be made when the Company has a reason to believe that the tenant will not be able to execute under the term of the lease as originally expected.

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

Results of Operations:
For the year ended December 31, 2002, the Company reported a net loss of approximately $1,564,000 (or $1.44 per share) compared with a net loss of approximately $678,000 (or $.62 per share) for the year ended December 31, 2001.

Revenues:
Total revenues for the year ended December 31, 2002 as compared with that of 2001 decreased by approximately $673,000.

Real estate rentals and related revenue increased by approximately $142,000 (or 10%) for the year ended December 31, 2002 as compared with 2001. This was the result of an increase in rental and related revenues from the Grove Isle hotel of approximately $66,000 primarily due to an inflationary adjustment to base rent in 2002, and from the addition of a new tenant at the Jacksonville shopping center of approximately $83,000.

Marina revenues decreased by approximately $38,000 (or 8%) for the year ended December 31, 2002 as compared with 2001. This was primarily the result of the sale of eleven yacht slips in 2002. Related marina expense also decreased as a result of these sales.

Net loss from investments in marketable securities, including marketable securities distributed by partnerships in which the Company owns minority positions, for the years ended December 31, 2002 and 2001, is as follows:

                       Description                              2002                    2001
     Net realized (loss) gain from sales of
     securities                                             ($1,356,000)             $1,329,000
     Unrealized net gain (loss) in marketable
     securities                                               383,000                (901,000)
     Net change in sales of securities pending
     delivery                                                (165,000)              (1,195,000)
                                                       ----------------------- -----------------------
     Total net loss from investments in marketable
     securities                                             ($1,138,000)             ($767,000)
                                                       ======================= =======================

Net realized loss from sales of marketable securities consisted of approximately $1.96 million of losses net of $600,000 of gains for the year ended December 31, 2002. The comparable amounts in fiscal year 2001 were gains of approximately $2.3 million of gains net of $1.0 million of losses. Approximately $240,000 and $1.6 million of gains in fiscal years 2002 and 2001, respectively, were recognized from the sale of stock distributions from the Company's investments in privately held partnerships.

Consistent with the Company's overall current investment objectives and activities the entire marketable securities portfolio is classified as trading (versus available for sale, as defined by generally accepted accounting principles). Unrealized gains or loss of marketable securities on hand are recorded in the statement of operations.

Net change in sales of securities pending delivery represents the changes in the market value of those securities and the delivery of securities during 2002 to realize gain or loss from these transactions.

Investment gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net earnings. However, the amount of investment gains or losses on marketable securities for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

Investments in marketable securities give rise to exposure resulting from the volatility of capital markets. The Company believes its risk to be mitigated by the diversity of its marketable securities portfolio.

Net loss from other investments, as summarized below, increased by approximately $269,000 for the year ended December 31, 2002 as compared to 2001.

                                                                    2002                 2001
                                                            --------------------- -------------------
             Venture capital funds - technology &
             communications (a)                                       ($760,445)        ($1,402,814)
             Venture capital funds - diversified
             businesses (b)                                            (347,000)              70,131
             Restaurant development and operation (c)                  (350,000)                  --
             Income from investment in 49% owned
             affiliate (d)                                                43,067             106,774
             Others, net (e)                                             143,649             224,555
                                                            --------------------- -------------------
                                Totals                              ($1,270,729)        ($1,001,354)
                                                            ===================== ===================

(a) The technology and communication sectors continued to deteriorate in 2002. In connection with managements regular review of these investments including analyzing such factors as bankruptcies and realized losses of underlying investees the Company recorded adjustments to write down investments in these sectors for declines in value deemed to be other-than-temporary. Approximately $556,000 of these 2002 write downs were related to impairments experienced in three funds with a heavy concentration in technology-related businesses. The 2001 loss primarily consisted of an $810,000 write down of one internet-related fund which subsequently ceased operations in 2002.
(b) Included in the loss for 2002 is $252,000 representing a partial write down of an investment in a limited partnership which owns various diversified businesses, primarily in the manufacturing and production related sectors. One of these businesses in the metal forming industry experienced a permanent impairment in value as a result of a business restructuring in November 2002. The Company's ownership percentage in this limited partnership is approximately .51%. The remaining loss in 2002 of $95,000 related to an other-than-temporary decline in value of a partnership which invested in large capital growth-oriented companies in diversified businesses.
(c) The Company invested $350,000 in May 2000 for a 10% interest in the operations of a restaurant located in Atlanta, Georgia. The restaurant opened in February 2001 but was never able to sustain the required level of revenues required for profitability. In February 2003 the restaurant ceased operations. The Company's investment was written off as of December 31, 2002.
(d) Income from the Company's 49% owned affiliate (T.G.I.F. Texas, Inc., reference is made to Note 5 of the Notes to Consolidated Financial Statements) decreased primarily as a result of reduced interest income due to lower interest rates.
(e) The decrease from 2001 to 2002 is primarily due to fewer distributions from the Company's other investments in partnerships developing real estate.

Net gain or loss from other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net earnings. However, the amount of investment gain or loss from other investments for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

Interest, dividend and other income decreased by approximately $136,000 (or 31%) for the year ended December 31, 2002 as compared with 2001. This decrease was primarily due to fewer investments in the portfolio that yielded interest and dividends combined with lower market interest rates during 2002.

Expenses:
Total expenses for the year ended December 31, 2002 as compared to that of 2001 decreased by approximately $487,000 (or 14%).

Operating expenses of rental and other properties decreased by approximately $163,000 (or 23%) for the year ended December 31, 2002 as compared to 2001. This was primarily the result of a prior year non-recurring charge of $125,000 for previously capitalized costs incurred in conjunction with potential capital improvements at the Grove Isle property which were not undertaken, and decreased operating expenses of the Fieber properties due to the sale of one store in 2002.

Marina expenses decreased by approximately $95,000 (or 22%) for the year ended December 31, 2002 as compared to 2001. This decrease was primarily due to lower insurance costs of approximately $64,000 as a result of the elimination of windstorm coverage for the marina slips and decreased advertising and promotional expenses of approximately $29,000 in 2002. The Company believes that in light of the increased cost of this insurance (an approximate 100% increase from 2001) and the large deductibles now required, it is more effective to self insure the marina slips for this particular peril. All other insurance coverage remains in effect on this property.

Advisor base fee remained constant from 2001 to 2002. Effective January 1, 2003 a contractual increase will commence.

Professional fees and expenses decreased by approximately $62,000 (or 25%) for the year ended December 31, 2002 as compared to 2001. This decrease was primarily due to decreased legal fees.

Interest expense decreased by approximately $168,000 (or 24%) for year ended December 31, 2002 as compared to 2001 primarily due to decreased loan amounts outstanding as a result of principal repayments, and an overall decline in interest rates on the Company's variable rate mortgages and notes payable.

Net gain on sales of real estate for the years ended December 31, 2002, and 2001 consisted of the following:

                                                             Net gain after incentive fee and
                                                                    minority interest
                                                          ---------------------------------------
                       Property Sold                            2002                  2001
                                                          ------------------    -----------------
    Undeveloped land in Massachusetts                              $255,000              $    --
    Undeveloped land in Texas                                            --              485,000
    Retail stores in New York and Massachusetts                      63,000            1,138,000
    Yacht slips in Florida                                          315,000              391,000
                                                          ------------------    -----------------
                           Total                                   $633,000           $2,014,000
                                                          ==================    =================

Net gain on sales of properties has been reduced, where applicable, by minority partners' interest in the gain of $58,000 and $578,000 for the years ended December 31, 2002 and 2001, respectively, and by adviser's incentive fees of $247,000 for the year ended December 31, 2001.

Benefit from income taxes for the years ended December 31, 2002 and 2001, respectively was approximately $869,000 and $188,000, respectively. The increase in the benefit for income taxes of approximately $681,000 for the year December 31, 2002 as compared with 2001 is due to the increase in net operating loss in the current year (see Note 8 of the Notes to Consolidated Financial Statements). The Company follows the liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amount and the tax basis of assets and liabilities at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. As a result of timing differences associated with the carrying value of other investments and depreciable assets and the future benefit of a net operating loss, the Company has recorded a net deferred tax asset of $801,000. A valuation allowance against deferred tax asset has not been established as management believes it is more likely than not, based on the Company's previous history and expectation of future taxable income before expiration, that these assets will be realized.

Effect of Inflation:
Inflation affects the costs of operating and maintaining the Company's investments. In addition, rentals under certain leases are based in part on the lessee's sales and tend to increase with inflation, and certain leases provide for periodic adjustments according to changes in predetermined price indices.

Liquidity, Capital Expenditure Requirements and Capital Resources: The Company's material commitments primarily consist of maturities of debt obligations of approximately $3.9 million in 2003 and contributions committed to other investments of approximately $1.7 million due upon demand. The funds necessary to meet these obligations are expected from the proceeds from the sales of properties or investments, refinancing, distributions from investments and available cash. Included in the maturing debt obligations for 2003 is a note payable to the Company's 49% owned affiliate, T.G.I.F. Texas, Inc. ("TGIF") (

Reference is made to Item 12 Certain Relationships and Related Transactions) of approximately $3.7 million. This amount is due on demand. The obligation due to TGIF will be paid with funds available from distributions from its investment in TGIF and from available cash.

A summary of the Company's contractual cash obligations at December 31, 2002 is as follows:

                                                            Payments Due by Period
                          --------------------------------------------------------------------------------------------
Contractual Obligations        Total        Less than 1 year      1 - 3 years         4 - 5 years      After 5 years
------------------------- ---------------- ------------------- ------------------- ------------------- ---------------
Mortgages and Notes
Payable                        $8,622,406          $3,924,085            $962,328            $397,282      $3,338,711
Other Investment
Commitments (a)                 1,661,000           1,661,000                  --                  --              --
------------------------- ---------------- ------------------- ------------------- ------------------- ---------------
         Total                $10,283,406          $5,585,085            $962,328            $397,282      $3,338,711
========================= ================ =================== =================== =================== ===============

(a) The timing of amounts due under commitments for other investments is determined by the managing partners of the individual investments. These amounts are reflected as due in less than one year although the actual funding may not be required until some time in the future.

Material Changes in Operating, Investing and Financing Cash Flows:
The Company's cash flows are generated primarily from its real estate activities, sales of investment securities and borrowings related to both. For the year ended December 31, 2002 the Company generated net cash from its operating activities of approximately $386,000, had net cash used in its investing activities of approximately $425,000 and used approximated $696,000 in financing activities. The Company believes that there will be sufficient cash flows in the next year to meet its operating requirements.

For the year ended December 31, 2002, the net cash used in investing activities of approximately $425,000 consisted primarily of capital contributions made to other investments of approximately $1.2 million and increases in advances to related parties of approximately $469,000. These uses of cash were partially offset by net proceeds from disposals of properties of approximately $954,000, payments on notes receivable of approximately $127,000 and distributions received from other investments of approximately $159,000.

For the year ended December 31, 2002, net cash used in financing activities was approximately $696,000 consisting of dividends paid of approximately $327,000, repayment of mortgages and notes payable of approximately $248,000 and distributions to minority partners of approximately $122,000.

Recent Accounting Pronouncements:
In July, 2001, the Financial Accounting Standard Board issued Statements on Financial Accounting Standards (SFAS) No. 141 (Business Combinations) and 142 (Goodwill and Other Intangible Assets). SFAS No. 141 among other things eliminates the use of the pooling of interest method of accounting for business combination. Under the provision of SFAS No. 142, goodwill would no longer be amortized, but will be subject to a periodic test for impairment based upon fair value. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 must be adopted in the first quarter of fiscal years beginning after December 15, 2001. The adoption of these statements did not have a material impact on the Company's financial statements.

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

In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, this Statement states the liability should be initially measured at fair value. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The primary effect to the Company's financial statements would be in the timing of accounting recognition of potential future exit activities.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financials statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this Statement is effective for the December 31, 2002 financial statements. The interim reporting disclosures requirements will also be effective for the Company's March 31, 2003 10-QSB. Because the Company continues to account for employee stock-based compensation under APB opinion No. 25, the transitional guidance of SFAS No. 148 has no effect on the financial statements at this time. However, in the December 31, 2002 financial statements we have incorporated the enhanced disclosure requirements of SFAS No. 148.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annul financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (" FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIE's") created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE's in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. We have identified no VIE's, accordingly, the adoption of FIN 46 is not expected to have a material impact on the Company's consolidated financial position, liquidity, or results of operations.

Item 7.  Consolidated Financial Statements

         Report of Independent Certified Public Accountants...................................21

         Consolidated balance sheets as of December 31, 2002 and 2001.........................22

         Consolidated statements of operations for the
            years ended December 31, 2002 and 2001............................................23

         Consolidated statements of stockholders' equity and comprehensive loss for the years ended December 31, 2002 and 2001....................................24

         Consolidated statements of cash flows for the
            years ended December 31, 2002, and 2001...........................................25

         Notes to consolidated financial statements...........................................26


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of HMG/Courtland Properties, Inc.:

We have audited the accompanying consolidated balance sheets of HMG/Courtland Properties, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HMG/Courtland Properties, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



Miami, Florida                                 BDO SEIDMAN, LLP
March 21, 2003

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------------------------
                                                                                     December 31,                  December 31,
                                                                                         2002                          2001
                                  ASSETS
Investment properties, net of accumulated depreciation:
  Commercial and industrial                                                             $2,737,158                    $2,872,783
  Hotel and club facility                                                                4,607,964                     5,008,652
  Yacht slips                                                                              379,332                       673,722
  Land held for development                                                              1,854,318                     1,864,558
                                                                           ------------------------      ------------------------
                     Total investment properties, net                                    9,578,772                    10,419,715


Cash and cash equivalents                                                                1,863,534                     2,598,536
Investments in marketable securities                                                     3,730,820                     4,605,085
Other investments                                                                        5,694,448                     6,097,144
Investment in affiliate                                                                  2,894,196                     2,851,129
Cash restricted pending delivery of securities                                              23,921                       430,131
Loans, notes and other receivables                                                       1,142,882                     1,288,124
Notes and advances due from related parties                                              1,414,974                       945,872
Deferred taxes                                                                             801,000                       139,000
Other assets                                                                               195,612                       253,891
                                                                           ------------------------      ------------------------
                               TOTAL ASSETS                                            $27,340,159                   $29,628,627
                                                                           ========================      ========================



                               LIABILITIES
Mortgages and notes payable                                                             $8,622,406                    $8,869,887
Accounts payable and accrued expenses                                                      235,947                       220,019
Sales of securities pending delivery                                                        80,117                       183,340
Income taxes payable                                                                                                     219,174
Other liabilities                                                                          679,892                       382,325
                                                                           ------------------------      ------------------------
                            TOTAL LIABILITIES                                            9,618,362                     9,874,745


Minority interests                                                                         270,738                       411,692
                                                                           ------------------------      ------------------------

                      COMMITMENTS AND CONTINGENCIES

                           STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; 2,000,000 shares
   authorized; none issued
Excess common stock, $1 par value; 500,000 shares authorized;
   none issued
Common stock, $1 par value; 1,500,000 shares authorized;
   1,315,635 shares issued and outstanding                                               1,315,635                     1,315,635
Additional paid-in capital                                                              26,571,972                    26,571,972
Undistributed gains from sales of properties, net of losses                             38,840,780                    38,534,768
Undistributed losses from operations                                                   (47,329,464)                  (45,132,321)
                                                                           ------------------------      ------------------------
                                                                                        19,398,923                    21,290,054

Less:  Treasury stock, at cost (226,500 shares)                                         (1,659,114)                   (1,659,114)
            Notes receivable from exercise of stock options                               (288,750)                     (288,750)
                                                                           ------------------------      ------------------------
                        TOTAL STOCKHOLDERS' EQUITY                                      17,451,059                    19,342,190


                                                                           ------------------------      ------------------------
                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $27,340,159                   $29,628,627
                                                                           ========================      ========================

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------


                                REVENUES                                              2002                 2001
Real estate rentals and related revenue                                            $1,628,509           $1,486,826
Marina revenues                                                                       462,524              500,667
Net loss from investments in marketable securities                                 (1,138,034)            (767,020)
Net loss from other investments                                                    (1,270,729)          (1,001,354)
Interest, dividend and other income                                                   297,480              433,949
                                                                          -----------------------------------------
                                  Total                                               (20,250)             653,068

                                EXPENSES
Operating expenses:
  Rental and other properties                                                         536,894              699,550
  Marina expenses                                                                     343,787              439,016
  Depreciation and amortization                                                       603,467              592,589
  Advisor's base fee                                                                  660,000              660,000
  General and administrative                                                          209,172              206,632
  Professional fees and expenses                                                      182,410              244,332
  Directors' fees and expenses                                                         63,707               61,483
                                                                          -----------------------------------------
                        Total operating expenses                                    2,599,437            2,903,602

Interest expense                                                                      535,596              704,052
Minority partners' interests in operating loss of
         consolidated entities                                                        (89,066)             (74,768)
                                                                          -----------------------------------------
                             Total expenses                                         3,045,967            3,532,886
                                                                          -----------------------------------------

Loss before sales of properties and income taxes                                   (3,066,217)          (2,879,818)

          Gain on sales of properties, net                                            632,753            2,014,041
                                                                          -----------------------------------------
Loss before income taxes                                                           (2,433,464)            (865,777)

           Benefit from income taxes                                                  869,074              188,000

                                                                          -----------------------------------------
Net loss                                                                          ($1,564,390)           ($677,777)
                                                                          =========================================


Net Loss Per Common Share:
     Basic and diluted                                                                 ($1.44)              ($0.62)

Weighted average common shares outstanding, basic and diluted                       1,089,135            1,089,135

See notes to the consolidated financial statements



HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 31, 2002 AND 2001

--------------------------------------------------------------------------------------------------------

                                                                                   Undistributed
                                                                                  Gains from Sales   Undistributed
                                             Common Stock            Additional     of Properties     Losses from     Comprehensive
                                          Shares        Amount   Paid-In Capital   Net of Losses      Operations      Income (loss)
Balance as of January 1, 2001            1,315,635   $1,315,635   $26,571,972       $36,520,727       ($42,440,503)

Comprehensive loss:
Net income (loss)                                                                     2,014,041         (2,691,818)      ($677,777)
Other comprehensive income
 Unrealized loss on marketable securities                                                                                  270,754
                                                                                                                   ----------------
Comprehensive loss                                                                                                       ($407,023)
                                                                                                                   ================


                                         ------------------------------------------------------------------------------------------

Balance as of December 31, 2001          1,315,635    1,315,635    26,571,972        38,534,768        (45,132,321)

Net income (loss)                                                                       632,753         (2,197,143)

Dividends ($.30 per share)                                                             (326,741)


                                         ------------------------------------------------------------------------------------------
Balance as of December 31, 2002          1,315,635   $1,315,635   $26,571,972       $38,840,780       ($47,329,464)
                                         ==========================================================================================


                                            Accumulated                                         Notes
                                               Other                                          Receivable           Total
                                           Comprehensive          Treasury Stock           from exercise of    Stockholders'
                                           Income (loss)    Shares             Cost         Stock Options         Equity

Balance as of January 1, 2001                 ($270,754)     226,500      ($1,659,114)         ($288,750)      $19,749,213

Comprehensive loss:
Net income (loss)                                                                                                 (677,777)
Other comprehensive income
 Unrealized loss on marketable securities       270,754                                                            270,754
Comprehensive loss


                                           ------------------------------------------------------------------------------------

Balance as of December 31, 2001                              226,500       (1,659,114)          (288,750)       19,342,190

Net income (loss)                                                                                               (1,564,390)

Dividends ($.30 per share)                                                                                        (326,741)


                                           ------------------------------------------------------------------------------------
Balance as of December 31, 2002                              226,500      ($1,659,114)         ($288,750)      $17,451,059
                                           ====================================================================================







See notes to the consolidated financial statements


HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002 AND 2001
-------------------------------------------------------------------------------------------------------------------------------



                                                                                             2002                      2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                ($1,564,390)               ($677,777)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization                                                            603,467                  592,589
     Net loss from other investments                                                        1,270,729                1,001,354
     Gain on sales of properties, net                                                        (632,753)              (2,014,041)
     Net loss (gain) from marketable securities                                             1,138,034                  767,020
     Minority partners' interest in operating (losses) gains                                  (89,066)                 (74,768)
     Deferred income taxes                                                                   (662,000)                (383,000)
     Changes in assets and liabilities:
       Decrease in other assets and other receivables                                          50,954                   69,035
       Net proceeds from sales and redemptions of securities                                2,929,507
       Decrease (increase) in restricted cash                                                 406,210                  (86,459)
       (Decrease) increase in sales of securities pending delivery                           (267,942)                 256,317
       Increased investments in marketable securities                                      (3,028,556)
       Increase (decrease) in accounts payable and accrued expenses                            15,928                 (362,276)
       (Decrease) increase in current income taxes payable                                   (219,174)                 124,174
       Increase in other liabilities                                                          434,951                   54,034
                                                                                    ------------------        -----------------
    Total adjustments                                                                       1,950,289                  (56,021)
                                                                                    ------------------        -----------------
    Net cash provided by (used in) operating activities                                       385,899                 (733,798)
                                                                                    ------------------        -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Aquisitions and improvements of properties                                                                        (301,620)
    Net proceeds from disposals of properties                                                 953,684                3,675,505
    Increase in notes and advances from related parties                                      (469,102)                 (54,145)
    Increase in mortgage loans and notes receivables                                                                  (163,394)
    Decrease in mortgage loans and notes receivables                                          126,697                  171,129
    Distributions from other investments                                                      159,359                  773,328
    Contributions to other investments                                                     (1,195,544)              (1,543,482)
    Net proceeds from sales and redemptions of securities                                                            3,626,817
    Increased investments in marketable securities                                                                  (3,679,196)
                                                                                    ------------------        -----------------
    Net cash (used in) provided by investing activities                                      (424,906)               2,504,942
                                                                                    ------------------        -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of mortgages and notes payables                                                (247,481)                (621,761)
    Dividends paid                                                                           (326,741)
    Net distributions to minority partners                                                   (121,773)                (474,794)
                                                                                    ------------------        -----------------
    Net cash used in financing activities                                                    (695,995)              (1,096,555)
                                                                                    ------------------        -----------------

    Net (decrease) increase in cash and cash equivalents                                     (735,002)                 674,589

    Cash and cash equivalents at beginning of the period                                    2,598,536                1,923,947
                                                                                    ------------------        -----------------

    Cash and cash equivalents at end of the period                                         $1,863,534               $2,598,536
                                                                                    ------------------        -----------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                                   $485,000                 $581,000
                                                                                    ------------------        -----------------
  Cash paid during the period for income taxes                                                $11,000                  $69,000
                                                                                    ------------------        -----------------

See notes to the consolidated financial statements

                 HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 and 2001
                     --------------------------------------

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

Grove Isle Yacht Club Associates ("GIYCA"). This partnership was the developer of the 85 boat slips located at Grove Isle of which the Company owns 13 as of December 31, 2002. GIYCA and its wholly-owned subsidiary operate all aspects of the Grove Isle marina.

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

South Bayshore Associates ("SBA"). This is a 75% owned joint venture where the major asset is a receivable from the Company's 41% shareholder, Transco Realty Trust.

HMG - Fieber Associates ("Fieber"). This is a 70% owned joint venture where the major asset is a retail store located in the state of New York.

260 River Corp ("260"). This is a wholly-owned corporation which owns a 70% interest in a retail store location in Montpelier, Vermont.

HMG Fashion Square, Inc. ("HMGFSQ"). This is a wholly-owned corporation where the major asset is a shopping center on an approximate 11-acre site in Jacksonville, Florida. As of December 31, 2002, this shopping center had four tenants each operating restaurants.

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

Income Taxes. The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes. SFAS No. 109 requires a Company to use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Depreciation and Amortization. Depreciation of properties held for investment is computed using the straight-line method over the estimated useful lives of the properties, which range up to 39.5 years. Deferred mortgage and leasing costs are amortized over the shorter of the respective term of the related indebtedness or life of the asset. Depreciation and amortization expense for the years ended December 31, 2002 and 2001 was approximately $603,000 and $593,000, respectively. The yacht slips are being depreciated on a straight-line basis over their estimated useful life of 20 years.

Fair Value of Financial Instruments. The carrying value of financial instruments including other receivables, notes and advances due from related parties, accounts payable and accrued expenses and mortgages and notes payable approximate their fair values at December 31, 2002 and 2001, due to their relatively short terms or variable interest rates.

Marketable Securities. The entire marketable securities portfolio is classified as trading consistent with the Company's overall investment objectives and activities. Accordingly, all unrealized gains and losses on the Company's marketable securities investment portfolio are included in the statement of operations.

Gross gains and losses on the sale of marketable securities are based on the first-in first-out method of determining cost.

Marketable securities from time to time are pledged as collateral pursuant to broker margin requirements. As of December 31, 2002 and 2001 there was approximately $510,000 and $140,000 of margin balances payable to brokers which are included in other liabilities.

Notes and other receivables. Management periodically performs a review of amounts due on its notes and other receivable balances to determine if they are impaired based on factors affecting the collectibility of those balances. Management's estimates of collectibility of these receivables requires management to exercise significant judgment about the timing, frequency and severity of collection losses, if any, and the underlying value of collateral, which may affect recoverability of such receivables. As of December 31, 2002 and 2001, there were no receivables that required an allowance.

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

Comprehensive Income (Loss). The Company reports comprehensive income (loss) in the consolidated statement of stockholders' equity. Comprehensive income (loss) is the change in equity from transactions and other events from nonowner sources. Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). The components and related activity of accumulated other comprehensive income (loss) result from the net unrealized loss on available for sale investments as of December 31, 2000 and the subsequent transfer of such investments to a trading portfolio in 2001. There were no comprehensive income (loss) items in 2002.

Earnings Per Common Share. Net income per common share (basic and diluted) is based on the net income divided by the weighted average number of common shares outstanding during each year. Diluted net income per share includes the dilutive effect of options to acquire common stock. Common shares outstanding include issued shares less shares held in treasury. Options to acquire 86,000 shares of the Company's common stock were excluded from the calculation of diluted earnings per share in 2002 and 2001, as their effect is anti-dilutive.

Gain on Sales of Properties. Gain on sales of properties is recognized when the minimum investment requirements have been met by the purchaser and title passes to the purchaser. Furthermore, gain on sales of properties has been reduced, where applicable, by minority partners' interest in the gain of $58,000 and $578,000 for the years ended December 31, 2002 and 2001 and adviser's incentive fees of $247,000 for the year ended December 31, 2001. There were no incentive fees for the year ended December 31, 2002.

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash and cash equivalent.

Reclassifications. Certain amounts in prior year's consolidated financial statements have been reclassified to conform to the current year's presentation.

Minority Interest. Minority interest represents the minority partners' proportionate share of the equity of the Company's majority owned subsidiaries.

                                                                          2002                2001
                                                                     ---------------     ---------------
Minority interest balance at beginning of year                             $412,000            $384,000
Minority partners' interest in operating gains (losses) of
consolidated subsidiaries                                                  (89,000)            (75,000)
Minority partners' interest in net gains on sales of real estate
of consolidated subsidiaries                                                 58,000             578,000
Net distributions to minority partners                                    (122,000)           (487,000)
Other                                                                        12,000              12,000
                                                                     ---------------     ---------------
Minority interest balance at end of year                                   $271,000            $412,000
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

Since stock based compensation is accounted for under APB 25, no compensation cost has been recognized for stock options in the financial statements. If compensation cost had been determined based upon the fair value of the stock options at grant date pursuant to FAS 123 (Accounting for Stock Based Compensation), the Company's pro forma net loss and net loss per share for the year ended December 31, 2002 and 2001 (based on 86,000 options fully vested for fiscal year 2001 and no options granted in fiscal year 2002) would have been as follows:

                                                                       2002                         2001
                                                                       ----                         ----
                Net loss - as reported                             ($1,564,390)                  ($677,777)
                Total fair value of stock-based
                compensation, net of taxes                              --                       (286,042)
                                                             -------------------------- -----------------------------
                Net loss - pro forma                               ($1,564,390)                  ($963,819)
                                                             ========================== =============================

                Net loss per share basic and diluted - as
                reported                                              ($1.44)                      ($.62)
                                                             ========================== =============================
                Net loss per share basic and diluted - pro
                forma                                                 ($1.44)                      ($.88)
                                                             ========================== =============================

The Black-Scholes option pricing model was used with the following weighted-average assumptions for 2001: risk-free interest rate of 5%; dividend yield of 0%; expected Common Stock market price volatility factor of 30%; and a weighted-average expected life of the options of 7.5 years. The aggregate fair value of the options granted in fiscal year 2001 was $286,000. No options were granted in 2002.

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

In addition to base rent, the Company may receive participation rent consisting of a portion of the tenant's operating surplus, as defined in the lease agreement. Participation rent is due at end of each lease year and recognized when earned.

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

Recent Accounting Pronouncements:
In July, 2001, the Financial Accounting Standard Board issued Statements on Financial Accounting Standards (SFAS) No. 141 (Business Combinations) and 142 (Goodwill and Other Intangible Assets). SFAS No. 141 among other things eliminates the use of the pooling of interest method of accounting for business combination. Under the provision of SFAS No. 142, goodwill would no longer be amortized, but will be subject to a periodic test for impairment based upon fair value. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 must be adopted in the first quarter of fiscal years beginning after December 15, 2001. The adoption of these statements did not have a material impact on the Company's financial statements.

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

In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, this Statement states the liability should be initially measured at fair value. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The primary effect to the Company's financial statements would be in the timing of accounting recognition of potential future exit activities.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financials statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this Statement is effective for the December 31, 2002 financial statements. The interim reporting disclosures requirements will be effective for the Company's March 31, 2003 10-QSB. Because the Company continues to account for employee stock-based compensation under APB opinion No. 25, the transitional guidance of SFAS No. 148 has no effect on the financial statements at this time. However, in the December 31, 2002 financial statements we have incorporated the enhanced disclosure requirements of SFAS No. 148.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annul financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (" FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIE's") created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE's in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. We have identified no VIE's, accordingly, the adoption of FIN 46 is not expected to have a material impact on the Company's consolidated financial position, liquidity, or results of operations.

2. INVESTMENT PROPERTIES

The components of the Company's investment properties and the related accumulated depreciation information follow:

                                                                         December 31, 2002
                                                        ---------------------------------------------------
                                                                            Accumulated
                                                             Cost          Depreciation        Net
         Commercial and Industrial Properties
         Land                                               $1,289,786                          $1,289,786
         Buildings and improvements                          2,280,394        $833,022           1,447,372
                                                           -----------       ----------        -----------
                                                             3,570,180          833,022          2,737,158
                                                           -----------       ----------        -----------
         Hotel and Club Facility
         Land                                                1,338,518                           1,338,518
         Hotel/club facility and improvements                6,819,033        3,558,206          3,260,827
         Furniture, fixtures & equipment                       144,164          135,545              8,619
                                                           -----------       ----------        -----------
                                                             8,301,715        3,693,751          4,607,964
                                                           -----------       ----------        -----------

         Yacht Slips                                           540,361          161,029            379,332
                                                           -----------       ----------        -----------

         Land Held for Development                           1,854,318                           1,854,318
                                                           -----------       ----------        -----------

                                           Total           $14,266,574       $4,687,802         $9,578,772
                                                           ===========       ==========         ==========


                                                                         December 31, 2001
                                                        ---------------------------------------------------
                                                                            Accumulated
                                                             Cost          Depreciation        Net
         Commercial and Industrial Properties
         Land                                               $1,294,787                          $1,294,787
         Buildings and improvements                          2,454,194        $876,198           1,577,996
                                                           -----------       ----------        -----------
                                                             3,748,981          876,198          2,872,783
                                                           -----------       ----------        -----------
         Hotel and Club Facility
         Land                                                1,338,517                           1,338,517
         Hotel/club facility and improvements                6,819,033        3,171,458          3,647,575
         Furniture, fixtures & equipment                     2,260,075        2,237,515             22,560
                                                           -----------       ----------        -----------
                                                            10,417,625        5,408,973          5,008,652
                                                           -----------       ----------        -----------

         Yacht Slips                                           858,250          184,528            673,722
                                                           -----------       ----------        -----------

         Land Held for Development                           1,864,558                           1,864,558
                                                           -----------       ----------        -----------

                                           Total           $16,889,414       $6,469,699        $10,419,715
                                                           ===========       ==========        ===========

3. INVESTMENTS IN MARKETABLE SECURITIES
Investments in marketable securities consist primarily of large capital corporate equity and debt securities in varying industries or issued by government agencies with readily determinable fair values (see table below). These securities are stated at market value, as determined by the most recently traded price of each security at the balance sheet date. The value of any single security does not exceed 5% of the total value of the portfolio. Consistent with the Company's overall current investment objectives and activities its entire marketable securities portfolio is classified as trading. All unrealized gains and losses on this portfolio are recorded in the statement of operations. As of December 31, 2002 and 2001 net unrealized losses on trading securities were approximately $518,000 and $901,000, respectively.

                                        December 31, 2002                                       December 31, 2001
                         -------------------------------------------------      -------------------------------------------


                            Cost                Fair        Unrealized             Cost              Fair        Unrealized
    Description            Basis               Value       Gain (loss)            Basis             Value       Gain (loss)
Real Estate
Investment Trusts       $179,309            $206,166           $26,857         $511,777          $593,659           $81,882

Mutual Funds             723,389             563,898         (159,491)          900,459           659,307         (241,152)
Other Equity
Securities             1,479,254           1,222,817         (256,437)        3,215,430         2,621,091         (594,339)
                     ------------    ----------------    --------------    -------------    --------------    --------------
   Total Equity
    Securities         2,381,952           1,992,881         (389,071)        4,627,666         3,874,057         (753,609)
                     ------------    ----------------    --------------    -------------    --------------    --------------

Corporate Debt
Securities (a)           651,487             525,534         (125,953)          878,796           731,028         (147,768)
Government Debt
Securities (a)         1,215,362           1,212,405           (2,957)         ---               ---               ---
                     ------------    ----------------    --------------    -------------    --------------    --------------
    Total Debt
    Securities         1,866,849           1,737,939         (128,910)          878,796           731,028         (147,768)
                     ------------    ----------------    --------------    -------------    --------------    --------------

Total                 $4,248,801          $3,730,820        ($517,981)       $5,506,462        $4,605,085        ($901,377)
                     ============    ================    ==============    =============    ==============    ==============

(a) As of December 31, 2002, corporate and government debt securities are scheduled to mature as follows:


                                         Cost                   Fair Value
      2003 - 2007                     $254,000                   $214,000
       2008-2012                     1,154,000                  1,104,000
   2013 - thereafter                   459,000                    420,000
                                    ----------                 ----------

                                    $1,867,000                 $1,738,000
                                    ==========                 ==========

Net (loss) gain from investments in marketable securities for the years ended December 31, 2002 and 2001 is summarized below:

                     Description                          2002                  2001
     Net realized (loss) gain from sales of
     securities                                       ($1,356,000)           $1,329,000
     Unrealized net gain (loss) in marketable
     securities                                          383,000              (901,000)
     Net change in sales of securities pending
     delivery                                           (165,000)            (1,195,000)
                                                   -------------------- ----------------------
     Total net (loss) gain                            ($1,138,000)           ($767,000)
                                                   ==================== ======================

Net realized loss from sales of marketable securities consisted of approximately $1.96 million of losses net of approximately $600,000 of gains for the year ended December 31, 2002. The comparable amounts in fiscal year 2001 were gains of approximately $2.3 million of gains net of $1.0 million of losses. Approximately $240,000 and $1.6 million of gains in fiscal years 2002 and 2001, respectively, were recognized from the sale of stock distributions from the Company's investments in privately held partnerships.

Consistent with the Company's overall current investment objectives and activities the entire marketable securities portfolio is classified as trading (versus available for sale, as defined by generally accepted accounting principles). Unrealized gains or loss of marketable securities on hand are recorded in the statement of operations.

Net change in sales of securities pending delivery represents the changes in the market value of those securities and the delivery of securities during 2002 to realize gain or loss from these transactions.

Investment gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net earnings. However, the amount of investment gains or losses on marketable securities for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

Investments in marketable securities give rise to exposure resulting from the volatility of capital markets. The Company attempts to mitigate its risk by diversifying its marketable securities portfolio.

4. OTHER INVESTMENTS

The Company's other investments consist primarily of nominal equity interests in various privately-held entities, including limited partnerships whose purpose is to invest venture capital funds in growth-oriented enterprises. The Company does not have significant influence over any investee and no single investment exceeds 5% of the Company's total assets. None of these investments meet the criteria of accounting under the equity method and are carried at cost less distributions and other than temporary unrealized losses.

The Company's other investments consist of:


                                                 Carrying Values as of December 31,
                                                 ------------------------------------------------
               Investment Focus                           2002                      2001
------------------------------------------------ -----------------------    ---------------------
Venture capital funds - technology and
communications                                               $1,558,613               $2,309,652

Venture capital funds - diversified businesses                2,317,046                2,177,492

Restaurant development and operation                            500,000                  850,000

Real estate and related                                         640,289                  580,000

High yield distressed debt funds                                468,500                      ---

Other                                                           210,000                  180,000
                                                 -----------------------    ---------------------
                    Totals                                   $5,694,448               $6,097,144
                                                 =======================    =====================

As of December 31, 2002, the Company has committed to invest approximately $11.3 million in these and other similar types of entities of which approximately $9.7 million has been funded. During the years ended December 31, 2002 and 2001 the Company contributed approximately $1.2 million and $1.5 million, respectively, toward these commitments.

The Company regularly reviews the underlying assets in its investment portfolio for events, including but not limited to bankruptcies, closures and declines in estimated fair value, that may indicate the investment has suffered and other-than-temporary decline in value. When a decline is deemed other-than-temporary, the Company recognizes an investment loss.

Net loss from other investments, which includes adjustments to write down the carrying value of such investments as a result of an other-than-temporary declines in value, is as follows (the total amount written down during 2002 and 2001 was approximately $1.5 million and $1.4 million, respectively):

                                                                    Years ended December 31,
                                                            -----------------------------------------
                                                                    2002                 2001
                                                            --------------------- -------------------
             Venture capital funds - technology &                ($760,445)          ($1,402,814)
             communications
             Venture capital funds - diversified
             businesses                                          (347,000)              70,131
             Restaurant development and operation                (350,000)                --
             Income from investment in 49%-owned affiliate         43,067              106,774
             Others, net                                          143,649              224,555
                                                            --------------------- -------------------
                                Totals                          ($1,270,729)         ($1,001,354)
                                                            ===================== ===================

Other investments give rise to exposure resulting from credit risks and the volatility in capital markets. The Company attempts to mitigate its risks by diversifying its investment portfolio. Net gain or loss from other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net earnings.

5. INVESTMENT IN AFFILIATE

Investment in affiliate consists of CII's 49% equity interest in T.G. I.F. Texas, Inc. (T.G.I.F.). T.G.I.F. is a closely held Texas Corporation, which owns one net leased property in Louisiana and holds promissory notes receivable from its shareholders, including CII and Maurice Wiener, the Chairman of the Company. Reference is made to Notes 6 and 7 for discussion on notes payable by CII to T.G. I.F. and notes payable by Mr. Wiener to T.G.I.F. This investment is recorded under equity method of accounting. For the years ended December 31, 2002 and 2001 income from investment in affiliate amounted to approximately $43,000 and $107,000, respectively and is included in loss from other investments in the consolidated statement of operations.


6. NOTES AND ADVANCES DUE FROM AND TRANSACTIONS WITH RELATED PARTIES

The Company has one employee who is a vice president of the Company and of HMG Advisory Corp. (the "Adviser"). This employee assumed the responsibilities of the prior project manager of one of the Company's properties.

The Company has an agreement (the "Agreement") with HMG Advisory Corp. (the "Adviser") for its services as investment adviser and administrator of the Company's affairs. All officers of the Company (except the project manager described above) who are officers of the Adviser are compensated solely by the Adviser for their services.

The Adviser is majority owned by Mr. Wiener, the Company's Chairman, with the remaining shares owned by certain officers. The officers and directors of the Adviser are as follows: Maurice Wiener, Chairman of the Board and Chief Executive Officer; Lawrence I. Rothstein, President, Treasurer, Secretary and Director; Carlos Camarotti, Vice President - Finance and Assistant Secretary; and Bernard Lerner, Vice President.

Under the terms of the Agreement, the Adviser serves as the Company's investment adviser and, under the supervision of the directors of the Company, administers the day-to-day operations of the Company. All officers of the Company, other than the project manager described above, who are officers of the Adviser are compensated solely by the Adviser for their services. The Agreement is renewable annually upon the approval of a majority of the directors of the Company who are not affiliated with the Adviser and a majority of the Company's shareholders. The contract may be terminated at any time on 120 days written notice by the Adviser or upon 60 days written notice by a majority of the unaffiliated directors of the Company or the holders of a majority of the Company's outstanding shares.

On September 20, 2002, the shareholders approved the amendment and renewal of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2003, and expiring December 31, 2003. The sole amendment to the Advisory Agreement was an increase in the remuneration of the Adviser to increase the Adviser's current regular compensation monthly fee from $55,000 to $75,000, or from $660,000 to $900,000 annually. All other terms of the existing Advisory Agreement will remain the same. The increase in remuneration of the Adviser was approved after taking into account the increased costs of the Adviser in managing the affairs of the Company, the economic factors impacting the real estate industry and competitive conditions in today's market place.

For the years ended December 31, 2002 and 2001, the Company and its subsidiaries paid the Adviser approximately $660,000 and $924,000 in fees, respectively, of which $660,000 represented regular compensation and approximately $264,000 represented incentive compensation for 2001. There was no incentive compensation for 2002. The Adviser is also the manager for certain of the Company's affiliates and received management fees of approximately $30,000 in 2002 and 2001 for such services. Furthermore, for fiscal years 2002 and 2001 the Company paid approximately $60,000 to one of the Company's officers in his capacity as project manager for a specific property, as described above.

At December 31, 2002 and 2001, the Company had amounts due from the Adviser of approximately $648,000 and $191,000, respectively. In March 2003 a cash payment of $500,000 was received from the Adviser which brought the balance due from the Adviser down to approximately $259,000. This amount bears interest at prime plus 1% and is due on demand. At December 31, 2002 and 2001, the Company had amounts due from Courtland Group, Inc. (CGI) (the former adviser principally owned by Mr. Wiener) of approximately $317,000 and $300,000, respectively. In March 2003, a cash payment of approximately $17,000 was received from CGI which brought the balance due from CGI down to approximately $300,000. This amount bears interest at Prime +1% and is due on demand.

The Adviser leases its executive offices from CII pursuant to a lease agreement. This lease agreement is at the going market rate for similar property and calls for base rent of $48,000 per year payable is equal monthly installments. Additionally, the Adviser is responsible for all property insurance, utilities, maintenance, and security expenses relating to the leased premises. The lease term is five years expiring in November 2004.

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

The Company, via its 75% owned joint venture (SBA), has a note receivable from Transco (a 43% shareholder of the Company) of $300,000 plus accrued interest of approximately $147,000 and $153,000 as of December 31, 2002 and 2001, respectively. This note bears interest at the prime rate and is due on demand.

Mr. Wiener is an 18% shareholder and the chairman and director of T.G.I.F. Texas, Inc., a 49% owned affiliate of CII (See Note 3). As of December 31, 2002 and 2001, T.G.I.F. had amounts due from Mr. Wiener in the amount of approximately $707,000 and $718,000, respectively. These amounts are due on demand and bear interest at the prime rate. Furthermore, the Adviser receives a management fee of $18,000 per year from T.G.I.F. CII also has notes payable to T.G.I.F. of approximately $3.7 million as of December 31, 2002 and 2001, respectively. These amounts bear interest at the prime rate and principal and interest are due on demand. T.G.I.F. owns 10,000 shares of the Company's common stock purchased at market value in 1996.

7. MORTGAGES AND NOTES PAYABLES

                                                                                              December 31,
                                                                           ------------------ ----- ------------------

                                                                                 2002                     2001
                                                                           ------------------       ------------------
Collateralized by Investment Properties (Note 2)

Hotel, private club and yacht slips:
     Mortgage loan payable with interest fixed at 6.86% through September 29,
     2004. Monthly payments of principal and interest based on 25-year amortization. All outstanding principal due at
     maturity on September 29, 2010.                                              $3,813,349               $3,997,642

     Note payable to individual with interest rate fixed at 7%.  Loan
     was repaid at maturity in July 2002.                                                ---                   25,000

Shopping center:
     Mortgage loan payable with interest fixed at 7.5% payable
     monthly with principal due at maturity in November 2004.                        300,000                  300,000

     Mortgage loan payable with interest fixed at 7.5% payable
     monthly with principal due at maturity in November 2004.                        350,000                  350,000

Office building:
     Mortgage loan payable, interest at 9.25% until August 2002, then fixed at the then prime rate plus 3/4%. Payment of principal
     and interest monthly with maturity in August 2007.                              378,245                  391,300

Land held for development:
     Mortgage loan payable, interest at 1% over prime (5.25% at
     December 31, 2002) payable quarterly with interest due on demand.               120,141                  120,141

Other: (unsecured)
     Note payable to affiliate (T.G.I.F.), interest at prime (4.25%
     at December 31, 2002) payable annually. Principal outstanding
     due on demand.                                                                3,660,671                3,685,804
                                                                           ------------------       ------------------

     Totals                                                                       $8,622,406               $8,869,887
                                                                           ==================       ==================

A summary of scheduled principal repayments or reductions for all types of notes and mortgages payable is as follows:

           Year ending December 31,                                 Amount
                    2003                                          $3,924,085
                    2004                                             794,852
                    2005                                             167,476
                    2006                                             193,796
                    2007                                             203,486
                    2008 and thereafter                            3,338,711
                                                                  ----------
                                Total                             $8,622,406
                                                                  ==========

The 2003 principal repayments are expected to be satisfied with proceeds from sales of real estate, distributions from investments, available cash or such debt may be refinanced.


8. INCOME TAXES
The components of loss before income taxes and the effect of adjustments to tax computed at the federal statutory rate for the years ended December 31, 2002 and 2001 were as follows:

                                                                        2002              2001
Loss before income taxes                                           ($2,433,000)       ($866,000)
-------------------------------------------------------------------------------------------------
Computed tax at federal statutory rate of 34%                         (827,000)        (294,000)
State taxes, net of federal income tax benefit                         (70,000)         (34,000)
REIT related exclusions                                                  90,000          175,000
Other items, net                                                       (62,000)         (35,000)
-------------------------------------------------------------------------------------------------
Benefit from income taxes                                            ($869,000)       ($188,000)
-------------------------------------------------------------------------------------------------
Effective tax rate                                                        (36%)            (22%)
-------------------------------------------------------------------------------------------------




The benefit from income taxes in the consolidated statement of operations consists of the following:

     Year ended December 31,                2002               2001
     ------------------------------- ------------------- -----------------
     Current:
          Federal                        ($154,000)          $145,000
          State                           (53,000)            50,000
     ------------------------------- ------------------- -----------------
                                         (207,000)           195,000
     Deferred:
          Federal                        (605,000)          (345,000)
          State                           (57,000)           (38,000)
     ------------------------------- ------------------- -----------------
                                         (662,000)          (383,000)
     ------------------------------- ------------------- -----------------
     Total                               ($869,000)         ($188,000)
     =============================== =================== =================

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amount and the tax basis of assets and liabilities at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. As a result of timing differences associated with the carrying value of other investments and depreciable assets and the future benefit of a net operating loss, the Company has recorded a net deferred tax asset of $801,000. A valuation allowance against deferred tax asset has not been established as it is more likely than not, based on the Company's previous history, that these assets will be realized.

As of December 31, 2002 and 2001, the components of the deferred tax assets and liabilities are as follows:


                                               As of December 31, 2002        As of December 31, 2001
                                                   Deferred tax                     Deferred tax
                                            -----------------------------------------------------------
                                              Assets      Liabilities         Assets      Liabilities
                                            -----------  ---------------   -------------  -------------
Net operating loss carry forward              $602,000                           $8,000
Excess of book basis of 49% owned
   corporation over tax basis                                   570,000                        554,000
Excess of tax basis over book basis of
investment properties                          191,000                          177,000
Unrealized loss/gain on marketable
securities                                     161,000                          278,000
Excess of tax basis over book basis of
other investments                              462,000           45,000         292,000         62,000
                                            -----------  ---------------   -------------  -------------
Totals                                      $1,416,000         $615,000        $755,000       $616,000
                                            ===========  ===============   =============  =============


9. STOCK-BASED COMPENSATION

The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock option plan. Under APB Opinion 25, if the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation is recognized. In November 2000, the Company's Board of Directors authorized the 2000 Stock Option Plan, which was approved by the shareholders in June 2001. The Plan provides for the grant of options to purchase up to 120,000 shares of the Company's common stock to the officers and directors of the Company. Under the 2000 Plan, options are vested immediately upon grant and may be exercised at any time within ten years from the date of grant. Options are not transferable and expire upon termination of employment, except to a limited extent in the event of retirement, disability or death of the grantee. On June 25, 2001, options were granted to all officers and directors to purchase an aggregate of 86,000 common shares at no less than 100% of the fair market value at the date of grant. The average exercise price of the options granted in 2001, is $7.84 per share. The Company's stock price on the date of grant was $7.57 per share. There were no options granted in 2002.

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

A summary of the status of the Company's stock option plan as of December 31, 2002 and 2001, and changes during the years ending on those dates are presented below:


                                                   As of December 31, 2002           As of December 31, 2001
                                             ----------------------------------------------------------------
                                                   Shares Weighted-Average          Shares  Weighted-Average
                                                                  Exercise                          Exercise
                                                                     Price                             Price
       ------------------------------------------------------------------------------------------------------
       Outstanding at beginning of year            86,000            $7.84              --                --
       Granted                                         --               --          86,000             $7.84
       Exercised                                       --               --              --                --
       Forfeited                                       --               --              --                --

       ------------------------------------------------------------------------------------------------------

       Outstanding at end of year                  86,000            $7.84          86,000             $7.84

       ------------------------------------------------------------------------------------------------------
       Options exercisable at year-end             86,000            $7.84          86,000             $7.84
       Weighted average fair value of
       options granted during the year                 --               --          86,000             $3.33
       ------------------------------------------------------------------------------------------------------

As required by SFAS 123, the Company has determined the pro-forma information as if the company had accounted for stock options granted on June 25, 2001, under the fair value method of SFAS 123. The Black-Scholes option pricing model was used with the following weighted-average assumptions for 2001: risk-free interest rate of 5%; dividend yield of 0%; expected Common Stock market price volatility factor of 30%; and a weighted-average expected life of the options of
7.5 years. The aggregate fair value of the options granted in fiscal year 2001 was $286,000. No options were granted in 2002.

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

The initial term of the lease with Westgroup is ten years and calls for annual net base rent, as amended in 1999, of $918,400, plus real estate taxes and property insurance, payable in monthly installments. In addition to the base rent Westgroup pays GIA participation rent consisting of a portion of Westgroup's operating surplus, as defined in the lease agreement. Participation rent is due at end of each lease year. There has been no participation rent since the inception of the lease. The 1999 lease amendment also calls for an increase in base rent commencing January 1, 2002 in accordance with changes in the Consumer Price Index ("CPI"). Base rent for 2002 was $964,136, increasing to $986,986 in 2003. Concurrently, participation rent will be reduced by the amount by which base rent increases solely as a result of CPI increases for the lease year.

During 1997 and in conjunction with the aforementioned agreements, GIA advanced $500,000 to the principal owner of the tenant of the Grove Isle property. GIA received a promissory note bearing interest at 8% per annum with interest payments due quarterly beginning on July 1, 1997 and all principal due at maturity in 2006. All interest payments due have been received.

Minimum lease payments receivable. The Company leases its commercial and industrial properties under agreements for which substantially all of the leases specify a base rent and a rent based on tenant sales (or other benchmark) exceeding a specified percentage. Such percentage rent was not material in 2002 and 2001.

These leases are classified as operating leases and generally require the tenant to pay all costs associated with the property. Minimum annual rentals on non-cancelable leases in effect at December 31, 2002, are as follows:

          Year ending December 31,                                  Amount
                    2003                                          $1,394,000
                    2004                                           1,308,000
                    2005                                           1,283,000
                    2006                                           1,244,000
                    2007                                             343,000
                    Subsequent years                               1,430,000
                                                                  ----------
                                Total                             $7,002,000
                                                                  ==========

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    Part III.

Item 9.   Directors, Executive Officers and Control Persons.
Listed below is certain information relating to the executive officers and directors of the Company:



                                                 Principal Occupation and Employment other than With the Company
                                                                      During the Past Five
Name and Office                         Age                         Years - Other Directorships
Maurice Wiener; Chairman of the         61    Chairman of the Board and Chief Executive Officer of the  Adviser;
Board of Directors and Chief                  Executive Trustee, Transco; Director, T.G.I.F. Texas, Inc.; Chairman
Executive Officer                             of the Board and Chief Executive Officer of Courtland Group, Inc.

Lawrence I. Rothstein; Director,        50    Director, President and Secretary of the Adviser; Trustee and Vice
President, Treasurer and Secretary            President of Transco; Director, President and Secretary of Courtland
                                              Group, Inc. Vice President and Secretary, T.G.I.F. Texas, Inc.

Carlos Camarotti; Vice                  42    Vice President - Finance and Assistant Secretary of the Adviser;
President-Finance and Assistant               Vice President - Finance and Assistant Secretary of Courtland Group,
Secretary                                     Inc.

Bernard Lerner; Vice President          60    Vice President of the Adviser; Vice President of Courtland Group,
                                              Inc.

Walter Arader; Director                 84    President, Arader, Herzig and Associates Inc. (financial management consultants); Director, Pep Boys-Manny, Moe & Jack; Director, Unitel
                                              Video; Former Secretary of Commerce, Commonwealth of Pennsylvania.

Harvey Comita; Director                 73    Business Consultant; Trustee of Transco Realty Trust; President and
                                              Director of Pan-Optics, Inc. (1971-1991); Director of  Mediq,
                                              Incorporated (1981-1991);

John B. Bailey; Director                76    Real Estate Consultant; Retired CEO, Landauer Associates, Inc. (Real
                                              Estate Consultants) (1977-1988).

All executive officers of the Company were elected to their present positions to serve until their successors are elected and qualified at the 2003 annual organizational meeting of directors immediately following the annual meeting of shareholders. All directors of the Company were elected to serve until the next annual meeting of shareholders and until the election and qualification of their successors. All directors and executive officers have been in their present position since before 1996, except for Mr. Rothstein who became president and director of the Company in 1998 and prior to that was senior vice president of the Company.

Item 10.  Executive Compensation.
Executive officers received no cash compensation from the Company in their capacity as executive officers. Reference is made to Item 1. Business and Item
6. Management's Discussion and Analysis or Plan of Operation for information concerning fees paid to the Adviser.

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

                                                           Shares Held as of March 26, 2003

                              Shares Owned by Named      Additional Shares in Which the named
                              Persons & Members of His   Person Has, or Participates in, the     Total Shares & Percent
Name (6)                      Family (1)                 Voting or Investment Power (2)          of Class
Maurice Wiener                           65,100  (4)                   541,830  (3), (5)             606,930         52%

Lawrence Rothstein                       50,000  (4)                   541,830  (3)                  591,830         50%

Walter G. Arader                         15,400  (4)                                                  15,400          1%

John B. Bailey                           12,100  (4)                                                  12,100           *

Harvey Comita                            10,000  (4)                   477,300  (6)                  487,300         41%

All 7 Directors and                     178,600  (4)                   541,830  (3)                  720,430         61%
Officers as a Group

Emanuel Metz                             59,500                                                       59,500          5%
CIBC Oppenheimer Corp.
One World Financial Center
200 Liberty Street
New York, NY  10281


Transco Realty Trust                    477,300  (5)                                                 477,300         41%
1870 S. Bayshore Drive
Coconut Grove, FL  33133



*    Less than 1 %


___________________________

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

(5) Mr. Wiener holds approximately 34% and 65% of the stock of Transco and Courtland Group Inc., respectively, and may therefore be deemed to be the beneficial owner of the shares of the Company held by Transco and Courtland Group, Inc.

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

Transco Realty Trust ("Transco").
Transco is a 44% shareholder of the Company of which Mr. Wiener is its executive trustee of and holds 37% of its stock.

HMG Advisory Corp. (the "Adviser").
The day-to-day operations of the Company are handled by the Adviser, as described above under Item 1. Business "Advisory Agreement." The Adviser is majority owned by Mr. Wiener, its Chairman and CEO.

Reference is made to Item 1. Business and Item 6. Management's Discussion and Analysis or Plan of Operation for further information about the remuneration of the Adviser.

Courtland Group, Inc. ("CGI").
CGI served as the Company's investment Adviser until January 1, 1998 and owns approximately 32% of Transco's stock and owns approximately 5% of the Company's common stock. CGI is 65% owned by Mr. Wiener, its Chairman and CEO

Courtland Investments, Inc. ("CII").
The Company holds a 95% non-voting interest and Masscap Investment Company ("Masscap") holds a 5% voting interest in CII. In May 1998, the Company and Masscap entered into a written agreement in order to confirm and clarify the terms of their previous continuing arrangement with regard to the ongoing operations of CII, all of which provide the Company with complete authority over all decision making relating to the business, operation, and financing of CII consistent with its status as a real estate investment trust.

CII and its wholly-owned subsidiary own 100% of Grove Isle Club, Inc., Grove Isle Yacht Club Associates ("GIYCA") and Grove Isle Marina, Inc. CII also owns 15% of Grove Isle Associates, Ltd., and the other 85% is owned by the Company.

T.G.I.F. Texas, Inc. ("T.G.I.F.").
CII owns approximately 49% of the outstanding shares of T.G.I.F. Mr. Wiener is a director and chairman of T.G.I.F. and owns, directly and indirectly, approximately 18% of the outstanding shares of T.G.I.F. T.G.I.F also owns 10,000 shares of the Company's stock.

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

The Adviser.
As of December 31, 2002 and 2001 the Adviser owed the Company approximately $648,000 and $191,000, respectively. In March 2003 a cash payment of $500,000 was received from the Adviser which brought the balance due from the Adviser down to approximately $259,000. Such sum bears interest at the prime rate plus 1% and is due on demand.

The Adviser leases its executive offices from CII pursuant to a lease agreement. This lease agreement is at the going market rate for similar property and calls for base rent of $48,000 per year payable in equal monthly installments. Additionally, the Adviser is responsible for all property insurance, utilities, maintenance, and security expenses relating to the leased premises. The lease term is five years.

South Bayshore Associates ("SBA")
SBA is a joint venture in which Transco and the Company hold interests of 25% and 75%, respectively. The sole major asset of SBA is a demand note from Transco, bearing interest at the prime rate, with an outstanding balance of approximately $447,000 in principal and interest as of December 31, 2002 compared to a balance of $453,000 as of December 31, 2001.

The Company also holds a demand note from SBA bearing interest at the prime rate plus 1% with an outstanding balance as of December 31, 2002 and 2001 of approximately $1,100,000, in principal and accrued interest. No payments were made in 2002 and 2001, and accrued and unpaid interest was not capitalized. Because the Company consolidates SBA, the note payable and related interest income is eliminated in consolidation.

CGI. As of December 31, 2002 and 2001, CGI owed the Company approximately $317,000 and $300,000, respectively. In March 2003, a cash payment of approximately $17,000 was received from CGI which brought the balance due from CGI down to approximately $300,000. Such sums bear interest at the prime rate plus 1% and are due on demand.

CII. The Company holds a demand note due from CII bearing interest at the prime rate plus 1% with an outstanding balance of $3,111,000 and $2,508,000 as of December 31, 2002 and 2001, respectively. During 2002 and 2001, advances from the Company to CII totaled $769,000 and $3,993,000, respectively. Repayments from CII to the Company during 2002 and 2001 were $166,000 and $400,000, respectively. Accrued and unpaid interest is capitalized and included in advances. Because CII is a 95%-owned consolidated subsidiary of the Company, the note payable and related interest is eliminated in consolidation.

In 1986, CII acquired from the Company the rights to develop the marina at Grove Isle for a promissory note of $620,000 payable at an annual rate equal to the prime rate. The principal matures on January 2, 2006. Interest payments are due each January 2. Because the Company consolidates CII, the note payable and related interest income is eliminated in consolidation.

The Company's demand note due from GIYCA was repaid during 2002. As of December 31, 200l the outstanding balance was $243,000. Accrued and unpaid interest of approximately $11,000 was also repaid by GIYCA.

CII compensates one employee directly in his capacity as project manager for the Company's Texas property. This employee is Mr. Bernard Lerner who is a vice president of the Company and of HMG Advisory Corp. (the "Adviser") and is a cousin of the Company's Chairman and CEO Mr. Maurice Wiener. CII pays Mr. Lerner $60,000 per year.

T.G.I.F. As of December 31, 2002 and 2001, CII owed approximately $3.7 million to T.G.I.F. All advances between CII and T.G.I.F. are due on demand and bear interest at the prime rate plus 1%. As of December 31, 2002 and 2001, T.G.I.F. had amounts due from Mr. Wiener of approximately $707,000 and $718,000, respectively. These amounts are due on demand and bear interest at the prime rate. T.G.I.F. owns 10,000 shares of the Company which were purchased in 1996 at the market value. The Adviser receives a management fee of $18,000 per year from T.G.I.F.

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

        (b) Reports on Form 8-K: None.

Item14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

       The Company maintains disclosure controls and procedures, as defined in Rule 13a-14 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

       Changes in Internal Controls

       There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date that it completed its evaluation.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HMG/Courtland Properties, Inc.

March 26, 2003                         By: /s/ Maurice Wiener
                                           Maurice Wiener
                                           Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Maurice Wiener                                March 26, 2003
Maurice Wiener
Chairman of the Board
Chief Executive Officer


/s/ Lawrence I. Rothstein                         March 26, 2003
Lawrence I. Rothstein
Director,  President, Treasurer & Secretary
Principal Financial Officer

/s/ Walter G. Arader                              March 26, 2003
Walter G. Arader, Director


/s/ John B. Bailey                                March 26, 2002
John B. Bailey, Director


/s/ Harvey Comita                                 March 26, 2003
Harvey Comita, Director


/s/ Carlos Camarotti                              March 26, 2003
Carlos Camarotti
Vice President - Finance and Controller
Principal Accounting Officer

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

         (b)       Master agreement between Grove Isle Associates, Ltd.             Incorporated by reference to Exhibit 10(e) to
                   Grove Isle Clubs. Inc.,  Grove Isle Investments, Inc.            the 1996 Form 10-KSB.
                   and Westbrook Grove Isle Associates, Ltd. dated
                   November 19, 1996.

         (c)       Agreement Re: Lease Termination between Grove Isle               Incorporated by reference to Exhibit 10(f) to
                   Associates, Ltd. And Grove Isle Club, Inc.                       the 1996 Form 10-KSB.
                   dated November 19, 1996.

         (d)       Avisory Agreement between the Company and HMG Advisory Corp.     Incorporated by reference to Exhibit 10(h) to
                   effective January 1, 1998.                                       the 1997 Form 10-KSB.

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

         (g)       Lease agreement between Courtland Investments, Inc. and          Incorporated by reference to Exhibit 10(h) to
                   HMG Advisory Corp. dated December 1, 1999.                       the 1999 Form 10-KSB.


         (h)       2000 Incentive Stock Option Plan of HMG/Courtland                Incorporated by reference to Exhibit 10(h) to
                   Properties, Inc.                                                 the 2001 Form 10-KSB.

         (i)       Amended and Restated Advisory Agreement between the              Filed herewith.
                   Company and HMG Advisory Corp. effective January 1, 2003.

         (j)       Certifications pursuant to 18 USC Section 1350-Sarbanes-Oxley    Filed herewith.
                   Act of 2002



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

  Exhibit Index


Description                                                                               Reference
Amended and Restated Advisory Agreement between                                         Exhibit 10(i)

the Company and HMG Advisory Corp. effective January 1, 2003.



Certifications pursuant to 18 USC Section 1350-Sarbanes-Oxley Act of 2002               Exhibit 10(j)

