Form 10QSB
period 2003-03-31
HMG COURTLAND PROPERTIES INC
filed 2003-05-14
CIK 311817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2003
                                       OR

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

1,089,135 Common shares were outstanding as of April 30, 2003.

                         HMG/COURTLAND PROPERTIES, INC.

                                      Index


                                                                                                        PAGE
                                                                                                       NUMBER

PART I.      Financial Information
             Item 1.   Financial Statements

             Condensed Consolidated Balance Sheets as of
             March 31, 2003 (Unaudited) and December 31, 2002.............................................1

             Condensed Consolidated Statements of Operations for the
             Three Months Ended March 31, 2003 and 2002 (Unaudited).......................................2

             Condensed Consolidated Statements of Cash Flows for the
             Three Months Ended March 31, 2003 and 2002 (Unaudited).......................................3

             Notes to Condensed Consolidated Financial Statements (Unaudited).............................4

             Item 2.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations.............................................8

             Item 3.  Controls and Procedures............................................................12

PART II.   Other Information
             Item 1.   Legal Proceedings . . . ..........................................................13
             Item 6.   Exhibits and Reports on Form 8-K..................................................13
Signatures...............................................................................................14


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

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------------

                                                                               March 31,              December 31,
                                                                                  2003                    2002
                                 ASSETS                                       (UNAUDITED)
Investment properties, net of accumulated depreciation:
  Commercial and industrial                                                      $2,705,577             $2,737,158
  Hotel and club facility                                                         4,508,215              4,607,964
  Yacht slips                                                                       343,527                379,332
  Land held for development                                                       1,854,318              1,854,318
                                                                         -------------------      -----------------
                    Total investment properties, net                              9,411,637              9,578,772


Cash and cash equivalents                                                         2,434,385              1,863,534
Investments in marketable securities                                              3,157,789              3,730,820
Other investments                                                                 5,572,928              5,694,448
Investment in affiliate                                                           2,906,645              2,894,196
Cash restricted pending delivery of securities                                       32,290                 23,921
Loans, notes and other receivables                                                1,057,977              1,142,882
Notes and advances due from related parties                                       1,018,476              1,414,974
Deferred taxes                                                                      794,000                801,000
Other assets                                                                        211,261                195,612
                                                                         -------------------      -----------------
                              TOTAL ASSETS                                      $26,597,388            $27,340,159
                                                                         ===================      =================



                              LIABILITIES
Mortgages and notes payable                                                       8,594,346              8,622,406
Accounts payable and accrued expenses                                               356,149                235,948
Sales of securities pending delivery                                                110,139                 80,117
Other liabilities                                                                     6,266                679,891
                                                                         -------------------      -----------------
                           TOTAL LIABILITIES                                     $9,066,900             $9,618,362


Minority interests                                                                  275,918                270,738
                                                                         -------------------      -----------------

                     COMMITMENTS AND CONTINGENCIES

                          STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; 2,000,000 shares
   authorized; none issued
Excess common stock, $1 par value; 500,000 shares authorized;
   none issued
Common stock, $1 par value; 1,500,000 shares authorized;
   1,315,635 shares issued and outstanding                                        1,315,635              1,315,635
Additional paid-in capital                                                       26,571,972             26,571,972
Undistributed gains from sales of properties, net of losses                      38,879,924             38,840,780
Undistributed losses from operations                                            (47,565,097)           (47,329,464)
                                                                         -------------------      -----------------
                                                                                 19,202,434             19,398,923

Less:  Treasury stock, at cost (226,500 shares)                                  (1,659,114)            (1,659,114)
            Notes receivable from exercise of stock options                        (288,750)              (288,750)
                                                                         -------------------      -----------------
                       TOTAL STOCKHOLDERS' EQUITY                                17,254,570             17,451,059


                                                                         -------------------      -----------------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $26,597,388            $27,340,159
                                                                         ===================      =================

See notes to the condensed consolidated financial statements



                                      (1)

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------


                                                                                       Three months ended March 31,
                                REVENUES                                                2003                2002
                                                                                        ----                ----
Real estate rentals and related revenue                                               $411,823            $404,505
Marina revenues                                                                        123,569             128,140
Net loss from investments in marketable securities                                     (24,645)           (196,561)
Net gain from other investments                                                         68,629              31,497
Interest, dividend and other income                                                     62,933              78,574
                                                                          -----------------------------------------
                             Total revenues                                            642,309             446,155

                                EXPENSES
Operating expenses:
  Rental and other properties                                                          147,410             148,365
  Marina expenses                                                                       94,544              90,105
  Depreciation and amortization                                                        146,935             151,875
  Adviser's base fee                                                                   225,000             165,000
  General and administrative                                                            73,130              68,355
  Professional fees and expenses                                                        45,096              40,707
  Directors' fees and expenses                                                          11,800              18,723
                                                                          -----------------------------------------
                        Total operating expenses                                       743,915             683,130

Interest expense                                                                       126,977             137,066
Minority partners' interests in operating gain (loss) of
         consolidated entities                                                              50             (12,736)
                                                                          -----------------------------------------
                             Total expenses                                            870,942             807,460
                                                                          -----------------------------------------

Loss before sales of properties and income taxes                                      (228,633)           (361,305)

Gain on sales of properties, net                                                        39,144               7,695
                                                                          -----------------------------------------
                        Loss before income taxes                                      (189,489)           (353,610)

Provision for (benefit from) income taxes                                                7,000            (175,250)

                                                                          -----------------------------------------
                                Net loss                                             ($196,489)          ($178,360)
                                                                          =========================================


Net Loss Per Common Share:
     Basic and diluted                                                                  ($0.18)             ($0.16)
                                                                          =========================================

Weighted average common shares outstanding, basic and diluted                        1,089,135           1,089,135

See notes to the condensed consolidated financial statements


                                      (2)

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Three months ended March 31,
                                                                                                    2003                  2002
                                                                                                    ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                       ($196,489)            ($178,360)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
     Depreciation and amortization                                                                 146,935               151,875
     Net gain from other investments                                                               (68,629)              (31,497)
     Gain on sales of properties, net                                                              (39,144)               (7,695)
     Net loss from marketable securities                                                            24,645               196,561
     Minority partners' interest in operating gains (losses)                                            50               (12,736)
     Deferred income taxes                                                                           7,000               (88,000)
     Changes in assets and liabilities:
       Decrease in other assets and other receivables                                              (21,747)               (7,197)
       Net proceeds from sales and redemptions of securities                                       736,179               993,858
       (Increase) decrease in restricted cash                                                       (8,369)              221,529
       Increased investments in marketable securities                                             (157,774)             (376,799)
       Increase in accounts payable and accrued expenses                                           120,202                55,233
       Decrease in current income taxes payable                                                                          (89,000)
       Decrease in other liabilities                                                              (673,626)             (186,598)
                                                                                           ----------------     -----------------
    Total adjustments                                                                               65,722               819,534
                                                                                           ----------------     -----------------
    Net cash (used in) provided by operating activities                                           (130,767)              641,174
                                                                                           ----------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net proceeds from disposals of properties                                                       45,000                40,145
    Decrease (increase) in notes and advances from related parties                                 396,498               (37,521)
    Increase in mortgage loans and notes receivables                                                                      (2,594)
    Decrease in mortgage loans and notes receivables                                               107,405                42,756
    Distributions from other investments                                                           270,595                15,418
    Contributions to other investments                                                             (89,820)             (350,024)
                                                                                           ----------------     -----------------
    Net cash provided by (used in) investing activities                                            729,678              (291,820)
                                                                                           ----------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of mortgages and notes payables                                                      (28,060)              (59,484)
                                                                                           ----------------     -----------------
    Net cash used in financing activities                                                          (28,060)              (59,484)
                                                                                           ----------------     -----------------

    Net increase in cash and cash equivalents                                                      570,851               289,870

    Cash and cash equivalents at beginning of the period                                         1,863,534             2,598,536
                                                                                           ----------------     -----------------

    Cash and cash equivalents at end of the period                                              $2,434,385            $2,888,406
                                                                                           ----------------     -----------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                                        $127,000               $83,000
                                                                                           ----------------     -----------------
  Cash paid during the period for income taxes                                                                            $1,000
                                                                                           ----------------     -----------------

See notes to the condensed consolidated financial statements




                                      (3)

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   -------------------------------------------
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10QSB, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2002. The balance sheet as of December 31, 2002 was derived from audited financial statements as of that date. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

2. RECENT ACCOUNTING PRONOUNCEMENTS.
   ---------------------------------
In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, this Statement states the liability should be initially measured at fair value. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The primary effect to the Company's financial statements would be in the timing of accounting recognition of potential future exit activities. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financials statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this Statement is effective for the December 31, 2002 financial statements. The interim reporting disclosures requirements are effective for the Company's March 31, 2003 10-QSB. Because the Company continues to account for employee stock-based compensation under APB opinion No. 25, the transitional guidance of SFAS No. 148 has no effect on the financial statements at this time. There was no pro forma effect for stock based compensation during the three months ended March 31, 2003 and 2002.











                                       (4)

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)


In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annul financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company's financial statements.

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


3.  GAIN ON SALES OF PROPERTIES
    ---------------------------
For the three months ended March 31, 2003 Grove Isle Yacht Club Associates (GIYCA) sold one yacht slip located in Miami, Florida resulting in a net gain to the Company of approximately $39,000. In connection with this sale the Company received a $22,500 promissory note with interest and principal due on August 31, 2003. This note bears interest at 9% per annum.















                                       (5)

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)





4.   INVESTMENTS IN MARKETABLE SECURITIES
     ------------------------------------
Investments in marketable securities consist primarily of large capital corporate equity and debt securities in varying industries or issued by government agencies with readily determinable fair values. These securities are stated at market value, as determined by the most recent traded price of each security at the balance sheet date. Consistent with the Company's overall current investment objectives and activities its entire marketable securities portfolio is classified as trading.

Net loss from investments in marketable securities for the three months ended March 31, 2003 and 2002 is summarized below:

                                               Three Months Ended March 31,
    -----------------------------------------------------------------------
                         Description                 2003         2002
    -----------------------------------------------------------------------
    Net realized loss from sales of
    securities                                     ($36,000)       ($59,000)
    Unrealized net gain (loss) in trading
    securities                                        41,000       (136,000)
    Net change in sales of securities
    pending delivery                                (30,000)         (2,000)
                                             --------------------------------
    Total net loss from investments in
    marketable securities                          ($25,000)      ($197,000)
                                             ================================

For the three months ended March 31, 2003 net realized loss from sales of marketable securities of approximately $36,000 consisted of approximately $49,000 of gross losses net of $13,000 of gross gains. For the three months ended March 31, 2002 net realized loss from sales of marketable securities of approximately $59,000 consisted of approximately $221,000 of gross losses net of $162,000 of gross gains.

Net change in sales of securities pending delivery represents the changes in the market value of those securities and the delivery of securities to realize gain or loss from these transactions.








                                       (6)

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

Investment gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net earnings. However, the amount of investment gains or losses on marketable securities for any given period has no predictive value and variations in amount from period to period have no practical analytical value.


5.   OTHER INVESTMENTS
     -----------------
As of March 31, 2003, the Company has committed to invest approximately $11.3 million in other investments primarily in private capital funds, of which approximately $9.8 million has been funded. The carrying value of other investments (which reflects distributions and valuation adjustments) is approximately $5.6 million. During the three months ended March 31, 2003 the Company has made follow-on contributions to two existing investments of approximately $90,000 and has received approximately $271,000 in distributions from other investments. The distributions in 2003 primarily consisted of one return of capital distribution in the amount of $206,000 from an investment in a partnership which recapitalized one of its operating businesses and distributed the proceeds to its partners.

Net loss from other investments for the three months ended March 31, 2003 and 2002, is summarized below:

                                                       2003           2002
                                                 ----------------------------
     Real estate development and operation             $59,000       $11,000
     Income from investment in 49% owned
     affiliate (T.G.I.F. Texas, Inc.)                   13,000        23,000
     Others, net                                        (3,000)       (3,000)
                                                 ----------------------------
     Total net gain from other investments             $69,000       $31,000
                                                 ============================


6.   NOTES AND ADVANCES DUE FROM AND TRANSACTIONS WITH RELATED PARTIES
     -----------------------------------------------------------------
In March 2003, the Company received a cash payment of $500,000 from the Adviser which brought the balance due from the Adviser as of March 31, 2003 to approximately $259,000.










                                       (7)

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations


RESULTS OF OPERATIONS
---------------------
The Company reported a net loss of approximately $196,000 (or $.18 per share) for the three months ended March 31, 2003. This is as compared with a net loss of approximately $178,000 (or $.16 per share) for the three months ended March 31, 2002. Total revenues for the three months ended March 31, 2003 as compared with the same period in 2002, increased by approximately $196,000 or 44%. Total expenses for the three months ended March 31, 2003, as compared with the same periods in 2002, increased by approximately $63,000 or 9%. Gain on sales of properties for the three months ended March 31, 2003 was approximately $39,000 as compared with gains of approximately $8,000 for the three months ended March 31, 2002.

REVENUES

Rentals and related revenues for the three months ended March 31, 2003 as compared with the same comparable period in 2002 remained relatively consistent.

Net loss from investments in marketable securities for the three months ended March 31, 2003 was approximately $25,000 as compared with a net loss of approximately $197,000 for the same comparable three month period in 2002. See discussion in Note 4 to Condensed Consolidated Financial Statements (unaudited).

Net gain from other investments for the three months ended March 31, 2003 was approximately $69,000 as compared with a net gain of approximately $31,000 for the same three month comparable period in 2002. See discussion in Note 5 to Condensed Consolidated Financial Statements (unaudited).

Interest and dividend income for the three months ended March 31, 2003 was approximately $63,000 as compared with approximately $79,000 for the same three month comparable period in 2002. This decrease of approximately $16,000 (or 20%) was primarily due to fewer investments in the portfolio that yielded interest and dividends combined with lower market interest rates.

EXPENSES

Rental and other properties expenses for the three months ended March 31, 2003 remained consistent with that for the three months ended March 31, 2002.

Marina expenses for the three months ended March 31, 2003 increased by approximately $4,000 or 5% as compared with the same comparable three month period in 2002 primarily as a result of increased repairs and maintenance and increased payroll costs.

Adviser's base fee increased by $60,000 (or 36%) for the three months ended March 31, 2003 as compared with the same period in 2002. As previously disclosed, this was as a result of a shareholder-approved contractual increase in the Adviser's base fee. This amendment increased the annual Adviser base fee from $660,000 to $900,000 effective January 1, 2003.



                                       (8)

Management's Discussion and Analysis of Financial
Condition and Results of Operations
(continued)

Director's fees and expenses decreased by approximately $7,000 (or 37%) for the three months ended March 31, 2003 as compared with the same period in 2002 primarily as a result of a reduction of meeting expenses.

Interest expense decrease by approximately $10,000 (or 7%) for the three months ended March 31, 2003 as compared with the same period in 2003 primarily as a result of decreased variable interest rates and overall reduction in outstanding debt.






































                                       (9)

Management's Discussion and Analysis of Financial
Condition and Results of Operations
(continued)

EFFECT OF INFLATION:
--------------------
Inflation affects the costs of operating and maintaining the Company's investments. In addition, rentals under certain leases are based in part on the lessee's sales and tend to increase with inflation, and certain leases provide for periodic adjustments according to changes in predetermined price indices.

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES
-----------------------------------------------------------------
The Company's material commitments in 2003 primarily consist of maturities of debt obligations of approximately $3.9 million and commitments to fund private capital investments of approximately $1.6 million due upon demand. The funds necessary to meet these obligations are expected to be available from the proceeds of sales of properties or investments, refinancing, distributions from investments and available cash. The majority of maturing debt obligations for 2003 is a note payable to the Company's 49% owned affiliate, T.G.I.F. Texas, Inc. ("TGIF") of approximately $3.6 million. This amount is due on demand. It is expected that this obligation when due to TGIF would be paid with funds available from distributions from its investment in TGIF and from available cash.

MATERIAL COMPONENTS OF CASH FLOWS
---------------------------------
For the three months ended March 31, 2003, net cash used in operating activities was approximately $131,000. Included in this amount are net proceeds from sales and redemptions of marketable securities of approximately $736,000 less increased investments in of marketable securities of approximately $158,000 and decreased other liabilities (margin payables) of approximately $674,000.

For the three months ended March 31, 2003, net cash provided by investing activities was approximately $730,000. This was comprised primarily of repayments of notes and advances due from related parties of approximately $396,000 and distributions from other investments of approximately $271,000.

For the three months ended March 31, 2003, net cash used in financing activities was approximately $28,000 consisting repayments of mortgages and notes payable.

















                                      (10)

Management's Discussion and Analysis of Financial
Condition and Results of Operations
(continued)

RECENT ACCOUNTING PRONOUNCEMENTS.
---------------------------------
In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, this Statement states the liability should be initially measured at fair value. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The primary effect to the Company's financial statements would be in the timing of accounting recognition of potential future exit activities. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financials statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this Statement is effective for the December 31, 2002 financial statements. The interim reporting disclosures requirements are effective for the Company's March 31, 2003 10-QSB. Because the Company continues to account for employee stock-based compensation under APB opinion No. 25, the transitional guidance of SFAS No. 148 has no effect on the financial statements at this time. There was no pro forma effect for stock based compensation during the three months ended March 31, 2003 and 2002.





















                                      (11)

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)


In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annul financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did have a material effect on the Company's financial statements.

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











                                      (12)

PART II.   OTHER INFORMATION


Item 1. Legal Proceedings

      No items to report.

Item 6.     Exhibits and Reports on Form 8-K


      (a) Certifications pursuant to 18 USC Section 1350-Sarbanes-Oxley Act of 2002. Filed herewith.

      (b) There were no reports on Form 8-K filed for the quarter ended March 31, 2003.

















                                      (13)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HMG/COURTLAND PROPERTIES, INC.






Dated:   May 14, 2003
                                      /s/Lawrence Rothstein
                                      President, Treasurer and Secretary
                                      Principal Financial Officer





Dated:  May 14, 2003
                                      /s/Carlos Camarotti
                                      Vice President - Finance and Controller
                                      Principal Accounting Officer















                                      (14)

Exhibits:
--------

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

Date:  May 14, 2003


___________________________________
/s/ Maurice Wiener, Principal Executive Officer

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

Date:  May 14, 2003



___________________________________
/s/ Lawrence Rothstein, Principal Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of HMG/Courtland Properties, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Maurice Wiener, Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:
          (1) The Report fully complies with the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934; and
          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods indicated in the Report.


____________________________________
 /s/ Maurice Wiener, Principal Executive Officer
      HMG/Courtland Properties, Inc.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of HMG/Courtland Properties, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lawrence Rothstein, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:
          (1) The Report fully complies with the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934; and
          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods indicated in the Report.


____________________________________
 /s/ Lawrence Rothstein, Principal Financial Officer
      HMG/Courtland Properties, Inc.