Form 10QSB
period 2003-06-30
HMG COURTLAND PROPERTIES INC
filed 2003-08-13
CIK 311817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Quarterly period ended                 June 30, 2003
                                    ------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------

                         Commission file number 1-7865
                                                ------

                         HMG/COURTLAND PROPERTIES, INC.
            --------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Delaware                                         59-1914299
--------------------------------------------------------------------
 (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)

     1870 S. Bayshore Drive,               Coconut Grove, Florida         33133
--------------------------------------------------------------------------------
         (Address of principal executive offices)                     (Zip Code)


                                305-854-6803
---------------------------------------------
              (Registrant's telephone number, including area code)

                               Not Applicable
---------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

1,089,135 common shares were outstanding as of July 31, 2003.





                                           HMG/COURTLAND PROPERTIES, INC.

                                                        Index


                                                                                                        PAGE
                                                                                                       NUMBER
                                                                                                       ------


PART I.      Financial Information

             Item 1.   Financial Statements
             Condensed Consolidated Balance Sheets as of
             June 30, 2003 (Unaudited) and December 31, 2002..............................................1

             Condensed Consolidated Statements of Operations for the
             Three and Six Months Ended June 30, 2003 and 2002 (Unaudited)................................2

             Condensed Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 2003 and 2002 (Unaudited)..........................................3

             Notes to Condensed Consolidated Financial Statements (Unaudited).............................4

             Item 2.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations.............................................9

             Item 3.  Controls and Procedures............................................................12

PART II.   Other Information
             Item 1.   Legal Proceedings . . . ..........................................................13
             Item 4.   Submission of Matters to a Vote of Security Holders...............................13
             Item 6.   Exhibits and Reports on Form 8-K..................................................13
Signatures...............................................................................................14



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


HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES
------------------------------  ----------------

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

------------------------------------------------------------------------


                                                                Three months ended June 30,           Six months ended June 30,
                               REVENUES                              2003               2002             2003              2002
                                                                     ----               ----             ----              ----
Real estate rentals and related revenue                               $402,951          $410,311         $814,774          $814,816
Marina revenues                                                        118,030           113,410          241,599           241,550
Net gain (loss) from investments in marketable securities              324,500          (558,614)         299,855          (755,175)
Net gain (loss)from other investments                                   77,650           (69,611)         146,279           (38,114)
Interest, dividend and other income                                     67,489            72,216          130,422           150,790
                                                                --------------------------------------------------------------------
                            Total revenues                             990,620           (32,288)       1,632,929           413,867

                               EXPENSES
Operating expenses:
  Rental and other properties                                          121,187           143,732          268,597           292,097
  Marina expenses                                                       87,565            82,606          182,109           172,711
  Depreciation and amortization                                        145,411           151,823          292,346           303,698
  Adviser's base fee                                                   225,000           165,000          450,000           330,000
  General and administrative                                            74,277            52,404          147,407           120,759
  Professional fees and expenses                                        64,252            38,370          109,348            79,077
  Directors' fees and expenses                                          16,708            12,465           28,508            31,188
                                                                --------------------------------------------------------------------
                       Total operating expenses                        734,400           646,400        1,478,315         1,329,530

Interest expense                                                       123,706           134,897          250,683           271,963
Minority partners' interests in operating gain (loss) of
         consolidated entities                                          10,659           (19,121)          10,709           (31,857)
                                                                --------------------------------------------------------------------
                            Total expenses                             868,765           762,176        1,739,707         1,569,636
                                                                --------------------------------------------------------------------

Income (loss) before sales of properties and income taxes              121,855          (794,464)        (106,778)       (1,155,769)

Gain on sales of properties, net                                        39,112           362,943           78,256           370,638
                                                                --------------------------------------------------------------------
                   Income (loss) before income taxes                   160,967          (431,521)         (28,522)         (785,131)

Provision for (benefit from) income taxes                              120,000          (131,000)         127,000          (306,250)

                                                                --------------------------------------------------------------------
                           Net income (loss)                           $40,967         ($300,521)       ($155,522)        ($478,881)
                                                                ====================================================================


Net Income (Loss) Per Common Share:
     Basic and diluted                                                  $0.04             ($0.28)          ($0.14)           ($0.44)
                                                                        ======            =======          =======           =======


See notes to the condensed consolidated financial statements

                                       (1)


HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES
------------------------------  ----------------


CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------------------------

                                                                                 June 30,                   December 31,
                                                                                   2003                         2002
                                                                                   ----                         ----
                                 ASSETS                                        (UNAUDITED)
Investment properties, net of accumulated depreciation:
  Commercial and industrial                                                           $2,673,996                    $2,737,158
  Hotel and club facility                                                              4,409,993                     4,607,964
  Yacht slips                                                                            315,189                       379,332
  Land held for development                                                            1,854,318                     1,854,318
                                                                          -----------------------      ------------------------
                    Total investment properties, net                                   9,253,496                     9,578,772


Cash and cash equivalents                                                              2,723,090                     1,863,534
Investments in marketable securities                                                   2,966,735                     3,730,820
Other investments                                                                      5,715,406                     5,694,448
Investment in affiliate                                                                2,908,907                     2,894,196
Cash restricted pending delivery of securities                                            32,194                        23,921
Loans, notes and other receivables                                                     1,051,617                     1,142,882
Notes and advances due from related parties                                            1,014,797                     1,414,974
Deferred taxes                                                                           674,000                       801,000
Other assets                                                                             183,345                       195,612
                                                                          -----------------------      ------------------------
                              TOTAL ASSETS                                           $26,523,587                   $27,340,159
                                                                          -----------------------      ------------------------



                               LIABILITIES
Mortgages and notes payable                                                            8,567,314                     8,622,406
Accounts payable and accrued expenses                                                    250,150                       235,948
Sales of securities pending delivery                                                     118,873                        80,117
Other liabilities                                                                                                      679,891
                                                                          -----------------------      ------------------------
                            TOTAL LIABILITIES                                          8,936,337                     9,618,362


Minority interests                                                                       291,713                       270,738
                                                                          -----------------------      ------------------------

                      COMMITMENTS AND CONTINGENCIES

                          STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; 2,000,000 shares
   authorized; none issued
Excess common stock, $1 par value; 500,000 shares authorized;
   none issued
Common stock, $1 par value; 1,500,000 shares authorized;
   1,315,635 shares issued and outstanding                                             1,315,635                     1,315,635
Additional paid-in capital                                                            26,571,972                    26,571,972
Undistributed gains from sales of properties, net of losses                           38,919,036                    38,840,780
Undistributed losses from operations                                                 (47,563,242)                  (47,329,464)
                                                                          -----------------------      ------------------------
                                                                                      19,243,401                    19,398,923

Less:  Treasury stock, at cost (226,500 shares)                                       (1,659,114)                   (1,659,114)
            Notes receivable from exercise of stock options                             (288,750)                     (288,750)
                                                                          -----------------------      ------------------------
                       TOTAL STOCKHOLDERS' EQUITY                                     17,295,537                    17,451,059


                                                                          -----------------------      ------------------------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $26,523,587                   $27,340,159
                                                                          -----------------------      ------------------------

See notes to the condensed consolidated financial statements



                                       (2)


HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES
------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------------------


                                                                                            Six months ended June 30,
                                                                                          2003                      2002
                                                                                          ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                  ($155,522)               ($478,881)
   Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and amortization                                                            292,346                  303,698
     Net gain from other investments                                                         (146,279)                  38,114
     Gain on sales of properties, net                                                         (78,256)                (370,638)
     Net (gain) loss from marketable securities                                              (299,855)                 755,175
     Minority partners' interest in operating gains (losses)                                   10,709                  (31,857)
     Deferred income tax expense (benefit)                                                    127,000                 (233,000)
     Changes in assets and liabilities:
       Decrease in other assets and other receivables                                          34,847                   59,660
       Net proceeds from sales and redemptions of securities                                1,658,564                1,804,557
       Increase in restricted cash                                                             (8,273)                    (903)
       Increased investments in marketable securities                                        (555,866)              (1,095,883)
       Increase in accounts payable and accrued expenses                                       14,202                   10,500
       Decrease in current income taxes payable                                                                        (75,000)
       Decrease in other liabilities                                                         (679,891)                (149,660)
                                                                                    ------------------        -----------------
    Total adjustments                                                                         369,248                1,014,763
                                                                                    ------------------        -----------------
    Net cash provided by operating activities                                                 213,726                  535,882
                                                                                    ------------------        -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net proceeds from disposals of properties                                                 127,500                  532,499
    Decrease (increase) in notes and advances from related parties                            400,177                 (253,851)
    Decrease in mortgage loans and notes receivables                                           56,485                   14,658
    Distributions from other investments                                                      405,820                   81,024
    Contributions to other investments                                                       (289,060)                (599,251)
                                                                                    ------------------        -----------------
    Net cash provided by (used in) investing activities                                       700,922                 (224,921)
                                                                                    ------------------        -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of mortgages and notes payables                                                 (55,092)                (222,982)
    Net distributions to minority partners                                                                             (30,443)
                                                                                    ------------------        -----------------
    Net cash used in financing activities                                                     (55,092)                (253,425)
                                                                                    ------------------        -----------------

    Net increase in cash and cash equivalents                                                 859,556                   57,536

    Cash and cash equivalents at beginning of the period                                    1,863,534                2,598,536
                                                                                    ------------------        -----------------

    Cash and cash equivalents at end of the period                                         $2,723,090               $2,656,072
                                                                                    ------------------        -----------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                                   $251,000                 $170,000
                                                                                    ------------------        -----------------
  Cash paid during the period for income taxes                                                     $0                   $1,000
                                                                                    ------------------        -----------------

See notes to the condensed consolidated financial statements


                                       (3)

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     -------------------------------------------
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-QSB, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2002. The balance sheet as of December 31, 2002 was derived from audited financial statements as of that date. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financials statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this Statement is effective for the December 31, 2002 financial statements. The interim reporting disclosures requirements were effective beginning with the Company's March 31, 2003 10-QSB. Because the Company continues to account for employee stock-based compensation under APB opinion No. 25, the transitional guidance of SFAS No. 148 has no effect on the financial statements at this time. There was no pro forma effect for stock based compensation during the three and six months ended June 30, 2003 and 2002.




                                       (4)

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of then-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The Company does not participate in such transactions however, is evaluating the effect of this new pronouncement, if any, and will adopt FASB 150 within the prescribed time.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (" FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIE's") created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE's in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. We are evaluating the effects, if any the adoption of FIN 46 may have on the Company's consolidated financial position, liquidity, or results of operations.
                                       (5)

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)


3.  GAIN ON SALES OF PROPERTIES
    ---------------------------
For the six months ended June 30, 2003 Grove Isle Yacht Club Associates (GIYCA) sold two yacht slips located in Miami, Florida resulting in a total net gain to the Company of approximately $78,000.

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

Net gain (loss) from investments in marketable securities for the three and six months ended June 30, 2003 and 2002 is summarized below:


                                            Three Months Ended June 30,              Six Months Ended June 30,
------------------------------------- ----------------------------------------- ------------------------------------
                   Description                       2003           2002                      2003        2002
------------------------------------- ---------------------- ------------------- ------------------- ---------------
Net realized (loss) gain from sales               ($39,615)           $159,479            ($75,284)        $100,387
of securities
Unrealized net gain (loss) in
trading securities                                  372,849          (515,860)              413,896       (652,338)
Net change in sales of securities
pending delivery                                    (8,734)          (202,233)             (38,757)       (203,224)
                                      ---------------------- ------------------ -------------------- ---------------
Total net gain (loss)                              $324,500         ($558,614)             $299,855      ($755,175)
                                      ====================== ================== ==================== ===============


For the three months ended June 30, 2003 net realized loss from sales of marketable securities of approximately $40,000 consisted of approximately $155,000 of gross losses net of approximately $115,000 of gross gains. For the six months ended June 30, 2003 net realized loss from sales of marketable securities of approximately $75,000 consisted of approximately $204,000 of gross losses net of approximately $129,000 of gross gains. For the three months ended June 30, 2002 net realized gain from sales of marketable securities of approximately $159,000 consisted of approximately $338,000 of gross gains net of approximately $179,000 of gross losses. For the six months ended June 30, 2002 net realized gain from sales of marketable securities of approximately $100,000 consisted of approximately $501,000 of gross gains net of approximately $401,000 of gross losses.

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


5.   OTHER INVESTMENTS
     -----------------
As of June 30, 2003, the Company has committed to invest approximately $11.7 million in other investments primarily in private capital funds, of which approximately $10 million has been funded. The carrying value of other investments (which reflects distributions and valuation adjustments) is approximately $5.7 million. During the three and six months ended June 30, 2003 the Company has made contributions to existing investments of approximately $199,000 and $289,000, respectively, and has received approximately $135,000 and $406,000, respectively, in distributions from other investments. The distributions in 2003 primarily consisted of one return of capital distribution in the amount of $206,000 from an investment in a partnership which recapitalized one of its operating businesses and distributed the proceeds to its partners and $133,000 distributed from a partnership which sold an investment in real estate.

Net loss from other investments for the three and six months ended June 30, 2003 and 2002, is summarized below:


                                                     Three Months Ended June30,         Six Months Ended June 30,
                                                  ---------------------------------- --------------------------------
                                                        2003             2002            2003             2002

                                                  ----------------- ---------------- -------------- -----------------
             Real estate development and                   $79,000           $1,000       $137,000           $13,000
             operation
             Internet and related                               --         (57,000)             --          (57,000)
             Income from investment in 49%
             owned affiliate (T.G.I.F. Texas,
             Inc.)                                           2,000         (11,000)         15,000            12,000
             Others, net                                   (3,000)          (3,000)        (6,000)           (6,000)
                                                  ----------------- ---------------- -------------- -----------------
             Total net gain (loss) from other              $78,000        ($70,000)       $146,000         ($38,000)
             investments
                                                  ================= ================ ============== =================


6.  NOTES AND ADVANCES DUE FROM AND TRANSACTIONS WITH RELATED PARTIES
    -----------------------------------------------------------------
In March 2003, the Company received a cash payment of $500,000 from the Adviser as payment on amounts due from the Adviser to the Company. As of June 30, 2003 the amount due from the Adviser is approximately $260,000.






                                       (7)

7.   BASIC AND DILUTED EARNINGS PER SHARE
     -------------------------------------
Basic and diluted earnings per share for the three and six months ended June 30, 2003 and 2002 are computed as follows:

                                                            For the three  months ended     For the six months ended
                                                                        June 30,                     June 30,
                                                               2003           2002          2003           2002
                                                               ----           ----          ----           ----
                Basic:
                ------
                Net Income (loss)                                  $40,967   ($300,521)    ($155,522)      ($478,881)

Weighted average shares outstanding                              1,089,135    1,089,135     1,089,135       1,089,135
                                                         -------------------------------------------------------------

             Basic earnings (loss) per share                         $0.04      ($0.28)       ($0.14)         ($0.44)
                                                         =============================================================


                Diluted:
                --------
                Net Income (loss)                                  $40,967   ($300,521)    ($155,522)      ($478,881)

Weighted average shares outstanding                              1,089,135    1,089,135     1,089,135       1,089,135

Plus incremental shares from assumed conversion: Stock
options                                                              9,018           --            --              --
                                                         -------------------------------------------------------------

Diluted weighted average common shares                           1,098,153    1,089,135     1,089,135       1,089,135
                                                         -------------------------------------------------------------

             Diluted earnings (loss) per share                       $0.04      ($0.28)       ($0.14)         ($0.44)
                                                         =============================================================


The effect of 86,000 options to purchase shares of the Company's common stock were not included in the calculation of diluted earnings per share for the six months ended June 30, 2003 and 2002, and for the three months ended June 30, 2002, as their effect would have been anti-dilutive.



                                       (8)

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------
The Company reported net income of approximately $41,000 (or $.04 per share) for the three months ended June 30, 2003 and a net loss of approximately $156,000 (or $.14 per share) for the six months ended June 30, 2003. This is as compared with a net loss of approximately $301,000 (or $.28 per share) and $479,000 (or $.44 per share) for the three and six months ended June 30, 2002, respectively. Total revenues for the three and six months ended June 30, 2003 as compared with the same periods in 2002, increased by approximately $1 million and $1.2 million, respectively. Total expenses for the three and six months ended June 30, 2003, as compared with the same periods in 2002, increased by approximately $107,000 (or 14%) and $170,000 (or 11%), respectively. Gain on sales of properties for the three and six months ended June 30, 2003 was approximately $39,000 and $78,000, respectively, as compared with gains of approximately $363,000 and $371,000, respectively, for the three and six months ended June 30, 2002.

REVENUES
Rentals and related revenues for the three and six months ended June 30, 2003 as compared with the same comparable periods in 2002 remained relatively consistent.

Net gain from investments in marketable securities for the three and six months ended June 30, 2003 was approximately $325,000 and $300,000, respectively, as compared with a net loss of approximately $559,000 and $755,000, respectively, for the same comparable three six month periods in 2002. See discussion in Note 4 to Condensed Consolidated Financial Statements (unaudited).

Net gain from other investments for the three and six months ended June 30, 2003 was approximately $78,000 and $146,000, respectively, as compared with a net loss from other investments of approximately $70,000 and $38,000 for the same three and six month comparable periods in 2002. See discussion in Note 5 to Condensed Consolidated Financial Statements (unaudited).

Interest and dividend income for the three and six months ended June 30, 2003 was approximately $67,000 and $130,000, respectively, as compared with approximately $72,000 and $151,000, respectively, for the same three and six month comparable periods in 2002. The decrease in the six month comparable periods of approximately $21,000 (or 14%) was primarily due to fewer investments in the portfolio that yielded interest and dividends combined with lower market interest rates.

EXPENSES

Rental and other properties expenses for the three and six months ended June 30, 2003 as compared with the same periods in 2002 decreased by approximately $23,000 (or 16%) and $24,000 (or 8%). These decreases were primarily a result of decreased insurance expense.

Marina expenses for the three and six months ended June 30, 2003 remained consistent with that of the three and six months ended June 30, 2002.

Adviser's base fee increased by $60,000 and $120,000 (or 36%) for the three and six months ended June 30, 2003, respectively, as compared with the same periods in 2002. As previously disclosed, this was as a result of a shareholder-approved contractual increase in the Adviser's base fee. This amendment increased the annual Adviser base fee from $660,000 to $900,000 effective January 1, 2003.

                                       (9)

Management's Discussion and Analysis of Financial
Condition and Results of Operations
(continued)

General and Administrative expenses increase by approximately $22,000 (or 42%) and $27,000 (or 22%), respectively for the three and six months ended June 30, 2003 as compared with the same comparable periods in 2002. These increases were primarily attributable to increased travel and meals and entertainment expenses of approximately $14,000, payroll and related expense of approximately $6,000 and increased dues and subscriptions of approximately $5,000.

Professional fees increased by approximately $26,000 (or 67%) and $30,000 (or 38%), respectively for the three and six months ended June 30, 2003 as compared with the same comparable periods in 2002. These increases were primarily attributable to increased legal costs associated with shareholder relations.

Interest expense decrease by approximately $11,000 and $21,000 (or 8%), respectively for the three and six months ended June 30, 2003 as compared with the same comparable periods in 2002. This was primarily as a result of decreased variable interest rates and overall reduction in outstanding debt.

EFFECT OF INFLATION:
--------------------
Inflation affects the costs of operating and maintaining the Company's investments. In addition, rentals under certain leases are based in part on the lessee's sales and tend to increase with inflation, and certain leases provide for periodic adjustments according to changes in predetermined price indices.

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES
-----------------------------------------------------------------
The Company's material commitments in 2003 primarily consist of maturities of debt obligations of approximately $3.9 million and commitments to fund private capital investments of approximately $1.7 million due upon demand. The funds necessary to meet these obligations are expected to be available from the proceeds of sales of properties or investments, refinancing, distributions from investments and available cash. The majority of maturing debt obligations for 2003 is a note payable to the Company's 49% owned affiliate, T.G.I.F. Texas, Inc. ("TGIF") of approximately $3.7 million. This amount is due on demand. It is expected that this obligation when due to TGIF would be paid with funds available from distributions from its investments and from available cash.

MATERIAL COMPONENTS OF CASH FLOWS
---------------------------------
For the six months ended June 30, 2003, net cash provided by operating activities was approximately $214,000. Included in this amount are net proceeds from sales and redemptions of marketable securities of approximately $1.7 million less increased investments in of marketable securities of approximately $556,000 and decreased other liabilities (margin payables) of approximately $680,000.

For the six months ended June 30, 2003, net cash provided by investing activities was approximately $701,000. This was comprised primarily of repayments received on notes and advances due from related parties of approximately $400,000, distributions from other investments of approximately $406,000, net proceeds from sales of properties of approximately $127,000 less contributions to other investments of approximately $289,000.

For the six months ended June 30, 2003, net cash used in financing activities was approximately $55,000 consisting of repayments of mortgages and notes payable.



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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financials statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this Statement is effective for the December 31, 2002 financial statements. The interim reporting disclosures requirements were effective beginning with the Company's March 31, 2003 10-QSB. Because the Company continues to account for employee stock-based compensation under APB opinion No. 25, the transitional guidance of SFAS No. 148 has no effect on the financial statements at this time. There was no pro forma effect for stock based compensation during the three and six months ended June 30, 2003 and 2002.

During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of then-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The Company does not participate in such transactions however, is evaluating the effect of this new pronouncement, if any, and will adopt FASB 150 within the prescribed time.


                                      (11)

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

In January 2003, the FASB issued FASB Interpretation No. 46 (" FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIE's") created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE's in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. We are evaluating the effects, if any the adoption of FIN 46 may have on the Company's consolidated financial position, liquidity, or results of operations.

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





                                      (12)

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings
-------  -----------------
            No items to report.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

On July 25, 2003, the shareholders approved the renewal of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2004 and expiring December 31, 2004, and reelected the Company's Board of Directors by the following votes:


                                                                         Number of votes
                                                            -------------------------------------------
                                                                  For            Against/Withheld
                                                            -------------------------------------------

  Directors:
     Walter G. Arader                                          1,004,315               5,465
     Harvey Comita                                             1,004,315               5,465
     Lawrence Rothstein                                        1,004,315               5,465
     Maurice Wiener                                            1,004,315               5,465

  Renewal of Advisory Agreement                                1,003,314               5,465


John Bailey, a long-time director and nominee, passed away in early July 2003. The Board has not yet filled this vacancy.

The number of votes for the renewal of the Advisory Agreement represents a majority of the votes cast at the meeting.


Item 6.     Exhibits and Reports on Form 8-K
-------     --------------------------------


      (a) Certifications pursuant to 18 USC Section 1350-Sarbanes-Oxley Act of 2002. Filed herewith.

      (b) There were no reports on Form 8-K filed for the quarter ended June 30, 2003.


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


                                        HMG/COURTLAND PROPERTIES, INC.
                                        ------------------------------






Dated:       August 14, 2003            _______________________________
                                        /s/Lawrence Rothstein
                                        President, Treasurer and Secretary
                                        Principal Financial Officer





Dated:      August 14, 2003             _______________________________
                                        /s/Carlos Camarotti
                                        Vice President - Finance and Controller
                                        Principal Accounting Officer






















                                      (14)