Form 10QSB
period 2003-09-30
HMG COURTLAND PROPERTIES INC
filed 2003-11-14
CIK 311817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly period ended September 30, 2003
                                     -------------------

                                       OR


 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------  ---------------

                          Commission file number 1-7865
                                                -------

                         HMG/COURTLAND PROPERTIES, INC.
          ------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Delaware                                  59-1914299
   -----------------------------                      ----------------
  (State or other jurisdiction of                    (I.R.S.Employer
   incorporation or organization)                    Identification No.)



              1870 S. Bayshore Drive, Coconut Grove, Florida     33133
        ----------------------------------------------------------------
              (Address of principal executive offices)          (Zip Code)


                                  305-854-6803
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
 -------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)

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

1,089,135 common shares were outstanding as of October 31, 2003.



                         HMG/COURTLAND PROPERTIES, INC.

                                      Index


                                                                                                        PAGE
                                                                                                       NUMBER
                                                                                                       ------

PART I.      Financial Information

             Item 1.   Financial Statements

             Condensed Consolidated Balance Sheets as of
             September 30, 2003 (Unaudited) and December 31, 2002.........................................1

             Condensed Consolidated Statements of Operations for the
             Three and Nine Months Ended September 30, 2003 and 2002 (Unaudited)..........................2

             Condensed Consolidated Statements of Cash Flows for the
             Nine Months Ended September 30, 2003 and 2002 (Unaudited)....................................3

             Notes to Condensed Consolidated Financial Statements (Unaudited).............................4

             Item 2.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations.............................................9

             Item 3.  Controls and Procedures............................................................11

PART II.   Other Information
             Item 1.   Legal Proceedings . . . ..........................................................11
             Item 4.   Submission of Matters to a Vote of Security Holders ..............................11
             Item 6.   Exhibits and Reports on Form 8-K..................................................11
Signatures...............................................................................................12




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


HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------------------------

                                                                                      September 30,                 December 31,
                                                                                          2003                          2002
                                  ASSETS                                               (UNAUDITED)
Investment properties, net of accumulated depreciation:
  Commercial and industrial                                                             $2,642,415                    $2,737,158
  Hotel and club facility                                                                4,311,771                     4,607,964
  Yacht slips                                                                              285,478                       379,332
  Land held for development                                                              1,083,855                     1,854,318
                                                                           ------------------------      ------------------------
                     Total investment properties, net                                    8,323,519                     9,578,772


Cash and cash equivalents                                                                2,567,928                     1,863,534
Investments in marketable securities                                                     4,229,464                     3,730,820
Other investments                                                                        5,442,711                     5,694,448
Investment in affiliate                                                                  2,919,776                     2,894,196
Cash restricted pending delivery of securities                                             180,367                        23,921
Loans, notes and other receivables                                                       1,057,341                     1,142,882
Notes and advances due from related parties                                              1,003,376                     1,414,974
Deferred taxes                                                                             651,000                       801,000
Other assets                                                                               165,496                       195,612
                                                                           ------------------------      ------------------------
                               TOTAL ASSETS                                             26,540,978                    27,340,159
                                                                           ------------------------      ------------------------



                               LIABILITIES
Mortgages and notes payable                                                              8,419,707                     8,622,406
Accounts payable and accrued expenses                                                      365,901                       235,948
Sales of securities pending delivery                                                                                      80,117
Other liabilities                                                                                                        679,891
                                                                           ------------------------      ------------------------
                            TOTAL LIABILITIES                                            8,785,608                     9,618,362


Minority interests                                                                         299,509                       270,738
                                                                           ------------------------      ------------------------

                      COMMITMENTS AND CONTINGENCIES

                           STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; 2,000,000 shares
   authorized; none issued
Excess common stock, $1 par value; 500,000 shares authorized;
   none issued
Common stock, $1 par value; 1,500,000 shares authorized;
   1,315,635 shares issued and outstanding                                               1,315,635                     1,315,635
Additional paid-in capital                                                              26,571,972                    26,571,972
Undistributed gains from sales of properties, net of losses                             39,226,891                    38,840,780
Undistributed losses from operations                                                   (47,740,773)                  (47,329,464)
                                                                           ------------------------      ------------------------
                                                                                        19,373,725                    19,398,923

Less:  Treasury stock, at cost (226,500 shares)                                         (1,659,114)                   (1,659,114)
            Notes receivable from exercise of stock options                               (258,750)                     (288,750)
                                                                           ------------------------      ------------------------
                        TOTAL STOCKHOLDERS' EQUITY                                      17,455,861                    17,451,059


                                                                           ------------------------      ------------------------
                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $26,540,978                   $27,340,159
                                                                           ------------------------      ------------------------

See notes to the condensed consolidated financial statements




HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

-------------------------------------------------------------------------


                                                                          Three months ended                   Nine months ended
                                                                             September 30,                        September 30,
                                REVENUES                               2003                  2002              2003           2002
                                                                   -----------------------------------------------------------------
Real estate rentals and related revenue                               $445,336          $409,154        $1,260,110       $1,223,970
Marina revenues                                                        120,553           108,717           362,152          350,267
Net gain (loss) from investments in marketable securities              190,626          (535,065)          490,481       (1,290,240)
Net (loss) gain from other investments                                (105,527)         (118,396)           40,752         (156,510)
Interest, dividend and other income                                     78,867            55,729           209,289          206,519
                                                                   -----------------------------------------------------------------
                             Total revenues                            729,855           (79,861)        2,362,784          334,006

                                EXPENSES
Operating expenses:
  Rental and other properties                                          144,943           141,096           413,540          433,193
  Marina expenses                                                       99,817            86,556           281,926          259,267
  Depreciation and amortization                                        145,016           150,056           437,362          453,754
  Adviser's base fee                                                   225,000           165,000           675,000          495,000
  General and administrative                                            70,781            54,107           218,188          174,866
  Professional fees and expenses                                        54,509            57,595           163,857          136,672
  Directors' fees and expenses                                          17,618            17,061            46,126           48,249
                                                                   -----------------------------------------------------------------
                        Total operating expenses                       757,684           671,471         2,235,999        2,001,001

Interest expense                                                       123,371           133,205           374,054          405,168
Minority partners' interests in operating gain (loss) of
         consolidated entities                                           3,331           (28,627)           14,040          (60,484)
                                                                   -----------------------------------------------------------------
                             Total expenses                            884,386           776,049         2,624,093        2,345,685
                                                                   -----------------------------------------------------------------

Loss before sales of properties and income taxes                      (154,531)         (855,910)         (261,309)      (2,011,679)

Gain on sales of properties, net                                       307,855            63,359           386,111          433,997
                                                                   -----------------------------------------------------------------
                   Income (loss) before income taxes                   153,324          (792,551)          124,802       (1,577,682)

Provision for (benefit from) income taxes                               23,000          (354,851)          150,000         (661,101)

                                                                   -----------------------------------------------------------------
                           Net income (loss)                          $130,324         ($437,700)         ($25,198)       ($916,581)
                                                                   =================================================================


Net Income (Loss) Per Common Share:
     Basic and diluted                                                   $0.12            ($0.40)           ($0.02)          ($0.84)

See notes to the condensed consolidated financial statements






HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------------------


                                                                                             Nine months ended September 30,
                                                                                                2003                     2002
                                                                                     -----------------        -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                   ($25,198)               ($916,581)
   Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and amortization                                                            437,362                  453,754
     Net (gain) loss from other investments                                                   (40,827)                 156,510
     Gain on sales of properties, net                                                        (386,111)                (433,997)
     Net (gain) loss from investments in marketable securities                               (490,481)               1,290,240
     Minority partners' interest in operating gains (losses)                                   14,040                  (60,484)
     Deferred income tax expense (benefit)                                                    150,000                 (455,000)
     Changes in assets and liabilities:
       Decrease in other assets and other receivables                                         122,558                   71,302
       Net proceeds from sales and redemptions of securities                                1,985,168                2,417,861
       (Increase) decrease in restricted cash                                                (260,466)                 139,924
       Increased investments in marketable securities                                      (1,971,213)              (1,541,700)
       Increase in accounts payable and accrued expenses                                      129,953                  103,006
       Decrease in current income taxes payable                                                                       (219,174)
       Decrease in other liabilities                                                         (679,891)                (219,454)
       Repayment of note receivable from stock options exercised                               30,000
                                                                                     -----------------        -----------------
    Total adjustments                                                                        (959,908)               1,702,788
                                                                                     -----------------        -----------------
    Net cash (used in) provided by operating activities                                      (985,106)                 786,207
                                                                                     -----------------        -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net proceeds from disposals of properties                                               1,227,802                  617,379
    Decrease (increase) in notes and advances from related parties                            411,598                 (416,792)
    Net (increase) decrease in mortgage loans and notes receivables                           (25,195)                 194,960
    Distributions from other investments                                                      839,044                   94,679
    Contributions to other investments                                                       (561,050)                (999,751)
                                                                                     -----------------        -----------------
    Net cash provided by (used in) investing activities                                     1,892,199                 (509,525)
                                                                                     -----------------        -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of mortgages and notes payables                                                (202,699)                (272,876)
    Dividends paid                                                                                                    (326,741)
    Net distributions to minority partners                                                                             (30,443)
                                                                                     -----------------        -----------------
    Net cash used in financing activities                                                    (202,699)                (630,060)
                                                                                     -----------------        -----------------

    Net increase in cash and cash equivalents                                                 704,394                 (353,378)

    Cash and cash equivalents at beginning of the period                                    1,863,534                2,598,536
                                                                                     -----------------        -----------------

    Cash and cash equivalents at end of the period                                         $2,567,928               $2,245,158
                                                                                     -----------------        -----------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                                   $318,000                 $262,000
                                                                                     -----------------        -----------------
  Cash paid during the period for income taxes                                                 $2,000                  $11,000
                                                                                     -----------------        -----------------

See notes to the condensed consolidated financial statements


                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-QSB, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2002. The balance sheet as of December 31, 2002 was derived from audited financial statements as of that date. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

2. RECENT ACCOUNTING PRONOUNCEMENTS.
------------------------------------

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financials statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this Statement is effective for the December 31, 2002 financial statements. The interim reporting disclosures requirements were effective beginning with the Company's March 31, 2003 10-QSB. Because the Company continues to account for employee stock-based compensation under APB opinion No. 25, the transitional guidance of SFAS No. 148 has no effect on the financial statements at this time. There was no pro forma effect for stock based compensation during the three and nine months ended September 30, 2003 and 2002.





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



                                       (5)

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

3. GAIN ON SALES OF PROPERTIES
-------------------------------

For the nine months ended September 30, 2003 Grove Isle Yacht Club Associates (GIYCA) sold three yacht slips located in Miami, Florida resulting in a total net gain to the Company of approximately $105,000.

In September 2003, The Grove Towne Center-Texas, Ltd (TGTC) sold approximately 5 acres of vacant land in Houston, Texas resulting in a net gain to the Company of approximately $281,000.

4. INVESTMENTS IN MARKETABLE SECURITIES
-----------------------------------------

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

Net gain (loss) from investments in marketable securities for the three and nine months ended September 30, 2003 and 2002 is summarized below:



                                              Three Months Ended September 30,    Nine Months Ended September 30,
---------------------------------- ------------------------------------------ -----------------------------------
                   Description                       2003          2002              2003             2002
------------------------------------- ---------------------- ------------------ --------------- -----------------
Net realized gain (loss) from sales                $178,942          ($489,629)       $103,658         ($389,242)
of securities
Unrealized net (loss) gain in
trading securities                                   (3,169)           (87,090)        410,727          (739,428)
Net change in sales of securities
pending delivery                                     14,853             41,654         (23,904)         (161,570)
                                      ---------------------- ------------------ --------------- -----------------
Total net gain (loss)                              $190,626         ($535,065)        $490,481       ($1,290,240)
                                      ====================== ================== =============== =================


For the three months ended September 30, 2003 net realized gain from sales of marketable securities of approximately $179,000 consisted of approximately $199,000 of gross gains net of approximately $20,000 of gross losses. For the nine months ended September 30, 2003 net realized gain from sales of marketable securities of approximately $104,000 consisted of approximately $328,000 of gross gains net of approximately $224,000 of gross gains. For the three months ended September 30, 2002 net realized loss from sales of marketable securities of approximately $490,000 consisted of approximately $82,000 of gross gains net of $572,000 of gross losses. For the nine months ended September 30, 2002 net realized loss from sales of marketable securities of approximately $389,000 consisted of approximately $583,000 of gross gains net of $972,000 of gross losses.

Net change in sales of securities pending delivery represents the changes in the market value of those securities and the delivery of securities to realize gain or loss from these transactions. In September 2003, the Company covered all remaining short sales utilizing stock distributions from investments in one venture capital fund. The Company realized a gain on short sales covered for the three months ended September 30, 2003 of approximately $192,000. This amount is included in the realized gain on sale of securities described above.




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

5. OTHER INVESTMENTS
----------------------
As of September 30, 2003, the Company has committed to invest approximately $11.9 million in other investments primarily in private capital funds, of which approximately $10.2 million has been funded. The carrying value of other investments (which reflects distributions and valuation adjustments) is approximately $5.4 million. During the three and nine months ended September 30, 2003, the Company has made contributions to existing and new investments of approximately $300,000 and $561,000, respectively, and has received approximately $433,000 and $839,000, respectively, in distributions from other investments. The distributions in 2003 primarily consisted of one return of capital distribution in the amount of $567,000 from an investment in a partnership which sold one of its operating businesses and distributed the proceeds to its partners and $133,000 distributed from a partnership which sold an investment in real estate.

Net loss from other investments for the three and nine months ended September 30, 2003 and 2002, is summarized below:


                                                   Three Months Ended September30,   Nine Months Ended September 30,
                                                  ---------------------------------- --------------------------------
                                                           2003             2002            2003             2002
                                                  ----------------- ---------------- -------------- -----------------
             Real estate development and                $ --                $3,000        $138,000           $16,000
             operation
             Technology related funds                    (114,000)        (122,000)       (114,000)         (180,000)
             Income from investment in 49%
             owned affiliate (T.G.I.F. Texas,
             Inc.)                                         11,000            4,000          26,000            16,000
             Others, net                                   (3,000)          (3,000)         (9,000)           (9,000)
                                                  ----------------- ---------------- -------------- -----------------
             Total net (loss) gain from other
             investments                                ($106,000)       ($118,000)        $41,000         ($157,000)
                                                  ================= ================ ============== =================


6. NOTES AND ADVANCES DUE FROM AND TRANSACTIONS WITH RELATED PARTIES
---------------------------------------------------------------------
In March 2003, the Company received a cash payment of $500,000 from the Adviser as payment on amounts due from the Adviser to the Company. As of September 30, 2003 the amount due from the Adviser is approximately $245,000.




                                       (7)


7. BASIC AND DILUTED EARNINGS PER SHARE
-----------------------------------------
Basic and diluted earnings per share for the three and nine months ended
September 30, 2003 and 2002 are computed as follows:
                                                            For the three months ended     For the nine months ended

                                                                        September 30,               September 30,
                                                                    2003         2002          2003            2002
                Basic:                                              ----         ----          ----            ----
                Net Income (loss)                                 $130,324   ($437,700)     ($25,198)      ($916,581)

Weighted average shares outstanding                              1,089,135   1,089,135     1,089,135       1,089,135
                                                         -------------------------------------------------------------

             Basic earnings (loss) per share                         $0.12      ($0.40)       ($0.02)         ($0.84)
                                                         =============================================================


                Diluted:
                --------
                Net Income (loss)                                 $130,324   ($437,700)     ($25,198)      ($916,581)

Weighted average shares outstanding                              1,089,135   1,089,135     1,089,135       1,089,135

Plus incremental shares from assumed conversion: Stock
options                                                              8,192           --        6,726              --
                                                         -------------------------------------------------------------

Diluted weighted average common shares                           1,097,327   1,089,135     1,095,861       1,089,135
                                                         -------------------------------------------------------------

             Diluted earnings (loss) per share                       $0.12      ($0.40)       ($0.02)         ($0.84)
                                                         =============================================================


The effect of 86,000 options to purchase shares of the Company's common stock were not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2003 and 2002, as their effect would have been anti-dilutive.


                                       (8)

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------

The Company reported net income of approximately $130,000 (or $.12 per share) for the three months ended September 30, 2003 and a net loss of approximately $25,000 (or $.02 per share) for the nine months ended September 30, 2003. This is as compared with a net loss of approximately $438,000 (or $.40 per share) and $917,000 (or $.84 per share) for the three and nine months ended September 30, 2002, respectively. Total revenues for the three and nine months ended September 30, 2003 as compared with the same periods in 2002, increased by approximately $810,000 and $2 million, respectively. Total expenses for the three and nine months ended September 30, 2003, as compared with the same periods in 2002, increased by approximately $108,000 (or 14%) and $278,000 (or 12%), respectively. Gain on sales of properties for the three and nine months ended September 30, 2003 was approximately $308,000 and $386,000, respectively, as compared with gains of approximately $63,000 and $434,000, respectively, for the three and nine months ended September 30, 2002.

REVENUES
Rentals and related revenues for the three and nine months ended September 30, 2003 as compared with the same comparable periods in 2002 remained relatively consistent.

Net gain from investments in marketable securities for the three and nine months ended September 30, 2003 was approximately $191,000 and $490,000, respectively, as compared with a net loss of approximately $535,000 and $1,290,000, respectively, for the same comparable three and nine month periods in 2002. See discussion in Note 4 to Condensed Consolidated Financial Statements (unaudited).

Net loss from other investments for the three months ended September 30, 2003 was approximately $106,000, as compared with a net loss from other investments of approximately $118,000 for the same three month period in 2002. Net gain from other investments for the nine months ended September 30, 2003 was approximately $41,000, as compared with a net loss from other investments of approximately $157,000 for the same nine month period in 2002.See discussion in Note 5 to Condensed Consolidated Financial Statements (unaudited).

Interest and dividend income for the three and nine months ended September 30, 2003 was approximately $79,000 and $209,000, respectively, as compared with approximately $56,000 and $207,000, respectively, for the same three and nine month comparable periods in 2002. The increase in the three month comparable periods of approximately $23,000 (or 41%) was primarily due to an increase in the number of investments in the portfolio that yielded interest and dividends, primarily increased investments in bonds.

EXPENSES

Rental and other properties expenses for the three and nine months ended September 30, 2003 remained consistent with that of the same comparable periods in 2002.

Marina expenses for the three and nine months ended September 30, 2003 remained consistent with that of the three and nine months ended September 30, 2002.



                                       (9)

Management's Discussion and Analysis of Financial
Condition and Results of Operations
(continued)

Adviser's base fee increased by $60,000 and $180,000 (or 36%) for the three and nine months ended September 30, 2003, respectively, as compared with the same periods in 2002. As previously disclosed, this was as a result of a shareholder-approved contractual increase in the Adviser's base fee. This amendment increased the annual Adviser base fee from $660,000 to $900,000 effective January 1, 2003.

General and Administrative expenses increase by approximately $17,000 (or 31%) and $43,000 (or 25%), respectively for the three and nine months ended September 30, 2003 as compared with the same comparable periods in 2002. These increases between the nine month comparable periods were primarily attributable to payroll and related expense of approximately $24,000, increased travel and meals and entertainment expenses of approximately $10,000, and increased dues and subscriptions of approximately $7,000.

Professional fees increased by approximately $3,000 (or 5%) and $27,000 (or 20%), respectively for the three and nine months ended September 30, 2003 as compared with the same comparable periods in 2002. These increases were primarily attributable to increased legal costs associated with shareholder relations.

Interest expense decrease by approximately $10,000 (or 7%) and $31,000 (or 7%), respectively for the three and nine months ended September 30, 2003 as compared with the same comparable periods in 2002. This was primarily as a result of decreased variable interest rates and overall reduction in outstanding debt.

EFFECT OF INFLATION:
Inflation affects the costs of operating and maintaining the Company's investments. In addition, rentals under certain leases are based in part on the lessee's sales and tend to increase with inflation, and certain leases provide for periodic adjustments according to changes in predetermined price indices.

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES The Company's material commitments in 2003 primarily consist of maturities of debt obligations of approximately $3.8 million and commitments to fund private capital investments of approximately $1.7 million due upon demand. The funds necessary to meet these obligations are expected to be available from the proceeds of sales of properties or investments, refinancing, distributions from investments and available cash. The majority of maturing debt obligations for 2003 is a note payable to the Company's 49% owned affiliate, T.G.I.F. Texas, Inc. ("TGIF") of approximately $3.7 million. This amount is due on demand. It is expected that this obligation when due to TGIF would be paid with funds available from distributions from its investments and from available cash.

MATERIAL COMPONENTS OF CASH FLOWS
For the nine months ended September 30, 2003, net cash used in operating activities was approximately $985,000. Included in this amount are net proceeds from sales and redemptions of marketable securities of approximately $2.0 million less increased investments in of marketable securities of approximately $2.0 million, decreased other liabilities (margin payables) of approximately $680,000 and increased restricted cash of approximately $260,000 from increased sales of securities pending delivery (short sales).




                                      (10)

Management's Discussion and Analysis of Financial
Condition and Results of Operations
(continued)


For the nine months ended September 30, 2003, net cash provided by investing activities was approximately $1.9 million. This was comprised primarily of net proceeds from sales of properties of approximately $1.2 million, distributions from other investments of approximately $839,000, repayments received on notes and advances due from related parties of approximately $412,000, less contributions to other investments of approximately $561,000.

For the nine months ended September 30, 2003, net cash used in financing activities was approximately $203,000 consisting of repayments of mortgages and notes payable.

RECENT ACCOUNTING PRONOUNCEMENTS. See discussion of new accounting
--------------------------------
pronouncements in note 2 to the financial statements.


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


PART II.   OTHER INFORMATION

Item 1.     Legal Proceedings
-------     -----------------
                               No items to report.

Item 4.     Submission of Matters to a Vote of Security Holders.
-------     ----------------------------------------------------
                  No items to report.

Item 6.     Exhibits and Reports on Form 8-K
------      --------------------------------

     (a) Certifications pursuant to 18 USC Section 1350-Sarbanes-Oxley Act of 2002. Filed herewith.

     (b) On October 8, 2003 the Company filed a Form 8-K which reported the change in the Company's certifying accountant.




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


                                       HMG/COURTLAND PROPERTIES, INC.
                                       ------------------------------





Dated:       November 14, 2003
                                       /s/Lawrence Rothstein
                                       ----------------------------------
                                       President, Treasurer and Secretary
                                       Principal Financial Officer





Dated:      November 14, 2003
                                       /s/Carlos Camarotti
                                       ---------------------------------------
                                       Vice President - Finance and Controller
                                       Principal Accounting Officer


                                      (12)


Exhibits:
---------