Form 10KSB
period 2003-12-31
HMG COURTLAND PROPERTIES INC
filed 2004-03-30
CIK 311817

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

               [X] Annual Report under Section 13 or 15(d) of the
                      Securities and Exchange Act of 1934

                   For the fiscal year ended December 31, 2003
                                             -----------------

               [ ] Transition Report under Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934

                         Commission file number: 1-7865

                         HMG/COURTLAND PROPERTIES, INC.
                         ------------------------------
                 (Name of Small Business issuer in its Charter)

             Delaware                                       59-1914299
   --------------------------                               ----------
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                     Identification Number)


   1870 S. Bayshore Drive, Coconut Grove, Florida              33133
   --------------------------------------------------      ------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

DOCUMENTS INCORPORATED BY REFERENCE: See Item 13, for items incorporated by reference into this Annual Report on Form 10KSB. Exhibit Index: Page No.: 54

The issuer's revenues for its most recent fiscal year were $3,285,965

The aggregate market value of the voting stock held by non-affiliates of the Registrant (excludes shares of voting stock held by directors, executive officers and beneficial owners of more than 10% of the Registrant's voting stock; however, this does not constitute an admission that any such holder is an

"affiliate" for any purpose) based on the closing price of the stock as traded on the American Stock Exchange on March 4, 2004 was $4,530,874.The number of shares outstanding of the issuer's common stock, $1 par value as of the latest practicable date: 1,089,135 shares of common stock, $1 par value, as of March 4, 2004.

                                TABLE OF CONTENTS

PART I                                                                      PAGE

    Item 1.  Description of Business                                         3

    Item 2.  Description of Property                                         6

    Item 3.  Legal Proceedings                                               8

    Item 4.  Submission of Matters to a Vote of Security Holders             8


PART II

    Item 5.  Market Price for Common Equity and Related Stockholder Matters
                 and Purchases of Equity Securities                          9

    Item 6.  Management's Discussion and Analysis or Plan of Operation      10

    Item 7.  Financial Statements                                           17

    Item 8.  Changes in and Disagreements with Accountants
                  On Accounting and Financial Disclosure                    43

    Item 8A. Controls and Procedures                                        43

PART III

     Item 9.  Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 1b (a) of the Exchange Act           44

    Item 10. Executive Compensation                                         44

    Item 11. Security Ownership of Certain Beneficial Owners and Management 46

    Item 12. Certain Relationships and Related Transactions                 47

    Item 13. Exhibits and Reports on Form 8-K                               49

    Item14. Principal Accountants Fees and Services                         49

SIGNATURES                                                                  51

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

Item 1. Description of Business.
-------------------------------
HMG/Courtland Properties, Inc. ("HMG"), organized in 1972, is a Delaware corporation and qualifies for taxation as a real estate investment trust ("REIT") under the Internal Revenue Code. HMG and its subsidiaries (the "Company") business is the ownership and management of income-producing commercial properties and its management considers other investments if such investments offer growth or profit potential. Properties owned by the Company include a hotel, private club and marina located in Coconut Grove, Florida; a shopping center in Jacksonville, Florida; and undeveloped land in Houston, Texas, Rhode Island and Vermont. The Company acquires its real estate and other investments utilizing available cash, trading securities or borrowing funds. The Company has invested its available cash in income-producing debt and equity instruments, including but not limited to those in real estate related activities. The Company's primary source of recurring operating revenue is from rental and related properties.

Reference is made to Item 12. Certain Relationships and Related Transactions for discussion of the Company's organizational structure and related party transactions.

Other investments.
-----------------
The Company's other investments consist of equity interests in various privately held entities, primarily limited partnerships whose purpose is to invest venture capital funds in growth-oriented enterprises which may include investments in commercial real estate. As of December 31, 2003, the Company has committed to invest approximately $11.1 million in these types of investments, of which approximately $9.5 million has been funded. Of the total amount committed, approximately $1.6 million is in real estate related investments and the remaining investments are in other private entities which invest in diversified growth-oriented enterprises.

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

Consistent with the Company's overall investment objectives and activities management classifies all marketable securities as being held in a trading portfolio. Accordingly, all unrealized gains and losses on the Company's investments in marketable securities were recorded in the statement of operations.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. As of December 31, 2003 and 2002, the market value of investments in marketable securities amounted to approximately $4.9 million and $3.7 million, respectively.

Information with respect to the amounts and types of investments in marketable securities is set forth in Note 3 of the Notes to Consolidated Financial Statements.

Investment in affiliate:
------------------------
Information with respect to the investment in affiliate is set forth in Note 5 of the Notes to Consolidated Financial Statements.

Insurance, Environmental Matters and Other.
-------------------------------------------
In the opinion of management, all significant assets of the Company are adequately covered by insurance and the cost and effects of complying with environmental laws do not have a material impact on the Company's operations.

For the years ended December 31, 2003 and 2002 the Company elected not to renew its windstorm insurance coverage for the boat slips at the Grove Isle marina. At the time Management believed that the cost of the insurance coverage was overvalued in comparison with any benefit obtained from reduced risk. Furthermore, the structural stability and location of the slips (concrete pilings located in an inland bay) may mitigate the damage from windstorm. As a result of a more favorable insurance market, effective January 1, 2004 the Company was able to obtain windstorm coverage for the marina at a cost more favorable than previously available, and has renewed its windstorm coverage.

Competition.
-------------
The Company competes for suitable opportunities for real estate investments with other real estate investment trusts, foreign investors, pension funds, insurance companies and other investors. The Company also competes with other real estate investors and borrowers for available sources of financing.

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

Employees.
----------
The Company has one employee who is an officer of Courtland Investments (a 95%-owned consolidated subsidiary). This employee assumed the responsibilities of the prior project manager of one of the Company's properties. The Company has no employees other than officers who are not compensated for their services as such in accordance with its Advisory Agreement (the "Agreement") with the Advisor. Reference is made to Item 12. Certain Relationships and Related Transactions

Terms of the Agreement. Under the terms of the Agreement, the Adviser serves as the Company's investment adviser and, under the supervision of the directors of the Company, administers the day-to-day operations of the Company. All officers of the Company, other than the project manager described above (who is not employed by the Adviser), who are officers of the Adviser are compensated solely by the Adviser for their services. The Agreement is renewable annually upon the approval of a majority of the directors of the Company who are not affiliated with the Adviser and a majority of the Company's shareholders. The contract may be terminated at any time on 120 days written notice by the Adviser or upon 60 days written notice by a majority of the unaffiliated directors of the Company or the holders of a majority of the Company's outstanding shares.

On July 25, 2003, the shareholders approved the renewal of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2004, and expiring December 31, 2004.

The Adviser is majority owned by Mr. Wiener with the remaining shares owned by certain officers, including Mr. Rothstein. The officers and directors of the Adviser are as follows: Maurice Wiener, Chairman of the Board and Chief Executive officer; Lawrence I. Rothstein, President, Treasurer, Secretary and Director; and Carlos Camarotti, Vice President - Finance and Assistant Secretary.

Advisory Fees. For the years ended December 31, 2003 and 2002, the Company and its subsidiaries paid the Adviser approximately $977,000 and $660,000 in fees, respectively, of which $900,000 represented regular compensation and approximately $77,000 represented incentive compensation for 2003. There was no incentive fee for 2002. The Adviser is also the manager for certain of the Company's affiliates and received management fees of approximately $17,000 and $30,000 in 2003 and 2002, respectively, for such services.

Item 2. Description of Property.
-------------------------------

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

The initial term of the lease with Westgroup is ten years and calls for annual net base rent, as amended in 1999, of $918,400, plus real estate taxes and property insurance, payable in monthly installments. In addition to the base rent, Westgroup also pays the Company participation rent consisting of a portion of Westgroup's operating surplus. Participation rent is due at end of each lease year. There has been no participation rent since the inception of the lease. The 1999 lease amendment also increased base rent commencing January 1, 2002 in accordance with changes in the Consumer Price Index ("CPI"). Base rent for 2003 was $986,986, increasing to $1,003,157 in 2004. Concurrently, participation rent will be reduced by the amount by which base rent increases solely as a result of CPI increases for the lease year.

The facility is encumbered by a mortgage note payable with an outstanding balance of approximately $3.4 million and $3.8 million as of December 31, 2003 and 2002, respectively. This loan bears interest at 6.86% until September 2004, then adjusted every three years thereafter to 2.9% plus the current index value of the weekly average yield on U.S. Treasury securities. This loan matures in September 2010.

In 1997 and in conjunction with the aforementioned agreements, the Company advanced $500,000 to the principal owner of Noble House Resorts, Inc. and received a promissory note bearing interest at 8% per annum with interest payments due quarterly beginning on July 1, 1997 with all principal due at maturity in 2006. All interest payments due have been received.

As of December 31, 2003, 8 of the 85 yacht slips are owned by the Company and the other 77 are owned by unrelated individuals or their entities. During 2003, the Company sold four yacht slips for a total sales price of approximately $588,000. The net gain to the Company was approximately $356,000. The Company operates and maintains all aspects of the marina at Grove Isle in exchange for an annual maintenance fee from the slip owners to cover operational expenses. In addition the Company rents the unsold slips to boat owners on short term basis.

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

The tenants of the four leased restaurants are described below:

         Restaurant #1:
         --------------
         The tenant is an operator of a 7,000 square foot restaurant on a one acre parcel covered by a ground lease which commenced in March 1994. The initial term of the lease is ten years and provides for base rent of $60,000 per year with 1% increases each subsequent year. In February 2004 the tenant-operator of this restaurant filed a voluntary petition for reorganization relief under the Chapter 11 U.S. Bankruptcy Code and is current with all terms of the lease agreement.

         Restaurant #2:
         --------------
         The tenant is an operator of a 5,300 square foot restaurant on a 3/4 acre parcel covered by a ground lease which commenced in November 1995. The initial term of the lease is twenty years and provides for base rent of $60,000 per year with a 12.5% increase every five years.

         Restaurant #3:
         --------------
         The tenant is an operator of a 6,242 square foot restaurant which was constructed in 1996. The initial term of the lease is ten years which commenced in December 1996 and provides for annual base rent of $80,000 for years one through five and $88,000 for years six through ten. The lease also calls for percentage rent based on sales. In 2003 the partnership received approximately $2,000 in percentage rent. No percentage rent was due in 2002. The lease also provides three five year renewal options for years eleven through twenty-five with escalating base rent.

         Restaurant #4:
         --------------
         The tenant is an operator of a 4,000 square foot restaurant which was constructed in 2001. The Company contributed $200,000 in improvements towards the construction of the restaurant building. The initial term of the lease is ten years which commenced in September 2001 and provides for base rent of $98,000 per year with increases of approximately 4% each subsequent year. In September 2003 the tenant operating this restaurant ceased operations. As of March 2004 all payments required by the lease agreement are current.

Land held for development (Texas and Rhode Island):
---------------------------------------------------
As of December 31, 2003, the Company owns approximately 7 acres of vacant land held for development located in Houston, Texas. In September 2003, the Company sold approximately 5 acres of this land for $1.2 million recognizing a net gain of approximately $281,000.

Additionally the Company owns approximately 50 acres of vacant land held for development located in Rhode Island.

Retail stores (New York and Vermont):
-------------------------------------
The Company owns 2 retail store locations, one in Kingston, New York and the other in Montpelier, Vermont. The Kingston property is leased through July 2006 and calls for annual base rent of approximately $52,000 with a renewal option after three years with adjustments for inflation. The Montpelier property is vacant and held for development or sale.

The Kingston, NY retail store described above is owned by a joint venture of which the Company is an approximate 70% owner. The 30% minority partner is NAF Associates. Reference is made to Item 12. Certain Relationships and Related Transactions, HMG Fieber Associates.

Executive offices (Coconut Grove, Florida):
-------------------------------------------
The principal executive offices of the Company and the Adviser are located at 1870 South Bayshore Drive, Coconut Grove, Florida, 33133, in premises owned by the Company and leased to the Adviser pursuant to a lease agreement dated December 1, 1999. The lease provides for base rent of $48,000 per year payable in equal monthly installments during the initial five year term of the lease. Additionally, the tenant pays the property taxes, insurance, utility, and maintenance and security expenses relating to the leased premises. This property is encumbered by mortgage loan due to a bank of approximately $361,000. This loan bears interest at a fixed rate of 4.75% through maturity and calls for monthly principal and interest payments with all principal due in August 2007.

The Company regularly evaluates potential real estate acquisitions for future investment or development and would utilize funds currently available or from other resources to implement its strategy.

Item 3. Legal Proceedings
-------------------------


None.

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------
On July 25, 2003, the shareholders approved the renewal of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2004, and expiring December 31, 2004 (Reference is made to Item 1. Business), and reelected the Company's then existing Board of Directors by the following votes:


                                                                Number of votes
                                                       --------------------------------
                                                             For     Against/Withheld
                                                       --------------------------------
Amendment and renewal of Advisory Agreement (a)           1,003,314         5,465

Directors:
   Walter G. Arader                                       1,004,315         5,465
   Harvey Comita                                          1,004,315         5,465
   Lawrence Rothstein                                     1,004,315         5,465
   Maurice Wiener                                         1,004,315         5,465



(a) The number of votes for the Amendment and renewal of the Advisory Agreement represents majority of the outstanding votes.

John Bailey, a long-time director, passed away in July 2003.

On March 19, 2004, the Company's Board of Directors elected Clinton Stuntebeck as a director of the Company, to hold office until the next Annual Meeting of Shareholders. Mr. Stuntebeck is a retired partner in the law firm of Schnader Harrison Segal & Lewis, LLP, the Company's corporate counsel.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

                                    Part II.

Item 5. Market Price for Common Equity and Related Stockholder Matters and Purchases of Equity Securities.

The high and low per share sales prices of the Company's stock on the American Stock Exchange (ticker symbol: HMG) for each quarter during the past two years were as follows:

                                           High            Low
                                           ----            ----

           March 31, 2003                  $7.60          $6.20
           June 30, 2003                   $9.35          $7.70
           September 30, 2003              $9.00          $8.25
           December 31, 2003               $8.80          $7.90

           March 31, 2002                  $7.80          $6.62
           June 30, 2002                   $9.95          $7.85
           September 30, 2002              $7.99          $6.22
           December 31, 2002               $6.80          $6.00



There were no dividends paid or declared in 2003. In September 2002 the Company paid a special cash dividend of $.30 per share. The Company's policy has been to pay such dividends as are necessary for it to qualify for taxation as a REIT under the Internal Revenue Code.

As of March 4, 2004, there were 436 holders of record of the Company's common stock.

The following table illustrates securities authorized for issuance under the Company's equity compensation plan:


                                                                                             Number of securities
                                    Number of securities to        Weighted-average         remaining available for
                                    be issued upon exercise        exercise price of         future issuance under
                                     of outstanding options       outstanding options      equity compensation plans
                                   --------------------------- -------------------------- ----------------------------
Equity compensation plan                     86,000                      $7.84                      34,000
approved by shareholders
Equity compensation plan not
approved by shareholders                       --                         --                          --
                                   --------------------------- -------------------------- ----------------------------
              Total                          86,000                      $7.84                      34,000
                                   =========================== ========================== ============================



Item 6. Management's Discussion and Analysis or Plan of Operation.
-----------------------------------------------------------------

Critical Accounting Policies and Estimates:
-------------------------------------------
Securities and Exchange Commission Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies and methods used in the preparation of the financial statements. Note 1 of the consolidated financial statements, included elsewhere on this annual report of Form 10KSB, includes a summary of the significant accounting policies and methods used in the preparation of the Company's consolidated financial statements. The Company believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the Company's financial statements:

Marketable Securities. Consistent with the Company's overall investment objectives and activities, management has classified its entire marketable securities portfolio as trading. As a result, all unrealized gains and losses on the Company's investment portfolio are included in the statement of operations. Our investments in trading equity and debt marketable securities are valued based on quoted market prices. Marketable securities are subject to fluctuations in value in accordance with market conditions.

Other Investments. The Company's other investments consist primarily of nominal equity interests in various privately-held entities, including limited partnerships whose purpose is to invest venture capital funds in growth-oriented enterprises. The Company does not have significant influence over any investee and no single investment exceeds 5% of the Company's total assets. None of these investments meet the criteria of accounting under the equity method and are carried at cost; less distributions deemed return of capital and other than temporary unrealized losses. These investments do not have available quoted market prices, so we must rely on valuations and related reports and information provided to us by those entities. These valuations are by their nature subject to estimates which could change significantly from period to period. The Company regularly reviews the underlying assets in its other investment portfolio for events, including but not limited to bankruptcies, closures and declines in estimated fair value, that may indicate the investment has suffered an other-than-temporary decline in value. When a decline is deemed other-than-temporary, we permanently reduce the cost basis component of the investments. As such, any recoveries in the value of the investments will not be recognized until the investments are sold.

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

Results of Operations:
----------------------
For the year ended December 31, 2003, the Company reported net income of approximately $181,000 (or $.17 per share) compared with a net loss of approximately $1,564,000 (or $1.44 per share) for the year ended December 31, 2002.

Revenues:
---------
Total revenues for the year ended December 31, 2003 as compared with that of 2002 increased by approximately $3,306,000, as discussed below.

Real estate rentals and related revenue increased by approximately $56,000 (or 3%) for the year ended December 31, 2003 as compared with 2002. This was the result of an increase in rental and related revenues from the Grove Isle hotel of approximately $25,000 primarily due to an inflationary adjustment to base rent in 2003, approximately $18,000 from the lease renewal of Kingston, NY retail store addition and approximately $11,000 from a new tenant at the Jacksonville shopping center.

Marina revenues increased by approximately $15,000 (or 3%) for the year ended December 31, 2003 as compared with 2002. Related marina expense increased by $31,000 (or 9%). Increased marina expenses were primarily due to increase payroll and related expenses. There were four yacht slips sold during 2003.

Net gain (loss) from investments in marketable securities, including marketable securities distributed by partnerships in which the Company owns minority positions, for the years ended December 31, 2003 and 2002, is as follows:



                       Description                              2003               2002
                       -----------                              ----               ----
     Net realized gain (loss) from sales of
     securities                                             $  37,000        ($1,356,000)
     Unrealized net gain (loss) in marketable
     securities                                               754,000            383,000
     Net change in sales of securities pending
     delivery                                                 (24,000)          (165,000)
                                                       ------------------ -------------------
     Total net gain (loss) from investments in
     marketable securities                                   $767,000        ($1,138,000)
                                                       ================== ===================



Net realized gain from sales of marketable securities consisted of approximately $362,000 of gains net of $325,000 of losses for the year ended December 31, 2003. The comparable amounts in fiscal year 2002 were losses of approximately $1.96 million of losses net of $600,000 of gains. Approximately $197,000 and $240,000 of gains in fiscal years 2003 and 2002, respectively, were recognized from the sale of stock distributions from the Company's investments in privately held partnerships.

Consistent with the Company's overall current investment objectives and activities the entire marketable securities portfolio is classified as trading (versus available for sale, as defined by generally accepted accounting principles). Unrealized gains or losses from marketable securities are recorded as revenues in the statement of operations.

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

Net gain (loss) from other investments is summarized below:

                                               2003           2002
                                           -----------    -----------
Venture capital funds - technology &       ($  108,507)   ($  760,445)
communications (a)
Real estate and related (b)                    139,852         18,565
Venture capital funds - diversified
businesses (c)                                    --         (347,000)
Restaurant development and operation (d)          --         (350,000)
Income from investment in 49% owned
affiliate (e)                                   32,130         43,067
Others, net                                    (12,300)       125,084
                                           -----------    -----------
                   Totals                  $    51,175    ($1,270,729)
                                           ===========    ===========

(a) In connection with management's regular review of other investments including analyzing such factors as bankruptcies and realized losses of underlying investees the Company recorded adjustments to write down investments in these sectors for declines in value deemed to be other-than-temporary. In 2003 management recorded a total of $114,000 in write-downs in two funds which were invested primarily in communications industry. The 2002 loss included approximately $556,000 of write downs related to impairments experienced in three funds with a heavy concentration in technology-related businesses.
(b) This gain consists primarily of the final substantial distribution from an investment in a real estate development project located in Miami, Florida.
(c) Included in the loss for 2002 is $252,000 representing a partial write down of an investment in a limited partnership which owns various diversified businesses, primarily in the manufacturing and production related sectors. One of these businesses in the metal forming industry experienced a permanent impairment in value as a result of a business restructuring in November 2002. The Company's ownership percentage in this limited partnership is approximately .51%. The remaining loss in 2002 of $95,000 related to an other-than-temporary decline in value of a partnership which invested in large capital growth-oriented companies in diversified businesses.
(d) The Company invested $350,000 in May 2000 for a 10% interest in the operations of a restaurant located in Atlanta, Georgia. The restaurant opened in February 2001 but was never able to sustain the required level of revenues required for profitability. In February 2003 the restaurant ceased operations. The Company's investment was written off as of December 31, 2002.
(e) Income from the Company's 49% owned affiliate (T.G.I.F. Texas, Inc., reference is made to Note 5 of the Notes to Consolidated Financial Statements) decreased primarily as a result of reduced rental revenue.

Net gain or loss from other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net earnings. However, the amount of investment gain or loss from other investments for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

Interest, dividend and other income for the year ended December 31, 2003 remained consistent as compared with that of 2002.

Expenses:
---------
Total expenses for the year ended December 31, 2003 as compared to that of 2002 increased by approximately $374,000 (or 12%).

Operating expenses of rental and other properties for the year ended December 31, 2003 remained consistent as compared with that of 2002.

Marina expenses increased by approximately $31,000 (or 9%) for the year ended December 31, 2003 as compared to 2002. This increase was primarily due to increase personnel costs at the marina of approximately $16,000 and increased utility costs.

Effective January 1, 2003 a contractual increase in the Advisory Agreement commenced resulting in an increase in base Adviser fee from $660,000 to $900,000 per annum.

Professional fees and expenses for the year ended December 31, 2003 remained consistent as compared with that of 2002.

Interest expense decreased by approximately $47,000 (or 9%) for year ended December 31, 2003 as compared to 2002 primarily due to decreased loan amounts outstanding as a result of principal repayments, and an overall decline in interest rates on the Company's variable rate mortgages and notes payable.

Net gain on sales of real estate for the years ended December 31, 2003, and 2002 consisted of the following:

                                                  Net gain after incentive fee
                                                       and minority interest
                                                ------------------------------

                    Property Sold                     2003              2002
                    -------------                     ----              ----
 Yacht slips in Florida                              $356,000         $315,000
 Undeveloped land in Texas                            282,000               --
 Undeveloped land in Massachusetts                         --          255,000
 Retail stores in New York and Massachusetts               --           63,000
                                                --------------    -------------
                        Total                        $638,000         $633,000
                                                ==============    =============

Net gain on sales of properties has been reduced, where applicable, by minority partners' interest in the gain of $19,000 and $58,000 for the years ended December 31, 2003 and 2002, respectively, and by adviser's incentive fees of $69,000 for the year ended December 31, 2003.

Provision for income taxes for the year ended December 31, 2003 was approximately $323,000 which consisted entirely of deferred income tax expense. There is no current income tax provision or liability and the deferred income tax expense primarily consists of the utilization of prior year net operating loss carry forward (see Note 8 of the Notes to Consolidated Financial Statements). The Company follows the liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amount and the tax basis of assets and liabilities at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. As a result of timing differences associated with the carrying value of other investments and depreciable assets and the future benefit of a net operating loss, as of December 31, 2003 and 2002, respectively, the Company has recorded a net deferred tax asset of $478,000 and $801,000. A valuation allowance against deferred tax asset has not been established as management believes it is more likely than not, based on the Company's previous history and expectation of future taxable income before expiration, that these assets will be realized.

Effect of Inflation:
--------------------
Inflation affects the costs of operating and maintaining the Company's investments. In addition, rentals under certain leases are based in part on the lessee's sales and tend to increase with inflation, and certain leases provide for periodic adjustments according to changes in predetermined price indices.

Liquidity, Capital Expenditure Requirements and Capital Resources: The Company's material commitments primarily consist of maturities of debt obligations of approximately $3.8 million in 2004 and contributions committed to other investments of approximately $1.6 million due upon demand. The funds necessary to meet these obligations are expected from the proceeds from the sales of properties or investments, refinancing, distributions from investments and available cash. Included in the maturing debt obligations for 2004 is a note payable to the Company's 49% owned affiliate, T.G.I.F. Texas, Inc. ("TGIF") (Reference is made to Item 12 Certain Relationships and Related Transactions) of approximately $3.7 million. This amount is due on demand. The obligation due to TGIF will be paid with funds available from distributions from its investment in TGIF and from available cash.

A summary of the Company's contractual cash obligations at December 31, 2003 is as follows:



                                                            Payments Due by Period
                          --------------------------------------------------------------------------------------------
Contractual Obligations          Total        Less than 1 year       1 - 3 years         4 - 5 years     After 5 years
------------------------- ---------------- ------------------- ------------------- ------------------- ---------------
Mortgages and Notes            $8,086,227          $3,840,386          $1,039,663            $434,873      $2,771,305
Payable
Other Investment
Commitments (a)                 1,643,000           1,643,000                  --                  --              --
------------------------- ---------------- ------------------- ------------------- ------------------- ---------------
         Total                 $9,729,227          $5,483,386          $1,039,663            $434,873      $2,771,305
========================= ================ =================== =================== =================== ===============



(a) The timing of amounts due under commitments for other investments is determined by the managing partners of the individual investments. These amounts are reflected as due in less than one year although the actual funding may not be required until some time in the future.

Material Changes in Operating, Investing and Financing Cash Flows:
-----------------------------------------------------------------
The Company's cash flows are generated primarily from its real estate activities, sales of investment securities, distributions from other investments and borrowings. For the year ended December 31, 2003 the Company used net cash in operating activities of approximately $1.4 million. This primarily consisted of the repayment of margin loan balances of approximately $680,000 and investments in marketable securities in excess of proceeds from sales of securities of approximately $371,000. The Company believes that there will be sufficient cash flows in the next year to meet its operating requirements.

For the year ended December 31, 2003, the net cash provided by investing activities of approximately $2.7 million consisted primarily of net proceeds from the sales of properties of $1.6 million, distributions from investments of approximately $1.5 million and repayment of notes and advances due from related parties of $426,000. These sources of cash were partially offset by net contributions to investments of approximately $843,000.

For the year ended December 31, 2003, net cash used in financing activities was approximately $536,000 consisting of the repayment of mortgages and notes payable.

Item 7.  Consolidated Financial Statements
         ---------------------------------

     Reports of Independent Certified Public Accountants..................18.

     Consolidated balance sheets as of December 31, 2003 and 2002.........20.

     Consolidated statements of operations for the
        years ended December 31, 2003 and 2002............................21.

     Consolidated statements of stockholders' equity
        for the years ended December 31, 2003 and 2002....................22.

     Consolidated statements of cash flows for the
        years ended December 31, 2003, and 2002...........................23.

     Notes to consolidated financial statements...........................24.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of HMG/Courtland Properties, Inc.:

We have audited the accompanying consolidated balance sheet of HMG/Courtland Properties, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HMG/Courtland Properties, Inc. and subsidiaries at December 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



Weston, Florida
March 12, 2004

Berenfeld, Spritzer, Shechter & Sheer

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of HMG/Courtland Properties, Inc.:

We have audited the accompanying consolidated balance sheet of HMG/Courtland Properties, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HMG/Courtland Properties, Inc. and subsidiaries at December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



Miami, Florida
March 21, 2003

BDO Seidman, LLP



HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------

                                                                  December 31,   December 31,
                                                                     2003           2002
                                   ASSETS
Investment properties, net of accumulated depreciation:
  Commercial and industrial                                     $  2,611,777    $  2,737,158
  Hotel and club facility                                          4,212,734       4,607,964
  Yacht slips                                                        169,073         379,332
  Land held for development                                        1,083,855       1,854,318
                                                                ------------    ------------
                      Total investment properties, net             8,077,439       9,578,772


Cash and cash equivalents                                          2,624,643       1,863,534
Investments in marketable securities                               4,892,908       3,730,820
Other investments                                                  5,048,016       5,694,448
Investment in affiliate                                            2,926,326       2,894,196
Cash restricted pending delivery of securities                                        23,921
Loans, notes and other receivables                                 1,015,118       1,142,882
Notes and advances due from related parties                        1,003,243       1,414,974
Deferred taxes                                                       478,000         801,000
Other assets                                                         234,036         195,612
                                                                ------------    ------------
                                TOTAL ASSETS                    $ 26,299,729    $ 27,340,159
                                                                ------------    ------------



                                LIABILITIES
Mortgages and notes payable                                     $  8,086,227    $  8,622,406
Accounts payable and accrued expenses                                229,461         235,948
Sales of securities pending delivery                                                  80,117
Other liabilities                                                                    679,891
                                                                ------------    ------------
                             TOTAL LIABILITIES                     8,315,688       9,618,362


Minority interests                                                   322,193         270,738
                                                                ------------    ------------

                       COMMITMENTS AND CONTINGENCIES

                            STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; 2,000,000 shares
   authorized; none issued
Excess common stock, $1 par value; 500,000 shares authorized;
   none issued
Common stock, $1 par value; 1,500,000 shares authorized;
   1,315,635 shares issued and outstanding                         1,315,635       1,315,635
Additional paid-in capital                                        26,571,972      26,571,972
Undistributed gains from sales of properties, net of losses       39,478,523      38,840,780
Undistributed losses from operations                             (47,786,418)    (47,329,464)
                                                                ------------    ------------
                                                                  19,579,712      19,398,923

Less:  Treasury stock, at cost (226,500 shares)                   (1,659,114)     (1,659,114)
            Notes receivable from exercise of stock options         (258,750)       (288,750)
                                                                ------------    ------------
                         TOTAL STOCKHOLDERS' EQUITY               17,661,848      17,451,059


                                                                ------------    ------------
                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 26,299,729    $ 27,340,159
                                                                ------------    ------------

See notes to the consolidated financial statements




HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2003 AND 2002
---------------------------------------------------------------------------



                                 REVENUES                                         2003           2002
                                                                              -----------     -----------

Real estate rentals and related revenue                                      $ 1,684,201    $ 1,628,509
Marina revenues                                                                  477,123        462,524
Net gain (loss) from investments in marketable securities                        766,712     (1,138,034)
Net gain (loss) from other investments                                            51,175     (1,270,729)
Interest, dividend and other income                                              306,754        297,480
                                                                              -----------     -----------
                                  Total                                        3,285,965        (20,250)

                                 EXPENSES
Operating expenses:
  Rental and other properties                                                    540,098        536,894
  Marina expenses                                                                374,908        343,787
  Depreciation and amortization                                                  585,432        603,467
  Adviser's base fee                                                             900,000        660,000
  General and administrative                                                     271,422        209,172
  Professional fees and expenses                                                 177,619        182,410
  Directors' fees and expenses                                                    61,664         63,707
                                                                              -----------     -----------
                         Total operating expenses                              2,911,143      2,599,437

Interest expense                                                                 488,370        535,596
Minority partners' interests in operating gain (loss) of
         consolidated entities                                                    20,406        (89,066)
                                                                              -----------     -----------
                              Total expenses                                   3,419,919      3,045,967
                                                                              -----------     -----------

Loss before sales of properties and income taxes                                (133,954)    (3,066,217)

Gain on sales of properties, net                                                 637,743        632,753
                                                                              -----------     -----------
                    Income (loss) before income taxes                            503,789     (2,433,464)

Provision for (benefit from) income taxes                                        323,000       (869,074)

                                                                              -----------     -----------
                            Net income (loss)                                $   180,789    ($1,564,390)
                                                                              ===========     ===========


Net Income (Loss) Per Common Share:
     Basic and diluted                                                       $      0.17    ($     1.44)

Weighted average common shares outstanding:
                                                                     Basic     1,089,135      1,089,135
                                                                   Diluted     1,094,993      1,089,135

See notes to the consolidated financial statements




HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                                Undistributed
                                                                              Gains from Sales Undistributed
                                                      Common Stock Additional  of Properties    Losses from          Treasury Stock
                                     Shares       Amount    Paid-In Capital     Net of Losses   Operations   Shares       Cost
                                   -------------------------------------------------------------------------------------------------

Balance as of January 1, 2002      1,315,635    $1,315,635    $26,571,972      $38,534,768   ($45,132,321)  226,500   ($1,659,114)

Net income (loss)                                                                  632,753     (2,197,143)

Dividends ($.30 per share)                                                        (326,741)
                                   -------------------------------------------------------------------------------------------------
Balance as of December 31, 2002    1,315,635     1,315,635     26,571,972       38,840,780    (47,329,464)  226,500    (1,659,114)

Net income (loss)                                                                  637,743       (456,954)

Repayment of Note receivable
from exercise
of Stock Options
                                   -------------------------------------------------------------------------------------------------

Balance as of December 31, 2003    1,315,635    $1,315,635    $26,571,972      $39,478,523   ($47,786,418)  226,500   ($1,659,114)
                                   =================================================================================================



                                               Notes
                                            Receivable         Total
                                          from exercise of  Stockholders'
                                           Stock Options      Equity
                                   ---------------------------------------------

Balance as of January 1, 2002                   ($288,750)  $19,342,190

Net income (loss)                                            (1,564,390)

Dividends ($.30 per share)                                     (326,741)
                                   ---------------------------------------------
Balance as of December 31, 2002                  (288,750)  $17,451,059

Net income (loss)                                               180,789

Repayment of Note receivable
from exercise
of Stock Options                                   30,000        30,000

                                   ---------------------------------------------

Balance as of December 31, 2003                 ($258,750)  $17,661,848
                                   =============================================




See notes to the consolidated financial statements







HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003 AND 2002
-------------------------------------------------------------------------------------------------------------

                                                                                       2003           2002
                                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                               $   180,789    ($1,564,390)
   Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
     Depreciation and amortization                                                    585,432        603,467
     Net (gain) loss from other investments                                           (51,175)     1,270,729
     Gain on sales of properties, net                                                (637,743)      (632,753)
     Net (gain) loss from investments in marketable securities                       (766,712)     1,138,034
     Minority partners' interest in operating gains (losses)                           20,406        (89,066)
     Deferred income tax expense (benefit)                                            323,000       (662,000)
     Changes in assets and liabilities:
       Decrease in other assets and other receivables                                  36,540         50,954
       Net proceeds from sales and redemptions of securities                        2,208,322      2,929,507
       (Decrease) increase in sales of securities pending delivery                    (80,099)       138,268
       Increased investments in marketable securities                              (2,579,794)    (3,028,556)
       (Decrease) increase in accounts payable and accrued expenses                    (8,796)        15,928
       Decrease in current income taxes payable                                                     (219,174)
       (Decrease) increase in other liabilities                                      (679,891)       434,951
                                                                                  -----------    -----------
    Total adjustments                                                              (1,630,510)     1,950,289
                                                                                  -----------    -----------
    Net cash (used in) provided by operating activities                            (1,449,721)       385,899
                                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net proceeds from disposals of properties                                       1,599,997        953,684
    Decrease (increase) in notes and advances from related parties                    411,731       (469,102)
    Net decrease in mortgage loans and notes receivables                               25,195        126,697
    Distributions from other investments                                            1,523,226        159,359
    Contributions to other investments                                               (843,140)    (1,195,544)
                                                                                  -----------    -----------
    Net cash provided by (used in) investing activities                             2,717,009       (424,906)
                                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of mortgages and notes payables                                        (536,179)      (247,481)
    Dividends paid                                                                                  (326,741)
    Repayment of note receivable from stock options exercised                          30,000
    Net distributions to minority partners                                                          (121,773)
                                                                                  -----------    -----------
    Net cash used in financing activities                                            (506,179)      (695,995)
                                                                                  -----------    -----------

    Net increase (decrease) in cash and cash equivalents                              761,109       (735,002)

    Cash and cash equivalents at beginning of the period                            1,863,534      2,598,536
                                                                                  -----------    -----------

    Cash and cash equivalents at end of the period                                $ 2,624,643    $ 1,863,534
                                                                                  -----------    -----------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest                                          $   488,000    $   485,000
                                                                                  -----------    -----------
  Cash paid during the year for income taxes                                      $     1,000    $    11,000
                                                                                  -----------    -----------

See notes to consolidated financial statements



                 HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 and 2002


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business and Consolidation. The consolidated financial statements include the accounts of HMG/Courtland Properties, Inc. (the "Company") and entities in which the Company owns a majority voting interest or controlling financial interest. The Company was organized in 1972 and qualifies for taxation as a real estate investment trust ("REIT") under the Internal Revenue Code. All material transactions and balances with consolidated and unconsolidated entities have been eliminated in consolidation or as required under the equity method.

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

The Company holds a 95% non-voting interest and Masscap Investments Company, Inc. ("Masscap") holds a 5% voting interest in CII. The Company and Masscap have had a continuing arrangement with regard to the ongoing operations of CII, which provides the Company with complete authority over all decision making relating to the business, operations and financing of CII consistent with the Company's status as a real estate investment trust. Masscap is a wholly-owned subsidiary of Transco Realty Trust which is a 44% shareholder of the Company.

Grove Isle Associates, Ltd. ("GIA"). This limited partnership (owned 85% by the Company and 15% by CII) owns a 50-room, hotel and private club facility located on approximately 7 acres of a private island in Coconut Grove, Florida known as Grove Isle. (See Note 10).

Grove Isle Yacht Club Associates ("GIYCA"). This partnership was the developer of the 85 boat slips located at Grove Isle of which the Company owns 8 as of December 31, 2003. All other slips are privately owned. Grove Isle Marina, Inc. a wholly-owned subsidiary of GIYCA operates all aspects of the Grove Isle marina.

Courtland/Key West, Inc. ("CKWI"). This Corporation was formed in December 1999 and is wholly-owned by CII. CKWI owns a 10% interests in two limited liability companies that were formed for the purpose of owning and operating restaurants.

The Grove Towne Center - Texas, Ltd ("TGTC"). This limited partnership is a wholly-owned by the Company. The sole asset of the partnership is 8 acres of undeveloped land located in suburban Houston, Texas.

South Bayshore Associates ("SBA"). This is a 75% owned joint venture where the major asset is a receivable from the Company's 44% shareholder, Transco Realty Trust.

HMG - Fieber Associates ("Fieber"). This is a 70% owned joint venture where the major asset is a retail store located in the state of New York.

260 River Corp ("260"). This is a wholly-owned corporation which owns a 70% interest in a retail store location in Montpelier, Vermont.

HMG Fashion Square, Inc. ("HMGFSQ"). This is a wholly-owned corporation where the major asset is a shopping center on an approximate 11-acre site in Jacksonville, Florida. As of December 31, 2003, this shopping center had three tenants operating restaurants and one former restaurant operator.

Preparation of Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Income Taxes. The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". SFAS No. 109 requires a Company to use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company qualifies as a real estate investment trust and distributes its taxable ordinary income to stockholders in conformity with requirements of the Internal Revenue Code. In addition, net operating losses can be carried forward to reduce future taxable income but cannot be carried back.

Distributed capital gains on sales of real estate as they relate to REIT activities are not subject to taxes; however, undistributed capital gains are taxed as capital gains. State income taxes are not significant. Any benefit from or provisions for income taxes relates to the Company's undistributed capital gains and taxable losses or income of CII which is not consolidated with the Company for income tax purposes and accordingly files a separate tax return. Refer to Note 8 for further disclosure on income taxes.

Depreciation and Amortization. Depreciation of properties held for investment is computed using the straight-line method over the estimated useful lives of the properties, which range up to 39.5 years. Deferred mortgage and leasing costs are amortized over the shorter of the respective term of the related indebtedness or life of the asset. Depreciation and amortization expense for the years ended December 31, 2003 and 2002 was approximately $585,000 and $603,000, respectively. The yacht slips are being depreciated on a straight-line basis over their estimated useful life of 20 years.

Fair Value of Financial Instruments. The carrying value of financial instruments including other receivables, notes and advances due from related parties, accounts payable and accrued expenses and mortgages and notes payable approximate their fair values at December 31, 2003 and 2002, due to their relatively short terms or variable interest rates.

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

Marketable securities from time to time are pledged as collateral pursuant to broker margin requirements. As of December 31, 2003 there were no such amounts outstanding. As of December 31, 2002 there was approximately $510,000 of margin balances payable to brokers which were included in other liabilities.

Notes and other receivables. Management periodically performs a review of amounts due on its notes and other receivable balances to determine if they are impaired based on factors affecting the collectibility of those balances. Management's estimates of collectibility of these receivables requires management to exercise significant judgment about the timing, frequency and severity of collection losses, if any, and the underlying value of collateral, which may affect recoverability of such receivables. As of December 31, 2003 and 2002, there were no receivables that required an allowance.

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

Comprehensive Income (Loss). The Company reports comprehensive income (loss) in the consolidated statement of stockholders' equity. Comprehensive income (loss) is the change in equity from transactions and other events from nonowner sources. Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). There were no comprehensive income (loss) items in 2002 or 2003.

Earnings Per Common Share. Net income per common share (basic and diluted) is based on the net income divided by the weighted average number of common shares outstanding during each year. Diluted net income per share includes the dilutive effect of options to acquire common stock. Common shares outstanding include issued shares less shares held in treasury. Options to acquire 86,000 shares of the Company's common stock were excluded from the calculation of diluted earnings per share in 2002, as their effect is anti-dilutive.

                                                    For the year ended
                                                       December 31,
                                                   2003           2002
                                                   ----           ----
            Basic:
            ------
            Net Income (loss)                    $  180,789  ($1,564,390)

Weighted average shares outstanding               1,089,135    1,089,135
                                                 ----------   ----------

             Basic earnings (loss) per share     $      .17   ($    1.44)
                                                 ==========   ==========


            Diluted:
            --------
            Net Income (loss)                    $  180,789  ($1,564,390)

Weighted average shares outstanding               1,089,135    1,089,135

Options to acquire common stock                       5,858         --
                                                 ----------   ----------

Diluted weighted average common shares            1,094,993    1,089,135

             Diluted earnings (loss) per share   $      .17   ($    1.44)
                                                 ==========   ==========




Gain on Sales of Properties. Gain on sales of properties is recognized when the minimum investment requirements have been met by the purchaser and title passes to the purchaser.

Furthermore, gain on sales of properties has been reduced, where applicable, by minority partners' interest in the gain of $19,000 and $58,000 for the years ended December 31, 2003 and 2002 and adviser's incentive fees of $69,000 for the year ended December 31, 2003. There were no incentive fees for the year ended December 31, 2002.

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalent.

Reclassifications. Certain amounts in prior year's consolidated financial statements have been reclassified to conform to the current year's presentation.

Minority Interest. Minority interest represents the minority partners' proportionate share of the equity of the Company's majority owned subsidiaries.



                                                                          2003                2002
                                                                     ---------------     ---------------
Minority interest balance at beginning of year                             $271,000            $412,000
Minority partners' interest in operating gains (losses) of
consolidated subsidiaries                                                    20,000             (89,000)
Minority partners' interest in net gains on sales of real estate
of consolidated subsidiaries                                                 19,000              58,000
Net distributions to minority partners                                          ---            (122,000)
Other                                                                        12,000              12,000
                                                                     ---------------     ---------------
Minority interest balance at end of year                                   $322,000            $271,000
                                                                     ===============     ===============



Stock-Based Compensation. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting followed by SFAS No. 123, "Accounting for Stock-Based Compensation." APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123. No options were granted in 2003 and 2002 and there is no pro-forma effect.

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

Recent Accounting Pronouncements:
---------------------------------
During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of then-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, and accordingly, adoption of this statement did not have a material effect on the Company's financial statements.

During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The Company does not participate in such transactions, and accordingly, adoption of this statement did not have a material effect on the Company's financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (" FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIE's") created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. On October 9, 2003 the FASB issued FASB Staff Position No. FIN 46-6 "Effective Date of FASB Interpretation No.46 Consolidation of Variable Interest Entities," which defers the implementation date for public entities that hold an interest in a variable interest entity or potential variable interest entity from the first fiscal year or interim period beginning after June 15, 2003 to the end of the first interim or annual period ending after December 15, 2003. This deferral applies only if 1) the variable interest entity was created before February 1, 2003 and 2) the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46, other than disclosures required by paragraph 26 of FIN
46. The adoption of FIN 46 did not have a material impact on the Company's financial position, liquidity or results of operations.




2. INVESTMENT PROPERTIES
The components of the Company's investment properties and the related accumulated depreciation information follow:

                                                                         December 31, 2003
                                                        ---------------------------------------------------
                                                                            Accumulated
                                                             Cost           Depreciation        Net
         Commercial and Industrial Properties
         Land                                               $1,289,786                          $1,289,786
         Buildings and improvements                          2,280,394        $ 958,403          1,321,991
                                                             ---------        ---------          ---------
                                                             3,570,180          958,403          2,611,777
                                                             ---------        ---------          ---------
         Hotel and Club Facility
         Land                                                1,338,518                           1,338,518
         Hotel/club facility and improvements                6,819,032        3,949,069          2,869,963
         Furniture, fixtures & equipment                       144,164          139,911              4,253
                                                             ---------        ---------          ---------
                                                             8,301,714        4,088,980          4,212,734
                                                             ---------        ---------          ---------

         Yacht Slips                                           300,136          131,063            169,073
                                                             ---------        ---------          ---------

         Land Held for Development                           1,083,855                           1,083,855
                                                             ---------        ---------          ---------

                                           Total           $13,255,885       $5,178,446         $8,077,439
                                                           ===========       ==========         ==========


                                                                         December 31, 2002
                                                        ---------------------------------------------------
                                                                            Accumulated
                                                             Cost          Depreciation        Net
         Commercial and Industrial Properties
         Land                                               $1,289,786                          $1,289,786
         Buildings and improvements                          2,280,394         $833,022          1,447,372
                                                             ---------        ---------          ---------
                                                             3,570,180          833,022          2,737,158
                                                             ---------        ---------          ---------
         Hotel and Club Facility
         Land                                                1,338,518                           1,338,518
         Hotel/club facility and improvements                6,819,033        3,558,206          3,260,827
         Furniture, fixtures & equipment                       144,164          135,545              8,619
                                                               -------          -------            -------
                                                             8,301,715        3,693,751          4,607,964
                                                             ---------        ---------          ---------

         Yacht Slips                                           540,361          161,029            379,332
         -----------                                         ---------        ---------          ---------

         Land Held for Development                           1,854,318                           1,854,318
         -------------------------                         -----------        ---------          ---------

                                           Total           $14,266,574       $4,687,802         $9,578,772
                                                           ===========       ==========         ==========



3. INVESTMENTS IN MARKETABLE SECURITIES
Investments in marketable securities consist primarily of large capital corporate equity and debt securities in varying industries or issued by government agencies with readily determinable fair values (see table below). These securities are stated at market value, as determined by the most recently traded price of each security at the balance sheet date. The value of any single security does not exceed 5% of the total value of the portfolio. Consistent with the Company's overall current investment objectives and activities its entire marketable securities portfolio is classified as trading. All unrealized gains and losses on this portfolio are recorded in the statement of operations. For the years ended December 31, 2003 and 2002 net unrealized gains on trading securities were approximately $754,000 and $383,000, respectively.



                                       December 31, 2003                                       December 31, 2002
                        -------------------------------------------------      -------------------------------------------


                            Cost                Fair        Unrealized             Cost          Fair        Unrealized
    Description            Basis               Value       Gain (loss)            Basis         Value       Gain (loss)
    -----------            -----               -----       -----------            -----         -----       -----------
Real Estate
Investment Trusts     $  177,256           $  277,501       $  100,245        $  179,309     $  206,166     $   26,857

Mutual Funds             625,389              683,584           58,195           723,389        563,898       (159,491)
Other Equity
Securities             1,287,395            1,444,935          157,540         1,479,254      1,222,817       (256,437)
                      ----------           ----------       ----------        ----------     ----------     ----------
   Total Equity        2,090,040            2,406,020          315,980         2,381,952      1,992,881       (389,071)
                      ----------           ----------       ----------        ----------     ----------     ----------

    Securities

Corporate Debt
Securities (a)           631,340              626,326           (5,014)          651,487        525,534       (125,953)
Government Debt
Securities (a)         1,921,289            1,860,562          (60,727)        1,215,362      1,212,405         (2,957)
                      ----------           ----------       ----------        ----------     ----------     ----------
    Total Debt
    Securities         2,552,629            2,486,888          (65,741)        1,866,849      1,737,939       (128,910)
                      ----------           ----------       ----------        ----------     ----------     ----------

Total                 $4,642,669           $4,892,908       $  250,239        $4,248,801     $3,730,820     ($ 517,981)
                      ==========           ==========       ==========        ==========     ==========     ==========



(a) As of December 31, 2003, corporate and government debt securities are scheduled to mature as follows:


                                     Cost                Fair Value

      2004 - 2008               $  369,000                $ 353,000
       2009-2013                   325,000                  338,000
   2014 - thereafter             1,859,000                1,796,000
                               ------------             ------------
                                $2,553,000               $2,487,000
                               ============             ============

Net gain (loss) from investments in marketable securities for the years ended December 31, 2003 and 2002 is summarized below:

                     Description                     2003          2002
                     -----------                     ----          ----

Net realized gain (loss) from sales of
securities                                     $    37,000    ($1,356,000)
Unrealized net gain in marketable securities       754,000        383,000
Net change in sales of securities pending
delivery                                           (24,000)      (165,000)
                                               -----------    -----------
Total net gain (loss)                          $   767,000    ($1,138,000)
                                               ===========    ===========

Net realized gain from sales of marketable securities consisted of approximately $362,000 of gains net of $325,000 of losses for the year ended December 31, 2003. The comparable amounts in fiscal year 2002 were losses of approximately $1.96 million net of $600,000 of gains. Approximately $197,000 and $240,000 of gains in fiscal years 2003 and 2002, respectively, were recognized from the sale of stock distributions from the Company's investments in privately held partnerships.

Consistent with the Company's overall current investment objectives and activities the entire marketable securities portfolio is classified as trading (versus available for sale, as defined by generally accepted accounting principles). Unrealized gains or loss of marketable securities on hand are recorded in the statement of operations.

Net change in sales of securities pending delivery represents the changes in the market value of those securities and the delivery of securities during 2003 and 2002to realize gain or loss from these transactions.

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

The Company's other investments consist of:


                                          Carrying Values as of December 31,
                                          ----------------------------------
               Investment Focus                      2003        2002
                                                 ----------   ----------
Venture capital funds - technology and
communications                                   $  882,748   $1,558,613

Venture capital funds - diversified businesses    1,914,575    2,317,046

Restaurant development and operation                500,000      500,000

Real estate and related                             745,686      640,289

High yield distressed debt funds                    645,007      468,500

Other                                               360,000      210,000
                                                 ----------   ----------
                             Totals              $5,048,016   $5,694,448
                                                 ==========   ==========


As of December 31, 2003, the Company has committed to invest approximately $11.1 million in these and other similar types of entities of which approximately $9.5 million has been funded. During the years ended December 31, 2003 and 2002 the Company contributed approximately $843,000 and $1.2 million, respectively, toward these commitments and received distributions from these investments (primarily cash distributions) of $1.5 million and $159,000, respectively.

The Company regularly reviews the underlying assets in its investment portfolio for events, including but not limited to bankruptcies, closures and declines in estimated fair value, that may indicate the investment has suffered an other-than-temporary decline in value. When a decline is deemed other-than-temporary, the Company recognizes an investment loss.

Net gain (loss) from other investments, which includes adjustments to write down the carrying value of such investments as a result of an other-than-temporary declines in value, is as follows (the total amount written down during 2003 and 2002 was approximately $114,000 and $1.5 million, respectively):

                                                     Years ended December 31,
                                                   ---------------------------
                                                        2003            2002
                                                   ------------ --------------
    Venture capital funds - technology &             ($108,507)      ($760,445)
    communications
    Real estate and related                            139,852          18,565
    Venture capital funds - diversified
    businesses                                             ---        (347,000)
    Restaurant development and operation                   ---        (350,000)
    Income from investment in 49% owned affiliate       32,130          43,067
    Others, net                                        (12.300)        125,084
                                                   ------------ --------------
                       Totals                          $51,175     ($1,270,729)
                                                   ============ ==============



Other investments give rise to exposure resulting from credit risks and the volatility in capital markets. The Company attempts to mitigate its risks by diversifying its investment portfolio. Net gain or loss from other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net earnings.

5. INVESTMENT IN AFFILIATE

Investment in affiliate consists of CII's 49% equity interest in T.G. I.F. Texas, Inc. (T.G.I.F.). T.G.I.F. is a closely held Texas Corporation, which owns one net leased property in Louisiana and holds promissory notes receivable from its shareholders, including CII and Maurice Wiener, the Chairman of the Company. Reference is made to Notes 6 and 7 for discussion on notes payable by CII to T.G. I.F. and notes payable by Mr. Wiener to T.G.I.F. This investment is recorded under the equity method of accounting. For the years ended December 31, 2003 and 2002 income from investment in affiliate amounted to approximately $32,000 and $43,000, respectively and is included in gain (loss) from other investments in the consolidated statement of operations.

6. NOTES AND ADVANCES DUE FROM AND TRANSACTIONS WITH RELATED PARTIES

The Company has one employee who is a vice president of CII. This employee assumed the responsibilities of the prior project manager of one of the Company's properties.

The Company has an agreement (the "Agreement") with HMG Advisory Corp. (the "Adviser") for its services as investment adviser and administrator of the Company's affairs. All officers of the Company (except the project manager described above) who are officers of the Adviser are compensated solely by the Adviser for their services.

The Adviser is majority owned by Mr. Wiener, the Company's Chairman, with the remaining shares owned by certain officers. The officers and directors of the Adviser are as follows: Maurice Wiener, Chairman of the Board and Chief Executive Officer; Lawrence I. Rothstein, President, Treasurer, Secretary and Director; and Carlos Camarotti, Vice President - Finance and Assistant Secretary.

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

On July 25, 2003, the shareholders approved renewal of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2004, and expiring December 31, 2004. All terms of the existing Advisory Agreement will remain the same.

For the years ended December 31, 2003 and 2002, the Company and its subsidiaries paid the Adviser approximately $977,000 and $660,000 in fees, respectively, of which $900,000 represented regular compensation and approximately $77,000 represented incentive compensation for 2003. There was no incentive fee for 2002. The Adviser is also the manager for certain of the Company's affiliates and received management fees of approximately $17,000 and $30,000 in 2003 and 2002, respectively, for such services. Furthermore, for fiscal years 2003 and 2002 the Company paid approximately $85,000 and $60,000, respectively to one of the Company's officers in his capacity as project manager of a specific property, as described above.

At December 31, 2003 and 2002, the Company had amounts due from the Adviser of approximately $259,000 and $648,000, respectively. In March 2004 and 2003, respectively, the Adviser made cash payments of $25,000 and $500,000 on amounts due to the Company. The amounts due from the Adviser bears interest at prime plus 1% and is due on demand. At December 31, 2003 and 2002, the Company had amounts due from Courtland Group, Inc. (CGI) (the former adviser principally owned by Mr. Wiener) of approximately $303,000 and $317,000, respectively. In March 2003 a cash payment of approximately $17,000 was received from CGI. This amount bears interest at Prime +1% and is due on demand.

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

On August 24, 2000, certain officers and directors of the Company exercised all of their stock options and purchased a total of 70,000 shares of the Company's stock for $358,750. The Company received $70,000 in cash and promissory notes for the balance of $288,750. These promissory notes bear interest at 6.18% per annum payable quarterly in arrears on the first day of January, April, July and October. The balance of the notes as of December 31, 2003 is $258,750. A payment of $30,000 was received in 2003. The outstanding principal is due on August 23, 2005 and the notes are collateralized by the stock.

The Company, via its 75% owned joint venture (SBA), has a note receivable from Transco (a 43% shareholder of the Company) of $300,000 plus accrued interest of approximately $139,000 and $147,000 as of December 31, 2003 and 2002, respectively. This note bears interest at the prime rate and is due on demand.

Mr. Wiener is an 18% shareholder and the chairman and director of T.G.I.F. Texas, Inc., a 49% owned affiliate of CII (See Note 3). As of December 31, 2003 and 2002, T.G.I.F. had amounts due from CII in the amount of approximately $3,661,000. These amounts are due on demand and bear interest at the prime rate. All interest due has been paid. T.G.I.F. also owns 10,000 shares of the Company's common stock it purchased at market value in 1996.

As of December 31, 2003 and 2002, T.G.I.F. had amounts due from Mr. Wiener in the amount of approximately $707,000. These amounts bear interest at the prime rate and principal and interest are due on demand. All interest due has been paid.

HMGA (the Adviser of the Company) received management fees from T.G.I.F. of $4,000 and $18,000 for the years ended December 31, 2003 and 2002. Mr. Wiener received consulting and director's fees from T.G.I.F totaling $29,000 and $45,000 for the years ended December 31, 2003 and 2002, respectively.

7. MORTGAGES AND NOTES PAYABLES



                                                                                              December 31,
                                                                           ------------------ ----- ------------------
                                                                                 2003                     2002
                                                                           ------------------       ------------------
Collateralized by Investment Properties (Note 2)
------------------------------------------------
Hotel, private club and yacht slips:
     Mortgage loan payable with interest fixed at 6.86% through September 29,
     2004. Monthly payments of principal and interest based on 25-year amortization. All outstanding principal due at
     maturity on September 29, 2010.                                              $3,414,302               $3,813,349

Shopping center:
     Mortgage loan payable with interest fixed at 7.5% payable
     monthly with principal due at maturity in November 2004.                        300,000                  300,000

     Mortgage loan payable with interest fixed at 7.5% payable
     monthly with principal due at maturity in November 2004.                        350,000                  350,000

Office building:
     Mortgage loan payable, interest at prime plus 3/4% (4.75% as of
     December 31, 2003).  Payment of principal and interest monthly
     with maturity in August 2007.                                                   361,254                  378,245

Land held for development:
     Mortgage loan payable, interest at 1% over prime (5.00% at December 31,
     2003) payable quarterly with interest due on
     demand. Note paid off in September 2003.                                            ---                  120,141

Other (unsecured) (Note 6):
---------------------------
Note payable to affiliate:
     Note payable is to affiliate T.G.I.F., interest at prime (4.00%
     at December 31, 2003) payable annually. Principal outstanding
     due on demand.                                                                3,660,671                3,660,671
                                                                           ------------------       ------------------

     Totals                                                                       $8,086,227               $8,622,406
                                                                           ==================       ==================


A summary of scheduled principal repayments or reductions for all types of notes and mortgages payable is as follows:

           Year ending December 31,                                 Amount
           -----------------------                                  ------
                    2004                                          $3,840,386
                    2005                                             839,149
                    2006                                             200,514
                    2007                                             212,011
                    2008                                             222,862
                    2009 and thereafter                            2,771,305
                                                                  ----------
                                Total                             $8,086,227



8. INCOME TAXES

The components of income (loss) before income taxes and the effect of adjustments to tax computed at the federal statutory rate for the years ended December 31, 2003 and 2002 were as follows:

                                                       2003            2002
                                                       ----            ----

Income (loss) before income taxes                    $504,000      ($2,433,000)
-------------------------------------------------------------------------------
Computed tax at federal statutory rate of 34%         171,000         (827,000)
State taxes, net of federal income tax benefit         25,000          (70,000)
REIT related exclusions                               136,000           90,000
Other items, net                                       (9,000)         (62,000)
-------------------------------------------------------------------------------
Provision for (benefit from) income taxes            $323,000        ($869,000)
===============================================================================
Effective tax rate                                        57%             (36%)
-------------------------------------------------------------------------------


The provision for (benefit from) income taxes in the consolidated statement of operations consists of the following:

                         Year ended December 31,      2003               2002
                         ----------------------------------------- -------------
Current:
     Federal                                        $    --          ($154,000)
     State                                               --            (53,000)
-------------------------------                     ---------        ---------
                                                         --           (207,000)
Deferred:
     Federal                                          296,000         (605,000)
     State                                             27,000          (57,000)
-------------------------------                     ---------        ---------
                                                      323,000         (662,000)
-------------------------------                     ---------        ---------
Total                                               $ 323,000        ($869,000)
===============================                     =========        =========

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amount and the tax basis of assets and liabilities at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. As a result of timing differences associated with the carrying value of other investments and depreciable assets and the future benefit of a net operating loss, the Company has recorded a net deferred tax asset of $478,000. A valuation allowance against deferred tax asset has not been established as it is more likely than not, based on the Company's previous history, that these assets will be realized.

As of December 31, 2003 and 2002, the components of the deferred tax assets and liabilities are as follows:


                                                 As of December 31,                 As of December 31,
                                                       2003                             2002
                                                   Deferred tax                     Deferred tax
                                            -----------------------------------------------------------
                                               Assets        Liabilities        Assets      Liabilities
                                            -----------  ---------------   -------------  -------------
Net operating loss carry forward              $705,000                         $602,000
Excess of book basis of 49% owned
   corporation over tax basis
                                                                583,000                        570,000
Excess of tax basis over book basis of
investment property                            205,000                          191,000
Unrealized gain/loss on marketable
securities                                                       44,000         161,000
Excess of tax basis over book basis of
other investments                              292,000           97,000         462,000         45,000
                                            -----------  ---------------   -------------  -------------
Totals                                      $1,202,000         $724,000      $1,416,000       $615,000
                                            ===========  ===============   =============  =============




9. STOCK-BASED COMPENSATION

The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock option plan. Under APB Opinion 25, if the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation is recognized. In November 2000, the Company's Board of Directors authorized the 2000 Stock Option Plan, which was approved by the shareholders in June 2001. The Plan provides for the grant of options to purchase up to 120,000 shares of the Company's common stock to the officers and directors of the Company. Under the 2000 Plan, options are vested immediately upon grant and may be exercised at any time within ten years from the date of grant. Options are not transferable and expire upon termination of employment, except to a limited extent in the event of retirement, disability or death of the grantee. On June 25, 2001, options were granted to all officers and directors to purchase an aggregate of 86,000 common shares at no less than 100% of the fair market value at the date of grant. The average exercise price of the options granted in 2001 was $7.84 per share. The Company's stock price on the date of grant was $7.57 per share. There were no options granted in 2003 or 2002.

A summary of the status of the Company's stock option plan as of December 31, 2003 and 2002, and changes during the years ending on those dates are presented below:



                                                   As of December 31, 2003           As of December 31, 2002
                                             ----------------------------------------------------------------
                                                   Shares Weighted-Average          Shares  Weighted-Average
                                                                  Exercise                          Exercise
                                                                     Price                             Price
       ------------------------------------------------------------------------------------------------------

       Outstanding at beginning of year            86,000            $7.84          86,000             $7.84
       Granted                                         --               --              --                --
       Exercised                                       --               --              --                --
       Forfeited                                       --               --              --                --

       ------------------------------------------------------------------------------------------------------

       Outstanding at end of year                  86,000            $7.84          86,000             $7.84

       ------------------------------------------------------------------------------------------------------

       Options exercisable at year-end             86,000            $7.84          86,000             $7.84
       Weighted average fair value of
       options granted during the year                 --               --              --                --
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

The initial term of the lease with Westgroup is ten years and calls for annual net base rent, as amended in 1999, of $918,400, plus real estate taxes and property insurance, payable in monthly installments. In addition to the base rent Westgroup pays GIA participation rent consisting of a portion of Westgroup's operating surplus, as defined in the lease agreement. Participation rent is due at end of each lease year. There has been no participation rent since the inception of the lease. The 1999 lease amendment also calls for an increase in base rent commencing January 1, 2002 in accordance with changes in the Consumer Price Index ("CPI"). Base rent for 2003 was $986,986, increasing to $1,003,157 in 2004. Concurrently, participation rent will be reduced by the amount by which base rent increases solely as a result of CPI increases for the lease year.

During 1997 and in conjunction with the aforementioned agreements, GIA advanced $500,000 to the principal owner of the tenant of the Grove Isle property. GIA received a promissory note bearing interest at 8% per annum with interest payments due quarterly beginning on July 1, 1997 and all principal due at maturity in 2006. All interest payments due have been received.

Minimum lease payments receivable. The Company leases its commercial and industrial properties under agreements for which substantially all of the leases specify a base rent and a
rent  based  on  tenant  sales  (or  other  benchmark)   exceeding  a  specified
percentage. Such percentage rent was not material in 2003 and 2002.

These leases are classified as operating leases and generally require the tenant to pay all costs associated with the property. Minimum annual rentals on non-cancelable leases in effect at December 31, 2003, are as follows:

          Year ending December 31,                       Amount
          -----------------------                        ------
                    2004                               $1,348,000
                    2005                                1,247,000
                    2006                                1,083,000
                    2007                                  294,000
                    2008                                  294,000
                    Subsequent years                    1,072,000
                                                      -----------
                                Total                  $5,339,000
                                                      ===========

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On October 8, 2003 the Company reported it terminated the services of BDO Seidman, LLP and at the same time selected the accounting firm of Berenfeld, Spritzer, Shechter & Sheer as independent auditors for the 2003 fiscal year. There were no disagreements with accountants on accounting and financial disclosure matters. Reference is made to the separate Form 8-K report filed by the Company on October 8, 2003.


Item 8A.   Controls and Procedures.
----------------------------------
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the Annual Report on Form 10-KSB have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries, which we are required to disclose in the reports we file or submit under the Exchange Act of 1934, was made known to them by others within those entities and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation of such internal control over financial reporting that occurred during our last fiscal year which have materially affected or are reasonably materially likely to affect, our internal control over financial reporting.

                                    Part III.

Item 9.   Directors, Executive Officers and Control Persons.
-----------------------------------------------------------
Listed below is certain information relating to the executive officers and directors of the Company:


                                                 Principal Occupation and Employment other than With the Company
                                                                      During the Past Five
                                                                         Years - Other
Name and Office                         Age                              Directorships
---------------------------------------------------------------------------------------------------------------------

Maurice Wiener; Chairman of the         62    Chairman of the Board and Chief Executive Officer of the  Adviser;
Board of Directors and Chief                  Executive Trustee, Transco; Director, T.G.I.F. Texas, Inc.; Chairman
Executive Officer                             of the Board and Chief Executive Officer of Courtland Group, Inc.

Lawrence I. Rothstein; Director,        51    Director, President and Secretary of the Adviser; Trustee and Vice
President, Treasurer and Secretary            President of Transco; Director, President and Secretary of Courtland
                                              Group, Inc. Vice President and Secretary, T.G.I.F. Texas, Inc.

Carlos Camarotti; Vice                  43    Vice President - Finance and Assistant Secretary of the Adviser;
President-Finance and Assistant               Vice President - Finance and Assistant Secretary of Courtland Group,
Secretary                                     Inc.

Walter Arader; Director                 85    President, Walter G. Arader and Associates (financial and management consultants); Director, Review Publications, Inc., La France Corp.;
                                              Former Secretary of Commerce, Commonwealth of Pennsylvania.

Harvey Comita; Director                 74    Business Consultant; Trustee of Transco Realty Trust; President and
                                              Director of Pan-Optics, Inc. (1971-1991); Director of  Mediq,
                                              Incorporated (1981-1991);

Clinton Stuntebeck; Director            65    Retired Partner, Schnader, Harrison, Segal, Lewis, LLP (2004);
                                              Senior Partner, Schnader, Harrison, Segal, Lewis, LLP



All executive officers of the Company were elected to their present positions to serve until their successors are elected and qualified at the 2004 annual organizational meeting of directors immediately following the annual meeting of shareholders. All directors of the Company were elected to serve until the next annual meeting of shareholders and until the election and qualification of their successors. All directors and executive officers have been in their present position since before 1996, except for Mr. Rothstein and Mr. Stuntebeck. Mr. Rothstein became president and director of the Company in 1998 and prior to that was senior vice president of the Company.

On March 19, 2004, the Company's Board of Directors elected Clinton Stuntebeck as a director of the Company, to hold office until the next Annual Meeting of Shareholders. Mr. Stuntebeck is a retired partner in the law firm of Schnader Harrison Segal & Lewis, LLP, the Company's corporate counsel.

Code of Ethics
We have adopted a Code of Ethics that applies to all our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer and controller and HMG Advisory Corp. (HMGA) and its employees in all instances in which HMGA is acting on behalf of the Company. The Company will provide to any person without charge, upon written request, a copy of the Code of Ethics including any amendments as well as any waivers that are required to be disclosed by the rules of the SEC or the American Stock Exchange.

Audit Committee and Audit Committee Financial Expert

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange act of 1934, as amended (the "Exchange Act"). The members of the Audit Committee are Messrs. Arader and Comita. The Board of Directors has determined that each of Messrs. Arader and Comita is (1) an " audit committee financial expert," as that term is defined in Item 401(e) of Regulation S-B of the Exchange Act, and (2) independent as defined by the listing standards of the American Stock Exchange and Section 10A(m)(3) of the Exchange Act.

Item 10.  Executive Compensation.
--------------------------------
Executive officers received no cash compensation from the Company in their capacity as executive officers. Reference is made to Item 1. Business and Item
6. Management's Discussion and Analysis or Plan of Operation for information concerning fees paid to the Adviser.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------
Set forth below is certain information concerning common stock ownership by directors, executive officers, directors and officers as a group, and holders of more than 5% of the outstanding common stock.



                                                            Shares Held as of March 4, 2004
                                                            -------------------------------

                              Shares Owned by Named      Additional Shares in Which the named
                              Persons & Members of His   Person Has, or Participates in, the     Total Shares & Percent
Name (6)                      Family (1)                 Voting or Investment Power (2)          of Class
------------------------------------------------------------------------------------------------------------------------

Maurice Wiener                   65,100  (4)                   541,830  (3), (5)             606,930         52%

Lawrence Rothstein               50,000  (4)                   541,830  (3)                  591,830         50%

Walter G. Arader                 15,400  (4)                                                  15,400          1%

Harvey Comita                    10,000  (4)                   477,300  (6)                  487,300         41%

All 6 Directors and             151,000  (4)                   541,830  (3)                  692,830         59%
Officers as a Group

Emanuel Metz                     59,500                                                       59,500          5%
CIBC Oppenheimer Corp.
One World Financial Center
200 Liberty Street
New York, NY  10281


Transco Realty Trust            477,300  (5)                                                 477,300         41%
1870 S. Bayshore Drive
Coconut Grove, FL  33133




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

 (4) This number includes options granted under the 2000 Stock Option Plan, none of which have been exercised. These options have been granted to Mr. Wiener, 30,000; Mr. Rothstein, 25,000; 5,000 each to Mr. Arader and Mr. Comita; and 16,000 to two officers. Reference is made to Item 10. Executive Compensation for further information about the 2000 Stock Option Plan.

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

Transco Realty Trust ("Transco").
---------------------------------
Transco is a 44% shareholder of the Company of which Mr. Wiener is its executive trustee of and holds 37% of its stock.

HMG Advisory Corp. (the "Adviser").
---------------------------------
The day-to-day operations of the Company are handled by the Adviser, as described above under Item 1. Business "Advisory Agreement." The Adviser is majority owned by Mr. Wiener, its Chairman and CEO.

Reference is made to Item 1. Business and Item 6. Management's Discussion and Analysis or Plan of Operation for further information about the remuneration of the Adviser.

Courtland Group, Inc. ("CGI").
---------------------------------
CGI served as the Company's investment Adviser until January 1, 1998 and owns approximately 32% of Transco's stock and owns approximately 5% of the Company's common stock. CGI is 65% owned by Mr. Wiener, its Chairman and CEO

Courtland Investments, Inc. ("CII").
---------------------------------
The Company holds a 95% non-voting interest and Masscap Investment Company ("Masscap") holds a 5% voting interest in CII. In May 1998, the Company and Masscap entered into a written agreement in order to confirm and clarify the terms of their previous continuing arrangement with regard to the ongoing operations of CII, all of which provide the Company with complete authority over all decision making relating to the business, operation, and financing of CII consistent with its status as a real estate investment trust.

CII and its wholly-owned subsidiary own 100% of Grove Isle Club, Inc., Grove Isle Yacht Club Associates ("GIYCA") and Grove Isle Marina, Inc. CII also owns 15% of Grove Isle Associates, Ltd., and the other 85% is owned by the Company.

T.G.I.F. Texas, Inc. ("T.G.I.F.").
---------------------------------
CII owns approximately 49% of the outstanding shares of T.G.I.F. Mr. Wiener is a director and chairman of T.G.I.F. and owns, directly and indirectly, approximately 18% of the outstanding shares of T.G.I.F. T.G.I.F also owns 10,000 shares of the Company's stock.

HMG-Fieber Associates ("Fieber").
---------------------------------
The Company owns approximately 70% interest in Fieber and the other 30% is owned by NAF Associates ("NAF").

The following discussion describes all material transactions, receivables and payables involving related parties. All of the transactions described below were on terms as favorable to the Company as comparable transactions with unaffiliated third parties.

The Adviser.
------------

As of December 31, 2003 and 2002 the Adviser owed the Company approximately $259,000 and $648,000, respectively. In March 2004 and 2003, the Advisor made cash payments of $25,000 and $500,000, respectively, toward amounts due to the Company. Amounts due from the Adviser bear interest at the prime rate plus 1% payable monthly, with principal due on demand.

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

South Bayshore Associates ("SBA")
---------------------------------
SBA is a joint venture in which Transco and the Company hold interests of 25% and 75%, respectively. The sole major asset of SBA is a demand note from Transco, bearing interest at the prime rate, with an outstanding balance of approximately $439,000 in principal and interest as of December 31, 2003 compared to a balance of $447,000 as of December 31, 2002.

The Company also holds a demand note from SBA bearing interest at the prime rate plus 1% with an outstanding balance as of December 31, 2003 and 2002 of approximately $1,100,000, in principal and accrued interest. Interest payments of $20,000 were made in 2003 and 2002. Accrued and unpaid interest is not added to the principal. Because the Company consolidates SBA, the note payable and related interest income is eliminated in consolidation.

CGI. As of December 31, 2003 and 2002, CGI owed the Company approximately $303,000 and $317,000, respectively. In March 2003 a cash payment of approximately $17,000 was received from CGI. Amounts due from CGI bear interest at the prime rate plus 1% payable monthly, with principal due on demand.

CII. The Company holds a demand note due from CII bearing interest at the prime rate plus 1% with an outstanding balance of $3,401,000 and $3,111,000 as of December 31, 2003 and 2002, respectively. During 2003 and 2002, advances from the Company to CII totaled $743,000 and $769,000, respectively. Repayments from CII to the Company during 2003 and 2002 were $483,000 and $166,000, respectively. Accrued and unpaid interest is capitalized and included in advances. Because CII is a 95%-owned consolidated subsidiary of the Company, the note payable and related interest is eliminated in consolidation.

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

CII compensates one employee directly in his capacity as project manager for the Company's Texas property. This employee is Mr. Bernard Lerner who is a vice president of Courtland Investments, Inc. and is also a cousin of the Company's Chairman and CEO Mr. Maurice Wiener. For the years ended December 31, 2003 and 2002 CII paid Mr. Lerner $85,000 and $60,000, respectively.

T.G.I.F. As of December 31, 2003 and 2002, CII owed approximately $3,661,000 to T.G.I.F. All advances between CII and T.G.I.F. are due on demand and bear interest at the prime rate plus 1%. All interest due has been paid. As of December 31, 2003 and 2002, T.G.I.F. had amounts due from Mr. Wiener of approximately $707,000. These amounts are due on demand and bear interest at the prime rate. All interest due has been paid. The Adviser received management fees of $4,000 and $18,000 for the years ended December 31, 2003 and 2002, respectively. Mr. Wiener received consulting and director's fees from T.G.I.F of $29,000 and $45,000 for the years ended December 31, 2003 and 2002, respectively. Also, T.G.I.F. owns 10,000 shares of the Company which were purchased in 1996 at the market value.

Exercised stock options and related promissory notes.
-----------------------------------------------------
On August 24, 2000, certain officers and directors of the Company exercised all of their stock options and purchased a total of 70,000 shares of the Company's common stock for $358,750. The Company received $70,000 in cash and $288,750 in promissory notes for the balance. These promissory notes bear interest at 6.18% per annum payable quarterly in arrears on the first day of January, April, July and October. The balance of the notes as of December 31, 2003 is $258,750. A payment of $30,000 was received in 2003. The outstanding principal is due on August 23, 2005 and the notes are collateralized by the stock.

Item 13. Exhibits and Reports on Form 8-K.
-----------------------------------------

          (a)  Exhibits listed in the Index to Exhibits.

          (b) Reports on Form 8-K: On October 8, 2003 the Company filed a Form 8-K which reported the change in the Company's certifying accountant.

Item 14. Principal Accountants Fees and Services.
------------------------------------------------
The following table sets forth fees billed to the Company by the Company's independent auditors for the year ended December 31, 2003 and December 31, 2002 for (i) services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance. The Audit Committee pre-approved all services rendered by the Company's independent auditors.


       Principal Accountant Fees and Services
            For the fiscal year ended                  December 31, 2003                December 31, 2002
--------------------------------------------- ------------------------------- -----------------------------
Audit Fees                                                           $56,000                       $87,000
Audit - Related Fees                                                   3,222                            --
Tax Fees                                                              20,000                        45,000
                                              ------------------------------- -----------------------------
                    Total Fees                                       $79,222                      $132,000
                                              =============================== =============================



                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HMG/Courtland Properties, Inc.

March 19, 2004                                      By:
                                                         -----------------------
                                                         Maurice Wiener
                                                         Chairman and Chief
                                                         Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


_/s/ Maurice Wiener                                  March 19, 2004
------------------------
Maurice Wiener
Chairman of the Board
Chief Executive Officer


_ /s/ Lawrence I. Rothstein                          March 19, 2004
------------------------
Lawrence I. Rothstein
Director,  President,
Treasurer & Secretary
Principal Financial Officer

_/s/ Walter G. Arader                                March 19, 2004
------------------------
Walter G. Arader, Director


_/s/ Harvey Comita                                   March 19, 2004
------------------------
Harvey Comita, Director


_/s/ Clinton Stuntebeck                              March 19, 2004
------------------------
Clinton Stuntebeck, Director


_/s/ Carlos Camarotti                                March 19, 2004
---------------------
Carlos Camarotti
Vice President - Finance and Controller
Principal Accounting Officer



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

        (b)         Master agreement between Grove Isle Associates, Ltd.            Incorporated by reference to Exhibit 10(e) to
                    Grove Isle Clubs. Inc., Grove Isle Investments, Inc.            the 1996 Form 10-KSB
                    and Westbrook Grove Isle Associates, Ltd. dated
                    November 19, 1996.

        (c)         Agreement Re: Lease Termination between Grove Isle              Incorporated by reference to Exhibit 10(f)
                    Associates, Ltd. to And Grove Isle Club, Inc.                   to the 1996 Form 10-KSB.
                    dated November 19, 1996.

        (d)         Amended and restated agreement between NAF                      Incorporated by reference to Exhibit 10(f) to
                    Associates and the Company, dated August 31, 1999.              the 1999 Form 10-KSB.


        (e)         Amendment to Amended and restated lease agreement between       Incorporated by reference to Exhibit 10(g) to
                    Grove Isle Associates, Ltd. and Westgroup Grove Isle            the 1999 Form 10-KSB.
                    Associates, Ltd.  dated December 10, 1999.

        (f)         Lease agreement between Courtland Investments,
                    Inc. and HMG Advisory Corp. dated December 1, 1999.             Incorporated by reference to Exhibit 10(h) to
                                                                                    the 1999 Form 10-KSB.

        (g)         2000 Incentive Stock Option Plan of HMG/Courtland               Incorporated by reference to Exhibit 10(h) to
                    Properties, Inc.                                                the 2001 Form 10-KSB.



       (h)         Amended and Restated  Advisory  Agreement between                Incorporated  by reference to Exhibit 10(i) and
                   the Company and HMG Advisory Corp.  effective  January           10(j) to the 2002 Form 10-KSB.
                   1, 2003.

      (31)         Code of Ethics for Chief Executive Officer and Senior Financial
                   Officers dated May 2003                                          Included herein





      (32)       (a) Certification of Chief Executive Officer as                    Included herein.
                     adopted pursuant to Section 302 of the Sarbanes-Oxley
                     Act of 2002

                 (b) Certification of Chief Financial Officer as adopted            Included herein.
                     pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


      (33)       (a) Certification of Chief Executive Officer pursuant to 18        Included herein.
                  U.S.C. ss. 1350 as adopted pursuant to ss. 906 of the
                  Sarbanes-Oxley Act of 2002

                 (b)  Certification of Chief Financial Officer pursuant to          Included herein.
                 18 U.S.C. ss. 1350 as Included herein. adopted pursuant to
                 ss. 906 of  the Sarbanes-Oxley Act of 2002





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

  Exhibit Index
  -------------


Description/Reference
Exhibit 1
--------------------------------------------------------------------------------

HMG/Courtland Properties, Inc. Code of Ethics for Chief Executive Officer and Senior Financial Officers dated May 1, 2003



Exhibit 2a
--------------------------------------------------------------------------------

Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002



Exhibit 2b
--------------------------------------------------------------------------------

Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002



Exhibit 3
--------------------------------------------------------------------------------

Certification of Chief Executive Officer pursuant to18 U.S.C.ss.1350 as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002

       EXHIBIT 1: HMG/COURTLAND PROPERTIES, INC. CODE OF ETHICS FOR CHIEF

           EXECUTIVE OFFICER AND SENIOR FINANCIAL OFFICERS (May 2003)

1.       Purpose.
         --------

         The Board of Directors ("Board") of HMG/Courtland Properties, Inc. ("Company") has adopted the following Code of Ethics ("Code") to apply to the Company's Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer (collectively defined as the "Senior Financial Officers"). This Code is intended to focus Senior Financial Officers on areas of ethical risk, provide guidance to help them recognize and deal with ethical issues, provide mechanisms to report unethical conduct, foster a culture of honesty and accountability, deter wrongdoing and promote fair and accurate disclosure and financial reporting.

         No code or policy can anticipate every situation that may arise. Accordingly, this Code is intended to serve as a source of guiding principles. Senior Financial Officers are encouraged to bring questions about particular circumstances that may involve one or more of the provisions of this Code to the attention of the Chair of the Audit Committee, who may consult with inside or outside legal counsel as appropriate.

2.       Ethical Conduct.
         ----------------

         Each Senior Financial Officer is expected to adhere to a high standard of ethical conduct. The good name of the Company depends on the way Senior Financial Officers conduct business and the way the public perceives that conduct. Unethical actions, or the appearance of unethical actions, are not acceptable. Senior Financial Officers will be expected to be guided by the following principles in carrying out their responsibilities:

          |X| Loyalty. Senior Financial Officers should not be, or appear to be, subject to influences, interests or relationships that conflict with the best interests of the Company.

          |X|  Compliance with Applicable Laws.  Senior  Financial  Officers are
               expected  to  comply  with  all  laws,   rules  and   regulations
               applicable to the Company's activities.

          |X| Observance of Ethical Standards. Senior Financial Officers must adhere to high ethical standards in the conduct of their duties. These include honesty and fairness.

3.       Integrity of Records and Financial Reporting.
         ---------------------------------------------

         Senior Financial Officers are responsible for the accurate and reliable preparation and maintenance of the Company's financial records. Accurate and reliable preparation of financial records is of critical importance to proper management decisions and the fulfillment of the Company's financial, legal and reporting obligations. Diligence in accurately preparing and maintaining the Company's records allows the Company to fulfill its reporting obligations and to provide shareholders, governmental authorities and the general public with full, fair, accurate, timely and understandable disclosure. Senior Financial Officers are responsible for establishing and maintaining adequate disclosure controls and procedures and internal controls and procedures, including procedures which are designed to enable the Company to: (a) accurately document and account for transactions on the books and records of the Company; and (b) maintain reports, vouchers, bills, invoices, payroll and service records, business measurement and performance records and other essential data with care and honesty.

4.       Conflicts of Interest.
         ----------------------

         Senior Financial Officers must avoid any conflicts of interest between themselves and the Company. Any situation that involves, or may involve, a conflict of interest with the Company should be disclosed promptly to the Chair of the Audit Committee, who may consult with inside or outside legal counsel as appropriate.

         A "conflict of interest" can occur when an individual's personal interest is adverse to, or may appear to be adverse to, the interests of the Company as a whole. Conflicts of interest also arise when an individual, or a member of his or her immediate family, receives improper personal benefits as a result of his or her position with the Company. "Immediate family" includes that person's spouse, parents, children, siblings, mothers- and fathers-in-law, sons- and daughters-in-law and brothers and sisters-in-law.

         This Code does not attempt to describe all possible conflicts of interest which could develop. Some of the more common conflicts from which Senior Financial Officers must refrain, however, are set forth below.

     o Improper conduct and activities. Senior Financial Officers may not engage in any conduct or activities that are inconsistent with the Company's best interests or that disrupt or impair the Company's relationship with any person or entity with which the Company has or proposes to enter into a business or contractual relationship.

     o Compensation from non-Company sources. Senior Financial Officers may not accept compensation (in any form) for services performed for the Company from any source other than the Company.

     o Gifts. Senior Financial Officers and members of their immediate families may not accept gifts from persons or entities where any such gifts are being made in order to influence their actions in their position with the Company, or where acceptance of the gifts could create the appearance of a conflict of interest.

     o Personal use of Company assets. Senior Financial Officers may not use Company assets, labor or information for personal use, other than incidental personal use, unless approved by the Chair of the Audit Committee or as part of a compensation or expense reimbursement program.

5.       Corporate Opportunities.
         ------------------------

         Senior Financial Officers are prohibited from: (a) taking for themselves personally opportunities related to the Company's business; (b) using the Company's property, information, or position for personal gain, or (c) competing with the Company for business opportunities.

6.       Confidentiality.
         ----------------

         Senior Financial Officers should maintain the confidentiality of information entrusted to them by the Company and any other confidential information about the Company, its business, customers or suppliers, that comes to them, from whatever source, except when disclosure is authorized or legally mandated. For purposes of this Code, "confidential information" includes all non-public information relating to the Company, its business, customers or suppliers.

7.       Compliance with Laws, Rules and Regulations.
         --------------------------------------------

         Senior Financial Officers shall comply with laws, rules and regulations applicable to the Company, including insider trading laws. Transactions in Company securities are governed by the Company's Insider Trading Policy.

8.       Encouraging the Reporting of any Illegal or Unethical Behavior.
         ---------------------------------------------------------------

         Senior Financial Officers should promote ethical behavior and create a culture of ethical compliance. Senior Financial Officers should foster an environment in which the Company: (a) encourages employees to talk to supervisors, managers and other appropriate personnel when in doubt about the best course of action in a particular situation; (b) encourages employees to report violations of laws, rules and regulations to appropriate personnel; and
(c) informs employees that the Company will not allow retaliation for reports made in good faith.

9.       Conclusion.
         -----------

         Senior Financial Officers should communicate any suspected violations of this Code promptly to the Chair of the Audit Committee. Violations will be investigated by the Board or by a person or persons designated by the Board and appropriate disciplinary action will be taken in the event of any violations of the Code, up to and including termination.