Form 10QSB
period 2004-03-31
HMG COURTLAND PROPERTIES INC
filed 2004-05-14
CIK 311817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended        March 31, 2004
                              ---------------------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to
                               -------------------------------

                          Commission file number 1-7865
                                                ---------

                         HMG/COURTLAND PROPERTIES, INC.
                         -------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Delaware                                  59-1914299
      -------------------------------                  ------------------

      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)

1870 S. Bayshore Drive,     Coconut Grove,       Florida             33133
---------------------------------------------------------         -----------
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

1,089,135 Common shares were outstanding as of April 30, 2004.



                                                  HMG/COURTLAND PROPERTIES, INC.

                                                        Index
                                                                                                             PAGE
                                                                                                            NUMBER
PART I.      Financial Information                                                                          ------

             Item 1.   Financial Statements

             Condensed Consolidated Balance Sheets as of
             March 31, 2004 (Unaudited) and December 31, 2003...................................................1

             Condensed Consolidated Statements of Operations for the
             Three Months Ended March 31, 2004 and 2003 (Unaudited).............................................2

             Condensed Consolidated Statements of Cash Flows for the
             Three Months Ended March 31, 2004 and 2003 (Unaudited).............................................3

             Notes to Condensed Consolidated Financial Statements (Unaudited)...................................4

             Item 2.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations...................................................8

             Item 3.  Controls and Procedures...................................................................10
             -------

PART II.   Other Information
             Item 1.   Legal Proceedings . . . .................................................................10
             -------
             Item 2.   Changes in Securities and Small Business Issuer Purchases of Equity Securities ..........10
             -------
             Item 3.   Defaults Upon Senior Securities . . . ...................................................10
             -------
             Item 4.   Submission of Matters to a Vote of Security Holders . . . ...............................10
             -------
             Item 5.   Other Information . . . .................................................................10
             -------
             Item 6.   Exhibits and Reports on Form 8-K.........................................................10
             -------
Signatures......................................................................................................11



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


HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES
------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------

                                                                    March 31,        December 31,
                                                                      2004              2003
                                                                      -----             ----
                             ASSETS                                (UNAUDITED)
Investment properties, net of accumulated depreciation:
  Commercial and industrial                                       $  2,580,839      $  2,611,777
  Hotel and club facility                                            4,114,751         4,212,734
  Yacht slips                                                          140,349           169,073
  Land held for development                                          1,083,855         1,083,855
                                                                  ------------      ------------
                Total investment properties, net                     7,919,794         8,077,439


Cash and cash equivalents                                            2,029,742         2,624,643
Investments in marketable securities                                 5,849,147         4,892,908
Other investments                                                    4,830,146         5,048,016
Investment in affiliate                                              2,947,077         2,926,326
Loans, notes and other receivables                                     973,081         1,015,118
Notes and advances due from related parties                            987,224         1,003,243
Deferred taxes                                                         416,000           478,000
Other assets                                                           245,965           234,036
                                                                  ------------      ------------
                          TOTAL ASSETS                            $ 26,198,176      $ 26,299,729
                                                                  ============      ============



                          LIABILITIES
Mortgages and notes payable                                       $  8,051,799      $  8,086,227
Accounts payable and accrued expenses                                  322,582           229,461
                                                                  ------------      ------------
                       TOTAL LIABILITIES                             8,374,381         8,315,688


Minority interests                                                     324,419           322,193
                                                                  ------------      ------------


                      STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; 2,000,000 shares
   authorized; none issued
Excess common stock, $1 par value; 500,000 shares authorized;
   none issued
Common stock, $1 par value; 1,500,000 shares authorized;
   1,315,635 shares issued and outstanding                           1,315,635         1,315,635
Additional paid-in capital                                          26,571,972        26,571,972
Undistributed gains from sales of properties, net of losses         39,526,129        39,478,523
Undistributed losses from operations                               (47,996,496)      (47,786,418)
                                                                  ------------      ------------
                                                                    19,417,240        19,579,712

Less:  Treasury stock, at cost (226,500 shares)                     (1,659,114)       (1,659,114)
            Notes receivable from exercise of stock options           (258,750)         (258,750)
                                                                  ------------      ------------
                   TOTAL STOCKHOLDERS' EQUITY                       17,499,376        17,661,848


                                                                  ------------      ------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 26,198,176      $ 26,299,729
                                                                  ============      ============

See notes to the condensed consolidated financial statements




                                      (3)



HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES
------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

----------------------------------------------------------------


                                                                       Three months ended March 31,
                           REVENUES                                      2004              2003
                                                                         ----              ----
Real estate rentals and related revenue                             $   428,488      $   411,823
Marina revenues                                                         116,678          123,569
Net gain (loss) from investments in marketable securities               114,249          (24,645)
Net (loss) gain from other investments                                  (47,899)          68,629
Interest, dividend and other income                                      79,041           62,933
                                                                    -----------------------------
                             Total                                      690,557          642,309

                           EXPENSES
Operating expenses:
  Rental and other properties                                           123,630          147,410
  Marina expenses                                                       112,114           94,544
  Depreciation and amortization                                         144,325          146,935
  Adviser's base fee                                                    225,000          225,000
  General and administrative                                             78,065           73,130
  Professional fees and expenses                                         29,183           45,096
  Directors' fees and expenses                                           16,953           11,800
                                                                    -----------------------------
                   Total operating expenses                             729,270          743,915

Interest expense                                                        112,720          126,977
Minority partners' interests in operating (loss) gain of
         consolidated entities                                           (3,355)              50
                                                                    -----------------------------
                        Total expenses                                  838,635          870,942
                                                                    -----------------------------

Loss before sales of properties and income taxes                       (148,078)        (228,633)

Gain on sales of properties, net                                         47,606           39,144
                                                                    -----------------------------
Loss before income taxes                                               (100,472)        (189,489)

Provision for income taxes                                               62,000            7,000

                                                                    -----------------------------
                           Net Loss                                 ($  162,472)     ($  196,489)
                                                                    =============================


Net Loss Per Common Share:
     Basic and diluted                                              ($     0.15)     ($     0.18)
                                                                    ===========      ===========

                    Weighted average common shares outstanding:       1,089,135        1,089,135
                                                                    ===========      ===========

See notes to the condensed consolidated financial statements


                                      (4)


HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES
------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

------------------------------------------------------------------------------------------------


                                                                    Three months ended March 31,
                                                                        2004            2003
                                                                   -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         ($  162,472)     ($  196,489)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                     144,325          146,935
     Net loss (gain) from other investments                             47,899          (68,629)
     Gain on sales of properties, net                                  (47,606)         (39,144)
     Net (gain) loss from investments in marketable securities        (114,249)          24,645
     Minority partners' interest in operating (losses) gains            (3,355)              50
     Deferred income tax expense                                        62,000            7,000
     Changes in assets and liabilities:
       Increase in other assets and other receivables                  (74,208)         (21,747)
       Net proceeds from sales and redemptions of securities           817,106          736,179
       Decrease in sales of securities pending delivery                   --             (8,369)
       Increased investments in marketable securities               (1,659,096)        (157,774)
       Increase in accounts payable and accrued expenses                93,120          120,202
       Decrease in other liabilities                                      --           (673,626)
                                                                   -----------      -----------
    Total adjustments                                                 (734,064)          65,722
                                                                   -----------      -----------
    Net cash used in operating activities                             (896,536)        (130,767)
                                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net proceeds from disposals of properties                           69,752           45,000
    Decrease in notes and advances from related parties                 16,019          396,498
    Net decrease in mortgage loans and notes receivables                97,998          107,405
    Distributions from other investments                               442,294          270,595
    Contributions to other investments                                (290,000)         (89,820)
                                                                   -----------      -----------
    Net cash provided by investing activities                          336,063          729,678
                                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of mortgages and notes payables                          (34,428)         (28,060)
                                                                   -----------      -----------
    Net cash used in financing activities                              (34,428)         (28,060)
                                                                   -----------      -----------

    Net (decrease) increase in cash and cash equivalents              (594,901)         570,851

    Cash and cash equivalents at beginning of the period             2,624,643        1,863,534
                                                                   -----------      -----------

    Cash and cash equivalents at end of the period                 $ 2,029,742      $ 2,434,385
                                                                   ===========      ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                         $   113,000      $   127,000
                                                                   ===========      ===========
  Cash paid during the period for income taxes                            --               --
                                                                   ===========      ===========

See notes to condensed consolidated financial statements



                                      (5)



                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         -------------------------------------------

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10QSB, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2003. The balance sheet as of December 31, 2003 was derived from audited financial statements as of that date. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

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

3.      GAIN ON SALES OF PROPERTIES
        ---------------------------
For the three months ended March 31, 2004 Grove Isle Yacht Club Associates (GIYCA) sold one yacht slip located in Miami, Florida resulting in a net gain to the Company of approximately $48,000.





                                       (5)

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)


4.      INVESTMENTS IN MARKETABLE SECURITIES
        -------------------------------------

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

Net gain (loss) from investments in marketable securities for the three months ended March 31, 2004 and 2003 is summarized below:

                            Three Months Ended March 31,
----------------------------------------------------------------
              Description                   2004         2003
----------------------------------------------------------------
Net realized loss from sales of          ($  8,000)   ($ 36,000)
securities
Unrealized net gain in trading
securities                                 122,000       41,000
Net change in sales of securities
pending delivery                              --        (30,000)
                                         ---------    ---------
Total net gain (loss) from investments
in marketable securities                 $ 114,000    ($ 25,000)
                                         =========    =========

For the three months ended March 31, 2004 net realized loss from sales of marketable securities of approximately $8,000 consisted of approximately $79,000 of gross losses net of $71,000 of gross gains. For the three months ended March 31, 2003 net realized loss from sales of marketable securities of approximately $36,000 consisted of approximately $49,000 of gross losses net of $13,000 of gross gains.

Net change in sales of securities pending delivery in 2003 represents the changes in the market value of those securities and the delivery of securities to realize gain or loss from these transactions. There are no remaining sales of securities pending delivery in 2004.

Investment gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net earnings. However, the amount of investment gains or losses on marketable securities for any given period has no predictive value and variations in amount from period to period have no practical analytical value.








                                       (6)

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

5.      OTHER INVESTMENTS
        -----------------
As of March 31, 2004, the Company has committed to invest approximately $10 million in other investments primarily in private capital funds, of which approximately $8.7 million has been funded. The carrying value of other investments (which reflects distributions and valuation adjustments) is approximately $4.9 million. During the three months ended March 31, 2004 the Company has made follow-on contributions to four existing investments of approximately $290,000 and has received approximately $442,000 in distributions from other investments. The distributions in 2004 primarily consisted of one return of capital distribution in the amount of $306,000 from an investment in a partnership which recapitalized one of its operating businesses and distributed the proceeds to its partners.

Net (loss) gain from other investments for the three months ended March 31, 2004 and 2003, is summarized below:

                                                  2004         2003
                                               ---------    ---------
Real estate development and operation          $  38,000    $  59,000
Venture capital fund - technology               (104,000)
Income from investment in 49% owned
affiliate (T.G.I.F. Texas, Inc.)                  21,000       13,000
Others, net                                       (3,000)      (3,000)
                                               ---------    ---------
Total net (loss) gain from other investments   ($ 48,000)   $  69,000
                                               =========    =========

In March 2004, the Company reduced the carrying value of one of its investments in a venture capital fund by $104,000. This fund experienced a decline in the market value of its holdings in publicly-traded companies having a concentration in technology and communications.

6.      MORTGAGES AND NOTES PAYABLE
        ---------------------------

Included in mortgages and notes payable as of March 31, 2004 and December 31, 2003 is approximately $3.7 million of notes payable to a 49%-owned affiliate, T.G.I.F. Texas, Inc., as previously disclosed.


7.      SUBSEQUENT EVENT - SALE OF SHOPPING CENTER
        ------------------------------------------
In April 2004, the Company sold its shopping center located near Jacksonville, Florida for approximately $3.9 million. The Company projects a gain on the sale of approximately $1.8 million.











                                       (7)

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations


RESULTS OF OPERATIONS
---------------------
The Company reported a net loss of approximately $162,000 (or $.15 per share) for the three months ended March 31, 2004. This is as compared with a net loss of approximately $196,000 (or $.18 per share) for the three months ended March 31, 2003. Total revenues for the three months ended March 31, 2004 as compared with the same period in 2003, increased by approximately $48,000 or 7%. Total expenses for the three months ended March 31, 2004, as compared with the same periods in 2003, decreased by approximately $32,000 or 4%. Gain on sales of properties for the three months ended March 31, 2004 was approximately $48,000 as compared with gains of approximately $39,000 for the three months ended March 31, 2003.

REVENUES

Rentals and related revenues for the three months ended March 31, 2004 as compared with the same comparable period in 2003 increase slightly (4%) primarily due to consumer price index adjustments to base rent.

Marina revenues for the three months ended March 31, 2004 as compared with the same comparable period in 2003 decreased slightly (5%) primarily due to reduced transient rental income as a result of the sale of yacht slips in the prior year.

Net gain from investments in marketable securities for the three months ended March 31, 2004 was approximately $114,000 as compared with a net loss of approximately $25,000 for the same comparable three month period in 2003. See discussion in Note 4 to Condensed Consolidated Financial Statements (unaudited).

Net loss from other investments for the three months ended March 31, 2004 was approximately $48,000 as compared with a net gain of approximately $69,000 for the same three month comparable period in 2003. See discussion in Note 5 to Condensed Consolidated Financial Statements (unaudited).

Interest and dividend income for the three months ended March 31, 2004 was approximately $79,000 as compared with approximately $63,000 for the same three month comparable period in 2003. This increase of approximately $16,000 (or 26%) was primarily due to an increase in debt security investments that yield interest income.

EXPENSES

Rental and other properties expenses for the three months ended March 31, 2004 decreased by approximately $24,000 (or 16%) as compared that for the three months ended March 31, 2003. This was primarily the result of a non-recurring repair to the Grove Isle property in 2003 of approximately $18,000.

Marina expenses for the three months ended March 31, 2004 increased by approximately $18,000 or 19% as compared with the same comparable three month period in 2003 primarily due to increased insurance expense as a result of the reinstatement of windstorm coverage at the Grove Isle Marina in 2004.



                                       (8)

Management's Discussion and Analysis of Financial
Condition and Results of Operations
(continued)

Professional fees expense decreased by approximately $16,000 (or 35%) for the three months ended March 31, 2004 as compared with the same period in 2003 primarily as a result of a reduction in the Company auditing and tax preparation fees due to the change in accountants, as previously reported.

Interest expense decreased by approximately $14,000 (or 11%) for the three months ended March 31, 2004 as compared with the same period in 2003 primarily as a result the overall reduction in outstanding debt.

EFFECT OF INFLATION:
--------------------
Inflation affects the costs of operating and maintaining the Company's investments. In addition, rentals under certain leases are based in part on the lessee's sales and tend to increase with inflation, and certain leases provide for periodic adjustments according to changes in predetermined price indices.

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES
-----------------------------------------------------------------
The Company's material commitments in 2004 primarily consist of maturities of debt obligations of approximately $3.8 million and commitments to fund private capital investments of approximately $1.3 million due upon demand. The funds necessary to meet these obligations are expected to be available from the proceeds of sales of properties or investments, refinancing, distributions from investments and available cash. The majority of maturing debt obligations for 2004 is a note payable to the Company's 49% owned affiliate, T.G.I.F. Texas, Inc. ("TGIF") of approximately $3.6 million. This amount is due on demand. It is expected that this obligation when due to TGIF would be paid with funds available from distributions from its investment in TGIF and from available cash.

MATERIAL COMPONENTS OF CASH FLOWS
---------------------------------
For the three months ended March 31, 2004, net cash used in operating activities was approximately $896,000. Included in this amount is an increase in investments of marketable securities of approximately $1.7 million less proceeds from sales of marketable securities of approximately $817,000.

For the three months ended March 31, 2004, net cash provided by investing activities was approximately $336,000. This was comprised primarily of distributions from other investments of approximately $442,000, repayments of mortgage loans and notes receivable of approximately $98,000 and proceeds from sales of properties of approximately $70,000. These sources of cash were partially offset by contributions to other investments of $290,000.

For the three months ended March 31, 2004, net cash used in financing activities was approximately $34,000 consisting of repayments of mortgages and notes payable.




                                       (9)

Item 3.      Controls and Procedures

         (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial, , after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries, which we are required to disclose in the reports we file or submit under the Exchange Act of 1934, was made known to them by others within those entities and reported within the time periods specified in the SEC's rules and forms.

         (b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-QSB.


PART II.   OTHER INFORMATION

Item 1.     Legal Proceedings: None.

Item 2. Changes in Securities and Small Business Issuers Purchase of Equity Securities: None.

Item 3.     Defaults Upon Senior Securities: None.

Item 4.     Submission of Matters to a Vote of Security Holders: None.

Item 5.     Other Information: None.

Item 6.     Exhibits and Reports on Form 8-K:

     (a) Certifications pursuant to 18 USC Section 1350-Sarbanes-Oxley Act of 2002. Filed herewith.

     (b) Reports on Form 8-K filed for the quarter ended March 31, 2004: On March 23, 2004 the Company filed Form 8-K reporting the election of Mr. Clinton Stuntebeck as a director of the Company, to hold office until the next Annual Meeting of Shareholders.





                                      (10)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HMG/COURTLAND PROPERTIES, INC.






Dated:       May 14, 2004               ----------------------------------
                                        /s/Lawrence Rothstein
                                        President, Treasurer and Secretary
                                        Principal Financial Officer





Dated:      May 14, 2004                ----------------------------------
                                        /s/Carlos Camarotti
                                        Vice President - Finance and Controller
                                        Principal Accounting Officer








                                      (11)