Form 10QSB
period 2004-06-30
HMG COURTLAND PROPERTIES INC
filed 2004-07-30
CIK 311817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
--
x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
--   EXCHANGE ACT OF 1934


For the Quarterly period ended    June 30, 2004
                              ------------------
                                       OR

-- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
--



For the transition period from______________________to

                          Commission file number 1-7865
                                                --------

                         HMG/COURTLAND PROPERTIES, INC.
                         ------------------------------
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

         Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                     ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

1,089,135 Common shares were outstanding as of June 30, 2004.



                         HMG/COURTLAND PROPERTIES, INC.

                                      Index
                                                                                                            PAGE
                                                                                                           NUMBER
                                                                                                           ------
PART I.      Financial Information

             Item 1.   Financial Statements

             Condensed Consolidated Balance Sheets as of
             June 30, 2004 (Unaudited) and December 31, 2003....................................................1

             Condensed Consolidated Statements of Operations for the
             Three and Six Months Ended June 30, 2004 and 2003 (Unaudited)......................................2

             Condensed Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 2004 and 2003 (Unaudited)................................................3

             Notes to Condensed Consolidated Financial Statements (Unaudited)...................................4

             Item 2.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations...................................................9

             Item 3.  Controls and Procedures...................................................................11


PART II.   Other Information
             Item 1.   Legal Proceedings .......................................................................11
             Item 2.   Changes in Securities and Small Business Issuer Purchases of Equity Securities...........11
             Item 3.   Defaults Upon Senior Securities . . . ...................................................11
             Item 4.   Submission of Matters to a Vote of Security Holders . . . ...............................11
             Item 5.   Other Information . . . .................................................................11
             Item 6.   Exhibits and Reports on Form 8-K.........................................................11

Signatures......................................................................................................12



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



HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES
------------------------------------------------


CONDENSED CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------

                                                                            June 30,                December 31,
                                                                              2004                      2003
                                                                              ----                      ----
                             ASSETS                                        (UNAUDITED)
Investment properties, net of accumulated depreciation:
  Commercial and industrial                                                  $998,627                $2,611,777
  Hotel and club facility                                                   4,016,529                 4,212,734
  Yacht slips                                                                 131,620                   169,073
  Land held for development                                                 1,083,855                 1,083,855
                                                                 ---------------------     ---------------------
                Total investment properties, net                            6,230,631                 8,077,439


Cash and cash equivalents                                                   3,533,544                 2,624,643
Cash restricted pending delivery of securities                                 95,986               -
Investments in marketable securities                                        6,659,481                 4,892,908
Other investments                                                           5,240,828                 5,048,016
Investment in affiliate                                                     2,960,035                 2,926,326
Loans, notes and other receivables                                            905,726                 1,015,118
Notes and advances due from related parties                                   778,369                 1,003,243
Deferred taxes                                                                464,000                   478,000
Other assets                                                                  195,605                   234,036
                                                                 ---------------------     ---------------------
                          TOTAL ASSETS                                    $27,064,205               $26,299,729
                                                                 ---------------------     ---------------------



                          LIABILITIES
Mortgages and notes payable                                                $7,367,445                $8,086,227
Accounts payable and accrued expenses                                         258,814                   229,461
Accrued income taxes payable                                                  182,000               -
Sales of securities pending delivery                                          112,830               -
                                                                 ---------------------     ---------------------
                       TOTAL LIABILITIES                                    7,921,089                 8,315,688


Minority interests                                                            301,478                   322,193
                                                                 ---------------------     ---------------------


                      STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; 2,000,000 shares
   authorized; none issued
Excess common stock, $1 par value; 500,000 shares authorized;
   none issued
Common stock, $1 par value; 1,500,000 shares authorized;
   1,315,635 shares issued and outstanding                                  1,315,635                 1,315,635
Additional paid-in capital                                                 26,571,972                26,571,972
Undistributed gains from sales of properties, net of losses                41,327,464                39,478,523
Undistributed losses from operations                                      (48,455,569)              (47,786,418)
                                                                 ---------------------     ---------------------
                                                                           20,759,502                19,579,712

Less:  Treasury stock, at cost (226,500 shares)                            (1,659,114)               (1,659,114)
            Notes receivable from exercise of stock options                  (258,750)                 (258,750)
                                                                 ---------------------     ---------------------
                   TOTAL STOCKHOLDERS' EQUITY                              18,841,638                17,661,848


                                                                 ---------------------     ---------------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $27,064,205               $26,299,729
                                                                 ---------------------     ---------------------

See notes to the condensed consolidated financial statements




                                      (1)



HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES
------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------------------

                                                                    Three months ended June 30,          Six months ended June 30,
                           REVENUES                                   2004              2003              2004              2003
                                                                      ----              ----              ----              ----

Real estate rentals and related revenue                             $367,028          $402,951          $795,516          $814,774
Marina revenues                                                      116,176           118,030           232,854           241,599
Net (loss) gain from investments in marketable securities           (249,477)          324,500          (135,228)          299,855
Net gain from other investments                                      152,270            77,650           104,371           146,279
Interest, dividend and other income                                  106,310            67,489           185,351           130,422
                                                                  -----------------------------------------------------------------
                             Total                                   492,307           990,620         1,182,864         1,632,929



                           EXPENSES

Operating expenses:
  Rental and other properties                                        117,961           121,187           241,591           268,597
  Marina expenses                                                     96,778            87,565           208,892           182,109
  Depreciation and amortization                                      122,465           145,411           266,790           292,346
  Adviser's base fee                                                 225,000           225,000           450,000           450,000
  General and administrative                                          80,736            74,277           158,801           147,407
  Professional fees and expenses                                      40,634            64,252            69,817           109,348
  Directors' fees and expenses                                        13,258            16,708            30,211            28,508
                                                                  -----------------------------------------------------------------
                   Total operating expenses                          696,832           734,400         1,426,102         1,478,315


Interest expense                                                     116,120           123,706           228,840           250,683
Minority partners' interests in operating gain of
         consolidated entities                                         4,427            10,659             1,072            10,709
                                                                  -----------------------------------------------------------------
                        Total expenses                               817,379           868,765         1,656,014         1,739,707
                                                                  -----------------------------------------------------------------

(Loss) income before sales of properties and income taxes           (325,072)          121,855          (473,150)         (106,778)

Gain on sales of properties, net                                   1,801,335            39,112         1,848,941            78,256
                                                                  -----------------------------------------------------------------
Income (loss) before income taxes                                  1,476,263           160,967         1,375,791           (28,522)

Provision for income taxes                                           134,000           120,000           196,000           127,000

                                                                  -----------------------------------------------------------------
                       Net Income (loss)                          $1,342,263           $40,967        $1,179,791         ($155,522)
                                                                  =================================================================



Net Income (loss) Per Common Share:
     Basic                                                             $1.23             $0.04             $1.08            ($0.14)
                                                                       =====             =====             =====            ======
     Diluted                                                           $1.22             $0.04             $1.07            ($0.14)
                                                                       =====             =====             =====            ======

Weighted average common shares outstanding  Basic                  1,089,135         1,089,135         1,089,135         1,089,135
                                                                   =========         =========         =========         =========
Weighted average common shares outstanding  Diluted                1,103,271         1,098,153         1,103,700         1,089,135
                                                                   =========         =========         =========         =========


See notes to the condensed consolidated financial statements





                                      (2)

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES
------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

--------------------------------------------------------------------------------


                                                                                                 Six months ended June 30,
                                                                                               2004                     2003
                                                                                               ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                        $1,179,791                ($155,522)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization                                                            266,790                  292,346
     Net gain from other investments                                                         (104,371)                (146,279)
     Gain on sales of properties, net                                                      (1,848,941)                 (78,256)
     Net loss (gain) from investments in marketable securities                                135,228                 (299,855)
     Minority partners' interest in operating gains                                             1,072                   10,709
     Deferred income tax expense                                                               14,000                  127,000
     Changes in assets and liabilities:
       (Increase) decrease in other assets and other receivables                             (153,263)                  34,847
       Net proceeds from sales and redemptions of securities                                1,403,182                1,658,564
       Increase in restricted cash                                                            (95,986)                    --
       Increase (decrease) in sales of securities pending delivery                            111,974                   (8,273)
       Increased investments in marketable securities                                      (3,304,127)                (555,866)
       Increase in accounts payable and accrued expenses                                      185,682                   14,202
       Increase in accrued income taxes payable                                               182,000                     --
       Decrease in other liabilities                                                            --                    (679,891)
                                                                                           ----------                 ---------
    Total adjustments                                                                      (3,206,760)                 369,248
                                                                                           ----------                 ---------
    Net cash (used in) provided by operating activities                                    (2,026,969)                 213,726
                                                                                           ----------                 ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Net proceeds from disposals of properties                                               3,440,649                  127,500
    Decrease in notes and advances from related parties                                        21,846                  400,177
    Net decrease in mortgage loans and notes receivables                                      291,902                   56,485
    Distributions from other investments                                                      869,734                  405,820
    Contributions to other investments                                                       (939,036)                (289,060)
                                                                                           ----------                 ---------
    Net cash provided by investing activities                                               3,685,095                  700,922
                                                                                           ----------                 ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of mortgages and notes payables                                                (718,782)                 (55,092)
    Net distributions to minority partners                                                    (30,443)                    --
                                                                                           ----------                 ---------
    Net cash used in financing activities                                                    (749,225)                 (55,092)
                                                                                           ----------                 ---------

    Net increase in cash and cash equivalents                                                 908,901                  859,556

    Cash and cash equivalents at beginning of the period                                    2,624,643                1,863,534
                                                                                           ----------               -----------

    Cash and cash equivalents at end of the period                                         $3,533,544               $2,723,090
                                                                                           ----------               -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                                   $229,000                 $251,000
                                                                                           ----------                 ---------
  Cash paid during the period for income taxes                                                 --                         --
                                                                                           ----------                 ---------


See notes to condensed consolidated financial statements



                                      (3)

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10QSB, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2003. The balance sheet as of December 31, 2003 was derived from audited financial statements as of that date. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

3.  GAIN ON SALES OF PROPERTIES
-------------------------------
In April 2004 the Company sold its shopping center near Jacksonville, Florida for approximately $3.9 million and recognized a net gain on the sale of $1.8 million.

In March 2004 Grove Isle Yacht Club Associates (GIYCA) sold one yacht slip located in Miami, Florida resulting in a net gain to the Company of approximately $48,000.




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

Net gain (loss) from investments in marketable securities for the three and six months ended June 30, 2004 and 2003 is summarized below:




                                                          Three months ended June 30,     Six months ended June 30,
---------------------------------------------------------------------------------------- -----------------------------
                            Description                          2004           2003            2004          2003
------------------------------------------------------------------------- -------------- --------------- -------------
Net realized loss from sales of securities                      ($5,000)      ($40,000)      ($13,000)      ($75,000)
Unrealized net (loss) gain in trading securities               (244,000)       373,000       (122,000)       414,000
Net change in sales of securities pending delivery                   ---        (9,000)            ---       (39,000)
                                                         ---------------- -------------- --------------- -------------
Total net (loss) gain from investments in marketable          ($249,000)      $324,000      ($135,000)      $300,000
securities                                               ================ ============== =============== =============



For the three and six months ended June 30, 2004 net realized loss from sales of marketable securities of approximately $5,000 and $13,000 consisted of approximately $10,000 of gross losses net of $5,000 of gross gains for the three month period and approximately $89,000 of gross losses net of $76,000 of gross gains for the six month period. For the three and six months ended June 30, 2003 net realized loss from sales of marketable securities of approximately $40,000 and $75,000 consisted of approximately $155,000 of gross losses net of $115,000 of gross gains for the three month period and approximately $204,000 of gross losses net of $129,000 of gross gains for the six month period.

Net change in sales of securities pending delivery in 2003 represents the changes in the market value of those securities and the delivery of securities to realize gain or loss from these transactions. Such amounts in 2004 were insignificant.

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





                                       (6)

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

5.   OTHER INVESTMENTS
----------------------
As of June 30, 2004, the Company has committed to invest approximately $10.6 million in other investments primarily in private capital funds, of which approximately $9.3 million has been funded. The carrying value of other investments (which reflects distributions and valuation adjustments) is approximately $5.2 million. During the six months ended June 30, 2004 the Company has made contributions of approximately $939,000 and has received distributions of approximately $870,000 from these investments. The contributions include $575,000 made to two new investments during the three months ended June 30, 2004. The distributions in 2004 primarily consisted of return of capital distribution in the amount of $535,000 from an investment in a partnership which sold and recapitalized several of its operating businesses and distributed the proceeds to its partners.

Net (loss) gain from other investments for the three and six months ended June 30, 2004 and 2003, is summarized below:




                                                   Three months ended June 30,               Six months ended June 30,
                                           ---------------------------------------- ----------------------------------------
               Description                        2004                2003                 2004                2003
              -------------                ------------------- -------------------- ------------------- --------------------
Partnership owning diversified operating
companies                                         $140,000             --                  $140,000             --
Technology-related venture fund                    --                  --                  (104,000)            --
Real estate development and operation                2,000            79,000                 40,000            137,000
Income from investment in 49% owned
affiliate (T.G.I.F. Texas, Inc.)                    13,000             2,000                 34,000             15,000
Others, net                                         (3,000)           (3,000)                (6,000)            (6,000)
                                           ------------------- -------------------- ------------------- --------------------
Total net gain (loss) from other                  $152,000           $78,000               $104,000           $146,000
investments                                =================== ==================== =================== ====================




In May 2004, the Company received a distribution approximately $271,000 from an investment in a partnership which recapitalized one of its operating companies. The excess of the distribution over the carrying value of the investment resulted in a capital gain of $140,000.

In March 2004, the Company reduced the carrying value of one of its investments in a venture capital fund by $104,000. This fund experienced a decline in the market value of its holdings in publicly-traded companies having a concentration in technology and communications

6.  MORTGAGES AND NOTES PAYABLE
-------------------------------
Included in mortgages and notes payable as of June 30, 2004 and December 31, 2003 is approximately $3.7 million of notes payable to a 49%-owned affiliate, T.G.I.F. Texas, Inc., as previously disclosed.






                                       (7)

7.   BASIC AND DILUTED EARNINGS PER SHARE
-----------------------------------------
Basic and diluted earnings per share for the three and six months ended June 30, 2004 and 2003 are computed as follows:




                                                            For the three months ended       For the six months ended

                                                                        June 30,                     June 30,
                                                                  2004           2003          2004           2003
                                                                  ----           ----          ----           ----
                Basic:
                ------
                Net Income (loss)                               $1,342,263      $40,967    $1,179,791      ($155,522)

Weighted average shares outstanding                              1,089,135    1,089,135     1,089,135      1,089,135
                                                         -------------------------------------------------------------

             Basic earnings (loss) per share                         $1.23        $0.04         $1.08         ($0.14)
                                                         =============================================================


                Diluted:
                --------
                Net Income (loss)                               $1,342,263      $40,967    $1,179,791      ($155,522)

Weighted average shares outstanding                              1,089,135    1,089,135     1,089,135      1,089,135

Plus incremental shares from assumed conversion: Stock
options                                                             14,136        9,018        14,565             --
                                                         -------------------------------------------------------------

Diluted weighted average common shares                           1,103,271    1,098,153     1,103,700      1,089,135
                                                         -------------------------------------------------------------
             Diluted earnings (loss) per share                       $1.22        $0.04         $1.07         ($0.14)
                                                         =============================================================








                                       (8)

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations


RESULTS OF OPERATIONS
---------------------
The Company reported net income of approximately $1.3 million (or $1.23 per basic share and $1.22 per diluted share) and $1.2 million (or $1.08 per basic share and $1.07 per diluted share) for the three and six months ended June 30, 2004, respectively. This is as compared with net income of approximately $41,000 (or $.04 per basic and diluted share) for the three months ended March 31, 2003 and a net loss of approximately $155,000 (or $.14 per basic and diluted share) for the six months ended June 30, 2003. Total revenues for the three and six months ended June 30, 2004 as compared with the same periods in 2003, decreased by approximately $498,000 or 50% and $450,000 or 28%, respectively. Total expenses for the three and six months ended June 30, 2004, as compared with the same periods in 2003, decreased by approximately $51,000 or 6% and $84,000 or 5%, respectively. Gain on sales of properties for the three and six months ended June 30, 2004 was approximately $1.8 million as compared with gains of approximately $39,000 and $78,000 for the three and six months ended June 30, 2003.

REVENUES

Rentals and related revenues for the three and six months ended June 30, 2004 as compared with the same comparable periods in 2003 decrease by $36,000 (9%) and $19,000 (2%), respectively. The decrease for the three month comparable periods was primarily due to the sale in April 2004 of the shopping center located near Jacksonville, Florida.

Net loss from investments in marketable securities for the three and six months ended June 30, 2004 was approximately $249,000 and $135,000, respectively. This is as compared with net gain from investments in marketable securities of approximately $325,000 and $300,000, respectively, for the same comparable periods in 2003. For further details refer to Note 4 to Condensed Consolidated Financial Statements (unaudited).

Net gain from other investments for the three and six months ended June 30, 2004 was approximately $152,000 and $104,000, respectively. This is as compared with a net gain of approximately $78,000 and $146,000, respectively, for the same comparable periods in 2003. For further details refer to Note 5 to Condensed Consolidated Financial Statements (unaudited).

Interest and dividend income for the three and six months ended June 30, 2004 was approximately $106,000 and $185,000, respectively. This is as compared with approximately $67,000 and $130,000, respectively, for the same comparable periods in 2003. The increases from last year of $39,000 (or 58%) for the three month periods and $55,000 (or 42%) for the six month periods was primarily due to an increase in investments bonds and other fixed income securities.

EXPENSES

Expenses for rental and other properties for the six months ended June 30, 2004 decreased by approximately $27,000 (or 10%) as compared to that for the six months ended June 30, 2003. This was primarily the result of decreased operating expenses of approximately $39,000 relating to the sale of the shopping center in April 2004. This decrease was partially offset by increased insurance costs at the Grove Isle property.


                                       (9)

Management's Discussion and Analysis of Financial
Condition and Results of Operations
(continued)

Marina expenses for the three and six months ended June 30, 2004 increased by approximately $9,000 (or 11%) and $27,000 (or 15%), respectively, as compared with the same comparable periods in 2003. This was primarily due to increased insurance expense as a result of the reinstatement of windstorm coverage at the Grove Isle Marina in 2004 and increased payroll and related expenses.

Professional fees expense for the three and six months ended June 30, 2004 decreased by approximately $24,000 (or 37%) and $40,000 (or 37%), respectively, as compared with the same comparable periods in 2003. This decrease was primarily the result of a reduction in the Company legal expenses.

Interest expense for the three and six months ended June 30, 2004 decreased by approximately $8,000 (or 6%) and $22,000 (or 9%), respectively, as compared with the same comparable periods in 2003. This decrease was primarily as the result of an overall reduction in outstanding debt.

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

MATERIAL COMPONENTS OF CASH FLOWS
---------------------------------
For the six months ended June 30, 2004, net cash used in operating activities was approximately $2 million. Included in this amount is an increase in investments of marketable securities of approximately $3.3 million less proceeds from sales of marketable securities of approximately $1.4 million.

For the six months ended June 30, 2004, net cash provided by investing activities was approximately $3.7 million. This was comprised primarily of proceeds from the sales of properties of approximately $3.4 million.

For the six months ended June 30, 2004, net cash used in financing activities was approximately $749,000 primarily consisting of repayments of mortgages and notes payable.





                                      (10)

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


PART II.   OTHER INFORMATION
Item 1.     Legal Proceedings: None.
-------     -----------------

Item 2.     Changes in Securities and Small Business Issuers Purchase of Equity
-------     -------------------------------------------------------------------
            Securities: None.
            ----------

Item 3.     Defaults Upon Senior Securities: None.
-------     -------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders: None.
-------     ---------------------------------------------------

Item 5.     Other Information: None.
-------     -----------------

Item 6.     Exhibits and Reports on Form 8-K:
-------     ---------------------------------

     (a) Certifications pursuant to 18 USC Section 1350-Sarbanes-Oxley Act of 2002. Filed herewith.

     (b) Reports on Form 8-K filed for the quarter ended June 30, 2004:




                                      (11)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HMG/COURTLAND PROPERTIES, INC.
                                       ------------------------------






Dated:      July 30, 2004              -----------------------------------
                                       /s/Lawrence Rothstein
                                       President, Treasurer and Secretary
                                       Principal Financial Officer





Dated:      July 30, 2004              -----------------------------------
                                       /s/Carlos Camarotti
                                       Vice President - Finance and Controller
                                       Principal Accounting Officer








                                      (12)