Form 10QSB
period 2004-09-30
HMG COURTLAND PROPERTIES INC
filed 2004-11-15
CIK 311817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Quarterly period ended  September 30, 2004
                                ------------------

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------  ------------------


                          Commission file number 1-7865
                                                -------

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

              1870 S. Bayshore Drive, Coconut Grove, Florida 33133
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                  305-854-6803
                                  ------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
   (Former name, former address and former fiscal year, if changed since last report)

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

1,089,135 Common shares were outstanding as of September 30, 2004.

                         HMG/COURTLAND PROPERTIES, INC.

                                      Index
                                                                                                             PAGE
                                                                                                            NUMBER
                                                                                                            ------
PART I.      Financial Information

             Item 1.   Financial Statements

             Condensed Consolidated Balance Sheets as of
             September 30, 2004 (Unaudited) and December 31, 2003..............................................1

             Condensed Consolidated Statements of Operations for the
             Three and Nine Months Ended September 30, 2004 and 2003 (Unaudited)...............................2

             Condensed Consolidated Statements of Cash Flows for the
             Nine Months Ended September 30, 2004 and 2003 (Unaudited).........................................3

             Notes to Condensed Consolidated Financial Statements (Unaudited)..................................4

             Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.....................................................11

             Item 3.  Controls and Procedures.................................................................14

PART II.   Other Information
             Item 1.   Legal Proceedings . . . ...............................................................14
             Item 2.   Changes in Securities and Small Business Issuer Purchases of Equity Securities.........14
             Item 3.   Defaults Upon Senior Securities . . . .................................................14
             Item 4.   Submission of Matters to a Vote of Security Holders . . . .............................14
             Item 5.   Other Information . . . ...............................................................14
             Item 6.   Exhibits and Reports on Form 8-K.......................................................14
Signatures....................................................................................................15


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


HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
-----------------------------------------------


CONDENSED CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------

                                                                        September 30,              December 31,
                                                                            2004                      2003
                                                                            ----                      ----
                             ASSETS                                     (UNAUDITED)
Investment properties, net of accumulated depreciation:
  Commercial properties                                                    $4,657,065                $2,611,777
  Hotel and club facility                                                   3,923,262                 4,212,734
  Hotel and club facility-Spa construction in progress                        602,181               -
  Marina properties                                                         2,602,060                   169,073
  Land held for development                                                   589,419                 1,083,855
                                                                 ---------------------     ---------------------
                Total investment properties, net                           12,373,987                 8,077,439


Cash and cash equivalents                                                   3,514,355                 2,624,643
Investments in marketable securities                                        6,730,330                 4,892,908
Other investments                                                           5,096,518                 5,048,016
Investment in affiliate                                                     2,972,955                 2,926,326
Loans, notes and other receivables                                          1,960,104                 1,015,118
Notes and advances due from related parties                                   738,674                 1,003,243
Deferred taxes                                                                438,000                   478,000
Goodwill                                                                    7,728,627               -
Other assets                                                                  441,387                   234,036
                                                                 ---------------------     ---------------------
                          TOTAL ASSETS                                    $41,994,937               $26,299,729
                                                                 =====================     =====================



                          LIABILITIES
Mortgages and notes payable                                               $17,383,138                $8,086,227
Accounts payable and accrued expenses                                         800,148                   229,462
Margin payable to broker                                                    1,850,266               -
Accrued income taxes payable                                                  403,000               -
Sales of securities pending delivery                                          168,400               -
                                                                 ---------------------     ---------------------
                       TOTAL LIABILITIES                                   20,604,952                 8,315,689


Minority interests                                                          2,639,354                   322,193
                                                                 ---------------------     ---------------------


                      STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; 2,000,000 shares
   authorized; none issued
Excess common stock, $1 par value; 500,000 shares authorized;
   none issued
Common stock, $1 par value; 1,500,000 shares authorized;
   1,315,635 shares issued and outstanding                                  1,315,635                 1,315,635
Additional paid-in capital                                                 26,571,972                26,571,972
Undistributed gains from sales of properties, net of losses                41,624,907                39,478,522
Undistributed losses from operations                                      (48,844,019)              (47,786,418)
                                                                 ---------------------     ---------------------
                                                                           20,668,495                19,579,711

Less:  Treasury stock, at cost (226,500 shares)                            (1,659,114)               (1,659,114)
            Notes receivable from exercise of stock options                  (258,750)                 (258,750)
                                                                 ---------------------     ---------------------
                   TOTAL STOCKHOLDERS' EQUITY                              18,750,631                17,661,847


                                                                 ---------------------     ---------------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $41,994,937               $26,299,729
                                                                 =====================     =====================

See notes to the condensed consolidated financial statements


                                      (1)


HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES
------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------


                                                            Three months ended September 30,     Nine months ended September 30,
                           REVENUES                                  2004              2003              2004              2003
                                                                     ----              ----              ----              ----
Real estate rentals and related revenue                             $393,477          $445,336        $1,188,993        $1,260,110
Food & beverage sales                                                384,574         -                   384,574         -
Marina revenues                                                      189,820           120,553           422,674           362,152
Net gain (loss) from investments in marketable securities            111,410           190,626           (23,818)          490,481
Net gain (loss) from other investments                                17,136          (105,527)          121,507            40,752
Interest, dividend and other income                                  135,223            78,867           320,574           209,289
                                                            -----------------------------------------------------------------------
                             Total                                 1,231,640           729,855         2,414,504         2,362,784

                           EXPENSES
Operating expenses:
  Rental and other properties                                        156,880           144,943           398,471           413,540
  Food and beverage cost of sales                                    117,731         -                   117,731         -
  Food and beverage labor and related costs                           83,809         -                    83,809         -
  Food and beverage other operating costs                            227,028         -                   227,028         -
  Marina expenses                                                    145,969            99,817           354,861           281,926
  Depreciation and amortization                                      145,411           145,016           412,201           437,362
  Adviser's base fee                                                 225,000           225,000           675,000           675,000
  General and administrative                                          69,459            70,781           228,260           218,188
  Professional fees and expenses                                      59,847            54,509           129,664           163,857
  Directors' fees and expenses                                        18,614            17,618            48,825            46,126
                                                            -----------------------------------------------------------------------
                   Total operating expenses                        1,249,748           757,684         2,675,850         2,235,999

Interest expense                                                     185,707           123,371           414,547           374,054
Minority partners' interests in operating gain (loss) of
         consolidated entities                                       (62,364)            3,331           (61,292)           14,040
                                                            -----------------------------------------------------------------------
                        Total expenses                             1,373,091           884,386         3,029,105         2,624,093
                                                            -----------------------------------------------------------------------

Loss before sales of properties and income taxes                    (141,451)         (154,531)         (614,601)         (261,309)

Gain on sales of properties, net                                     297,444           307,855         2,146,385           386,111
                                                            -----------------------------------------------------------------------
Income before income taxes                                           155,993           153,324         1,531,784           124,802

Provision for income taxes                                           247,000            23,000           443,000           150,000

                                                            -----------------------------------------------------------------------
                       Net (loss) Income                            ($91,007)         $130,324        $1,088,784          ($25,198)
                                                            =======================================================================


Net Income (loss) Per Common Share:
     Basic                                                            ($0.08)            $0.12             $1.00            ($0.02)
                                                                      ======             =====             =====            ======
     Diluted                                                          ($0.08)            $0.12             $0.98            ($0.02)
                                                                      ======             =====             =====            ======

Weighted average common shares outstanding - Basic                 1,089,135          1,089,135         1,089,135        1,089,135
                                                                   =========          =========         =========        =========
Weighted average common shares outstanding - Diluted               1,103,271          1,098,153         1,103,700        1,089,135
                                                                   =========          =========         =========        =========

See notes to the condensed consolidated financial statements


                                      (2)


HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
-----------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------------


                                                                                              Nine months ended September 30,
                                                                                               2004                     2003
                                                                                               ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                        $1,088,784                 ($25,198)
   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
     Depreciation and amortization                                                            412,201                  437,362
     Net gain from other investments                                                         (126,466)                 (40,827)
     Gain on sales of properties, net                                                      (2,146,385)                (386,111)
     Net loss (gain) from investments in marketable securities                                 23,818                 (490,481)
     Minority partners' interest in operating gains                                           (61,292)                  14,040
     Deferred income tax expense                                                               40,000                  150,000
     Changes in assets and liabilities:                                                                              -
       (Increase) decrease in other assets and other recievables                             (117,653)                 122,558
       Net proceeds from sales and redemptions of securities                                2,738,344                1,724,702
       Increase in sales of securities pending delivery                                       178,511                -
       Increased investments in marketable securities                                      (4,609,695)              (1,971,213)
       Increase in accounts payable and accrued expenses                                      764,004                  129,953
       Increase in accrued income taxes payable                                               403,000                ``
       Increase (decrease) in margin payable to brokers and other liabilities               1,850,266                 (679,891)
       Repayment of note receivable from stock options exercised                            -                           30,000
                                                                                     -----------------        -----------------
    Total adjustments                                                                        (651,347)                (959,908)
                                                                                     -----------------        -----------------
    Net cash provided by (used in) operating activities                                       437,437                 (985,106)
                                                                                     -----------------        -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases and improvements of properties (including goodwill)                         (14,510,474)               -
    Net proceeds from disposals of properties                                               4,232,528                1,227,802
    Decrease in notes and advances from related parties                                        24,552                  411,598
    Additions in mortgage loans and notes receivables                                      (1,100,000)                 (25,195)
    Collections of mortgage loans and notes receivables                                        54,776                -
    Distributions from other investments                                                    1,138,447                  839,044
    Contributions to other investments                                                     (1,051,187)                (561,050)
                                                                                     -----------------        -----------------
    Net cash (used in) provided by investing activities                                   (11,211,358)               1,892,199
                                                                                     -----------------        -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings from mortgages and notes payables                                           10,050,000                -
    Repayment of mortgages and notes payables                                                (753,089)                (202,699)
    Contributions from minority partners                                                    2,397,165                -
    Distributions to minority partners                                                        (30,443)               -
                                                                                     -----------------        -----------------
    Net cash provided by (used in) financing activities                                    11,663,633                 (202,699)
                                                                                     -----------------        -----------------

    Net increase in cash and cash equivalents                                                 889,712                  704,394

    Cash and cash equivalents at beginning of the period                                    2,624,643                1,863,534
                                                                                     -----------------        -----------------

    Cash and cash equivalents at end of the period                                         $3,514,355               $2,567,928
                                                                                     -----------------        -----------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                                   $415,000                 $318,000
                                                                                     -----------------        -----------------
  Cash paid during the period for income taxes                                              --                          $2,000
                                                                                     -----------------        -----------------

See notes to condensed consolidated financial statements


                                      (3)

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     -------------------------------------------
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10QSB, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2003. The balance sheet as of December 31, 2003 was derived from audited financial statements as of that date. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements include the accounts of HMG/Courtland Properties, Inc. (the "Company") and entities in which the Company owns a majority voting interest or controlling financial interest. Also included in the condensed consolidated financial statements are the accounts of two 50% owned entities which were formed in 2004 for the purpose of acquiring and developing property (refer to Notes 3 and 5 below). All material transactions and balances with consolidated and unconsolidated entities have been eliminated in consolidation or as required under the equity method.

2. RECENT ACCOUNTING PRONOUNCEMENTS.
   ---------------------------------

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

In January 2003, the FASB issued FASB Interpretation No. 46 (" FIN 46"), "Consolidation of Variable Interest Entities ("VIE's")." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to VIE's created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. On October 9, 2003 the FASB issued FASB Staff Position No. FIN 46-6 "Effective Date of FASB Interpretation No.46 Consolidation of Variable Interest Entities," which defers the implementation date for public entities that hold an interest in a variable interest entity or potential variable interest entity from the first fiscal year or interim period beginning after June 15, 2003 to the end of the first interim or annual period ending after December 15, 2003. This deferral applies only if 1) the variable interest entity was created before February 1, 2003 and 2) the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46, other than disclosures required by paragraph 26 of FIN
46. The Company does not have any VIE's as defined by FIN 46.


                                       (4)

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

3. ACQUISITION OF RESTAURANT, MARINA AND OFFICE/RETAIL PROPERTY,  COCONUT GROVE,
--------------------------------------------------------------------------------
FLORIDA
-------

As previously reported, on August 20, 2004, the Company, through two 50%-owned entities, Bayshore Landing, LLC ("Landing") and Bayshore Rawbar, LLC ("Rawbar"), (collectively "Bayshore") purchased a restaurant, office/retail and marina property located in Coconut Grove (Miami), Florida (the "Property") for approximately $13.9 million. The other 50% owner of Bayshore is The Christoph Family Trust (the "Trust"). Members of the Trust are experienced real estate and Marina operators. The seller, Bayshore Restaurant Management Corporation and affiliates, is part of a larger privately-held organization which operates other restaurants in Florida. The acquired assets included a two story building with approximately 40,000 rentable square feet. A portion of the upstairs space is intended to be utilized as a restaurant. The property also includes approximately 15,000 square feet of outdoor space comprising the raw bar restaurant and approximately 3.7 acres of submerged land with approximately 132 dock slips comprising the marina portion of the acquired property. Also included in the acquired assets were certain trademarks and other rights in connection with the restaurant and dock slips.

The acquired property is subject to a ground lease with the City of Miami, Florida expiring in 2035 which was assigned to Bayshore upon acquisition. The annual rent under the ground lease is based on a percentage of revenues.

The purchase price paid by Bayshore included proceeds from a bank loan secured by the Property in the amount of $10 million plus approximately $3.9 million in cash. The $10 million bank loan is part of a $13.275 million acquisition and construction loan. Proceeds from the construction loan are intended for renovations to the entire property. The outstanding principal balance of the bank loan shall bear interest at a rate of 2.45% per annum in excess of the LIBOR Rate. The bank loan shall be payable as follows: during the first year, monthly payments of accrued interest will be paid. After the first year and upon conversion to permanent terms, the loan will be repayable in equal monthly principal payments necessary to fully amortize the principal amount over the remaining twenty years of the loan, plus accrued interest.

The following table sets forth the allocation of the purchase price to the assets acquired:


          Marina slips                                            $2,500,000
          Buildings                                                2,900,000
          Furniture and fixtures                                     765,000
          Goodwill                                                 7,729,000
          Food and beverage inventory                                 49,000
                                                   --------------------------
                  Total Capitalized Costs                        $13,943,000
                                                   --------------------------


The allocation above was based, in part, on an independent appraisal report which utilized as its primary valuation method the discounted cash flows from the existing operations assigning appropriate discount rates for each of the three operating components of the Property. The excess of capitalized cost assigned to specific assets over the purchase price was $7,729,000 and was recorded as goodwill. For tax purposes this goodwill is expected to be deducted over 15 years.

The Company believes this purchase will compliment its existing property portfolio.

                                       (5)

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)


Concurrently with the acquisition of the Property, Bayshore entered into a management agreement with a company whose principal is a principal of the seller ("manager") and previously operated the Raw Bar restaurant. Bayshore will pay the manager a management fee based on sales and operating profits. Also, refer to Note 6 below regarding promissory note relating to another restaurant owned by the manager.

The Company has included the accounts of Bayshore in its condensed consolidated financial statements beginning from August 20, 2004, the date of acquisition.

Pro-forma Results of Operations
-------------------------------

The following are the Company's results of operations for the three and nine months ended September 30, 2004 with comparative results of operations for the three and nine months ended September 30, 2003, as if the acquisition of the Property had taken place at the beginning of the periods.


                                         Three months ended September 30,         Nine months ended September 30,
                                     ----------------------------------------- ---------------------------------------
                                          2004                   2003                   2004                     2003
                                          ----                   ----                   ----                     ----

               Revenues             $1,922,205             $2,106,780             $6,779,093               $6,912,427
                                    ----------             ----------             ----------               ----------

      Net (loss) income              ($60,402)               $349,103             $1,880,444                 $781,014
                                     --------                --------             ----------                 --------
  Basic (Loss) earnings
              per share                ($0.06)                   $.32                  $1.73                     $.72
                                       ------                    ----                  -----                     ----

         Diluted (Loss)
     earnings per share                ($0.05)                   $.32                  $1.70                     $.71
                                       ------                    ----                  -----                     ----




4.  GAIN ON SALES OF PROPERTIES
    ---------------------------
In  September  2004  the  Company  sold  3.4  acres  of  undeveloped   land  for
approximately $885,000 and recognized a net gain on the sale of $297,000.

In April 2004 the Company sold its shopping center near Jacksonville, Florida for approximately $3.9 million and recognized a net gain on the sale of $1.8 million.

In March  2004 Grove Isle  Yacht  Club  Associates  (GIYCA)  sold one yacht slip
located  in  Miami,   Florida  resulting  in  a  net  gain  to  the  Company  of approximately $48,000.



                                       (6)

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)


5.CONSTRUCTION OF SPA AT GROVE ISLE
-----------------------------------
In September 2004 the Company entered into an agreement with Noble House Associates, LLC ("NHA"), an affiliate of the Company's tenant at its Grove Isle property (Westgroup Grove Isle Associates, Ltd., or "Westgroup"), for the purpose of developing and operating on the Grove Isle property a commercial project consisting of a first class spa, together with related improvements and amenities (the "Spa Property"). A newly formed subsidiary of the Company, CII Spa, LLC ("CIISPA") and NHA formed a Delaware limited liability company, Grove Spa, LLC ("GS") which is owned 50% by CIISPA and 50% by NHA. The Spa Property developed by GS will be sub-leased from Westgroup. The initial term of the sublease commenced on September 15, 2004 and ends on November 30, 2016, with the GS having the right to extend the term for two additional consecutive 20 year terms on the same terms as the original sublease. Annual base rent of the sublease is $10,000, plus GS shall pay real estate taxes, insurance, utilities and all other costs relating to the Spa Property. The construction of the Spa Property is currently underway and is expected to cost approximately $2 million and is to be completed in 2005.

In conjunction with the Spa Property development, the Company amended and restated its lease with Westgroup to extend the term of the lease from December 31, 2006 to December 31, 2016. Furthermore, the lease's termination payment, as defined, was amended and restated to mean 50% of the amount by which the value of the leased property on the date of termination, as amended, exceeds $11,480,000, plus the value of NHA's percentage ownership interest in GS.

The Company has included the accounts of CIISPA in its condensed consolidated financial statements beginning from September 15, 2004, the date of agreement.


                                       (7)

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

6.PROMISSORY NOTE TO OPERATOR OF RESTAURANT
-------------------------------------------
In August 2004 the Company advanced $1 million to an entity which owns and operates a restaurant in Key West, Florida. The Company has had a 10% equity interest in this restaurant since its construction began in 1999. The restaurant opened in October 2003. The proceeds of loan were used for leasehold improvements. The principal owner of the restaurant is an entity whose principal is also the principal of the seller and current manager of the restaurant operations acquired on August 20, 2004 and described in Note 3. The promissory note is secured by a 65-year leasehold interest and calls for quarterly payments of interest of 8% per annum beginning on July 31, 2004. All principal and accrued and unpaid interest is due on June 30, 2009. The Company also has a ten year option to acquire an additional 20% equity interest in this restaurant.

7. INVESTMENTS IN MARKETABLE SECURITIES
---------------------------------------
Investments in marketable securities consist primarily of large capital corporate equity and debt securities in varying industries or issued by government agencies with readily determinable fair values. These securities are stated at market value, as determined by the most recent traded price of each security at the balance sheet date. Consistent with the Company's overall current investment objectives and activities its entire marketable securities portfolio is classified as trading.

Net gain (loss) from investments in marketable securities for the three and nine months ended September 30, 2004 and 2003 is summarized below:


                                                         Three months ended September    Nine months ended September
                                                                     30,                             30,
------------------------------------------------------- ------------------------------- ------------------------------
                            Description                            2004           2003            2004           2003
------------------------------------------------------- ---------------- -------------- --------------- --------------
Net realized gain (loss) from sales of securities                $5,000       $179,000        ($7,000)       $103,000
Unrealized net gain (loss) in trading securities                 95,000        (3,000)        (27,000)        411,000
Net change in sales of securities pending delivery               11,000         15,000          10,000       (24,000)
                                                        ---------------- -------------- --------------- --------------
Total net (loss) gain from investments in marketable
securities                                                     $111,000       $191,000       ($24,000)       $490,000
                                                        ================ ============== =============== ==============


For the three and nine months ended September 30, 2004 net realized gain (loss) from sales of marketable securities was approximately $5,000 and ($7,000), respectively. These amounts consisted of approximately $131,000 of gross losses net of $124,000 of gross gains for the nine month period ended September 30, 2004. Gross gains and losses were not significant for the three month period ended September 30, 2004. For the three months ended September 30, 2003 net realized gain from sales of marketable securities of approximately $179,000 consisted of approximately $199,000 of gross gains net of approximately $20,000 of gross losses. For the nine months ended September 30, 2003 net realized gain from sales of marketable securities of approximately $103,000 consisted of approximately $328,000 of gross gains net of approximately $225,000 of gross losses.

Net change in sales of securities pending delivery represents the changes in the market value of those securities and the delivery of securities to realize gain or loss from these transactions.

                                       (8)

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


8. OTHER INVESTMENTS
--------------------
As of September 30, 2004, the Company has committed to invest approximately $10.6 million in investments consisting primarily of private capital funds and other limited partnerships, of which approximately $9.4 million has been funded. The carrying value of other investments (which reflects distributions and valuation adjustments) is approximately $5.1 million. During the nine months ended September 30, 2004 the Company made contributions of approximately $1 million and has received distributions of approximately $1.1 from these investments. The contributions include $575,000 made to two new investments during the nine months ended September 30, 2004. The distributions in 2004 primarily consisted of return of capital distribution in the amount of $611,000 from an investment in a partnership which sold and recapitalized several of its operating businesses and distributed the proceeds to its partners.

Net gain (loss) from other investments for the three and nine months ended September 30, 2004 and 2003, is summarized below:


                                              Three months ended September 30,          Nine months ended September 30,
                                           ------------------- -------------------- ------------------- --------------------
               Description                        2004                2003                 2004                2003
                                           ------------------- -------------------- ------------------- --------------------
Partnership owning diversified operating
companies                                             $61,000           $--                   $201,000             $--
Technology-related venture fund                      (83,000)            (114,000)           (187,000)            (114,000)
Real estate development and operation                  30,000                   --              70,000              138,000
Income from investment in 49% owned
affiliate (T.G.I.F. Texas, Inc.)                       12,000               11,000              47,000               26,000
Others, net                                           (3,000)              (3,000)             (9,000)              (9,000)
                                           ------------------- -------------------- ------------------- --------------------
Total net gain (loss) from other
investments                                           $17,000           ($106,000)            $122,000              $41,000
                                           =================== ==================== =================== ====================



During the nine months ended September 30, 2004, the Company received total distributions approximately of $611,000 from one investment in a partnership which recapitalized and or sold various operating companies. The excess of the distributions over the Company's carrying value of the investment in this partnership has resulted in capital gains of $201,000.


                                       (9)

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

In March and September 2004, the Company reduced the carrying value of one of its investments in a venture capital fund by $104,000 and $20,000, respectively. This fund experienced a decline in the market value of its holdings in publicly-traded companies having a concentration in technology and communications. Also in September 2004, the Company reduced by $83,000 the carrying value of one of its other investments in a private corporation which experience an other than temporary decline in value as a result of lower than expected demand for its product.

9. BASIC AND DILUTED EARNINGS PER SHARE
---------------------------------------
Basic and diluted earnings per share for the three and nine months ended September 30, 2004 and 2003 are computed as follows:



                                                          For the three months ended       For the nine months ended
                                                                   September 30,                September 30,
                                                                  2004           2003          2004           2003
                                                                  ----           ----          ----           ----
                Basic:
                ------
                Net (loss) income                                ($91,007)     $130,324    $1,088,784       ($25,198)

Weighted average shares outstanding                              1,089,135    1,089,135     1,089,135       1,089,135
                                                         -------------------------------------------------------------

             Basic (loss) earnings share                           ($0.08)        $0.12         $1.00         ($0.02)
                                                         =============================================================


                Diluted:
                --------
                Net (loss) income                                ($91,007)     $130,324    $1,088,784       ($25,198)

Weighted average shares outstanding                              1,089,135    1,089,135     1,089,135       1,089,135

Plus incremental shares from assumed conversion: Stock
options                                                             25,248        8,192        18,600           6,726
                                                         -------------------------------------------------------------

Diluted weighted average common shares                           1,114,383    1,097,327     1,107,735       1,095,861
                                                         -------------------------------------------------------------

             Diluted (loss) earnings per share                     ($0.08)        $0.12         $0.98         ($0.02)
                                                         =============================================================



                                      (10)

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations


RESULTS OF OPERATIONS
---------------------
The Company reported a net loss of approximately $91,000 (or $.08 per share) and net income of approximately $1.1 million (or $1.00 per basic share and $.98 per diluted share) for the three and nine months ended September 30, 2004, respectively. This is as compared with net income of approximately $130,000 (or $.12 per basic and diluted share) for the three months ended September 30, 2003 and a net loss of approximately $25,000 (or $.02 per basic and diluted share) for the nine months ended September 30, 2003.

As discussed further below, total revenues for the three and nine months ended September 30, 2004 as compared with the same periods in 2003, decreased by approximately $502,000 or 69% and $52,000 or 2%, respectively. Total expenses for the three and nine months ended September 30, 2004, as compared with the same periods in 2003, increased by approximately $489,000 or 55% and $405,000 or 15%, respectively. Gain on sales of properties for the three and nine months ended September 30, 2004 was approximately $297,000 and $2.1 million, respectively. This is as compared with gains of approximately $308,000 and $386,000 for the three and nine months ended September 30, 2003.

REVENUES

Rentals and related revenues for the three and nine months ended September 30, 2004 as compared with the same comparable periods in 2003 decreased by $52,000 (12%) and $71,000 (6%), respectively. These decreases were primarily due to the sale in April 2004 of the shopping center located near Jacksonville, Florida. And they were partially offset by increased rental revenue of approximately $44,000 from the retail space of the newly-acquired property in Miami, Florida.

Food and beverage sales of $385,000 for the three and nine months ended September 30, 2004 consists of sales from Bayshore Rawbar, LLC, which is the restaurant portion of the newly-acquired property in Miami, Florida.

Marina revenues for the three and nine months ended September 30, 2004 as compared with the same comparable periods in 2003 increased by $69,000 (or 57%) and $61,000 (or 17%), respectively. These increases were primarily from additional transient rental dockage fees from the marina at the newly-acquired property in Miami, Florida.

Net gain (loss) from investments in marketable securities for the three and nine months ended September 30, 2004 was a gain of approximately $111,000 for the three month period and a loss of approximately $24,000 for the nine month period. This is as compared with net gain from investments in marketable securities of approximately $191,000 and $490,000, respectively, for the same comparable periods in 2003. For further details refer to Note 7 to Condensed Consolidated Financial Statements (unaudited).

Net gain from other investments for the three and nine months ended September 30, 2004 was approximately $17,000 and $122,000, respectively. This is as compared with a net loss of approximately $105,000 for the three month period ended September 30, 2003 and a gain of $41,000 for the nine month period ended September 30, 2003. For further details refer to Note 8 to Condensed Consolidated Financial Statements (unaudited).


                                      (11)

Management's Discussion and Analysis of Financial
Condition and Results of Operations
(continued)


Interest and dividend income for the three and nine months ended September 30, 2004 was approximately $135,000 and $321,000, respectively. This is as compared with approximately $79,000 and $209,000, respectively, for the same comparable periods in 2003. The increases from last year of $56,000 (or 71%) for the three month periods and $111,000 (or 53%) for the nine month periods was primarily due to an increase in investments bonds and other fixed income securities.

EXPENSES

Expenses for rental and other properties for the three months ended September 30, 2004 increased by approximately $12,000 (or 8%) as compared to that for the three months ended September 30, 2003. This was primarily due to the operating expenses of approximately $26,000 relating to the retail portion of the newly-acquired property in Miami, Florida. For the nine months ended September 30, 2004 as compared with 2003 such expenses decreased by $15,000 (or 4%) primarily due to the sale of the shopping center near Jacksonville, Florida in April 2004.

Food and beverage cost of sales, labor and related costs and other operating costs are all related to the newly-acquired property in Miami, Florida.

Marina expenses for the three and nine months ended September 30, 2004 increased by approximately $46,000 (or 46%) and $73,000 (or 26%), respectively, as compared with the same comparable periods in 2003. This was primarily due to increased operating expenses of the marina portion of the newly-acquired property in Miami, Florida. For the period from the date of acquisition through September 30, 2004 these expenses amounted to approximately $45,000.

Professional fees expense for the nine months ended September 30, 2004 decreased by approximately $34,000 (or 21%) as compared with the same comparable period in 2003. This decrease was primarily the result of a reduction in the Company legal expenses.

Interest expense for the three and nine months ended September 30, 2004 increased by approximately $62,000 (or 51%) and $40,000 (or 11%), respectively, as compared with the same comparable periods in 2003. This increase was primarily from new debt from acquisition of property.

EFFECT OF INFLATION:
--------------------
Inflation affects the costs of operating and maintaining the Company's investments. In addition, rentals under certain leases are based in part on the lessee's sales and tend to increase with inflation, and certain leases provide for periodic adjustments according to changes in predetermined price indices.


                                      (12)

Management's Discussion and Analysis of Financial
Condition and Results of Operations
(continued)

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES
-----------------------------------------------------------------
The Company's material commitments in 2004 primarily consist of maturities of debt obligations of approximately $3.7 million and commitments to fund private capital investments of approximately $1.2 million due upon demand. The funds necessary to meet these obligations are expected to be available from the proceeds of sales of properties or investments, refinancing, distributions from investments and available cash. The majority of maturing debt obligations for 2004 is a note payable to the Company's 49% owned affiliate, T.G.I.F. Texas, Inc. ("TGIF") of approximately $3.7 million. This amount is due on demand. It is expected that this obligation when due to TGIF would be paid with funds available from distributions from its investment in TGIF and from available cash.

MATERIAL COMPONENTS OF CASH FLOWS
---------------------------------
For the nine months ended September 30, 2004, net cash provided by operating activities was approximately $437,000. Included in this amount are proceeds from sales of marketable securities of approximately $2.7 million, increased margin payable to broker of $1.8 million and increased accounts payable, accrued expenses and income taxes payable of approximately $1.2 million. These sources of funds were partially offset by investments in marketable securities of $4.6 million.

For the nine months ended September 30, 2004, net cash used in investing activities was approximately $11.2 million. This was comprised primarily of purchases and improvements of properties of $14.5 million, additions to notes receivable of $1.1 million and contributions to other investments of $1.1 million. These uses of funds were partially offset by proceeds from the sales of properties of approximately $4.2 million and distributions from other investments of $1.1 million.

For the nine months ended September 30, 2004, net cash provided by financing activities was approximately $11.7 million primarily consisting of new borrowings from bank for acquisition of property of $10 million and contributions from minority partners of $2.4 million. These sources of funds were partially offset by repayments of mortgages and notes payable of $753,000.


                                      (13)

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


PART II.   OTHER INFORMATION
Item 1.     Legal Proceedings: None.
-------     ------------------

Item 2.     Changes in Securities and Small Business Issuers Purchase of Equity
-------     -------------------------------------------------------------------
            Securities: None.
            -----------

Item 3.     Defaults Upon Senior Securities: None.
-------     --------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders: None.
-------     ----------------------------------------------------

Item 5.     Other Information: None.
-------     ------------------

Item 6.     Exhibits and Reports on Form 8-K:
-------     ---------------------------------

        (a) Certifications pursuant to 18 USC Section 1350-Sarbanes-Oxley Act of 2002. Filed herewith.

        (b) Reports on Form 8-K filed for the quarter ended September 30, 2004: On September 2, 2004 the Company filed Form 8-K reporting the acquisition of certain assets consisting of restaurant, marina and retail property in Miami, Florida.


                                      (14)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         HMG/COURTLAND PROPERTIES, INC.
                                         ------------------------------






Dated:       November 12, 2004           -------------------------------------
                                         /s/Lawrence Rothstein
                                         President, Treasurer and Secretary
                                         Principal Financial Officer





Dated:      November 12, 2004            -------------------------------------
                                         /s/Carlos Camarotti
                                         Vice President - Finance and Controller
                                         Principal Accounting Officer



                                      (15)