Form 10KSB
period 2004-12-31
HMG COURTLAND PROPERTIES INC
filed 2005-03-31
CIK 311817

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

          [X] Annual Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

                   For the fiscal year ended December 31, 2004

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

  DOCUMENTS INCORPORATED BY REFERENCE: See Item 13, for items incorporated by reference into this Annual Report on Form 10KSB. Exhibit Index: Page No.: 60

The issuer's revenues for its most recent fiscal year were $5,472,481

The aggregate market value of the voting stock held by non-affiliates of the Registrant (excludes shares of voting stock held by directors, executive officers and beneficial owners of more than 10% of the Registrant's voting stock; however, this does not constitute an admission that any such holder is an "affiliate" for any purpose) based on the closing price of the stock as traded on the American Stock Exchange on March 28, 2005 was $4,576,556. The number of shares outstanding of the issuer's common stock, $1 par value as of the latest practicable date: 1,089,135 shares of common stock, $1 par value, as of March 28, 2005.

                                TABLE OF CONTENTS

                                                                         PAGE

PART I
     Item 1.    Description of Business.................................. 3
     Item 2.    Description of Property.................................. 7
     Item 3.    Legal Proceedings........................................ 11
     Item 4.    Submission of Matters to a Vote of
                Security Holders......................................... 11

PART II
     Item 5.    Market Price for Common Equity
                and Related Stockholder Matters
                and Purchases of Equity Securities....................... 12
     Item 6.    Management's Discussion and
                Analysis or Plan of Operation............................ 13
     Item 7.    Financial Statements..................................... 20
     Item 8.    Changes in and Disagreements with
                Accountants On Accounting and
                Financial Disclosure..................................... 51
     Item 8A.   Controls and Procedures.................................. 51

PART III
     Item 9.    Directors, Executive Officers,
                Promoters and Control Persons;
                Compliance with Section 16(a) of the
                Exchange Act............................................. 52
     Item 10.   Executive Compensation................................... 53
     Item 11.   Security Ownership of Certain
                Beneficial Owners and Management......................... 54
     Item 12.   Certain Relationships and Related
                Transactions............................................. 55
     Item 13.   Exhibits and Reports on Form 8-K......................... 58
     Item 14.   Principal Accountants Fees and
                Services................................................. 58
                SIGNATURES............................................... 59

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

Item 1. Description of Business.
HMG/Courtland Properties, Inc. and subsidiaries ("HMG", or the "Company"), was organized in 1972 as a Delaware corporation. HMG (excluding its 95% owned subsidiary Courtland Investments, Inc., which files a separate tax return) qualifies for taxation as a real estate investment trust ("REIT") under the U.S. Internal Revenue Code.

The Company's business is the ownership and management of income-producing commercial properties and its management considers other investments if such investments offer growth or profit potential. As discussed below, the Company relies on one tenant at its Grove Isle, hotel and resort property for a significant portion of its rental and related revenue.

On August 20, 2004, the Company acquired a 50% interest in a restaurant, office/retail mall and marina property located in Coconut Grove (Miami), Florida known as Monty's (the "Monty's Property"). The total purchase price was approximately $13.9 million which included $7.7 million in goodwill and was financed by a bank loan of $10.1 million. The Monty's Property consists of a two story building with approximately 40,000 rentable square feet, approximately 15,000 square feet of outdoor space comprising the raw bar restaurant and approximately 3.7 acres of submerged land with approximately 132 dock slips comprising the marina portion of the property. A portion of the upstairs space is intended to be utilized as a restaurant and it and parts of the downstairs restaurant are currently being renovated. The Company expects to operate, or through a tenant-operator open, an upstairs restaurant over-looking the marina and will expand the downstairs raw bar, as well as renovate the office/retail mall. Construction is expected to be completed by late 2005 at estimated cost of $3.7 million. The acquired assets also include certain trademarks and other rights in connection with the restaurant and dock slips. The Monty's Property is subject to a ground lease, as amended, with the City of Miami, Florida which expires in 2035. Lease payments are based on percentage rents ranging from 5% to 15% of gross revenues from various components of the Monty's Property.

In September 2004 the Company entered into an agreement with an affiliate of the Company's major tenant, Westgroup Grove Isle Associates, a subsidiary of Noble House Resorts, Inc. (a national operator of hotels and resorts) for the purpose of developing and operating on the Grove Isle property, a commercial project consisting of a first class spa, together with related improvements and amenities (the "Spa Property"). The Company owns 50% of this new venture. The construction of the Spa Property is expected to be completed in 2005 at a cost of approximately $2.4 million.

In conjunction with the spa property development, the Company amended and restated its lease with Westgroup to extend the term of the lease from December 31, 2006 to December 31, 2016, and includes two options to extend the lease term each for an additional 20 years. The lease with Westgroup accounts for a large portion of the Company's rental and related revenue. For the years ended December 31, 2004 and 2003, the Westgroup lease accounted for approximately 80% and 72%, respectively, of total rental and related revenue.

In April 2004 the Company sold its Fashion Square shopping center located near Jacksonville, Florida for approximately $3.9 million and recognized a net gain on the sale of $1.8 million.

The Company's principal assets include a hotel, private club with spa and marina, a 50% interest in a restaurant, marina and office/retail mall facility (as discussed above) and its corporate office building. All of these properties are located in the Coconut Grove section of Miami, Florida. The Company also owns a 70% interest in a 17,000 square foot commercial building in Kingston, New York, a 70% interest in a 13,000 square foot commercial building in Montpelier, Vermont and approximately 3 acres of land held for development in Houston, Texas.

The Company's other investments consist of equity interests in various privately held entities, primarily limited partnerships, whose purpose is to invest venture capital funds in growth-oriented enterprises which may include investments in commercial real estate. Of the total amount committed in these other investments, approximately 18% (based on carrying values) is in real estate related investments and the remaining investments are in varied private entities which invest in diversified growth-oriented enterprises. Other investments give rise to exposure resulting from the volatility in capital markets. The Company mitigates its risks by diversifying its investment portfolio. Information with respect to the amounts and types of other investments including the nature of the declines in value is set forth in Note 5 of the Notes to Consolidated Financial Statements.

The Company invests idle cash in income producing instruments, including equity and debt securities issued primarily by large capital companies or government agencies with readily determinable fair values in varying industries, including real estate investment trusts and mutual funds focusing in commercial real estate activities. Substantially all of the Company's marketable securities investments are in companies listed on major national stock markets, however the overall investment portfolio and some of the Company's investment strategies could be viewed as risky and the market values of the portfolio may be subject to fluctuations. Consistent with the Company's overall investment objectives and activities, management classifies all marketable securities as being held in a trading portfolio. Accordingly, all unrealized gains and losses on the Company's investments in marketable securities are recorded in the statement of income. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

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

Information with respect to the amounts and types of investments in marketable securities is set forth in Note 4 of the Notes to Consolidated Financial Statements.

Investment in affiliate.
The Company's investment in affiliate consists of a 49% equity interest in T.G. I.F. Texas, Inc. (TGIF). T.G.I.F. is a Texas Corporation, which owns one net leased property in Louisiana and holds promissory notes receivable from its shareholders, including the Company's 95% owned subsidiary, Courtland Investments, Inc. ("CII") and Maurice Wiener, the Chairman of the Company. This investment's carrying value is approximately $3 million and the Company has as note payable to TGIF of approximately $3.7 million which is due on demand.

Insurance, Environmental Matters and Other.
In the opinion of management, all significant assets of the Company are adequately covered by insurance and the cost and effects of complying with environmental laws do not have a material impact on the Company's operations.

The Company's subsidiary which operates a restaurant is subject to various federal, state and local laws affecting its business. In particular, this restaurant is subject to licensing and regulation by the alcoholic beverage control, health, sanitation, safety and fire department agencies of Miami-Dade County, Florida. To the extent that the Company's restaurant sells alcoholic beverages it is subject to the State of Florida's liquor liability statues or "dram shop laws" which allow a person injured by an "obviously intoxicated person" to bring a civil suit against the business (or social host) who had served intoxicating liquors to an already "obviously intoxicated person". Dram shop claims normally involve traffic accidents and the Company would generally not learn of such claims until such claims are filed. At the present time, there are no dram shop cases pending against the Company. The Company has in place insurance coverage to protect it from losses, if any.

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

The food and beverage industry is highly competitive and are often affected by changes in taste and entertainment trends among the public, by local, national and economic conditions affecting spending habits, and by population and traffic patterns. The Company's restaurant is outdoors and subject to climate and seasonal conditions.

In conjunction with the purchase of the restaurant, marina and mall facility in August 2004 the Company obtained the right to certain trademarks and service marks commonly known as "Monty Trainer's", "Monty's Stone Crab", "Monty's Conch", "Monty's" and "Monty's Marina, together with certain other trademarks, trade secrets, unique features, concepts, designs operating procedures, recipes and materials used in connection with the operation of the restaurant. The Company regards its trademarks and other proprietary rights as valuable assets which are essential to the related operations. The Company will vigorously monitor and protect its trademarks against infringement and dilution where legally feasible and appropriate.

Employees.
The Company has one employee who is an officer of Courtland Investments (a 95%-owned consolidated subsidiary). This employee assumed the responsibilities of the prior project manager of one of the Company's properties. The Company has no employees other than officers who are not compensated for their services as such in accordance with its Advisory Agreement (the "Agreement") with the Adviser. Reference is made to Item 12. Certain Relationships and Related Transactions.

The labor costs relating to the food and beverage operations represent the Company's reimbursement to the manager of the restaurant for its employees and are not employees of the Company. Reference is made to discussion of restaurant, marina and mall in Item 2. Description of Property.

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

On July 16, 2004, the shareholders approved the renewal of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2005, and expiring December 31, 2005.

The Adviser is majority owned by Mr. Wiener with the remaining shares owned by certain officers, including Mr. Rothstein. The officers and directors of the Adviser are as follows: Maurice Wiener, Chairman of the Board and Chief Executive officer; Lawrence I. Rothstein, President, Treasurer, Secretary and Director; and Carlos Camarotti, Vice President - Finance and Assistant Secretary.

Advisory Fees. For the years ended December 31, 2004 and 2003, the Company and its subsidiaries paid the Adviser fees of approximately $1,215,000 and $977,000, respectively, of which $900,000 represented regular compensation and approximately $315,000 and $77,000 represented incentive compensation for 2004 and 2003, respectively. The Adviser is also the manager for certain of the Company's affiliates and received management fees of approximately $38,000 and $14,000 in 2004 and 2003, respectively, for such services. Included in fees for 2004 was approximately $8,000 of management fees earned relating to management of restaurant portion of the property acquired in August of 2004.

Item 2. Description of Property.

Grove Isle Hotel, Club and Marina (Coconut Grove, Florida). A 50 room hotel and private club (the "facility") located on 7 acres of a private island in Coconut Grove, Florida, known as "Grove Isle". In addition to the 50 hotel rooms, the facility includes public space, banquet facilities and restaurant, tennis courts, and an 85-yacht slip marina.

The facility has been leased since November 1996 to Westgroup Grove Isle Associates, Ltd., or "Westgroup", an affiliate of Noble House Resorts, Inc. ("NHR") which is a national operator of hotels and resorts. Westgroup operates all aspects of the facility, except for the marina which is operated by the Company. The original terms of the lease called for base rent of $918,400 plus participation rent consisting of a portion of Westgroup's operating surplus. Participation rent when and if due is payable at end of each lease year. There has been no participation rent since the inception of the lease. A 1999 lease amendment increased base rent commencing January 1, 2002 in accordance with changes in the Consumer Price Index ("CPI"). Base rent for 2004 was $1,003,157, increasing to $1,037,172 in 2005. Participation rent when and if earned will be reduced by the amount by which base rent increases solely as a result of CPI increases for the lease year.

In September 2004 the Company entered into an agreement with Noble House Associates, LLC ("NHA"), an affiliate of the Westgroup, for the purpose of developing and operating on the Grove Isle property, a commercial project consisting of a first class spa, together with related improvements and amenities (the "Spa Property"). A newly formed subsidiary of the Company, CII Spa, LLC ("CIISPA") and NHA formed a Delaware limited liability company, Grove Spa, LLC ("GS") which is owned 50% by CIISPA and 50% by NHA. The Spa Property developed by GS will be sub-leased from Westgroup. The initial term of the sublease commenced on September 15, 2004 and ends on November 30, 2016, with the GS having the right to extend the term for two additional consecutive 20 year terms on the same terms as the original sublease. Annual base rent of the sublease is $10,000, plus GS shall pay real estate taxes, insurance, utilities and all other costs relating to the Spa Property. The construction of the Spa Property is expected to be completed in 2005 at a cost of approximately $2.4 million.

In conjunction with the Spa Property development, the Company amended and restated its lease with Westgroup to extend the term of the lease from December 31, 2006 to December 31, 2016, and includes two options to extend the lease term each for an additional 20 years. Furthermore, the lease's termination payment, as defined, was amended and restated to mean 50% of the amount by which the value of the leased property on the date of termination, as amended, exceeds $11,480,000, plus the value of NHA's percentage ownership interest in GS.

The facility is encumbered by a mortgage note payable with an outstanding balance of approximately $4.3 million and $3.4 million as of December 31, 2004 and 2003, respectively. This loan calls monthly principal payments of $10,000 with all outstanding principal and interest due at maturity on September 29, 2010. Interest on outstanding principal is due monthly at an annual rate 2.5% plus one-month LIBOR Rate. In December 2004, this loan was modified to include an increase in the loan balance outstanding of $1 million. This additional borrowed amount (less loan costs) was loaned to GS to partially fund the construction of the Spa Property.

As of December 31, 2004, 6 of the 85 yacht slips at the facility are owned by the Company and the other 79 are owned by unrelated individuals or their entities. During 2004, the Company sold two yacht slips for a total sales price of approximately $240,000. The net gain to the Company was approximately $166,000. The Company operates and maintains all aspects of the marina at Grove Isle in exchange for an annual maintenance fee from the slip owners to cover operational expenses. In addition the Company rents the unsold slips to boat owners on a short term basis.

In 1997 and in conjunction with the original lease, the Company advanced $500,000 to the principal owner of Noble House Resorts, Inc. and received an unsecured promissory note bearing interest at 8% per annum with interest payments due quarterly beginning on July 1, 1997 with all principal due at maturity in 2006. All interest payments due have been received.

The Company has included the accounts of CIISPA in its consolidated financial statements beginning from September 15, 2004, the date of agreement.

Restaurant, marina and mall (Coconut Grove, Florida).
On August 20, 2004, the Company, through two 50%-owned entities, Bayshore Landing, LLC ("Landing") and Bayshore Rawbar, LLC ("Rawbar"), (collectively, "Bayshore") purchased a restaurant, office/retail and marina property located in Coconut Grove (Miami), Florida known as Monty's (the "Monty's Property") for approximately $13.9 million. The other 50% owner of Bayshore is The Christoph Family Trust (the "Trust" or "CFT"). Members of the Trust are experienced real estate and marina operators. The seller, Bayshore Restaurant Management Corporation and affiliates ("BRMC"), is part of a larger privately-held organization which operates other restaurants in Florida. The acquired assets included a two story building with approximately 40,000 rentable square feet. A portion of the upstairs space is intended to be utilized as a restaurant. The property also includes approximately 15,000 square feet of outdoor space comprising the raw bar restaurant and approximately 3.7 acres of submerged land with approximately 132 dock slips comprising the marina portion of the acquired property. Also included in the acquired assets were certain trademarks and other rights in connection with the restaurant and dock slips.

The acquired property is subject to a ground lease with the City of Miami, Florida expiring in 2035 which was assigned to Bayshore upon acquisition. The annual rent under the ground lease is based on a percentage of revenues.

The purchase price paid by Bayshore included proceeds from a bank loan secured by the Property in the amount of $10.1 million plus approximately $3.9 million in cash. The $10.1 million bank loan is part of a $13.275 million acquisition and construction loan. Proceeds from the construction loan are intended for renovations to the entire property. The outstanding principal balance of the bank loan shall bear interest at a rate of 2.45% per annum in excess of the LIBOR Rate. The bank loan shall be payable as follows: during the first year, monthly payments of accrued interest will be paid. After the first year and upon conversion to permanent terms, the loan will be repayable in equal monthly principal payments necessary to fully amortize the principal amount over the remaining twenty years of the loan, plus accrued interest. In conjunction with the mortgage Bayshore has also entered into an interest rate swap agreement to manage their exposure to interest rate fluctuation through the entire term of the mortgage. The effect of the swap agreement is to provide a fixed interest rate of 7.57%.

The following table sets forth the allocation of the purchase price to the assets acquired:

                     Marina slips                               $2,500,000
                     Buildings                                   2,900,000
                     Furniture and fixtures                        765,000
                     Goodwill                                    7,729,000
                     Food and beverage inventory                    49,000
                                                              -------------
                             Total Capitalized Costs           $13,943,000
                                                              =============

The allocation above was based on independent appraisal and valuation reports which utilized as its primary valuation method the discounted cash flows from the existing operations assigning appropriate discount rates for each of the three operating components of the Monty's Property. The excess of capitalized cost assigned to specific assets over the purchase price was $7,729,000 and was recorded as goodwill. Goodwill is an intangible asset with an indefinite life. It will be reviewed for impairment annually and whenever an event occurs or circumstances change that would more likely than not reduce fair value below carrying value. For federal income tax purposes goodwill is expected to be amortized under the provisions of the Internal Revenue Code.

The upstairs and parts of the downstairs of the Monty's Property are currently under construction. The Company expects a portion of the upstairs space to be utilized as a restaurant and is also expanding the downstairs raw bar restaurant. Construction is expected to be completed by late 2005 at an estimated cost of $3.7 million.

Effective from the date of acquisition, the operations of Rawbar will be managed by a company (the "Manager") whose principal was a principal of the seller and has operated this restaurant for the last 15 years. The Manager also operates two other Monty's restaurants in Miami Beach and Key West. The Company has a 10% equity interest in the Key West location. Under the management agreement Rawbar will pay the Manager a management fee equal to the greater of $300,000 per year or 4% of gross sales, as defined. In addition, the Manager is entitled to an incentive fee equal to 33% of all operating profits (as defined) greater than $1,200,000 per year. The operations of Rawbar are performed by employees of the Manager and the Company reimburses the Manager for such employees' payroll and related costs. The management agreement expires in August, 2009.

In August 2004 the Company loaned $1 million to an entity which owns and operates a restaurant in Key West, Florida. The Company has had a 10% equity interest in this restaurant since its construction began in 1999. The proceeds of the loan were used for leasehold improvements. The principal owner of the restaurant is an entity whose principal is also the principal of BRMC, the seller and current manager of the restaurant operations acquired on August 20, 2004 as described above. The promissory note is secured by a 65-year leasehold interest and calls for quarterly payments of interest of 8% per annum beginning on July 31, 2004. All principal and accrued and unpaid interest is due on June 30, 2009. The Company also has a ten year option to acquire an additional 20% equity interest in this restaurant. The restaurant opened in October 2003 and for the three months ended December 31, 2003 reported net income from operations of $94,000 and for the year ended December 31, 2004 reported a net loss of $564,000.

Land held for development (Texas and Rhode Island).
As of December 31, 2004, the Company owns approximately 3 acres of vacant land held for development located in Houston, Texas. In September 2004 the Company sold 3.4 acres of undeveloped land for approximately $885,000 and recognized a net gain on the sale of $297,000.

Additionally the Company owns approximately 50 acres of vacant land held for development located in Rhode Island.

Retail stores (New York and Vermont).
The Company owns a 70% interest in two retail store locations, one in Kingston, New York and the other in Montpelier, Vermont. The Kingston property is leased through June 2006 and calls for annual base rent of approximately $53,000 with a renewal option after three years with adjustments for inflation. The Montpelier property is vacant and held for development.

The Kingston, NY retail store described above is owned by a joint venture of which the Company is an approximate 70% owner. The 30% minority partner is NAF Associates. Reference is made to Item 12. Certain Relationships and Related Transactions, HMG Fieber Associates.

Executive offices (Coconut Grove, Florida). The principal executive offices of the Company and the Adviser are located at 1870 South Bayshore Drive, Coconut Grove, Florida, 33133, in premises owned by the Company and leased to the Adviser pursuant to a lease agreement dated December 1, 2004. The lease provides for base rent of $48,000 per year payable in equal monthly installments during the initial five year term of the lease. Additionally, the tenant pays the property taxes, insurance, utility, and maintenance and security expenses relating to the leased premises. This property is encumbered by mortgage loan due to a bank of approximately $343,000. This loan bears interest at a fixed rate of 4.75% through maturity and calls for monthly principal and interest payments with all principal due at maturity in August 2007.

The Company regularly evaluates potential real estate acquisitions for future investment or development and would utilize funds currently available or from other resources to implement its strategy.

In April 2004 the Company sold the Fashion Square shopping center located near Jacksonville, Florida for approximately $3.9 million and recognized a net gain on the sale of $1.8 million.

Item 3. Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders.
On July 16, 2004, the shareholders approved the renewal of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2005, and expiring December 31, 2005 (Reference is made to Item 1. Business), and reelected the Company's then existing Board of Directors by the following votes:
                                                           Number of votes
                                                 ------------------------------
                                                     For      Against/Withheld
                                                 ------------------------------
Amendment and renewal of Advisory Agreement (a)   1,032,394        27,007

Directors:
   Walter G. Arader                               1,034,024        25,377
   Harvey Comita                                  1,034,038        25,363
   Clinton Stuntebeck                             1,034,024        25,377
   Lawrence Rothstein                             1,034,238        25,163
   Maurice Wiener                                 1,034,238        25,163

(a) The number of votes for the Amendment and renewal of the Advisory Agreement represents majority of the outstanding votes.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

                                    Part II.

Item 5. Market Price for Common Equity and Related Stockholder Matters and Purchases of Equity Securities.

The high and low per share sales prices of the Company's stock on the American Stock Exchange (ticker symbol: HMG) for each quarter during the past two years were as follows:

                                               High        Low
              March 31, 2004                  $8.80       $9.90
              June 30, 2004                   $9.70       $9.50
              September 30, 2004              $12.93      $9.50
              December 31, 2004               $14.90      $11.39

              March 31, 2003                  $7.60       $6.20
              June 30, 2003                   $9.35       $7.70
              September 30, 2003              $9.00       $8.25
              December 31, 2003               $8.80       $7.90


There were no dividends paid or declared in 2004. The Company's policy has been to pay dividends as are necessary for it to qualify for taxation as a REIT under the Internal Revenue Code.

As of March 14, 2005, there were 393 holders of record of the Company's common stock.

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
                                   =========================== ========================== ============================

Item 6. Management's Discussion and Analysis or Plan of Operation.

Critical Accounting Policies and Estimates:
Securities and Exchange Commission Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies and methods used in the preparation of the financial statements. Note 1 of the consolidated financial statements, included elsewhere on this annual report of Form 10-KSB, includes a summary of the significant accounting policies and methods used in the preparation of the Company's consolidated financial statements. The Company believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the Company's financial statements:

Marketable Securities. Consistent with the Company's overall investment objectives and activities, management has classified its entire marketable securities portfolio as trading. As a result, all unrealized gains and losses on the Company's investment portfolio are included in the statement of income. Our investments in trading equity and debt marketable securities are valued based on quoted market prices. Marketable securities are subject to fluctuations in value in accordance with market conditions.

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

Results of Operations:
For the year ended December 31, 2004, the Company reported net income of approximately $1.5 million (or $1.37 per diluted share) compared with net income of approximately $181,000 (or $.17 per diluted share) for the year ended December 31, 2003.

Revenues:
Total revenues for the year ended December 31, 2004 as compared with that of 2003 increased by approximately $2,186,000 (or 66%). This increase was primarily due to approximately $2.1 million in revenue related to the acquisition of the Monty's Property in August 2004. Revenues from the Monty's Property consisted of food and beverage revenue of $1.7 million, marina revenues of $337,000 and rents and related revenue of $63,000 for the period from August 20th to December 31, 2004.

Real estate rentals and related revenue decreased by approximately $127,000 (or 8%) for the year ended December 31, 2004 as compared with 2003. This decrease was the result of decrease rental income of $249,000 due to the sale of the Jacksonville, FL shopping center in April 2004. This decrease was partially offset by an increase in rental and related revenues from the Grove Isle hotel of approximately $35,000 primarily due to an inflationary adjustment to base rent in 2004, approximately $24,000 from the lease renewal of Kingston, NY retail store addition and approximately $63,000 from rental income from the retail mall acquired in August 2004.

Marina revenues increased by approximately $320,000 (or 67%) for the year ended December 31, 2004 as compared with 2003. This increase was primarily the result of the acquisition of the Monty's Property in August 2004. During 2004, the Company sold two Grove Isle yacht slips for a total sales price of approximately $240,000. The net gain to the Company was approximately $166,000.

Net gain from investments in marketable securities, including marketable securities distributed by partnerships in which the Company owns minority positions, for the years ended December 31, 2004 and 2003, is as follows:

                       Description                              2004                    2003
     Net realized gain from sales of securities               $188,000               $ 37,000
     Unrealized net gain (loss) in marketable
     securities                                                233,000                754,000
     Net change in sales of securities pending
     delivery                                                    -                    (24,000)
                                                       ----------------------- -----------------------
     Total net gain from investments in marketable
     securities                                               $421,000               $767,000
                                                       ======================= =======================

Net realized gain from sales of marketable securities consisted of approximately $326,000 of gains net of $138,000 of losses for the year ended December 31, 2004. The comparable amounts in fiscal year 2003 were gains of approximately $362,000 net of $325,000 of losses. Approximately $195,000 and $197,000 of gains in fiscal years 2004 and 2003, respectively, were recognized from the sale of stock distributions from the Company's investments in privately held partnerships.

Consistent with the Company's overall current investment objectives and activities, the entire marketable securities portfolio is classified as trading (versus available for sale, as defined by generally accepted accounting principles). Unrealized gains or losses from marketable securities are recorded as revenues in the statement of income.

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

Net gain (loss) from other investments is summarized below:

                                                                    2004                 2003
                                                            --------------------- -------------------
             Venture capital funds - technology &                     ($123,332)          ($108,507)
             communications (a)
             Real estate and related (b)                                 104,233             139,852
             Venture capital funds - diversified
             businesses (c)                                              449,546         ---
             Income from investment in 49% owned
             affiliate (d)                                                67,323              32,130
             Other                                                      (12,300)            (12,300)
                                                            --------------------- -------------------
                                Totals                                  $485,470             $51,175
                                                            ===================== ===================

(a) In connection with management's regular review of other investments which includes analyzing such factors as bankruptcies and realized losses of underlying investees the Company recorded adjustments to write down investments in these sectors for declines in value deemed to be other-than-temporary. In 2004 management recorded a total of $187,000 in write-downs of two investments in the technology-related industry. In 2003 the loss included approximately $114,000 of write-downs related to impairments experienced in three funds with a heavy concentration in technology-related businesses.
(b) These gains consist primarily of gains from the disposition of assets held in partnerships in which the Company owns minority equity interests.
(c) This gain is primarily from the sale of one of the portfolio companies owned by a limited partnership which owns various diversified businesses, primarily in the manufacturing and production related sectors. The Company's ownership percentage in this limited partnership is approximately .51%. Two of these businesses were sold in 2004 resulting in a net gain to the Company of approximately $450,000.
(d) This gain represents income from the Company's 49% owned affiliate, T.G.I.F. Texas, Inc. The increase from the prior year is primarily as a result of increased rental revenue.

Net gain or loss from other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net earnings. However, the amount of investment gain or loss from other investments for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

Interest, dividend and other income for the year ended December 31, 2004 increased by approximately $171,000 (or 56%), as compared with that of 2003. This was primarily the result of interest from a new loan to the restaurant operator in Key West, Florida of $37,000 and increased earnings from investments in bonds of approximately $103,000.

Expenses:
Total expenses for the year ended December 31, 2004 as compared to that of 2003 increased by approximately $2,093,000 (or 61%).

Food and beverage costs are solely from the Monty's Property restaurant operations. Sales of food and beverage from August 20, 2004 (date acquired) through December 31, 2004 was approximately $1.73 million. The related cost of food and beverage sales was $537,000 or approximately 31% of food and beverage sales. Direct labor and related costs for the food and beverage operations was $356,000 or approximately 21% of sales, and all other costs relating to the food and beverage operations amounted to approximately $790,000 for the same period. Net profit from food and beverage operations (excluding payments between consolidated affiliates) was approximately $47,000 for the period since acquisition through December 31, 2004.

Operating expenses of rental and other properties for the year ended December 31, 2004 increased by approximately $82,000 or (15%) as compared with that of 2003. This increase was primarily the result of $103,000 of costs related to the retail mall portion of the Monty's Property acquired in August 2004. This increase was partially offset by decreased expenses related to the Fashion Square shopping center which was sold in April 2004.

Marina expenses increased by approximately $163,000 (or 43%) for the year ended December 31, 2004 as compared to 2003. This increase was primarily due to costs associated with the marina portion of the Monty's Property acquired in August 2004.

Interest expense increased by approximately $235,000 (or 48%) for year ended December 31, 2004 as compared to 2003, primarily due to interest of approximately $285,000 on new borrowings related to the acquisition of the Monty's Property in August 2004. This increase was partially offset by decreased interest as a result of loan repayments from sales of property of approximately $38,000.

Net gain on sales of real estate for the years ended December 31, 2004, and 2003 consisted of the following:

                                                             Net gain after incentive fee and
                                                                    minority interest
                                                          ---------------------------------------
                       Property Sold                            2004                  2003
    Yacht slips, Coconut Grove, Florida                            $157,000             $356,000
    Undeveloped land, Houston, Texas                                298,000              282,000
    Shopping center, Jacksonville, Florida                        1,802,000                   --
                                                          ------------------    -----------------
                           Total                                 $2,257,000             $638,000
                                                          ==================    =================

Net gain on sales of properties has been reduced, where applicable, by minority partners' interest in the gain of $8,000 and $19,000 for the years ended December 31, 2004 and 2003, respectively, and by adviser's incentive fees of $251,000 and $69,000 for the years ended December 31, 2004 and 2003, respectively.

Provision for income taxes for the years ended December 31, 2004 and 2003 was $700,000 and $323,000, respectively. The 2004 provision includes $250,000 in current income tax liability relating to the Company's REIT activities. This tax may be eliminated or reduced if the Company elects to make a distribution as allowed for REIT's. The 2004 provision also includes deferred income tax expense on non-REIT activities primarily relating to the utilization of prior year net operating loss carry forward. For the year ended December 31, 2003 the tax provision consisted entirely of deferred income tax expense and there was no current income tax provision or liability as the deferred income tax expense consisted primarily of the utilization of prior year net operating loss carry forward.

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amount and the tax basis of assets and liabilities at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. As a result of timing differences associated with the carrying value of other investments and depreciable assets and the future benefit of a net operating loss, as of December 31, 2004 and 2003, respectively, the Company has recorded a net deferred tax asset of $28,000 and $478,000. A valuation allowance against deferred tax asset has not been established as management believes it is more likely than not, based on the Company's previous history and expectation of future taxable income before expiration, that these assets will be realized.

Effect of Inflation.
Inflation affects the costs of operating and maintaining the Company's investments. In addition, rentals under certain leases are based in part on the lessee's sales and tend to increase with inflation, and certain leases provide for periodic adjustments according to changes in predetermined price indices.

Liquidity, Capital Expenditure Requirements and Capital Resources: The Company's material commitments primarily consist of maturities of debt obligations of approximately $3.9 million in 2005, contributions committed to other investments of approximately $1.0 million due upon demand and funding of remaining construction in progress of approximately $4.4 million. The funds necessary to meet these obligations are expected from the proceeds from the sales of properties or investments, bank construction loan, refinancing of existing bank loans, distributions from investments and available cash. Included in the maturing debt obligations for 2005 is a note payable to the Company's 49% owned affiliate, T.G.I.F. Texas, Inc. ("TGIF") ( Reference is made to Item 12 Certain Relationships and Related Transactions) of approximately $3.7 million. This amount is due on demand. The obligation due to TGIF will be paid with funds available from distributions from its investment in TGIF and from available cash.

A summary of the Company's contractual cash obligations at December 31, 2004 is as follows:

                                                            Payments Due by Period
                          --------------------------------------------------------------------------------------------
Contractual Obligations        Total        Less than 1 year      1 - 3 years         4 - 5 years      After 5 years
------------------------- ---------------- ------------------- ------------------- ------------------- ---------------
Mortgages and notes           $18,483,069          $3,929,573          $1,891,113          $4,403,603      $8,258,780
payable
Other investments
commitments (a)                   994,441             994,441                  --                  --              --
Commitments to complete
construction in
progress (b)                    4,400,000           4,400,000                  --                  --              --
------------------------- ---------------- ------------------- ------------------- ------------------- ---------------
         Total                $23,877,510          $9,324,014          $1,891,113          $4,403,603      $8,258,780
========================= ================ =================== =================== =================== ===============

(a) The timing of amounts due under commitments for other investments is determined by the managing partners of the individual investments. These amounts are reflected as due in less than one year although the actual funding may not be required until some time in the future.
(b) This amount represents an estimate as of December 31, 2004 of funding necessary to complete all construction in progress. Funding will be provided primarily from construction loans.

Material Changes in Operating, Investing and Financing Cash Flows.
The Company's cash flows are generated primarily from its real estate activities, sales of investment securities, distributions from other investments and borrowings. For the year ended December 31, 2004 the Company used net cash in operating activities of approximately $314,000. This primarily consisted of purchases of marketable securities in excess of proceeds from sale of securities of approximately $1.8 million partially offset by increased broker margin payables of approximately $1.4. The Company believes that there will be sufficient cash flows in the next year to meet its operating requirements.

For the year ended December 31, 2004, the net cash used in investing activities was approximately $12.1 million. This consisted primarily of the acquisition of and follow-on investments in the Monty's Property of $14.3 million, construction of the Grove Isle Spa property of approximately $1.5 million, additions to mortgages and notes receivable of $1.2 million and contributions to other investments of approximately $1.3 million. These uses were partially offset by net proceeds from the sales of properties of $4.4 million and distributions from investments of approximately $1.6 million

For the year ended December 31, 2004, net cash used in financing activities was approximately $13.3 million. This consisted primarily of borrowings from mortgages and notes payable of $11.2 million ($10.1 million for Monty's Property acquisition and $1.0 million for Spa Property construction) and contributions from minority partners of $2.9 million.

Item 7.  Consolidated Financial Statements

         Report of Independent Certified Public Accountant..................21.

         Consolidated balance sheets as of December 31, 2004 and 2003.......22.

         Consolidated statements of income for the
            years ended December 31, 2004 and 2003..........................23.

         Consolidated statements of stockholders' equity
            for the years ended December 31, 2004 and 2003..................24.

         Consolidated statements of cash flows for the
            years ended December 31, 2004, and 2003.........................25.

         Notes to consolidated financial statements.........................26.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of HMG/Courtland Properties, Inc.:

We have audited the accompanying consolidated balances sheets of HMG/Courtland Properties, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HMG/Courtland Properties, Inc. and subsidiaries at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.



Sunrise, Florida
March 17, 2005

Berenfeld, Spritzer, Shechter & Sheer


HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2004 AND 2003
------------------------------------------------------------------------------------------------------------------------------

                                                                                        December 31,          December 31,
                                                                                            2004                  2003
                                       ASSETS
Investment properties, net of accumulated depreciation:
  Commercial properties                                                                      $4,721,261            $2,611,777
  Commercial properties- construction in progress                                               210,965             -
  Hotel and club facility                                                                     3,827,201             4,212,734
  Hotel and club facility-Spa construction in progress                                        1,489,702             -
  Marina properties                                                                           2,515,265               169,073
  Land held for development                                                                     589,419             1,083,855
                                                                                      ------------------    ------------------
                          Total investment properties, net                                   13,353,813             8,077,439


Cash and cash equivalents                                                                     3,410,408             2,624,643
Investments in marketable securities                                                          7,132,542             4,892,908
Other investments                                                                             5,190,543             5,048,016
Investment in affiliate                                                                       2,993,649             2,926,326
Loans, notes and other receivables                                                            2,027,119             1,015,118
Notes and advances due from related parties                                                     973,242             1,003,243
Deferred taxes                                                                                   28,000               478,000
Goodwill                                                                                      7,728,627             -
Other assets                                                                                    536,706               234,036
                                                                                      ------------------    ------------------
                                    TOTAL ASSETS                                            $43,374,649           $26,299,729
                                                                                      ------------------    ------------------

                                     LIABILITIES
Mortgages and notes payable                                                                 $18,483,069            $8,086,227
Accounts payable and accrued expenses                                                           885,132               229,462
Margin payable to broker                                                                      1,448,605             -
Income taxes payable                                                                            250,000             -
Interest rate swap contract payable                                                             579,000             -
                                                                                      ------------------    ------------------
                                  TOTAL LIABILITIES                                          21,645,806             8,315,689


Minority interests                                                                            2,837,944               322,193
                                                                                      ------------------    ------------------

                            COMMITMENTS AND CONTINGENCIES                                     -                     -

                                STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; 2,000,000 shares
   authorized; none issued                                                                    -                     -
Excess common stock, $1 par value; 500,000 shares authorized;
   none issued                                                                                -                     -
Common stock, $1 par value; 1,500,000 shares authorized;
   1,315,635 shares issued and outstanding                                                    1,315,635             1,315,635
Additional paid-in capital                                                                   26,571,972            26,571,972
Undistributed gains from sales of properties, net of losses                                  41,735,070            39,478,522
Undistributed losses from operations                                                        (48,524,414)          (47,786,418)
Accumulated other comprehensive loss                                                           (289,500)            -
                                                                                      ------------------    ------------------
                                                                                             20,808,763            19,579,711

Less:  Treasury stock, at cost (226,500 shares)                                              (1,659,114)           (1,659,114)
            Notes receivable from exercise of stock options                                    (258,750)             (258,750)
                                                                                      ------------------    ------------------
                             TOTAL STOCKHOLDERS' EQUITY                                      18,890,899            17,661,847

                                                                                      ------------------    ------------------
                     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $43,374,649           $26,299,729
                                                                                      ==================    ==================

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------------------

                                         REVENUES                                                  2004                2003
Real estate rentals and related revenue                                                          $1,557,050          $1,684,201
Food & beverage sales                                                                             1,733,044          -
Marina revenues                                                                                     796,864             477,123
Net gain from investments in marketable securities                                                  421,196             766,712
Net gain from other investments                                                                     485,470              51,175
Interest, dividend and other income                                                                 478,041             306,754
                                                                                       -----------------------------------------
                                           Total                                                  5,471,665           3,285,965

                                         EXPENSES
Operating expenses:
  Rental and other properties                                                                       622,148             540,098
  Food and beverage cost of sales                                                                   537,319          -
  Food and beverage labor and related costs                                                         433,526          -
  Food and beverage other operating costs                                                           706,552          -
  Marina expenses                                                                                   537,429             374,908
  Depreciation and amortization                                                                     617,324             585,432
  Adviser's base fee                                                                                900,000             900,000
  General and administrative                                                                        288,716             271,422
  Professional fees and expenses                                                                    175,584             177,619
  Directors' fees and expenses                                                                       67,671              61,664
                                                                                       -----------------------------------------
                                 Total operating expenses                                         4,886,269           2,911,143

Interest expense                                                                                    723,410             488,370
Minority partners' interests in operating gain (loss) of
         consolidated entities                                                                     (100,018)             20,406
                                                                                       -----------------------------------------
                                      Total expenses                                              5,509,661           3,419,919
                                                                                       -----------------------------------------

Loss before sales of properties and income taxes                                                    (37,996)           (133,954)

Gain on sales of properties, net                                                                  2,256,548             637,743
                                                                                       -----------------------------------------
Income before income taxes                                                                        2,218,552             503,789

Provision for income taxes                                                                          700,000             323,000
                                                                                       -----------------------------------------
Net income                                                                                        1,518,552             180,789
                                                                                       =========================================

Other comprehensive loss:
   Unrealized loss on interest rate swap agreement                                                 (289,500)         -
                                                                                       -----------------------------------------
                              Total other comprehensive loss                                       (289,500)

Comprehensive income                                                                             $1,229,052            $180,789
                                                                                       =========================================

                                             Net Income Per Common Share:
                                                                    Basic                             $1.39               $0.17
                                                                                                      =====               =====
                                                                  Diluted                             $1.37               $0.17
                                                                                                      =====               =====
                       Weighted average common shares outstanding - Basic                         1,089,135           1,089,135
                                                                                                  =========           =========
                     Weighted average common shares outstanding - Diluted                         1,112,417           1,094,993
                                                                                                  =========           =========

See notes to the consolidated financial statements



HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2004 AND 2003
-----------------------------------------------------------------------------------------
                                                                                         Undistributed
                                                                                        Gains from Sales      Undistributed
                                          Common Stock                 Additional         of Properties         Losses from
                                     Shares         Amount          Paid-In Capital       Net of Losses          Operations
Balance as of January 1, 2003       1,315,635      $1,315,635          $26,571,972          $38,840,779         ($47,329,464)

Net income (loss)                                                                               637,743             (456,954)

Repayment of Note receivable
from exercise
of Stock Options
                                   --------------------------------------------------------------------------------------------

Balance as of December 31, 2003     1,315,635       1,315,635           26,571,972           39,478,522          (47,786,418)

Net income (loss)                                                                             2,256,548             (737,996)

Unrealized loss on interest
rate swap contract
                                   --------------------------------------------------------------------------------------------
Balance as of December 31, 2004     1,315,635      $1,315,635          $26,571,972          $41,735,070         ($48,524,414)
                                   ============================================================================================


                                    Accumulated                                                  Notes
                                       Other                                                   Receivable             Total
                                    Comprehensive                           Treasury Stock   from exercise of      Stockholders'
                                         Loss           Shares                Cost            Stock Options            Equity

Balance as of January 1, 2003         -                   226,500          ($1,659,114)           ($288,750)         $17,451,058

Net income (loss)                                                                                                        180,789

Repayment of Note receivable
from exercise
of Stock Options                                                                                     30,000               30,000
                                   ----------------------------------------------------------------------------------------------

Balance as of December 31, 2003       -                   226,500           (1,659,114)            (258,750)          17,661,847

Net income (loss)                                                                                                      1,518,552

Unrealized loss on interest
rate swap contract                      ($289,500)                                                                      (289,500)
                                   ----------------------------------------------------------------------------------------------
Balance as of December 31, 2004         ($289,500)        226,500          ($1,659,114)           ($258,750)         $18,890,899
                                   ==============================================================================================


See notes to the consolidated financial statements



HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
-----------------------------------------------------------------------------------------------------------------------
                                                                                       2004                 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                           $1,518,552             $180,789
   Adjustments to reconcile net income to net cash used in
     operating activities:
     Depreciation and amortization                                                        617,324              585,432
     Net gain from other investments                                                     (530,134)             (51,175)
     Gain on sales of properties, net                                                  (2,256,548)            (637,743)
     Net (gain) loss from investments in marketable securities                           (421,196)            (766,712)
     Minority partners' interest in operating (losses) gains                             (100,018)              20,406
     Deferred income tax expense                                                          450,000              323,000
     Changes in assets and liabilities:
       (Increase) decrease in other assets and other recievables                         (200,006)              36,540
       Net proceeds from sales and redemptions of securities                            4,751,314            2,208,322
       Decrease in sales of securities pending delivery                                 -                      (80,099)
       Increased investments in marketable securities                                  (6,512,255)          (2,579,794)
       Increase (decrease) in accounts payable and accrued expenses                       670,273               (8,796)
       Increase in accrued income taxes payable                                           250,000             -
       Increase (decrease) in margin payable to brokers and other liabilities           1,448,605             (679,891)
       Repayment of note receivable from stock options exercised                        -                       30,000
                                                                                 -----------------     ----------------
    Total adjustments                                                                  (1,832,641)          (1,600,510)
                                                                                 -----------------     ----------------
    Net cash used in operating activities                                                (314,089)          (1,419,721)
                                                                                 -----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases and improvements of properties (including goodwill)                     (15,740,529)            -
    Net proceeds from disposals of properties                                           4,395,355            1,599,997
    Decrease in notes and advances from related parties                                   (31,300)             411,731
    Additions in mortgage loans and notes receivables                                  (1,200,000)            -
    Collections of mortgage loans and notes receivables                                    73,035               25,195
    Distributions from other investments                                                1,620,019            1,523,226
    Contributions to other investments                                                 (1,298,233)            (843,140)
                                                                                 -----------------     ----------------
    Net cash (used in) provided by investing activities                               (12,181,653)           2,717,009
                                                                                 -----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings from mortgages and notes payables                                       11,180,000             -
    Repayment of mortgages and notes payables                                            (783,158)            (536,179)
    Contributions from minority partners                                                2,915,108             -
    Distributions to minority partners                                                    (30,443)            -
                                                                                 -----------------     ----------------
    Net cash provided by (used in) financing activities                                13,281,507             (536,179)
                                                                                 -----------------     ----------------

    Net increase in cash and cash equivalents                                             785,765              761,109

    Cash and cash equivalents at beginning of the period                                2,624,643            1,863,534
                                                                                 -----------------     ----------------

    Cash and cash equivalents at end of the period                                     $3,410,408           $2,624,643
                                                                                 -----------------     ----------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest                                                 $723,000             $488,000
                                                                                 =================     ================

See notes to the consolidated financial statements

                 HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 and 2003


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business and Consolidation. The consolidated financial statements include the accounts of HMG/Courtland Properties, Inc. (the "Company") and entities in which the Company owns a majority voting interest or controlling financial interest. The Company was organized in 1972 and (excluding its 95% owned subsidiary Courtland Investments, Inc., which files a separate tax return) qualifies for taxation as a real estate investment trust ("REIT") under the Internal Revenue Code. The Company's business is the ownership and management of income-producing commercial properties and its management considers other investments if such investments offer growth or profit potential. The Company's recurring operating revenue comes from rental and related income, gains from investments and beginning in August 2004 from food and beverage operations.

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

The Company holds a 95% non-voting interest and Masscap Investments Company, Inc. ("Masscap") holds a 5% voting interest in CII. The Company and Masscap have had a continuing arrangement with regard to the ongoing operations of CII, which provides the Company with complete authority over all decision making relating to the business, operations and financing of CII consistent with the Company's status as a real estate investment trust. Masscap is a wholly-owned subsidiary of Transco Realty Trust which is a 44% shareholder of the Company. CII files a separate tax return and its operations are not part of the REIT tax return.

Courtland Bayshore Rawbar, LLC ("CBSRB"). This Florida limited liability company ("LLC") was formed in 2004 and is wholly owned by CII. CBSRB owns a 50% interest in Bayshore Rawbar, LLC ("BSRB") which operates the outdoor Monty's restaurant. The other 50% owner of BSRB is The Christoph Family Trust ("CFT") an unrelated party.

HMG Bayshore, LLC ("HMGBS"). This Florida limited liability company ("LLC") was formed in 2004 for the purpose of owning a 50% interest in the real property and marina operations of Bayshore Landing, LLC ("BSL"). HMGBS and the CFT formed BSL for the purposes of acquiring and operating Monty's Property in Coconut Grove, Florida.

Courtland/Key West, Inc. ("CKWI"). This Florida corporation was formed in December 1999 and is wholly-owned by CII. CKWI owns a 10% interests in a limited liability company that owns and operates a restaurant in Key West, Florida.

CII Spa, LLC ("CIISPA"). This Florida single-member limited liability company was formed in 2004 and is wholly-owned by CII. CIISPA owns a 50% interest Grove Spa, LLC ("GS"), as discussed below.

In September 2004 the Company entered into an agreement with Noble House Associates, LLC ("NHA"), an affiliate of the Company's tenant at its Grove Isle property (Westgroup Grove Isle Associates, Ltd., or "Westgroup"), for the purpose of developing and operating on the Grove Isle property a commercial project consisting of a first class spa, together with related improvements and amenities (the "Spa Property"). A newly formed and wholly-owned subsidiary of the Company, CIISPA and NHA formed a Delaware limited liability company, GS which is owned 50% by CIISPA and 50% by NHA. The Spa Property developed by GS will be sub-leased from Westgroup.

Grove Isle Associates, Ltd. ("GIA"). This limited partnership (owned 85% by the Company and 15% by CII) owns a 50-room, hotel and private club facility located on approximately 7 acres of a private island in Coconut Grove, Florida known as Grove Isle.

Grove Isle Yacht Club Associates ("GIYCA"). This partnership was the developer of the 85 boat slips located at Grove Isle of which the Company owns six as of December 31, 2004. All other slips are privately owned. Grove Isle Marina, Inc. a wholly-owned subsidiary of GIYCA operates all aspects of the Grove Isle marina.

The Grove Towne Center - Texas, Ltd ("TGTC"). This limited partnership is a wholly-owned by the Company. The sole asset of the partnership is 3 acres of undeveloped land located in suburban Houston, Texas.

South Bayshore Associates ("SBA"). This is a 75% owned joint venture where the major asset is a receivable from the Company's 44% shareholder, Transco Realty Trust.

HMG - Fieber Associates ("Fieber"). This is a 70% owned joint venture where the major asset is a retail store located in the state of New York.

260 River Corp ("260"). This is a wholly-owned corporation which owns a 70% interest in a vacant retail store location in Montpelier, Vermont.

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

Income Taxes. The Company's 95%-owned subsidiary, CII, files a separate income tax return and its operations are not included in the REIT's income tax return. The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". SFAS No. 109 requires a Company to use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes only pertain to CII. The Company (excluding CII) qualifies as a real estate investment trust and distributes its taxable ordinary income to stockholders in conformity with requirements of the Internal Revenue Code and is not required to report deferred items due to their ability to distribute all taxable income. In addition, net operating losses can be carried forward to reduce future taxable income but cannot be carried back. Distributed capital gains on sales of real estate as they relate to REIT activities are not subject to taxes; however, undistributed capital gains are taxed as capital gains. State income taxes are not significant.

Depreciation and Amortization. Depreciation of properties held for investment is computed using the straight-line method over the estimated useful lives of the properties, which range up to 39.5 years. Deferred mortgage and leasing costs are amortized over the shorter of the respective term of the related indebtedness or life of the asset. Depreciation and amortization expense for the years ended December 31, 2004 and 2003 was approximately $617,000 and $585,000, respectively. The Grove Isle yacht slips are being depreciated on a straight-line basis over their estimated useful life of 20 years. The Monty's marina is being depreciated on a straight-line basis over its estimated useful life of 15 years.

Fair Value of Financial Instruments. The carrying value of financial instruments including other receivables, notes and advances due from related parties, accounts payable and accrued expenses and mortgages and notes payable approximate their fair values at December 31, 2004 and 2003, due to their relatively short terms or variable interest rates.

Marketable Securities. The entire marketable securities portfolio is classified as trading consistent with the Company's overall investment objectives and activities. Accordingly, all unrealized gains and losses on the Company's marketable securities investment portfolio are included in the statement of income.

Gross gains and losses on the sale of marketable securities are based on the first-in first-out method of determining cost.

Marketable securities from time to time are pledged as collateral pursuant to broker margin requirements. As of December 31, 2004 there was approximately $1.4 million of margin balances payable to brokers which were included in other liabilities. As of December 31, 2003 there were no such amounts outstanding.

Notes and other receivables. Management periodically performs a review of amounts due on its notes and other receivable balances to determine if they are impaired based on factors affecting the collectibility of those balances. Management's estimates of collectibility of these receivables requires management to exercise significant judgment about the timing, frequency and severity of collection losses, if any, and the underlying value of collateral, which may affect recoverability of such receivables. As of December 31, 2004 and 2003, there were no receivables that required an allowance.

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

The Company generally has no voting or financial controlling interests in its other investments which include entities that invest venture capital funds in growth oriented enterprises. These other investments are carried at cost less adjustments for other than temporary declines in value.

Comprehensive Income (Loss). The Company reports comprehensive income (loss) in the consolidated statement of stockholders' equity. Comprehensive income (loss) is the change in equity from transactions and other events from nonowner sources. Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). For the year ended December 31, 2004 comprehensive loss consisted of unrealized loss from interest rate swap agreement. There were no comprehensive income (loss) items in 2003.

Earnings Per Common Share. Net income per common share (basic and diluted) is based on the net income divided by the weighted average number of common shares outstanding during each year. Diluted net income per share includes the dilutive effect of options to acquire common stock. Common shares outstanding include issued shares less shares held in treasury.

    For the years ended December 31,                   2004         2003
    Basic:
    Net Income                                        $1,518,552     $180,789
    Weighted average shares outstanding                1,089,135    1,089,135
                                                  ----------------------------
                 Basic earnings per share                  $1.39         $.17
                                                  ============================
    Diluted:
    Net Income                                        $1,518,552     $180,789
    Weighted average shares outstanding                1,089,135    1,089,135
    Options to acquire common stock                       23,282        5,858
                                                  ----------------------------
    Diluted weighted average common shares             1,112,417    1,094,993
                                                  ----------------------------
                 Diluted earnings per share                $1.37         $.17
                                                  ============================

Gain on Sales of Properties. Gain on sales of properties is recognized when the minimum investment requirements have been met by the purchaser and title passes to the purchaser. Furthermore, gain on sales of properties has been reduced, where applicable, by minority partners' interest in the gain of $8,000 and $19,000 for the years ended December 31, 2004 and 2003, respectively and adviser's incentive fees of $251,000 and $69,000 for the years ended December 31, 2004 and 2003, respectively.

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalent.

Concentration of Credit Risk. Financial instruments that potentially subject the Company to concentration of credit risk are cash and cash equivalents, marketable securities, other receivables and notes and mortgages receivable.

Derivative Instruments.
The Company may or may not use derivative instruments to reduce interest rate risk. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instruments. The Company does not hold derivative instruments for trading purposes.

Interest rate swap contracts designated and qualifying as cash flow hedges are reported at fair value. The gain or loss on the effective portion of the hedge initially is included as a component of other comprehensive income and is subsequently reclassified into earnings when interest on the related debt is paid.

Inventories. Inventories consist solely of food and beverage and are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Intangible Assets. Intangible assets consist primarily of goodwill and deferred loan costs. Goodwill is carried at historical cost if its estimated fair value is greater than its carrying value. However, if its estimated fair value is less than the carrying amount, goodwill is reduced to its estimated fair value through an impairment charge to the statement of income.

Deferred loan costs are amortized over the life of the loan on a straight line basis which approximates effective interest rate method.

Reclassifications. Certain amounts in prior year's consolidated financial statements have been reclassified to conform to the current year's presentation.

Minority Interest. Minority interest represents the minority partners' proportionate share of the equity of the Company's majority owned subsidiaries.

                                                                          2004                2003
                                                                     ---------------     ---------------
Minority interest balance at beginning of year                             $322,000            $271,000
Minority partners' interest in operating gains (losses) of
consolidated subsidiaries                                                  (100,000)             20,000
Minority partners' interest in net gains on sales of real estate
of consolidated subsidiaries                                                  8,000              19,000
Net contributions from minority partners                                  2,885,000                 ---
Unrealized loss on interest rate swap agreement                            (290,000)                ---
Other                                                                        13,000              12,000
                                                                     ---------------     ---------------

Minority interest balance at end of year                                 $2,838,000            $322,000
                                                                     ===============     ===============


Stock-Based Compensation. In December 2004, the FASB issued SFAS No. 123R, "Accounting for Stock-Based Compensation." This statement is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models.

In addition, a public entity is required to measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value. The fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period.

For public entities that file as small business issuers, this statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

At the required effective date, all public entities that used the fair value based method for either recognition or disclosure under Statement 123 are required to apply this statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro-forma disclosures. For periods before the required effective date, those entities may elect to apply the modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123. The Company does not expect SFAS No. 123R to have a material effect on its financial statements.

Revenue Recognition. The Company is the lessor of various real estate properties. All of the lease agreements are classified as operating leases and accordingly all rental revenue is recognized as earned based upon total fixed cash flow over the initial term of the lease, using the straight line method. Percentage rents are based upon tenant sales levels for a specified period and are recognized on the accrual basis, based on the lessee's monthly sales. Reimbursed expenses for real estate taxes, common area maintenance, utilities and insurance are recognized in the period in which the expenses are incurred, based upon the provisions of the tenant's lease. In addition to base rent, the Company may receive participation rent consisting of a portion of the tenant's operating surplus, as defined in the lease agreement. Participation rent is due at end of each lease year and recognized when earned. Revenues earned from restaurant and marina operations are in cash or cash equivalents with an insignificant amount of customer receivables.

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

Recent Accounting Pronouncements. In December 2004, the FASB issued SFAS No. 123R, "Accounting for Stock-Based Compensation". This statement is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models.

In addition, a public entity is required to measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value. The fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period.

For public entities that file as small business issuers, this statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. At the required effective date, all public entities that used the fair value based method for either recognition or disclosure under Statement 123 are required to apply this statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro-forma disclosures. For periods before the required effective date, those entities may elect to apply the modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123. The Company does not expect SFAS No. 123R to have a material effect on its financial statements.

2. INVESTMENT PROPERTIES

The components of the Company's investment properties and the related accumulated depreciation information follow:

                                                                                     December 31, 2004
                                                                 -----------------------------------------------------------
                                                                                            Accumulated
                                                                            Cost           Depreciation              Net
                                                                 ------------------- ------------------- -------------------
Commercial Properties:

 Restaurant and retail mall (Coconut Grove, FL) - Building               $2,900,000             $35,318          $2,864,682

 Restaurant and retail mall (Coconut Grove, FL) -  F,F &E                   894,069              28,688             865,381

 Corporate Office - (Coconut Grove, FL) - Building                          642,686             127,525             515,161

 Corporate Office - (Coconut Grove, FL) - Land                              325,000                   -             325,000

 Other (New York and Vermont) - Buildings                                   191,416             187,392               4,024

 Other (New York and Vermont) - Land                                        147,013                   -             147,013
                                                                 ------------------- ------------------- -------------------

                                                                          5,100,184             378,923           4,721,261
Commercial Properties- Construction in Progress:

 Restaurant and retail mall (Coconut Grove, FL)                             210,965                   -             210,965
                                                                 ------------------- ------------------- -------------------
                                                                            210,965                   -             210,965
Hotel and Club Facility (Coconut Grove, FL):

 Land                                                                     1,338,518                   -           1,338,518

 Building and improvements                                                6,967,862           4,479,179           2,488,683
                                                                 ------------------- ------------------- -------------------
                                                                                              4,479,179
                                                                          8,306,380                               3,827,201
Hotel and Club Facility - Construction in Progress:

 Hotel and club facility - Spa (Coconut Grove, FL)                        1,489,702                   -           1,489,702
                                                                 ------------------- ------------------- -------------------
                                                                          1,489,702                   -           1,489,702
Marina Properties (Coconut Grove, FL):

 132 slips located at restaurant and retail mall                          2,500,000              62,500           2,437,500

 6 slips located at hotel and club facility (6 slips)                       215,569             137,804              77,765
                                                                 ------------------- ------------------- -------------------

                                                                          2,715,569             200,304           2,515,265
Land Held for Development:

Houston, Texas (approximately 3 acres)                                      561,730                   -             561,730

Hopkington, Rhode Island (approximately 50 acres)                            27,689                   -              27,689
                                                                 ------------------- ------------------- -------------------

                                                                            589,419                   -             589,419
                                                                 ------------------- ------------------- -------------------
                                                                       $ 18,412,219        $  5,058,406        $ 13,353,813
                                                                 =================== =================== ===================

                                                                        December 31, 2003
                                                        ---------------------------------------------------
                                                                            Accumulated
                                                             Cost          Depreciation              Net
         Commercial Properties
         Land                                               $1,289,786                          $1,289,786
         Buildings and improvements                          2,280,394         $958,403          1,321,991
                                                        ---------------------------------------------------
                                                             3,570,180          958,403          2,611,777
         Hotel and Club Facility (Coconut Grove, FL):
         Land                                                1,338,518                           1,338,518
         Hotel/club facility and improvements                6,819,032        3,949,069          2,869,963
         Furniture, fixtures & equipment                       144,164          139,911              4,253
                                                        ---------------------------------------------------
                                                             8,301,714        4,088,980          4,212,734

         Yacht Slips                                           300,136          131,063            169,073

         Land Held for Development                           1,083,855                           1,083,855
                                                        ---------------------------------------------------

                                           Total           $13,255,885       $5,178,446         $8,077,439
                                                        ===================================================

3. ACQUISITION OF RESTAURANT, MARINA AND OFFICE/RETAIL PROPERTY, COCONUT GROVE, FLORIDA

On August 20, 2004, the Company, through two 50%-owned entities, Bayshore Landing, LLC ("Landing") and Bayshore Rawbar, LLC ("Rawbar"), (collectively, "Bayshore") purchased a restaurant, office/retail and marina property located in Coconut Grove (Miami), Florida (the "Monty's Property") for approximately $13.9 million. The other 50% owner of Bayshore is The Christoph Family Trust ("CFT"). Members of CFT are experienced real estate and Marina operators. The seller, Bayshore Restaurant Management Corporation and affiliates, is part of a larger privately-held organization which operates other restaurants in Florida. The acquired assets included a two story building with approximately 40,000 rentable square feet. A portion of the upstairs space is intended to be utilized as a restaurant. The property also includes approximately 15,000 square feet of outdoor space comprising the raw bar restaurant and approximately 3.7 acres of submerged land with approximately 132 dock slips comprising the marina portion of the acquired property. Also included in the acquired assets were certain trademarks and other rights in connection with the restaurant and dock slips.

The acquired property is subject to a ground lease with the City of Miami, Florida which expires on May 31, 2035. Under the lease the Company pays percentage rents ranging from 5% to 15% of gross revenues from various components of the project. Total rent paid to the City of Miami for August 20th (date of purchase) to December 31, 2004 was approximately $268,000.

The purchase price paid by Bayshore included proceeds from a bank loan secured by the Monty's Property in the amount of $10.1 million plus approximately $3.9 million in cash. The $10.1 million bank loan is part of a $13.275 million acquisition and construction loan. Proceeds from the construction loan are intended for renovations to the entire property. The outstanding principal balance of the bank loan shall bear interest at a rate of 2.45% per annum in excess of the LIBOR Rate. The bank loan shall be payable as follows: during the first year, monthly payments of accrued interest will be paid. After the first year and upon conversion to permanent terms, the loan will be repayable in equal monthly principal payments necessary to fully amortize the principal amount over the remaining twenty years of the loan, plus accrued interest. In conjunction with the mortgage Bayshore has also entered into an interest rate swap agreement to manage their exposure to interest rate fluctuation through the entire term of the mortgage. The effect of the swap agreement is to provide a fixed interest rate of 7.57%.

The following table sets forth the allocation of the purchase price to the assets acquired:

       Marina slips                               $2,500,000
       Buildings                                   2,900,000
       Furniture and fixtures                        765,000
       Goodwill                                    7,729,000
       Food and beverage inventory                    49,000
                                                -------------
               Total Capitalized Costs           $13,943,000
                                                -------------


The allocation above was based on an independent appraisal and valuation report which utilized as its primary valuation method the discounted cash flows from the existing operations assigning appropriate discount rates for each of the three operating components of the Monty's Property. The excess of capitalized cost assigned to specific assets over the purchase price was $7,729,000 and was recorded as goodwill.

Effective from the date of acquisition, the operations of Rawbar will be managed by a company (the "Manager") whose principal was a principal of the seller and has operated this restaurant for the last 15 years. The Manager also operates two other Monty's restaurants in Miami Beach and Key West. The Company has a 10% equity interest in the Key West location. Under the management agreement Rawbar will pay the Manager a management fee equal to the greater of $300,000 per year or 4% of gross sales, as defined. In addition, the Manager is entitled to an incentive fee equal to 33% of all operating profits greater than $1,200,000 per year. The operations of Rawbar are performed by employees of the Manager and the Company reimburses the Manager for such employees' payroll and related costs. The management agreement expires in August, 2009.

The upstairs and parts of the downstairs of the Monty's Property are currently under construction. The Company expects a portion of the upstairs space to be utilized as a restaurant and is also expanding the downstairs raw bar restaurant. Construction is expected to be completed by late 2005 at an estimated cost of $3.7 million.

Summarized combined statement of income for Landing and Rawbar for the period from the date of purchase of August 20, 2004 through December 31, 2004 is presented below (Note: the Company's ownership percentage in these operations is 50%):

           Combined Bayshore Landing, LLC and    August 20, 2004 through
                  Bayshore Rawbar, LLC              December 31, 2004
    -----------------------------------------    -----------------------
                        Revenues:
    Food and Beverage Sales                                  $1,733,000
    Marina dockage, upland rents and other                      400,000
                                                 -----------------------
    Total Revenues                                            2,133,000
                        Expenses:
    Cost of food and beverage sold                              537,000
    Labor and related costs                                     355,000
    Other food and beverage related costs                       196,000
    Insurance                                                   137,000
    Management fees                                             138,000
    Utilities                                                   107,000
    Ground Rent                                                 267,000
    Interest                                                    285,000
    Depreciation                                                126,000
    Other                                                       214,000
                                                 -----------------------
    Total Expenses                                            2,362,000
                                                 -----------------------
    Net Loss                                                 ($229,000)
                                                 =======================

Unaudited Pro-forma Results of Operations

The following are the Company's results of operations for the year ended December 31, 2004 with comparative results of operations for the year ended December 31, 2003, as if the acquisition of the Monty's property had taken place at the beginning of the years.

                                                    2004              2003
                                                    ----              ----
                         Revenues             $9,871,000        $9,314,000
                                              ----------        ----------
                       Net income             $1,939,000          $513,000
                                              ----------          --------
         Basic earnings per share                  $1.78              $.47
                                                   -----              ----
       Diluted earnings per share                  $1.74              $.47
                                                   -----              ----

4. INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities consist primarily of large capital corporate equity and debt securities in varying industries or issued by government agencies with readily determinable fair values (see table below). These securities are stated at market value, as determined by the most recently traded price of each security at the balance sheet date. Consistent with the Company's overall current investment objectives and activities its entire marketable securities portfolio is classified as trading. Accordingly all unrealized gains and losses on this portfolio are recorded in the statement of income. For the years ended December 31, 2004 and 2003 net unrealized gains on trading securities were approximately $233,000 and $754,000, respectively.

                                      December 31, 2004                                       December 31, 2003
                     -------------------------------------------------     -------------------------------------------------

                            Cost                Fair        Unrealized             Cost              Fair        Unrealized
    Description            Basis               Value       Gain (loss)            Basis             Value       Gain (loss)
Real Estate
Investment Trusts       $193,817            $354,048          $160,231         $177,256          $277,501          $100,245

Mutual Funds             873,132             958,742            85,610          625,389           683,584            58,195

Other Equity
Securities             1,672,866           1,950,606           277,740        1,287,395         1,444,935           157,540
                     ------------    ----------------    --------------    -------------    --------------    --------------
   Total Equity
   Securities          2,739,815           3,263,396           523,581        2,090,040         2,406,020           315,980

Corporate Debt
Securities (a)           974,685           1,002,931            28,245          631,340           626,326           (5,014)

Government Debt
Securities (a)         2,949,187           2,866,215          (82,972)        1,921,289         1,860,562          (60,727)
                     ------------    ----------------    --------------    -------------    --------------    --------------
    Total Debt
    Securities         3,923,872           3,869,146          (54,727)        2,552,629         2,486,888          (65,741)
                     ------------    ----------------    --------------    -------------    --------------    --------------

Total                 $6,663,687          $7,132,542          $468,855       $4,642,669        $4,892,908          $250,239
                     ============    ================    ==============    =============    ==============    ==============

(a) As of December 31, 2004, corporate and government debt securities are scheduled to mature as follows:

                                        Cost                    Fair Value
      2005 - 2009                   $1,135,000                 $1,190,000
       2010-2014                       878,000                    852,000
   2015 - thereafter                 1,911,000                  1,827,000
                                --------------              --------------
                                    $3,924,000                  $3,869,000
                                ==============              ==============


Net gain from investments in marketable securities for the years ended December 31, 2004 and 2003 is summarized below:

                     Description                          2004         2003
     Net realized gain from sales of securities         $188,000      $37,000
     Unrealized net gain in marketable securities        233,000      754,000
     Net change in sales of securities pending
     delivery                                               -        (24,000)
                                                   -------------- -------------
     Total net gain                                     $421,000     $767,000
                                                   ============== =============

Net realized gain from sales of marketable securities consisted of approximately $326,000 of gains net of $139,000 of losses for the year ended December 31, 2004. The comparable amounts in fiscal year 2003 were gains of approximately $362,000 net of $325,000 of losses. Approximately $195,000 and $197,000 of gains in fiscal years 2004 and 2003, respectively, were recognized from the sale of stock distributions from the Company's investments in privately held partnerships.

Consistent with the Company's overall current investment objectives and activities the entire marketable securities portfolio is classified as trading (versus available for sale, as defined by generally accepted accounting principles). Unrealized gains or loss of marketable securities on hand are recorded in the statement of income.

Net change in sales of securities pending delivery represents the changes in the market value of those securities and the delivery of securities during 2003 to realize gain or loss from these transactions. There were no sales of securities pending delivery as of December 31, 2004.

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

5. OTHER INVESTMENTS

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

The Company's other investments consist of:


                                                  Carrying values as of December 31,
                                                 -----------------------------------

               Investment Focus                          2004                2003
------------------------------------------------ ----------------    ---------------
Venture capital funds - technology and
communications                                          $639,870           $882,748

Venture capital funds - diversified businesses           969,828          1,914,575

Restaurant development and operation                     575,000            500,000

Real estate and related                                  955,506            745,686

Hedge and debt funds                                   1,753,339            645,007

Other                                                    297,000            360,000
                                                 ----------------    ---------------
                    Totals                            $5,190,543         $5,048,016
                                                 ================    ===============



As of December 31, 2004, the Company has unfunded commitments relating to other investments of approximately $994,000. During the years ended December 31, 2004 and 2003 the Company contributed approximately $1.3 million and $843,000, respectively, toward these commitments and received distributions from these investments (primarily cash distributions) of $1.7 million and $1.5 million, respectively.

The Company regularly reviews the underlying assets in its investment portfolio for events, including but not limited to bankruptcies, closures and declines in estimated fair value, that may indicate the investment has suffered an other-than-temporary decline in value. When a decline is deemed other-than-temporary, the Company recognizes an investment loss.

Net gain from other investments, which includes adjustments to write down the carrying value of such investments as a result of an other-than-temporary declines in value, is as follows (included in these amounts are investments written down during 2004 and 2003 of approximately $187,000 and $114,000, respectively):

Net gain from other investments:

                                                                    Years ended December 31,
                                                            -----------------------------------------
                                                                    2004                 2003
                                                            --------------------- -------------------
             Venture capital funds - technology &                     ($123,332)          ($108,507)
             communications (a)
             Real estate and related (b)                                 104,233             139,852
             Venture capital fund - diversified
             businesses (manufacturing) (c)                              449,546                 ---
             Income from investment in 49% owned
             affiliate (d)                                                67,323              32,130
             Others, net                                                (12,300)            (12,300)
                                                            --------------------- -------------------
                                Totals                                  $485,470             $51,175
                                                            ===================== ===================

(a) In connection with management's regular review of other investments including analyzing such factors as bankruptcies and realized losses of underlying investees the Company recorded adjustments to write down investments in these sectors for declines in value deemed to be other-than-temporary. In 2004 management recorded a total of $187,000 in write-downs of two investments in the technology-related industry. In 2003 the loss included approximately $114,000 of write-downs related to impairments experienced in three funds with a heavy concentration in technology-related businesses.
(b) These gains consist primarily of gains from the disposition of assets held in partnerships in which the Company owns minority equity interests.
(c) This gain is primarily from the sale of one of the portfolio companies owned by a limited partnership which owns various diversified businesses, primarily in the manufacturing and production related sectors. The Company's ownership percentage in this limited partnership is approximately .51%. Two of these businesses were sold in 2004 resulting in a net gain to the Company of approximately $450,000.
(d) This gain represents income from the Company's 49% owned affiliate, T.G.I.F. Texas, Inc. (see Note 6 below). The increase from the prior year is primarily as a result of increased rental revenue.

Other investments give rise to exposure resulting from credit risks and the volatility in capital markets. The Company attempts to mitigate its risks by diversifying its investment portfolio. Net gain or loss from other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net earnings.

6. INVESTMENT IN AFFILIATE

Investment in affiliate consists of CII's 49% equity interest in T.G. I.F. Texas, Inc. (T.G.I.F.). T.G.I.F. is a Texas Corporation, which owns one net leased property in Louisiana and holds promissory notes receivable from its shareholders, including CII and Maurice Wiener, the Chairman of the Company. Reference is made to Notes 8 and 10 for discussion on notes payable by CII to T.G. I.F. and notes payable by Mr. Wiener to T.G.I.F. This investment is recorded under the equity method of accounting. For the years ended December 31, 2004 and 2003 income from investment in affiliate amounted to approximately $67,000 and $32,000, respectively and is included in gain (loss) from other investments in the consolidated statement of income.

7. LOANS, NOTES AND OTHER RECEIVABLES

In August 2004 the Company loaned $1 million to an entity which owns and operates a restaurant in Key West, Florida. The Company has had a 10% equity interest in this restaurant since its construction began in 1999. The proceeds of loan were used for leasehold improvements. The principal owner of the restaurant is an entity whose principal is also the principal of the seller and current manager of the restaurant operations acquired on August 20, 2004 (Monty's Property). The promissory note is secured by a 65-year leasehold interest and calls for quarterly payments of interest of 8% per annum beginning on July 31, 2004. All principal and accrued and unpaid interest is due on June 30, 2009. The Company also has a ten year option to acquire an additional 20% equity interest in this restaurant. The restaurant opened in October 2003 and for the three months ended December 31, 2003 reported net income from operations of $94,000 and for the year ended December 31, 2004 reported a net loss of $564,000.

8. NOTES AND ADVANCES DUE FROM AND TRANSACTIONS WITH RELATED PARTIES

The Company has an agreement (the "Agreement") with HMG Advisory Corp. (the "Adviser") for its services as investment adviser and administrator of the Company's affairs. All officers of the Company who are officers of the Adviser are compensated solely by the Adviser for their services. The Company has one employee who is a vice president of CII. This employee assumed the responsibilities of the prior project manager of one of the Company's properties.

The Adviser is majority owned by Mr. Wiener, the Company's Chairman, with the remaining shares owned by certain officers including Mr. Rothstein. The officers and directors of the Adviser are as follows: Maurice Wiener, Chairman of the Board and Chief Executive Officer; Lawrence I. Rothstein, President, Treasurer, Secretary and Director; and Carlos Camarotti, Vice President - Finance and Assistant Secretary.

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

On July 16, 2004, the shareholders approved renewal of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2005, and expiring December 31, 2005. All terms of the existing Advisory Agreement will remain the same.

For the years ended December 31, 2004 and 2003, the Company and its subsidiaries paid the Adviser approximately $1.2 million and $977,000 in fees, respectively, of which $900,000 represented regular compensation and approximately $315,000 and $77,000 represented incentive compensation for 2004 and 2003, respectively. The Adviser is also the manager for certain of the Company's affiliates and received management fees of approximately $17,000 and $12,000 in 2004 and 2003, respectively, for such services. Furthermore, for each of the fiscal years 2004 and 2003 the Company paid approximately $85,000 to one of the Company's officers in his capacity as project manager of a specific property, as described above.

At December 31, 2004 and 2003, the Company had amounts due from the Adviser of approximately $234,000 and $259,000, respectively. In March 2005 the Adviser made a cash payment of $50,000 on amounts due the Company. The amount due from the Adviser bears interest at prime plus 1% and is due on demand. At December 31, 2004 and 2003, the Company had amounts due from Courtland Group, Inc. (CGI) (the former adviser) of approximately $303,000. In March 2005 CGI made a cash payment of $50,000 on amounts due the Company. The amount due from CGI bears interest at prime plus 1% and is due on demand.

The Adviser leases its executive offices from CII pursuant to a lease agreement. This lease agreement is at the going market rate for similar property and calls for base rent of $48,000 per year payable in equal monthly installments. Additionally, the Adviser is responsible for all property insurance, utilities, maintenance, and security expenses relating to the leased premises. The lease term is five years, expiring in November 2009.

In August 2004 the HMG Advisory Bayshore, Inc. ("HMGABS") (a wholly owned subsidiary of the Adviser) was formed for the purposes of overseeing the Monty's restaurant operations acquired in August 2004. HMGABS will receive a management fee $25,000 per year from Bayshore Rawbar, LLC. As of December 31, 2004 HMGBS had earned $8,333 in such management fees.

On August 24, 2000, certain officers and directors of the Company exercised all of their stock options and purchased a total of 70,000 shares of the Company's stock for $358,750. The Company received $70,000 in cash and promissory notes for the balance of $288,750. These promissory notes bear interest at 6.18% per annum payable quarterly in arrears on the first day of January, April, July and October. The balance of the notes as of December 31, 2004 is $258,750. The outstanding principal is due on August 23, 2005 and the notes are collateralized by the stock.

The Company, via its 75% owned joint venture (SBA), has a note receivable from Transco (a 44% shareholder of the Company) of $300,000 plus accrued interest of approximately $132,000 and $139,000 as of December 31, 2004 and 2003, respectively. This note bears interest at the prime rate and is due on demand.

Mr. Wiener is an 18% shareholder and the chairman and director of T.G.I.F. Texas, Inc., a 49% owned affiliate of CII (See Note 6). As of December 31, 2004 and 2003, T.G.I.F. had amounts due from CII in the amount of approximately $3,661,000. These amounts are due on demand and bear interest at the prime rate. All interest due has been paid. T.G.I.F. also owns 10,000 shares of the Company's common stock it purchased at market value in 1996.

As of December 31, 2004 and 2003, T.G.I.F. had amounts due from Mr. Wiener in the amount of approximately $707,000. These amounts bear interest at the prime rate and principal and interest are due on demand. All interest due has been paid.

The Adviser received no fees from TGIF during 2004 and received $4,000 during 2003. Mr. Wiener received consulting and director's fees from T.G.I.F totaling $41,000 and $29,000 for the years ended December 31, 2004 and 2003, respectively.

9. OTHER ASSETS

The Company's other assets consisted of the following as of December 31, 2004 and 2003:


                           Description                         2004      2003
   Deferred loan costs, net of accumulated amortization     $214,225   $25,963
   Prepaid expenses and other assets                         148,148   122,956
   Food and beverage inventory                                97,853         -
   Utility deposits                                           76,480         -
   Deferred leasing costs                                          -    85,117
                                                           ---------- ---------
        Total other assets                                  $536,706  $234,036
                                                           ---------- ---------

10. MORTGAGES AND NOTES PAYABLES

                                                                                              December 31,
                                                                           -------------------------------------------
                                                                                 2004                     2003
                                                                           ------------------       ------------------
Collateralized by Investment Properties (Note 2)

Restaurant, marina and mall:
     Mortgage loan payable with interest at 1-month LIBOR plus 2.45% (4.05% as of December 31, 2004). Interest only monthly payments due for one year or until completion of construction at which time initial loan plus construction advances will be combined into one permanent loan. Upon conversion to permanent terms, the loan will be repayable in equal monthly principal payments of approximately $126,000 per month. The loan matures
     in August 2020. See (a) below.                                              $10,180,000               $-

Hotel, private club, yacht slips and spa:
     Mortgage loan payable with interest at 1-month LIBOR plus 2.5% (4.92% as of
     December 31, 2004). Monthly payments of principal of $10,000 with all unpaid principal and interest payable at
     maturity on September 29, 2010.                                               4,299,046                3,414,302

Office building:
     Mortgage loan payable, interest at prime plus 3/4% (6.0% as of
     December 31, 2004).  Monthly payment of $3,981 in principal and interest.  All unpaid principal and interest due on August 25,
     2007.                                                                           343,352                  361,254

Shopping center:
     Mortgage loans payable satisfied in April 2004 with proceeds from sale of shopping center. The interest rate on these loans
     was 7.5% fixed.                                                                       -                  650,000

Other (unsecured) (Note 6):

Note payable to affiliate:
     Note payable is to affiliate T.G.I.F., interest at prime (5.25%
     at December 31, 2004) payable annually. Principal outstanding
     due on demand.                                                                3,660,671                3,660,671
                                                                           ------------------       ------------------

     Totals                                                                      $18,483,069               $8,086,227
                                                                           ==================       ==================


(a) In addition to the acquisition loan, the Company has committed to a construction loan of $3,225,000 which will be funded in installments as construction is completed. The loan is guaranteed by the Company as well as a personal guaranty from the trustee of CFT. The loan includes certain covenants regarding income. As of December 31, 2004, the Company was in compliance with the covenants. See Note 11 for discussion of interest rate swap agreement related to this loan.

A summary of scheduled principal repayments or reductions for all types of notes and mortgages payable is as follows:

           Year ending December 31,                                 Amount
                    2005                                          $3,929,573
                    2006                                             298,174
                    2007                                             928,867
                    2008                                             664,072
                    2009                                             704,557
                    2010 and thereafter                           11,957,826
                                                                 -----------
                                Total                            $18,483,069
                                                                 ===========

11. DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to interest rate risk through their borrowing activities. In order to minimize the effect of changes in interest rates, the Company has entered an interest rate swap contract under which the Company agrees to pay an amount equal to a specified rate of 7.57% times a notional principal approximating the outstanding loan balance, and to receive in return an amount equal to the one month LIBOR rate plus 2.45% times the same notional amount. The Company designated this interest rate swap contract as a cash flow hedge. The fair value of the cash flow hedge, which is a loss of $289,500 (net of 50% minority interest) at December 31, 2004, is deferred to other comprehensive loss and reclassified to interest expense over the life of the swap contract. The Company expects to reclassify $41,000 of deferred net loss on the interest rate swap to interest expense during 2005.

12. LEASE COMMITMENTS

The Company's 50% owned subsidiary (Landing), as lessee, leases land and submerged lands on which it operates the Monty's Property under a lease with the City of Miami which expires on May 31, 2035. Under the lease, the Company pays percentage rents ranging from 5% to 15% of gross revenues from various components of the property's operations. Total rent paid to the City of Miami for the period since August 20, 2004 (acquisition date) through December 31, 2004 was approximately $268,000.

13. INCOME TAXES
The Company (excluding CII) qualifies as a real estate investment trust and distributes its taxable ordinary income to stockholders in conformity with requirements of the Internal Revenue Code and is not required to report deferred items due to their ability to distribute all taxable income. In addition, net operating losses can be carried forward to reduce future taxable income but cannot be carried back. Distributed capital gains on sales of real estate as they relate to REIT activities are not subject to taxes; however, undistributed capital gains are taxed as capital gains. The Company's 95%-owned subsidiary, CII, files a separate income tax return and its operations are not included in the REIT's income tax return. The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards (SFAS) No. 109,

"Accounting for Income Taxes". SFAS No. 109 requires a Company to use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes only pertain to CII. As a result of timing differences associated with the carrying value of other investments and depreciable assets and the future benefit of a net operating loss, the Company has recorded a net deferred tax asset of $28,000. A valuation allowance against deferred tax asset has not been established as it is more likely than not, based on the Company's previous history, that these assets will be realized.

The components of income before income taxes and the effect of adjustments to tax computed at the federal statutory rate for the years ended December 31, 2004 and 2003 were as follows:


                                                                         2004              2003
                                                                         ----              ----
Income before income taxes                                           $2,218,000         $504,000
-------------------------------------------------------------------------------------------------
Computed tax at federal statutory rate of 34%                          $754,000         $171,000
State taxes at 5.5%                                                     122,000           25,000
REIT related adjustments                                              (327,000)          136,000
Other items, net                                                        151,000          (9,000)
-------------------------------------------------------------------------------------------------
Provision for income taxes                                             $700,000         $323,000
-------------------------------------------------------------------------------------------------
Effective tax rate                                                          32%              64%
-------------------------------------------------------------------------------------------------



In 2004 the REIT related adjustments represent the difference between estimated taxes on undistributed dividends and book taxes computed on the REIT's income before income taxes. In 2003 the REIT related adjustments are for REIT related book losses for which there is no provision or benefit. The Company can elect to make a dividend distribution (relating to its REIT income) by the time it files its 2004 income tax return including extensions.

The provision for income taxes in the consolidated statement of income consists of the following:

                         Year ended December 31,        2004           2003
                         ----------------------------------------------------
                         Current:
                              Federal                $204,000             $-
                              State                    36,000              -
                         ----------------------------------------------------
                                                      250,000              -
                         Deferred:
                              Federal                 405,000        296,000
                              State                    45,000         27,000
                         ----------------------------------------------------
                                                      450,000        323,000
                         ----------------------------------------------------
                         Total                       $700,000       $323,000
                         ====================================================

As of December 31, 2004 and 2003, the components of the deferred tax assets and liabilities are as follows:

                                               As of December 31, 2004         As of December 31, 2003
                                                   Deferred tax                     Deferred tax
                                            -----------------------------------------------------------
                                              Assets      Liabilities         Assets      Liabilities
                                            -----------  ---------------   -------------  -------------
Net operating loss carry forward              $250,000                         $705,000
Excess of book basis of 49% owned
   corporation over tax basis
                                                                608,000                        583,000
Excess of tax basis over book basis of
investment property                            220,000                          205,000
Unrealized gain/loss on marketable
securities                                                      120,000                         44,000
Excess of tax basis over book basis of
other investments                              348,000           62,000         292,000         97,000
                                            -----------  ---------------   -------------  -------------
Totals                                        $818,000         $790,000      $1,202,000       $724,000
                                            ===========  ===============   =============  =============


14. STOCK-BASED COMPENSATION

The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock option plan. Under APB Opinion 25, if the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation is recognized.

In December 2004, the FASB issued SFAS No. 123R, "Accounting for Stock-Based Compensation". This statement is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models.

In addition, a public entity is required to measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value. The fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period.

For public entities that file as small business issuers, this statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

At the required effective date, all public entities that used the fair value based method for either recognition or disclosure under Statement 123 are required to apply this statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro-forma disclosures. For periods before the required effective date, those entities may elect to apply the modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123. The Company does not expect SFAS No. 123R to have a material effect on its financial statements.


The 2000 Stock Option Plan.
In November 2000, the Company's Board of Directors authorized the 2000 Stock Option Plan, which was approved by the shareholders in June 2001. The Plan provides for the grant of options to purchase up to 120,000 shares of the Company's common stock to the officers and directors of the Company. Under the 2000 Plan, options are vested immediately upon grant and may be exercised at any time within ten years from the date of grant. Options are not transferable and expire upon termination of employment, except to a limited extent in the event of retirement, disability or death of the grantee. On June 25, 2001, options were granted to all officers and directors to purchase an aggregate of 86,000 common shares at no less than 100% of the fair market value at the date of grant. The average exercise price of the options granted in 2001 was $7.84 per share. The Company's stock price on the date of grant was $7.57 per share. There were no options granted in 2004 or 2003.

A summary of the status of the Company's stock option plan as of December 31, 2004 and 2003, and changes during the years ending on those dates are presented below:

                                                   As of December 31, 2004           As of December 31, 2003
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



15. OPERATING LEASES AS LESSOR

Lease of Grove Isle hotel property. In November 1996, the Company entered into a long-term lease and a Master Agreement with Westgroup Grove Isle Associates, Ltd. ("Westgroup"), an affiliate of Noble House Resorts, Inc. which is a national operator of hotels and resorts. The Master Agreement, among other things, transferred the operations of the Grove Isle hotel and club to Westgroup.

The term of the lease with Westgroup (as amended in 2004, see below) expires in November 2016 and calls for annual net base rent (as amended in 1999), of $918,400, plus real estate taxes and property insurance, payable in monthly installments. In addition to the base rent Westgroup pays GIA participation rent consisting of a portion of Westgroup's operating surplus, as defined in the lease agreement. Participation rent is due at end of each lease year. There has been no participation rent since the inception of the lease. The lease also calls for an increase in base rent commencing January 1, 2002 in accordance with changes in the Consumer Price Index ("CPI"). Base rent for 2004 was $1,003,157 increasing to $1,037,172 in 2005. Participation rent if due will be reduced by the amount by which base rent increases solely as a result of CPI increases for the lease year.

In September 2004 the Company entered into an agreement with Noble House Associates, LLC ("NHA"), an affiliate of the Westgroup, for the purpose of developing and operating on the Grove Isle property a commercial project consisting of a first class spa, together with related improvements and amenities (the "Spa Property"). A newly formed subsidiary of the Company, CII Spa, LLC ("CIISPA") and NHA formed a Delaware limited liability company, Grove Spa, LLC ("GS") which is owned 50% by CIISPA and 50% by NHA. The Spa Property developed by GS will be sub-leased from Westgroup. The initial term of the sublease commenced on September 15, 2004 and ends on November 30, 2016, with the GS having the right to extend the term for two additional consecutive 20 year terms on the same terms as the original sublease. Annual base rent of the sublease is $10,000, plus GS shall pay real estate taxes, insurance, utilities and all other costs relating to the Spa Property. The construction of the Spa Property is expected to cost approximately $2.4 million and is to be completed in 2005.

In conjunction with the Spa Property development, the Company amended and restated its lease with Westgroup to extend the term of the lease from December 31, 2006 to December 31, 2016 and includes two options to extend the lease term each for an additional 20 years. Furthermore, the lease's termination payment, as defined, was amended and restated to mean 50% of the amount by which the value of the leased property on the date of termination, as amended, exceeds $11,480,000, plus the value of NHA's percentage ownership interest in GS.

During 1997 and in conjunction with the aforementioned agreements, GIA advanced $500,000 to the principal owner of the tenant of the Grove Isle property. GIA received a promissory note bearing interest at 8% per annum with interest payments due quarterly beginning on July 1, 1997 and all principal due at maturity in 2006. All interest payments due have been received.

Minimum lease payments receivable. The Company leases its commercial and industrial properties under agreements for which substantially all of the leases specify a base rent and a rent based on tenant sales (or other benchmark) exceeding a specified percentage. Such percentage rent was not material in 2004 and 2003.

These leases are classified as operating leases and generally require the tenant to pay all costs associated with the property. Minimum annual rentals on non-cancelable leases in effect at December 31, 2004, are as follows:

          Year ending December 31,                                  Amount
                    2005                                          $1,354,000
                    2006                                           1,343,000
                    2007                                           1,267,000
                    2008                                           1,103,000
                    2009                                           1,097,000
                    Subsequent years                               7,259,000
                                                                 -----------
                                Total                            $13,423,000
                                                                 ===========



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no items to report.

Item 8A.   Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the Annual Report on Form 10-KSB have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries, which we are required to disclose in the reports we file or submit under the Exchange Act of 1934, was made known to them by others within those entities and reported within the time periods specified in the SEC's rules and forms.

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

                                    Part III.

Item 9.   Directors, Executive Officers and Control Persons.
Listed below is certain information relating to the executive officers and directors of the Company:

                                                           Principal Occupation and Employment other
                                                  than With the Company During the Past Five Years - Other
Name and Office                         Age                            Directorships

Maurice Wiener; Chairman of the         63    Chairman of the Board and Chief Executive Officer of the  Adviser;
Board of Directors and Chief                  Executive Trustee, Transco; Director, T.G.I.F. Texas, Inc.; Chairman
Executive Officer                             of the Board and Chief Executive Officer of Courtland Group, Inc.

Lawrence I. Rothstein; Director,        52    Director, President and Secretary of the Adviser; Trustee and Vice
President, Treasurer and Secretary            President of Transco; Director, President and Secretary of Courtland
                                              Group, Inc. Vice President and Secretary, T.G.I.F. Texas, Inc.

Carlos Camarotti; Vice                  44    Vice President - Finance and Assistant Secretary of the Adviser;
President-Finance and Assistant               Vice President - Finance and Assistant Secretary of Courtland Group,
Secretary                                     Inc.

Walter Arader; Director                 86    President, Walter G. Arader and Associates (financial and management consultants).

Harvey Comita; Director                 75    Business Consultant; Trustee of Transco Realty Trust.

Clinton Stuntebeck; Director (since     66    Partner Emeritus, Schnader Harrison Segal & Lewis, LLP (2004);
March 2004)                                   Chairman, Concordia Holdings, Ltd. (investment and business consulting) Senior Partner, Schnader Harrison Segal & Lewis, LLP.

All executive officers of the Company were elected to their present positions to serve until their successors are elected and qualified at the 2005 annual organizational meeting of directors immediately following the annual meeting of shareholders. All directors of the Company were elected to serve until the next annual meeting of shareholders and until the election and qualification of their successors. All directors and executive officers have been in their present position for more than five years, except for Mr. Stuntebeck who became a director in March 2004.

Code of Ethics.
The Company has adopted a Code of Ethics that applies to directors, officers (including principal executive officer, principal financial officer, principal accounting officer and controller and HMG Advisory Corp. and subsidiary ("HMGA") and its employees in all instances in which HMGA is acting on behalf of the Company. The Company will provide to any person without charge, upon written request, a copy of the Code of Ethics including any amendments as well as any waivers that are required to be disclosed by the rules of the SEC or the American Stock Exchange.

Audit Committee and Audit Committee Financial Expert.

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Securities Exchange act of 1934, as amended (the "Exchange Act"). The members of the Audit Committee are Messrs. Arader and Comita. The Board of Directors has determined that each of Messrs. Arader and Comita is (1) an " audit committee financial expert," as that term is defined in Item 401(e) of Regulation S-B of the Exchange Act, and (2) independent as defined by the listing standards of the American Stock Exchange and Section 10A(m)(3) of the Exchange Act.

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

                                                            Shares Held as of March 4, 2005

                              Shares Owned by Named      Additional Shares in Which the named
                              Persons & Members of His   Person Has, or Participates in, the     Total Shares & Percent
Name (7)                      Family (1)                 Voting or Investment Power (2)          of Class
Maurice Wiener                           65,100  (4)                   541,830  (3), (5)             606,930         52%

Lawrence Rothstein                       50,000  (4)                   541,830  (3)                  591,830         50%

Walter G. Arader                         15,400  (4)                                                  15,400          1%

Harvey Comita                            10,000  (4)                   477,300  (6)                  487,300         41%

All 6 Directors and                     151,000  (4)                   541,830  (3)                  692,830         59%
Officers as a Group

Emanuel Metz                             59,500                                                       59,500          5%
CIBC Oppenheimer Corp.
One World Financial Center
200 Liberty Street
New York, NY  10281


Transco Realty Trust                    477,300  (5)                                                 477,300         41%
1870 S. Bayshore Drive
Coconut Grove, FL  33133
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

HMG Advisory Corp. (the "Adviser") and subsidiary.
The day-to-day operations of the Company are handled by the Adviser, as described above under Item 1. Business "Advisory Agreement." The Adviser is majority owned by Mr. Wiener, its Chairman and CEO.

In August 2004 the HMG Advisory Bayshore, Inc. ("HMGABS") (a wholly owned subsidiary of the Adviser) was formed for the purposes of overseeing the Monty's restaurant operations acquired in August 2004. HMGABS will receive a management fee $25,000 per year from Bayshore Rawbar, LLC. As of December 31, 2004 HMGBS had earned $8,333 in such management fees.

Reference is made to Item 1. Business and Item 6. Management's Discussion and Analysis or Plan of Operation for further information about the remuneration of the Adviser.

Courtland Group, Inc. ("CGI").
CGI served as the Company's investment Adviser until January 1, 1998 and owns approximately 32% of Transco's stock and owns approximately 5% of the Company's common stock. CGI is majority owned by Mr. Wiener, its Chairman and CEO

Courtland Investments, Inc. ("CII").
The Company holds a 95% non-voting interest and Masscap Investment Company ("Masscap") holds a 5% voting interest in CII. In May 1998, the Company and Masscap entered into a written agreement in order to confirm and clarify the terms of their previous continuing arrangement with regard to the ongoing operations of CII, all of which provide the Company with complete authority over all decision making relating to the business, operation, and financing of CII consistent with the Company's status as a real estate investment trust.

CII and its wholly-owned subsidiary own 100% of Grove Isle Club, Inc., Grove Isle Yacht Club Associates, Grove Isle Marina, Inc., CII Spa, LLC, Courtland Bayshore Rawbar, LLC and it also owns 15% of Grove Isle Associates, Ltd., (the Company owns the other 85%).

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

The Adviser.
As of December 31, 2004 and 2003 the Adviser owed the Company approximately $234,000 and $259,000, respectively. In March 2005 the Adviser made a cash payment of $50,000 on amounts due the Company. Amounts due from the Adviser bear interest at the prime rate plus 1% payable monthly, with principal due on demand.

The Adviser leases its executive offices from CII pursuant to a lease agreement. This lease agreement is at the going market rate for similar property and calls for base rent of $48,000 per year payable in equal monthly installments. Additionally, the Adviser is responsible for all property insurance, utilities, maintenance, and security expenses relating to the leased premises. The lease term is five years expiring in November 2009.

In August 2004 the HMG Advisory Bayshore, Inc. ("HMGABS") (a wholly owned subsidiary of the Adviser) was formed for the purposes of overseeing the Monty's restaurant operations acquired in August 2004. HMGABS will receive a management fee $25,000 per year from Bayshore Rawbar, LLC. As of December 31, 2004 HMGBS had earned $8,333 in such management fees, none of which have been paid.

South Bayshore Associates ("SBA").
SBA is a joint venture in which Transco and the Company hold interests of 25% and 75%, respectively. The sole major asset of SBA is a demand note from Transco, bearing interest at the prime rate, with an outstanding balance of approximately $432,000 in principal and interest as of December 31, 2004 compared to a balance of $439,000 as of December 31, 2003.

The Company also holds a demand note from SBA bearing interest at the prime rate plus 1% with an outstanding balance as of December 31, 2004 and 2003 of approximately $1,122,000 and $1,107,000, in principal and accrued interest, respectively. Interest payments of $20,000 were made in 2004 and 2003. Accrued and unpaid interest is not added to the principal. Because the Company consolidates SBA, the note payable and related interest income is eliminated in consolidation.

CGI. As of December 31, 2004 and 2003, CGI owed the Company approximately $303,000. In March 2005 CGI made a cash payment of $50,000 on amounts due the Company. Amounts due from CGI bear interest at the prime rate plus 1% payable monthly, with principal due on demand.

CII. The Company holds a demand note due from CII bearing interest at the prime rate plus 1% with an outstanding balance of $3,695,000 and $3,401,000 as of December 31, 2004 and 2003, respectively. During 2004 and 2003, advances from the Company to CII totaled $3.1 million and $769,000, respectively. Repayments from CII to the Company during 2004 and 2003 were $1.9 million and $483,000, respectively. Accrued and unpaid interest is capitalized and included in advances. Because CII is a 95%-owned consolidated subsidiary of the Company, the note payable and related interest is eliminated in consolidation.

In 1986, CII acquired from the Company the rights to develop the marina at Grove Isle for a promissory note of $620,000 payable at an annual rate equal to the prime rate. The principal matures on January 2, 2006. Interest payments are due each January 2. Because the Company consolidates CII, the note payable and related interest income is eliminated in consolidation.

CII compensates one employee directly in his capacity as project manager for the Company's Texas property. This employee is Mr. Bernard Lerner who is a vice president of Courtland Investments, Inc. and is also a cousin of the Company's Chairman and CEO Mr. Maurice Wiener. For the years ended December 31, 2004 and 2003 CII paid Mr. Lerner $85,000.

CII Spa, LLC.
As more fully discussed in Item 2.Description of Property, in September 2004 the Company entered into an agreement with Noble House Associates, LLC ("NHA"), an affiliate of the Company's tenant at Grove Isle ("Westgroup"), for the purpose of developing and operating on the Grove Isle property a commercial project consisting of a first class spa. A newly formed subsidiary of the Company, CII Spa, LLC ("CIISPA") and NHA formed a Delaware limited liability company, Grove Spa, LLC ("GS") which is owned 50% by CIISPA and 50% by NHA. The Spa Property developed by GS will be sub-leased from Westgroup. The initial term of the sublease commenced on September 15, 2004 and ends on November 30, 2016, with the GS having the right to extend the term for two additional consecutive 20 year terms on the same terms as the original sublease. Annual base rent of the sublease is $10,000, plus GS shall pay real estate taxes, insurance, utilities and all other costs relating to the Spa Property.

In December 2004 the loan which secured by the Grove Isle property was renewed and extended with an additional $1 million borrowed. The additional $1 million (less loan costs) was loaned to GS to partially fund the construction of the spa. The Company received a promissory note from GS under the same terms as the renewed and extended bank loan. Since this loan is between two consolidated entities (i.e. Grove Isle Associates, Ltd and Grove Spa, LLC) it is eliminated in consolidation.

T.G.I.F.
As of December 31, 2004 and 2003, CII owed approximately $3,661,000 to T.G.I.F. All advances between CII and T.G.I.F. are due on demand and bear interest at the prime rate plus 1%. All interest due has been paid. As of December 31, 2004 and 2003, T.G.I.F. had amounts due from Mr. Wiener of approximately $707,000. These amounts are due on demand and bear interest at the prime rate. All interest due has been paid. The Adviser received management fees of $4,000 for the year ended

December 31, 2003 and no fees in 2004. Mr. Wiener received consulting and director's fees from T.G.I.F of $40,800 and $29,000 for the years ended December 31, 2004 and 2003, respectively. Also, T.G.I.F. owns 10,000 shares of the Company which were purchased in 1996 at the market value.

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

        (b) Reports on Form 8-K: The Company filed a Report on Form 8-K/A to amend the Company's Report on Form 8-K filed on August 20, 2004, to include the required pro-forma financial statements pursuant to
              Item 9.01(b) (1) of Form 8-K.

Item 14. Principal Accountants Fees and Services.
The following table sets forth fees billed to the Company by the Company's independent auditors for the year ended December 31, 2004 and December 31, 2003 for (i) services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance. The Audit Committee pre-approved all services rendered by the Company's independent auditors.


Principal Accountant Fees and Services

  For the fiscal year ended           December 31, 2004  December 31, 2003
------------------------------------------------------- ------------------
Audit Fees                                     $40,000            $56,000
Audit - Related Fees                            21,000              3,222
Tax Fees                                        20,000             20,000
                                    ------------------- ------------------
                    Total Fees                 $81,000            $79,222
                                    =================== ==================

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HMG/Courtland Properties, Inc.

March 30, 2005                        By: /s/ Maurice Wiener
                                          Maurice Wiener
                                          Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Maurice Wiener                                   March 30, 2005
-----------------------------------
Maurice Wiener
Chairman of the Board
Chief Executive Officer


/s/ Lawrence I. Rothstein                            March 30, 2005
-----------------------------------
Lawrence I. Rothstein
Director, President, Treasurer and Secretary
Principal Financial Officer

/s/ Walter G. Arader                                 March 30, 2005
-----------------------------------
Walter G. Arader, Director


/s/ Harvey Comita                                    March 30, 2005
-----------------------------------
Harvey Comita, Director


/s/ Clinton Stuntebeck                               March 30, 2005
-----------------------------------
Clinton Stuntebeck, Director


/s/ Carlos Camarotti                                 March 30, 2005
-----------------------------------
Carlos Camarotti
Vice President - Finance and Controller
Principal Accounting Officer




                      INDEX EXHIBIT
                       Description

(3)       (a)  Amended and Restated                            Incorporated by reference to Annex A of the
               Certificate of Incorporation                    May 29, 2001 Proxy Statement.

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

(10)      (a)  Amended and restated lease                      Incorporated by reference to Exhibit 10(d) to
               agreement between Grove Isle                    the 1996 Form 10-KSB
               Associates, Ltd. and
               Westgroup Grove Isle
               Associates, Ltd. dated
               November 19, 1996.

          (b)  Master agreement between                        Incorporated by reference to Exhibit 10(e)
               Grove Isle Associates, Ltd.                     to the 1996 Form 10-KSB
               Grove Isle Clubs Inc., Grove
               Isle Investments, Inc. and
               Westbrook Grove Isle
               Associates, Ltd. dated
               November 19, 1996.

          (c)  Agreement Re: Lease                             Incorporated by reference to Exhibit 10(f)
               Termination between Grove Isle                  to the 1996 Form 10-KSB
               Associates, Ltd. and Grove Isle
               Club, Inc. dated November 19, 1996.

          (d)  Amended and restated                            Incorporated by reference to Exhibit 10(f)
               agreement between NAF                           to the 1999 Form 10-KSB
               Associates and the Company,
               dated August 31, 1999.

          (e)  Amendment to Amended and                        Incorporated by reference to Exhibit 10(g)
               restated lease agreement                        to the 1999 Form 10-KSB
               between Grove Isle Associates,
               Ltd. and Westgroup Grove Isle
               Associates, Ltd. dated
               December 1, 1999.





          (f)  Lease agreement between                         Incorporated by reference to Exhibit 10(h)
               Courtland Investments, Inc. and                 to the 1999 Form 10-KSB
               HMG Advisory Corp. dated
               December 1, 1999.

          (g)  2000 Incentive Stock Option                     Incorporated by reference to Exhibit 10(h)
               Plan of HMG/ Courtland                          to the 2001 Form 10-KSB
               Properties, Inc.

          (h)  Amended and Restated Advisory                   Incorporated by reference to Exhibit 10(i)
               Agreement between the                           and 10(j) to the 2002 Form 10-KSB
               Company and HMG Advisory
               Corp. effective January 1, 2003.

          (i)  Second Amendment to Amended and                 Included herein.
               restated lease agreement
               included herein between Grove Isle
               Associated, Ltd. and Westgroup Grove
               Isle Associates, Ltd. dated
               September 15, 2004

          (j)  Operating Agreement of Grove                    Included herein.
               Spa, LLC dated September 15,
               2004

          (k)  Sublease between Westgroup                      Included herein.
               Grove Isle Associates, Ltd. and
               Grove Spa, LLC dated
               September 15, 2004

          (l)  Purchase and Sale Agreement                     Included herein.
               ("Acquisition of Monty's Property")
               between Bayshore Restaurant Management
               Corp. and Bayshore Landing, LLC
               dated August 20, 2004, and amendments
               thereto.

          (m)  Ground Lease between City of Miami and          Included herein.
               Bayshore Landing, LLC
               dated August 20, 2004 and
               related document



          (n)  Loan Agreement between                          Included herein.
               Wachovia Bank and Bayshore
               Landing, LLC dated August 20,
               2004

          (o)  Operating Agreement of Bayshore                 Included herein.
               Landing, LLC dated August 19, 2004

          (p)  Management Agreement for Bayshore               Included herein.
               Rawbar, LLC executed by RMI,LLC
               dated August 20, 2004.
                                                               Included herein.
          (q)  Management Agreement for Bayshore
               Rawbar, LLC executed by HMG
               Advisory Bayshore, Inc.
               dated August 20, 2004.

          (r)  Management and Leasing Agreement for            Included herein.
               Bayshore Landing, LLC executed by RCI
               Bayshore, Inc.
               dated August 20, 2004.


(14)           Code of Ethics for Chief Executive              Incorporated by
               Officer and Senior Financial Officers           reference to Item 99 of 2003
               dated May 2003                                  Form 10-KSB.

(21)           Subsidiaries of the Company.                    Included herein.


(31)      (a)   Certification of Chief Executive               Included herein.
                Officer as adopted pursuant
                to Section 302 of the Sarbanes-
                Oxley Act of 2002

          (b)   Certification of Chief Financial               Included herein.
                Officer as adopted pursuant to
                Section 302 of the Sarbanes-
                Oxley Act of 2002

(32)      (a)   Certification of Chief Executive               Included herein.
                Officer pursuant to 18 U.S.C. ss. 1350
                as adopted pursuant to ss. 906 of the
                Sarbanes-Oxley Act of 2002

          (b)   Certification of Chief Financial               Included herein.
                Officer pursuant to 18 U.S.C.
                ss. 1350 as adopted pursuant to
                ss. 906 of the Sarbanes-Oxley
                Act of 2002
