Form 10QSB
period 2005-03-31
HMG COURTLAND PROPERTIES INC
filed 2005-05-12
CIK 311817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 2005
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from
      ---------------------------------------------------------------------
                                       to

                          Commission file number 1-7865

                         HMG/COURTLAND PROPERTIES, INC.
          --------------------------- -------------------------------
        (Exact name of small business issuer as specified in its charter)

                          Delaware                      59-1914299
                --------------------------------------------------------
               (State or other jurisdiction of       (I.R.S. Employer
               incorporation or organization)        Identification No.)


              1870 S. Bayshore Drive, Coconut Grove, Florida 33133
             -----------------------------------------------------
                (Address of principal executive offices) (Zip Code)


                                  305-854-6803
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

1,089,135 Common shares were outstanding as of March 31, 2005.



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

             Item 1.   Financial Statements

             Condensed Consolidated Balance Sheets as of
             March 31, 2005 (Unaudited) and December 31, 2004.....................................................1

             Condensed Consolidated Statements of Operations for the
             Three Months Ended March 31, 2005 and 2004 (Unaudited)...............................................2

             Condensed Consolidated Statements of Cash Flows for the
             Three Months Ended March 31, 2005 and 2004 (Unaudited)...............................................3

             Notes to Condensed Consolidated Financial Statements (Unaudited).....................................4

             Item 2.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations.....................................................7

             Item 3.  Controls and Procedures.....................................................................9

PART II.   Other Information
             Item 1.   Legal Proceedings . . . ..................................................................10
             Item 2.   Changes in Securities and Small Business Issuer Purchases of Equity Securities............10
             Item 3.   Defaults Upon Senior Securities . . . ................................................... 10
             Item 4.   Submission of Matters to a Vote of Security Holders ..................................... 10
             Item 5.   Other Information ....................................................................... 10
             Item 6.   Exhibits and Reports on Form 8-K......................................................... 10
Signatures.......................................................................................................11



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


HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------

                                                                   March 31,     December 31,
                                                                    2005            2004
                                                                ------------    ------------
                                  ASSETS                        (UNAUDITED)
Investment properties, net of accumulated depreciation:
  Commercial properties                                         $  4,672,470    $  4,721,261
  Commercial properties- construction in progress                    286,489         210,965
  Hotel and club facility                                          3,731,393       3,827,201
  Hotel and club facility-Spa improvements                         2,124,089       1,489,702
  Marina properties                                                2,465,570       2,515,265
  Land held for development                                          589,419         589,419
                                                                ------------    ------------
                     Total investment properties, net             13,869,430      13,353,813


Cash and cash equivalents                                          2,837,821       3,410,408
Investments in marketable securities                               7,433,105       7,132,542
Other investments                                                  4,967,872       5,190,543
Investment in affiliate                                            3,022,278       2,993,649
Loans, notes and other receivables                                 2,029,258       2,027,119
Notes and advances due from related parties                          877,504         973,242
Deferred taxes                                                       413,000          28,000
Goodwill                                                           7,728,627       7,728,627
Other assets                                                         672,437         536,706
                                                                ------------    ------------
                               TOTAL ASSETS                     $ 43,851,332    $ 43,374,649
                                                                ------------    ------------

                               LIABILITIES
Mortgages and notes payable                                     $ 18,448,359    $ 18,483,069
Accounts payable and accrued expenses                              1,057,259         885,132
Margin payable to broker                                           1,581,426       1,448,605
Income taxes payable                                                 250,000         250,000
Interest rate swap contract payable                                  286,000         579,000
                                                                ------------    ------------
                            TOTAL LIABILITIES                     21,623,044      21,645,806


Minority interests                                                 3,048,537       2,837,944
                                                                ------------    ------------

                           STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; 2,000,000 shares
   authorized; none issued                                              --              --
Excess common stock, $1 par value; 500,000 shares authorized;
   none issued                                                          --              --
Common stock, $1 par value; 1,500,000 shares authorized;
   1,315,635 shares issued and outstanding                         1,315,635       1,315,635
Additional paid-in capital                                        26,571,972      26,571,972
Undistributed gains from sales of properties, net of losses       41,735,070      41,735,070
Undistributed losses from operations                             (48,382,062)    (48,524,414)
Accumulated other comprehensive loss                                (143,000)       (289,500)
                                                                ------------    ------------
                                                                  21,097,615      20,808,763

Less:  Treasury stock, at cost (226,500 shares)                   (1,659,114)     (1,659,114)
            Notes receivable from exercise of stock options         (258,750)       (258,750)
                                                                ------------    ------------
                        TOTAL STOCKHOLDERS' EQUITY                19,179,751      18,890,899

                                                                ------------    ------------
                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 43,851,332    $ 43,374,649
                                                                ------------    ------------

See notes to the condensed consolidated financial statements



                                      (1)


HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

----------------------------------------------------------------


                                                                                     Three months ended March 31,
                           REVENUES                                                      2005            2004
                                                                                     -----------     -----------
Real estate rentals and related revenue                                              $   382,955    $   428,488
Food & beverage sales                                                                  1,564,448           --
Marina revenues                                                                          394,223        116,678
Spa revenues                                                                              61,124           --
Net gain from investments in marketable securities                                         7,780        114,249
Net loss from other investments                                                          (83,631)       (47,899)
Interest, dividend and other income                                                      142,419         79,041
                                                                                     -----------     -----------
                             Total                                                     2,469,318        690,557

                           EXPENSES
Operating expenses:
  Rental and other properties                                                            219,751        123,630
  Food and beverage cost of sales                                                        451,758           --
  Food and beverage labor and related costs                                              296,718           --
  Food and beverage other operating costs                                                477,062           --
  Marina expenses                                                                        212,195        112,114
  Spa expenses                                                                            51,767           --
  Depreciation and amortization                                                          227,049        144,325
  Adviser's base fee                                                                     225,000        225,000
  General and administrative                                                              71,802         78,065
  Professional fees and expenses                                                          58,418         29,183
  Directors' fees and expenses                                                            16,732         16,953
                                                                                     -----------     -----------
                   Total operating expenses                                            2,308,252        729,270

Interest expense                                                                         342,694        112,720
Minority partners' interests in operating gain (loss) of
         consolidated entities                                                            61,020         (3,355)
                                                                                     -----------     -----------
                        Total expenses                                                 2,711,966        838,635
                                                                                     -----------     -----------

Loss before sales of properties and income taxes                                        (242,648)      (148,078)

Gain on sales of properties, net                                                            --           47,606
                                                                                     -----------     -----------
Loss before income taxes                                                                (242,648)      (100,472)

(Benefit from) provision for income taxes                                               (385,000)        62,000
                                                                                     -----------     -----------
Net income (loss)                                                                    $   142,352    ($  162,472)
                                                                                     ===========    ===========

Other comprehensive income:
   Unrealized gain on interest rate swap agreement                                       146,500           --
                                                                                     -----------     -----------
                               Total other comprehensive income                          146,500

                                                                                     -----------     -----------
Comprehensive income (loss)                                                          $   288,852    ($  162,472)
                                                                                     ===========    ===========

                               Net Income (Loss) Per Common Share:
                               Basic and diluted                                     $      0.13    ($     0.15)
                                                                                     ===========    ===========
                     Weighted average common shares outstanding                        1,089,135      1,089,135
                                                                                     ===========    ===========

See notes to the condensed consolidated financial statements





                                      (2)



HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

--------------------------------------------------------------------------------------------------
                                                                     Three months ended March 31,
                                                                         2005           2004
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                  $   142,352    ($  162,472)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization                                       227,049        144,325
     Net gain from other investments                                      92,856         47,899
     Gain on sales of properties, net                                       --          (47,606)
     Net gain from investments in marketable securities                   (7,780)      (114,249)
     Minority partners' interest in operating (losses) gains              61,020         (3,355)
     Deferred income tax (benefit) expense                              (385,000)        62,000
     Changes in assets and liabilities:
       Increase in other assets and other recievables                   (154,121)       (74,208)
       Net proceeds from sales and redemptions of securities             157,068        817,106
       Increased investments in marketable securities                   (449,852)    (1,659,096)
       Increase in accounts payable and accrued expenses                 172,127         93,120
       Increase in margin payable to brokers and other liabilities       132,821           --
                                                                     -----------    -----------
    Total adjustments                                                   (153,812)      (734,064)
                                                                     -----------    -----------
    Net cash used in operating activities                                (11,460)      (896,536)
                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Improvements of properties                                          (714,246)          --
    Net proceeds from disposals of properties                               --           69,752
    Decrease in notes and advances from related parties                   95,738         16,019
    Additions in mortgage loans and notes receivables                   (100,000)          --
    Collections of mortgage loans and notes receivables                   87,831         97,998
    Distributions from other investments                                 235,451        442,294
    Contributions to other investments                                  (131,192)      (290,000)
                                                                     -----------    -----------
    Net cash (used in) provided by investing activities                 (526,418)       336,063
                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of mortgages and notes payables                            (34,709)       (34,428)

                                                                     -----------    -----------
    Net cash used in financing activities                                (34,709)       (34,428)
                                                                     -----------    -----------

    Net increase in cash and cash equivalents                           (572,587)      (594,901)

    Cash and cash equivalents at beginning of the period               3,410,408      2,624,643
                                                                     -----------    -----------

    Cash and cash equivalents at end of the period                   $ 2,837,821    $ 2,029,742
                                                                     -----------    -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                           $   343,000    $   113,000
                                                                     ===========    ===========

See notes to the condensed consolidated financial statements




                                      (3)

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-QSB, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2004. The balance sheet as of December 31, 2004 was derived from audited financial statements as of that date. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements include the accounts of HMG/Courtland Properties, Inc. (the "Company") and entities in which the Company owns a majority voting interest or controlling financial interest. All material transactions and balances with consolidated and unconsolidated entities have been eliminated in consolidation or as required under the equity method.

2.   SPA AT GROVE ISLE BEGINS OPERATIONS
As previously reported, in September 2004 the Company entered into an agreement with Noble House Associates, LLC ("NHA"), an affiliate of the Company's tenant at its Grove Isle property (Westgroup Grove Isle Associates, Ltd., or "Westgroup"), for the purpose of developing and operating on the Grove Isle property a commercial project consisting of a first class spa, together with related improvements and amenities (the "Spa Property"). The Spa Property construction has been completed and spa operations began in the first quarter 2005.

3. UNAUDITED PRO-FORM RESULTS OF OPERATIONS FOR ACQUISITION OF RESTAURANT, MARINA AND OFFICE/RETAIL PROPERTY, COCONUT GROVE, FLORIDA
As previously reported On August 20, 2004, the Company, through two 50%-owned entities, Bayshore Landing, LLC ("Landing") and Bayshore Rawbar, LLC ("Rawbar"), (collectively, "Bayshore") purchased a restaurant, office/retail and marina property located in Coconut Grove (Miami), Florida known as Monty's (the "Monty's Property") for approximately $13.9 million. The following are the Company's results of operations for the three months ended March 31, 2005 with comparative results of operations for the three months ended March 31, 2004, as if the acquisition of the Monty's property had taken place at the beginning of the years.

                                            2005                     2004
                                            ----                     ----
                 Revenues             $2,469,000               $2,509,000
                                      ----------               ----------
               Net income               $142,000                  $80,000
                                        --------                  -------
       Earnings per share                   $.13                     $.07
                                            ----                     ----



                                       (4)

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

Net gain (loss) from investments in marketable securities for the three months ended March 31, 2005 and 2004 is summarized below:



                                            Three Months Ended March 31,
                                      -----------------------------------
                     Description                 2005         2004
----------------------------------------- ------------------- -----------
Net realized gain (loss) from sales of        $  42,000    ($  8,000)
securities
Unrealized net (loss) gain in trading
securities                                      (34,000)     122,000
                                              ---------    ---------
Total net gain from investments in
marketable securities                         $   8,000    $ 114,000
                                              =========    =========


For the three months ended March 31, 2005 net realized gain from sales of marketable securities of approximately $42,000 consisted of approximately $49,000 of gross gains net of $7,000 of gross losses. For the three months ended March 31, 2004 net realized loss from sales of marketable securities of approximately $8,000 consisted of approximately $79,000 of gross losses net of $71,000 of gross gains.

Investment gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net earnings. However, the amount of investment gains or losses on marketable securities for any given period has no predictive value and variations in amount from period to period have no practical analytical value.




                                       (5)

                         HMG/COURTLAND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

5.   OTHER INVESTMENTS
As of March 31, 2005, the Company has committed to invest approximately $10.5 million in other investments primarily in private capital funds, of which approximately $9.6 million has been funded. The carrying value of other investments (which reflects distributions and valuation adjustments) is approximately $5.0 million. During the three months ended March 31, 2005 the Company has made follow-on contributions to four existing investments of approximately $122,000 and has received approximately $232,000 in distributions from other investments.

Net (loss) gain from other investments for the three months ended March 31, 2005 and 2004, is summarized below:

                                                  2005          2004
                                               ------------------------
Others, net                                    ($133,000)   ($  3,000)
Real estate development and operation               --         38,000
Venture capital fund - technology                 20,000     (104,000)
Income from investment in 49% owned
affiliate (T.G.I.F. Texas, Inc.)                  29,000       21,000
                                               ------------------------
Total net (loss) gain from other investments   ($ 84,000)   ($ 48,000)
                                               ========================

In March 2005, the Company reduced the remaining carrying value (approximately $147,000) of one of its investments in a privately held company in the personal cosmetic industry. This investment experienced a decline in demand for its product which is believed to result in an other-than-temporary decline in the value of the investment. This write down is included in others, net in the table above.

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






                                       (6)

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations


RESULTS OF OPERATIONS
---------------------
The Company reported net income of approximately $142,000 (or $.13 per share) for the three months ended March 31, 2005. This is as compared with a net loss of approximately $162,000 (or $.15 per share) for the three months ended March 31, 2004.

As discussed further below, total revenues for the three months ended March 31, 2005 as compared with the same period in 2004, increased by approximately $1.8 million or 258%. Total expenses for the three months ended March 31, 2005, as compared with the same periods in 2004, increased by approximately $1.9 million or 223%. There were no sales of properties for the three months ended March 31, 2005 as compared with gains of approximately $48,000 for the three months ended March 31, 2004.


REVENUES

Rentals and related revenues for the three months ended March 31, 2005 as compared with the same comparable periods in 2004 decreased by $46,000 (11%). This decrease was primarily due to decreased rental revenue of approximately $89,000 as a result of the sale in April 2004 of the Fashion Square shopping center located near Jacksonville, Florida. This decrease in rental revenue was partially offset by increased rental revenue of approximately $31,000 from the retail space of the Monty's property in Miami, Florida which was acquired in August 2004.

Food and beverage sales of $1.6 million for the three months ended March 31, 2005 consists of sales from Bayshore Rawbar, LLC, which is the restaurant portion of the Monty's property acquired in August 2004.

Marina revenues for the three months ended March 31, 2005 as compared with the same comparable periods in 2004 increased by $278,000 (or 238%). This increase was almost entirely from transient rental dockage fees from the marina at the Monty's property acquired in August 2004.

Spa revenues for the three months ended March 31, 2005 of approximately $61,000 were from the newly constructed spa at the Grove Isle property which began operations in the first quarter 2005.

Net gain (loss) from investments in marketable securities for the three months ended March 31 2005 as a gain of approximately $8,000, as compared with a net gain from investments in marketable securities of approximately $114,000 for the same comparable period in 2004. For further details refer to Note 4 to Condensed Consolidated Financial Statements (unaudited).

Net loss from other investments for the three months ended March 31, 2005 was approximately $84,000. This is as compared with a net loss of approximately $48,000 for the same comparable period in 2004. The increase loss was primarily from the write down of one investment for $147,000. For further details refer to
Note 5 to Condensed Consolidated Financial Statements (unaudited).



                                       (7)

Management's Discussion and Analysis of Financial
Condition and Results of Operations
(continued)


Interest and dividend income for the three months ended March 31, 2005 was approximately $142,000 as compared with approximately $79,000, for the same comparable period in 2004. The increase from last year of $63,000 (or 80%) consists primarily of approximately $20,000 interest income from notes receivable (Key West restaurant operator) and approximately $29,000 increased interest and dividends from investments in bonds, other fixed income securities and equity securities which pay dividends.

EXPENSES

Expenses for rental and other properties for the three months ended March 31, 2005 increased by approximately $96,000 (or 78%) as compared to that for the three months ended March 31, 2004. This increase was primarily due to operating expenses relating to the rental operations of the Monty's property acquired in August 2004.

Food and beverage cost of sales, labor and related costs and other operating costs are all related to the Monty's property acquired in August 2004.

Marina expenses for the three months ended March 31, 2005 increased by approximately $100,000 (or 89%), as compared with the same comparable period in 2004. This was primarily due to increased operating expenses of the marina portion of Monty's property acquired in August 2004.

Spa expenses for the three months ended March 31, 2005 were approximately $52,000 and all related to the opening of the spa at Grove Isle in the first quarter of 2005.

Depreciation expense for the three months ended March 31, 2005 increase by approximately $83,000 (or 57%) primarily as the result of acquisition of property in August 2004.

Professional fees expense for the three months ended March 31, 2005 increased by approximately $29,000 (or 100%) as compared with the same comparable period in 2004. This increase was primarily the result of an increase in professional services (accounting and legal) relating to the aforementioned acquisitions and improvements of properties.

Interest expense for the three months ended March 31, 2005 increased by approximately $230,000 (or 204%), as compared with the same comparable period in 2004. This increase was primarily from new debt related to the acquisition of the Monty's property in August 2004.

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





                                       (8)

Management's Discussion and Analysis of Financial
Condition and Results of Operations
(continued)

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES
-----------------------------------------------------------------
The Company's material commitments in 2005 primarily consist of maturities of debt obligations of approximately $3.9 million and commitments to fund private capital investments of approximately $872,000 due upon demand. The funds necessary to meet these obligations are expected to be available from the proceeds of sales of properties or investments, refinancing, distributions from investments and available cash. The majority of maturing debt obligations for 2005 is a note payable to the Company's 49% owned affiliate, T.G.I.F. Texas, Inc. ("TGIF") of approximately $3.7 million. This amount is due on demand. It is expected that this obligation when due to TGIF would be paid with funds available from distributions from its investment in TGIF and from available cash.

MATERIAL COMPONENTS OF CASH FLOWS
---------------------------------
For the three months ended March 31, 2005, net cash used by operating activities was approximately $11,000. Included in this amount are increased investments in marketable securities of approximately $450,000 and increased other assets and other receivables of $154,000. These uses of funds were partially offset by proceeds from sales of marketable securities of $157,000, increased accounts payable and accrued expenses of $172,000 and increased in margin payable to brokers and other liabilities.

For the three months ended March 31, 2005, net cash used in investing activities was approximately $526,000. This was comprised primarily of improvements of properties of $714,000, additions to mortgage loans and notes receivable of $100,000 and contributions to other investments of $131,000. These uses of funds were partially offset by distributions from other investments of $235,000, collections of notes and advances from related parties of $96,000 and collections of mortgage loans and notes receivable of $88,000.

For the three months ended March 31, 2005, net cash used in financing activities was approximately $35,000 consisting of repayments of mortgages and notes payable.



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


PART II.   OTHER INFORMATION

Item 1.     Legal Proceedings: None.
-------     ------------------

Item 2.     Changes in Securities and Small Business Issuers Purchase of
            Equity Securities: None.
-------     --------------------------------------------------------------------

Item 3.     Defaults Upon Senior Securities: None.
-------     --------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders: None.
-------     ----------------------------------------------------

Item 5.     Other Information: None.
-------     ------------------

Item 6.     Exhibits and Reports on Form 8-K:
-------     ----------------------------------

     (a) Certifications pursuant to 18 USC Section 1350-Sarbanes-Oxley Act of 2002. Filed herewith.

     (b)  Reports on Form 8-K filed for the quarter ended March 31, 2005: None.





                                      (10)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         HMG/COURTLAND PROPERTIES, INC.






Dated:       May 12, 2005                ---------------------------------------
                                         /s/Lawrence Rothstein
                                         President, Treasurer and Secretary
                                         Principal Financial Officer





Dated:      May 12, 2005                 ---------------------------------------
                                         /s/Carlos Camarotti
                                         Vice President - Finance and Controller
                                         Principal Accounting Officer






                                      (11)
Exhibits: