Form 10QSB
period 2005-06-30
HMG COURTLAND PROPERTIES INC
filed 2005-08-12
CIK 311817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  June 30, 2005
OR

[X]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

1,078,635 Common shares were outstanding as of June 30, 2005.

HMG/COURTLAND PROPERTIES, INC.

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

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
ASSETS	(UNAUDITED)
Investment properties, net of accumulated depreciation:
Commercial properties	$4,624,708	$4,721,261
Commercial properties- construction in progress	1,094,055	210,965
Hotel, club and spa facility	5,676,067	3,827,201
Hotel, club and spa facility-construction in progress	72,415	1,489,702
Marina properties	2,423,475	2,515,265
Land held for development	589,419	589,419
Total investment properties, net	14,480,139	13,353,813

Cash and cash equivalents	2,300,686	3,410,408
Investments in marketable securities	6,854,518	7,132,542
Other investments	5,084,793	5,190,543
Investment in affiliate	3,029,328	2,993,649
Loans, notes and other receivables	2,165,180	2,027,119
Notes and advances due from related parties	860,646	973,242
Deferred taxes	204,000	28,000
Goodwill	7,728,627	7,728,627
Other assets	565,354	536,706
TOTAL ASSETS	$43,273,271	$43,374,649

LIABILITIES
Mortgages and notes payable	$19,155,660	$18,483,069
Accounts payable and accrued expenses	685,666	885,132
Margin payable to broker	975,518	1,448,605
Income taxes payable	5,000	250,000
Interest rate swap contract payable	836,000	579,000
TOTAL LIABILITIES	21,657,844	21,645,806

Minority interests	2,779,527	2,837,944

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; 2,000,000 shares
authorized; none issued	-	-
Excess common stock, $1 par value; 500,000 shares authorized;
none issued	-	-
Common stock, $1 par value; 1,500,000 shares authorized;
1,317,135 & 1,315,635 shares issued and outstanding
as of June 30, 2005 & December 31, 2004, respectively	1,317,135	1,315,635
Additional paid-in capital	26,582,967	26,571,972
Undistributed gains from sales of properties, net of losses	41,735,070	41,735,070
Undistributed losses from operations	(48,451,408)	(48,524,414)
Accumulated other comprehensive loss	(418,000)	(289,500)
	20,765,764	20,808,763
Less: Treasury stock, at cost (238,500 & 226,500 shares as of
June 30, 2005 & December 31, 2004, respectively)	(1,806,114)	(1,659,114)
Notes receivable from exercise of stock options	(123,750)	(258,750)
TOTAL STOCKHOLDERS' EQUITY	18,835,900	18,890,899

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$43,273,271	$43,374,649

See notes to the condensed consolidated financial statements

(1)

HMG/COURTLAND PROPERTIES, INC AND SUBSIDIARIES
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
	Three months ended June 30,		Six months ended June 30,
REVENUES	2005	2004	2005	2004
Real estate rentals and related revenue	$382,182	$367,028	$765,137	$795,516
Food & beverage sales	1,448,145	-	3,012,593	-
Marina revenues	385,399	116,176	779,622	232,854
Spa revenues	94,918	-	156,042	-
Net gain (loss) from investments in marketable securities	50,734	(249,477)	58,514	(135,228)
Net income (loss) from other investments	77,334	152,270	(6,297)	104,371
Interest, dividend and other income	135,992	106,310	278,411	185,351
Total revenues	2,574,704	492,307	5,044,022	1,182,864
EXPENSES
Operating expenses:
Rental and other properties	197,547	117,961	417,298	241,591
Food and beverage cost of sales	435,945	-	887,703	-
Food and beverage labor and related costs	320,311	-	617,029	-
Food and beverage other operating costs	488,003	-	965,065	-
Marina expenses	199,304	96,778	411,499	208,892
Spa expenses	84,809	-	136,576	-
Depreciation and amortization	269,252	122,465	496,301	266,790
Adviser's base fee	225,000	225,000	450,000	450,000
General and administrative	88,842	80,736	160,644	158,801
Professional fees and expenses	59,994	40,634	118,412	69,817
Directors' fees and expenses	18,987	13,258	35,719	30,211
Total operating expenses	2,387,994	696,832	4,696,246	1,426,102

Interest expense	321,545	116,120	664,239	228,840
Minority partners' interests in operating (loss) gain of
consolidated entities	(29,489)	4,427	31,531	1,072
Total expenses	2,680,050	817,379	5,392,016	1,656,014

Loss before sales of properties and income taxes	(105,346)	(325,072)	(347,994)	(473,150)
Gain on sales of properties, net		1,801,335		1,848,941
(Loss) income before income taxes	(105,346)	1,476,263	(347,994)	1,375,791
(Benefit from) provision for income taxes	(36,000)	134,000	(421,000)	196,000
Net (loss) income	($69,346)	$1,342,263	$73,006	$1,179,791

Other comprehensive (loss) income:
Unrealized loss on interest rate swap agreement	($275,000)	-	($128,500)	-
Total other comprehensive (loss) income	(275,000)		(128,500)

Comprehensive (loss) income	($344,346)	$1,342,263	($55,494)	$1,179,791

Net (Loss) Income Per Common Share:
Basic	($0.06)	$1.23	$0.07	$1.08
Diluted	($0.06)	$1.22	$0.07	$1.07
Weighted average common shares outstanding	1,078,635	1,089,135	1,083,856	1,089,135
Weighted average common shares outstanding - Diluted	1,104,224	1,103,271	1,114,649	1,103,700

See notes to the condensed consolidated financial statements

(2)

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six months ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$73,006	$1,179,791
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization	496,301	266,790
Net loss (gain) from other investments	6,295	(104,371)
Gain on sales of properties, net		(1,848,941)
Net (gain) loss from investments in marketable securities	(58,514)	135,228
Minority partners' interest in operating gains (losses)	31,531	1,072
Deferred income tax (benefit) expense	(176,000)	14,000
Changes in assets and liabilities:
(Increase) decrease in other assets and other receivables	(66,768)	29,247
Net proceeds from sales and redemptions of securities	957,533	1,419,170
Increased investments in marketable securities	(620,995)	(3,304,127)
(Decrease) increase in accounts payable and accrued expenses	(199,466)	185,682
Decrease in margin payable to brokers and other liabilities	(473,087)	-
(Decrease) increase in income taxes payable	(245,000)	182,000
Total adjustments	(348,170)	(3,024,250)
Net cash used in operating activities	(275,164)	(1,844,459)

CASH FLOWS FROM INVESTING ACTIVITIES:
Improvements of properties	(1,572,073)	-
Net proceeds from disposals of properties		3,440,649
Decrease in notes and advances from related parties	112,596	21,846
Additions in mortgage loans and notes receivables	(250,000)	(182,510)
Collections of mortgage loans and notes receivables	100,000	291,902
Distributions from other investments	395,433	869,734
Contributions to other investments	(325,507)	(939,036)
Net cash (used in) provided by investing activities	(1,539,551)	3,502,585

CASH FLOWS FROM FINANCING ACTIVITIES:
Additional borrowings, mortgages and notes payables	741,974
Repayment of mortgages and notes payables	(69,383)	(718,782)
Net contributions from (distributions to) minority partners	32,402	(30,443)
Net cash used in financing activities	704,993	(749,225)

Net (decrease) increase in cash and cash equivalents	(1,109,722)	908,901

Cash and cash equivalents at beginning of the period	3,410,408	2,624,643

Cash and cash equivalents at end of the period	$2,300,686	$3,533,544

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$664,000	$229,000

See notes to the condensed consolidated financial statements

(3)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-QSB, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2004. The balance sheet as of December 31, 2004 was derived from audited financial statements as of that date. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements include the accounts of HMG/Courtland Properties, Inc. (the "Company") and entities in which the Company owns a majority voting interest or controlling financial interest. All material transactions and balances with consolidated and unconsolidated entities have been eliminated in consolidation or as required under the equity method.

2. RECENT ACCOUNTING PRONOUNCEMENT
In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement provides guidance on accounting for reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. This Statement also provides guidance on the correction of an error by restating previously issued financial statements.  This Statement shall effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections to have a material effect on its financial statements.

3. RESULTS OF OPERATIONS FOR MONTY’S RESTAURANT, MARINA AND OFFICE/RETAIL PROPERTY, COCONUT GROVE, FLORIDA
As previously reported On August 20, 2004, the Company, through two 50%-owned entities, Bayshore Landing, LLC (“Landing”) and Bayshore Rawbar, LLC (“Rawbar”), (collectively, “Bayshore”) purchased a restaurant, office/retail and marina property located in Coconut Grove (Miami), Florida known as Monty’s (the “Monty’s Property”) for approximately $13.9 million.

(4)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

Summarized combined statement of income for Landing and Rawbar for the three and six months ended June 30, 2005 and for the period from the date of purchase of August 20, 2004 through December 31, 2004 is presented below (Note: the Company’s ownership percentage in these operations is 50%):

Combined Operations of Landing and Rawbar	Three months ended June 30, 2005	Six months ended June 30, 2005	August 20, 2004 through December 31, 2004
Revenues:
Food and Beverage Sales	$1,448,000	$3,012,000	$1,733,000
Marina dockage, upland rents and other	308,000	621,000	400,000
Total Revenues	1,756,000	3,633,000	2,133,000
Expenses:
Cost of food and beverage sold	436,000	888,000	537,000
Labor and related costs	320,000	617,000	434,000
Other food and beverage related costs	77,000	171,000	117,000
Insurance	77,000	160,000	137,000
Management fees	96,000	193,000	138,000
Utilities	74,000	149,000	107,000
Rent	208,000	415,000	267,000
Interest	188,000	412,000	285,000
Depreciation	91,000	181,000	126,000
Other	167,000	314,000	214,000
Total Expenses	1,734,000	3,500,000	2,362,000

Net Income (loss)	$22,000	$133,000	($229,000)

(5)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)
Unaudited Pro-forma Results of Operations

The following are the Company’s results of operations for the three and six months ended June 30, 2005 with comparative results of operations for the three and six months ended June 30, 2004, as if the acquisition of the Monty’s (Landing and Rawbar) property had taken place at the beginning of the years.

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Revenues	$2,575,000	$2,326,000	$5,044,000	$	,835,000
Net (loss) income	($69,000)	$1,586,000	$73,000		$1,666,000
(Loss) earnings per share	($.06)	$1.68	$.07		$1.98

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

Net gain (loss) from investments in marketable securities for the three and six months ended June 30, 2005 and 2004 is summarized below:

	Three months ended June 30,		Six months ended June 30,
Description	2005	2004	2005	2004
Net realized gain (loss) from sales of securities	$49,000	($5,000)	$91,000	($13,000)
Unrealized net gain (loss) in trading securities	2,000	(244,000)	(32,000)	(122,000)
Total net gain (loss) from investments in marketable securities	$51,000	($249,000)	$59,000	($135,000)

For the three and six months ended June 30, 2005 net realized gain from sales of marketable securities of approximately $49,000 and $91,000, respectively, consisted of approximately $61,000 of gross gains net of $12,000 of gross losses for the three month period and $110,000 of gross gains and $19,000 of gross losses for the six month period. For the three and six months ended June 30, 2004 net realized loss from sales of marketable securities of approximately $5,000 and $13,000 consisted of approximately $10,000 of gross losses net of $5,000 of gross gains for the three month period and approximately $89,000 of gross losses net of $76,000 of gross gains for the six month period.

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

5. OTHER INVESTMENTS
As of June 30, 2005, the Company has committed to invest approximately $11.7 million in other investments primarily in private capital funds, of which approximately $9.8 million has been funded. The carrying value of other investments (which reflects distributions and valuation adjustments) is approximately $5.0 million. During the six months ended June 30, 2005 the Company has made contributions to four existing and three new investments of approximately $326,000 and has received approximately $378,000 in cash distributions from other investments.

Net (loss) gain from other investments for the three and six months ended June 30, 2005 and 2004, is summarized below:

	Three months ended June 30,		Six months ended June 30,
Description	2005	2004	2005	2004
Partnership owning diversified operating companies	$50,000	$140,000	$67,000	$140,000
Technology-related venture fund	23,000	--	43,000	(104,000)
Real estate development and operation	--	2,000	1,000	40,000
Income from investment in 49% owned affiliate (T.G.I.F. Texas, Inc.)	7,000	13,000	36,000	34,000
Others, net	(3,000)	(3,000)	(153,000)	(6,000)
Total net gain (loss) from other investments	$77,000	$152,000	($6,000)	$104,000

In March 2005, the Company reduced the remaining carrying value (approximately $147,000) of one of its investments in a privately held company in the personal cosmetic industry. This investment experienced a decline in demand for its product which is believed to result in other-than-temporary decline in the value of the investment. This write down is included under the caption “Others, net” in the table above. There were no write downs during the three months ended June 30, 2005.

In March 2004, the Company reduced the carrying value of one of its investments in a venture capital fund by $104,000. This fund experienced a decline in the market value of its holdings in publicly-traded companies having a concentration in technology and communications.

(7)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)
6. DERIVATIVE FINANCIAL INSTRUMENTS
The Company is exposed to interest rate risk through their borrowing activities. In order to minimize the effect of changes in interest rates, the Company has entered an interest rate swap contract under which the Company agrees to pay an amount equal to a specified rate of 7.57% times a notional principal approximating the outstanding loan balance, and to receive in return an amount equal to the one month LIBOR rate plus 2.45% times the same notional amount. The Company designated this interest rate swap contract as a cash flow hedge. The fair value of the cash flow hedge, which at June 30, 2005 and December 31, 2004, is a loss of $418,000 and $289,500, respectively (net of 50% minority interest), is deferred to other comprehensive loss and reclassified to interest expense over the life of the swap contract.

7.  STOCK OPTIONS
On April 1, 2005 Mr. Wiener exercised options to purchase 1,500 shares which had been previously granted. The exercise price of $12,495 and the existing promissory note due to the Company from Mr. Wiener of $135,000 were satisfied by delivery by Mr. Wiener of 12,000 shares of the Company’s stock at the then market value of $12.25 per share and $495, all in accordance with the Company’s 2000 Stock Option Plan (the “Plan”). Pursuant to the reload feature of the Plan Mr. Wiener received an option to purchase 12,000 shares at $12.25 per share.

On March 31, 2005 a director of the Company (Mr. Stuntebeck) was granted options to purchase 5,000 shares of the Company’s stock at $12.25 per share (market value). The options are not restricted, fully vested and expire in March 2015.

8.  BASIC AND DILUTED EARNINGS PER SHARE
Basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004 are computed as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic:
Net (loss) income	($69,346)	$1,342,263	$73,006	$1,179,791

Weighted average shares outstanding	1,078,635	1,089,135	1,083,856	1,089,135
Basic (loss) earnings per share	($.06)	$1.23	$.07	$1.08

	2005	2004	2005	2004
Diluted:
Net (loss) Income	($69,346)	$1,342,263	$73,006	$1,179,791

Weighted average shares outstanding	1,078,635	1,089,135	1,083,836	1,089,135

Plus incremental shares from assumed conversion: Stock options	25,589	14,136	30,793	14,565

Diluted weighted average common shares	1,104,224	1,103,271	1,114,649	1,103,700
Diluted (loss) earnings per share	($.06)	$1.22	$.07	$1.07

(8)

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

RESULTS OF OPERATIONS
The Company reported a net loss of approximately $69,000 (or $.06 per share) for the three months ended June 30, 2005 and reported net income of $73,000 (or $.07 per share) for the six months ended June 30, 2005. This is as compared with net income of approximately $1.3 million (or $1.22 per diluted share) and $1.2 million (or $1.07 per diluted share) for the three and six months ended June 30, 2004, respectively.

As discussed further below, total revenues for the three and six months ended June 30, 2005 as compared with the same periods in 2005, increased by approximately $2.1 million or 423% and $3.9 million or 326%, respectively. Total expenses for the three and six months ended June 30, 2005, as compared with the same periods in 2004, increased by approximately $1.9 million or 228% and $3.7 million or 226%, respectively. There were no sales of properties for the three and six months ended June 30, 2005 as compared with gains of approximately $1.8 million and $1.9 million for the three and six months ended June 30, 2004.

REVENUES

Rentals and related revenues for the six months ended June 30, 2005 as compared with the same comparable period in 2004 decreased by $30,000 (4%). This decrease was primarily due to decreased rental revenue of approximately $108,000 as a result of the sale in April 2004 of the Fashion Square shopping center located near Jacksonville, Florida. This decrease in rental revenue was partially offset by increased rental revenue of approximately $60,000 from the retail space of the Monty’s property in Miami, Florida which was acquired in August 2004. Rentals and related revenues for the three months ended June 30, 2005 as compared with the same comparable period in 2004 remained substantially unchanged.

Food and beverage sales of $1.4 million and $3.0 million for the three and six months ended June 30, 2005, respectively, consists of sales from Bayshore Rawbar, LLC, which is the restaurant portion of the Monty’s property acquired in August 2004. For further details refer to Note 3 to Condensed Consolidated Financial Statements (unaudited).

Marina revenues for the three and six months ended June 30, 2005 as compared with the same comparable periods in 2004 increased by $269,000 (or 232%) and $547,000 (235%), respectively. This increase was almost entirely from transient rental dockage fees from the marina at the Monty’s property acquired in August 2004. For further details refer to Note 3 to Condensed Consolidated Financial Statements (unaudited).

Spa revenues for the three and six months ended June 30, 2005 of approximately $95,000 and $156,000 were from the newly constructed spa at the Grove Isle property which began operations in the first quarter 2005.

Net gain from investments in marketable securities for the three and six months ended June 30, 2005 was approximately $51,000 and $58,000, respectively. This is as compared with a net loss from investments in marketable securities of approximately $249,000 and $135,000 for the same comparable period in 2004, respectively. For further details refer to Note 4 to Condensed Consolidated Financial Statements (unaudited).

(9)

Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Net gain (loss) from other investments for the three and six months ended June 30, 2005 was approximately $77,000 and ($6,000). This is as compared with a net gain of approximately $152,000 and $104,000 for the same comparable periods in 2004, respectively. For further details refer to Note 5 to Condensed Consolidated Financial Statements (unaudited).

Interest and dividend income for the three and six months ended June 30, 2005 increased by approximately $30,000 and $93,000 as compared with the same comparable periods in 2004, respectively. The increases from last year consists primarily of interest income from notes receivable (Key West restaurant operator) and increased interest and dividends from investments in bonds, other fixed income securities and equity securities which pay dividends.

EXPENSES

Expenses for rental and other properties for the three and six months ended June 30, 2005 increased by approximately $80,000 (or 67%) and $176,000 (73%), as compared to that for the same comparable periods in 2004, respectively. This increase was primarily due to operating expenses relating to the rental operations of the Monty’s property acquired in August 2004. For further details refer to Note 3 to Condensed Consolidated Financial Statements (unaudited).

Food and beverage cost of sales, labor and related costs and other operating costs are all related to the Monty’s property acquired in August 2004. For further details refer to Note 3 to Condensed Consolidated Financial Statements (unaudited).

Marina expenses for the three and six months ended June 30, 2005 increased by approximately $103,000 (or 106%) and $203,000 (or 97%), as compared with the same comparable periods in 2004, respectively. This was primarily due to increased operating expenses of the marina portion of Monty’s property acquired in August 2004. For further details refer to Note 3 to Condensed Consolidated Financial Statements (unaudited).

Spa expenses for the three and six months ended June 30, 2005 were approximately $85,000 and $137,000, respectively, and all related to the opening of the spa at Grove Isle in the first quarter of 2005.

Depreciation and amortization expense for the three and six months ended June 30, 2005 increased by approximately $147,000 (or 120%) and $230,000 (or 86%), as compared with the same comparable periods in 2004, respectively. This was primarily the result of the acquisition of property in August 2004 and the completion of construction in the first quarter of 2005.

Professional fees expense for the three and six months ended June 30, 2005 increased by approximately $19,000 (or 48%) and $49,000 (or 70%) as compared with the same comparable periods in 2004, respectively. This increase was primarily the result of an increase in professional services (accounting and legal) relating to the aforementioned acquisitions and improvements of properties.

Interest expense for the three and six months ended June 30, 2005 increased by approximately $205,000 (or 177%) and $435,000 (or 190%), as compared with the same comparable period in 2004. This increase was primarily from new debt related to the acquisition of the Monty’s property in August 2004.

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

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES
The Company's material commitments in 2005 primarily consist of maturities of debt obligations of approximately $3.9 million and commitments to fund private capital investments of approximately $1.9 million due upon demand. The funds necessary to meet these obligations are expected to be available from the proceeds of sales of properties or investments, refinancing, distributions from investments and available cash. The majority of maturing debt obligations for 2005 is a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of approximately $3.7 million. This amount is due on demand. It is expected that this obligation when due to TGIF would be paid with funds available from distributions from its investment in TGIF and from available cash.

MATERIAL COMPONENTS OF CASH FLOWS
For the six months ended June 30, 2005, net cash used by operating activities was approximately $275,000. Included in this amount are increased investments in marketable securities of approximately $621,000, decreased margin payable to brokers of $473,000 and decreased accounts payable and accrued expenses of $199,000. These uses of funds were partially offset by proceeds from sales of marketable securities of $958,000.

For the six months ended June 30, 2005, net cash used in investing activities was approximately $1.5 million. This was comprised primarily of improvements of properties of $1.6 million.

For the six months ended June 30, 2005, net cash provided by financing activities was approximately $705,000 primarily consisting of $742,000 in additional borrowings under the Monty’s property construction loan agreement.

(11)

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

(b)
There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-QSB.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings: None.
Item 2. Changes in Securities and Small Business Issuers Purchase of Equity Securities: None.

Item 3. Defaults Upon Senior Securities: None.

Item 4. Submission of Matters to a Vote of Security Holders:
At the Company’s annual meeting, held on July 22, 2005, the shareholders approved the renewal of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2006 and expiring December 31, 2006, and reelected the Company's Board of Directors by the following votes:

	Number of votes
	For	Against/Withheld
Directors:
Walter G. Arader	636,176
Harvey Comita	636,176
Lawrence Rothstein	636,176
Maurice Wiener	636,176
Clinton A. Stuntebeck	636,176

Renewal of Advisory Agreement	636,076	8,200

The number of votes for the renewal of the Advisory Agreement represents a majority of the votes cast at the meeting.

Item 5. Other Information: On July 25, 2005 the Company declared a dividend of $.50 per share payable on August 26, 2005 to shareholders of record on August 12, 2005.

Item 6. Exhibits and Reports on Form 8-K:

 (a)  Certifications pursuant to 18 USC Section 1350-Sarbanes-Oxley Act of 2002. Filed herewith.
(b)	Reports on Form 8-K filed for the quarter ended June 30, 2005: None.

(12)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMG/COURTLAND PROPERTIES, INC.

Dated: August 10, 2005	/s/ Lawrence Rothstein
President, Treasurer and Secretary
Principal Financial Officer

Dated: August 10, 2005	/s/Carlos Camarotti
Vice President- Finance and Controller
Principal Accounting Officer

(13)