Form 10QSB
period 2005-09-30
HMG COURTLAND PROPERTIES INC
filed 2005-11-14
CIK 311817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2005

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to______________________

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

1,073,035 Common shares were outstanding as of September 30, 2005.

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

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2005	2004
ASSETS	(UNAUDITED)
Investment properties, net of accumulated depreciation:
Commercial properties	$4,515,727	$4,721,261
Commercial properties- construction in progress	1,641,024	210,965
Hotel, club and spa facility	5,501,801	3,827,201
Hotel, club and spa facility-construction in progress	242,860	1,489,702
Marina properties	2,373,581	2,515,265
Land held for development	589,419	589,419
Total investment properties, net	14,864,412	13,353,813

Cash and cash equivalents	1,959,796	3,410,408
Investments in marketable securities	7,047,985	7,132,542
Other investments	5,721,875	5,190,543
Investment in affiliate	3,053,243	2,993,649
Loans, notes and other receivables	2,055,277	2,027,119
Notes and advances due from related parties	707,137	973,242
Deferred taxes	393,000	28,000
Goodwill	7,728,627	7,728,627
Other assets	604,884	536,706
TOTAL ASSETS	$44,136,236	$43,374,649

LIABILITIES
Mortgages and notes payable	$19,626,252	$18,483,069
Accounts payable and accrued expenses	793,412	885,132
Margin payable to broker	1,627,877	1,448,605
Income taxes payable	-	250,000
Interest rate swap contract payable	417,000	579,000
TOTAL LIABILITIES	22,464,541	21,645,806

Minority interests	2,809,878	2,837,944

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; 2,000,000 shares
authorized; none issued	-	-
Excess common stock, $1 par value; 500,000 shares authorized;
none issued	-	-
Common stock, $1 par value; 1,500,000 shares authorized;
1,317,535 & 1,315,635 shares issued and outstanding
as of September 30, 2005 & December 31, 2004, respectively	1,317,535	1,315,635
Additional paid-in capital	26,585,595	26,571,972
Undistributed gains from sales of properties, net of losses	41,498,752	41,735,070
Undistributed losses from operations	(48,452,851)	(48,524,414)
Accumulated other comprehensive loss	(208,500)	(289,500)
	20,740,531	20,808,763
Less: Treasury stock, at cost (244,500 & 226,500 shares as of
September 30, 2005 & December 31, 2004, respectively)	(1,878,714)	(1,659,114)
Notes receivable from exercise of stock options	-	(258,750)
TOTAL STOCKHOLDERS' EQUITY	18,861,817	18,890,899

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$44,136,236	$43,374,649

See notes to the condensed consolidated financial statements

(1)

HMG/COURTLAND PROPERTIES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
	Three months ended September 30,		Nine months ended September 30,
REVENUES	2005	2004	2005	2004
Real estate rentals and related revenue	$371,697	$393,477	$1,136,834	$1,188,993
Food & beverage sales	1,036,587	384,574	4,049,180	384,574
Marina revenues	353,913	189,820	1,133,535	422,674
Spa revenues	104,134	-	260,176	-
Net gain (loss) from investments in marketable securities	210,015	111,410	268,529	(23,818)
Net income from other investments	51,501	17,136	45,204	121,507
Interest, dividend and other income	132,033	135,223	410,444	320,574
Total revenues	2,259,880	1,231,640	7,303,902	2,414,504
EXPENSES
Operating expenses:
Rental and other properties	231,654	156,880	648,952	398,471
Food and beverage cost of sales	323,549	117,731	1,211,252	117,731
Food and beverage labor and related costs	281,841	83,809	898,870	83,809
Food and beverage other operating costs	418,456	227,028	1,383,521	227,028
Marina expenses	213,554	145,969	625,053	354,861
Spa expenses	196,099	-	332,675	-
Depreciation and amortization	196,922	145,411	693,223	412,201
Adviser's base fee	225,000	225,000	675,000	675,000
General and administrative	97,262	69,459	257,906	228,260
Professional fees and expenses	61,947	59,847	180,359	129,664
Directors' fees and expenses	19,803	18,614	55,522	48,825
Total operating expenses	2,266,087	1,249,748	6,962,333	2,675,850

Interest expense	363,052	185,707	1,027,291	414,547
Minority partners' interests in operating loss of
consolidated entities	(178,816)	(62,364)	(147,285)	(61,292)
Total expenses	2,450,323	1,373,091	7,842,339	3,029,105

Loss before sales of properties and income taxes	(190,443)	(141,451)	(538,437)	(614,601)
Gain on sales of properties, net	302,999	297,444	302,999	2,146,385
Income (loss) before income taxes	112,556	155,993	(235,438)	1,531,784
(Benefit from) provision for income taxes	(189,000)	247,000	(610,000)	443,000
Net income (loss)	$301,556	($91,007)	$374,562	$1,088,784

Other comprehensive income:
Unrealized gain on interest rate swap agreement	$209,500	-	$81,000	-
Total other comprehensive income	209,500		81,000

Comprehensive income (loss)	$511,056	($91,007)	$455,562	$1,088,784

Net Income (loss) Per Common Share:
Basic	$.28	($.08)	$.35	$1.00
Diluted	$.27	($.08)	$.34	$.98
Weighted average common shares outstanding	1,076,261	1,089,135	1,081,297	1,089,135
Weighted average common shares outstanding - Diluted	1,107,202	1,103,271	1,113,384	1,103,700

See notes to the condensed consolidated financial statements

(2)

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine months ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$374,562	$1,088,784
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization	693,223	412,201
Net income from other investments	(45,204)	(121,507)
Gain on sales of properties, net	(302,999)	(2,146,385)
Net (gain) loss from investments in marketable securities	(268,529)	23,818
Minority partners' interest in operating losses	(147,285)	(61,292)
Deferred income tax (benefit) expense	(365,000)	40,000
Changes in assets and liabilities:
Decrease (increase) in other assets and other receivables	103,722	(122,612)
Net proceeds from sales and redemptions of securities	1,557,538	2,738,344
Increased investments in marketable securities	(1,204,452)	(4,431,184)
(Decrease) increase in accounts payable and accrued expenses	(91,720)	764,004
Increase in margin payable to brokers and other liabilities	179,272	1,850,266
(Decrease) increase in income taxes payable	(250,000)	403,000
Total adjustments	(141,434)	(651,347)
Net cash provided by operating activities	233,128	437,437

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and improvements of properties	(2,266,148)	(14,510,474)
Net proceeds from disposals of properties	517,288	4,232,528
Decrease in notes and advances from related parties	266,105	24,552
Additions in mortgage loans and notes receivables	(250,000)	(1,100,000)
Collections of mortgage loans and notes receivables	100,000	54,776
Distributions from other investments	1,069,233	1,138,447
Contributions to other investments	(1,605,728)	(1,051,187)
Net cash used in investing activities	(2,169,250)	(11,211,358)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additional borrowings, mortgages and notes payables	1,247,305	10,050,000
Repayment of mortgages and notes payables	(104,122)	(753,089)
Dividends paid	(539,317)	-
Net (distributions to) contributions from minority partners	(118,356)	2,366,722
Net cash provided by financing activities	485,510	11,663,633

Net (decrease) increase in cash and cash equivalents	(1,450,612)	889,712

Cash and cash equivalents at beginning of the period	3,410,408	2,624,643

Cash and cash equivalents at end of the period	$1,959,796	$3,514,355

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,027,000	$415,000

See notes to the condensed consolidated financial statements

(3)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-QSB, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2004. The balance sheet as of December 31, 2004 was derived from audited financial statements as of that date. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements include the accounts of HMG/Courtland Properties, Inc. (the "Company") and entities in which the Company owns a majority voting interest or controlling financial interest. All material transactions and balances with consolidated and unconsolidated entities have been eliminated in consolidation or as required under the equity method.

2. RECENT ACCOUNTING PRONOUNCEMENT
In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement provides guidance on accounting for reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. This Statement also provides guidance on the correction of an error by restating previously issued financial statements.  This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect Financial Accounting Standards Board Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections to have a material effect on its financial statements.

3. GAIN ON SALES OF PROPERTIES
In August 2005, HMG Fieber Associates sold its property located in Kingston, New York, resulting in a net gain to the Company of approximately $303,000.

4. RESULTS OF OPERATIONS FOR MONTY’S RESTAURANT, MARINA AND OFFICE/RETAIL PROPERTY, COCONUT GROVE, FLORIDA
The Company, through two 50%-owned entities, Bayshore Landing, LLC (“Landing”) and Bayshore Rawbar, LLC (“Rawbar”), (collectively, “Bayshore”) owns a restaurant, office/retail and marina property located in Coconut Grove (Miami), Florida known as Monty’s (the “Monty’s Property”).

(4)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

Summarized combined statement of income for Landing and Rawbar for the three and nine months ended September 30, 2005 and for the period from the date of purchase of August 20, 2004 through December 31, 2004 is presented below (Note: the Company’s ownership percentage in these operations is 50%):

Combined Operations of Landing and Rawbar	Three months ended September 30, 2005	Nine months ended September 30, 2005	August 20, 2004 through December 31, 2004
Revenues:
Food and Beverage Sales	$1,037,000	$4,049,000	$1,733,000
Marina dockage, upland rents and other	275,000	896,000	400,000
Total Revenues	1,312,000	4,945,000	2,133,000

Expenses:
Cost of food and beverage sold	323,000	1,211,000	537,000
Labor and related costs	282,000	899,000	434,000
Other food and beverage related costs	109,000	280,000	117,000
Insurance	88,000	248,000	137,000
Management fees	95,000	288,000	138,000
Utilities	86,000	235,000	107,000
Ground rent	207,000	622,000	267,000
Interest	223,000	635,000	285,000
Depreciation	91,000	272,000	126,000
Other	84,000	398,000	214,000
Total Expenses	1,588,000	5,088,000	2,362,000

Net loss	($276,000)	($143,000)	($229,000)

(5)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)
Unaudited Pro-forma Results of Operations

The following are the Company’s results of operations for the three and nine months ended September 30, 2005 with comparative results of operations for the three and nine months ended September 30, 2004, as if the acquisition of the Monty’s (Landing and Rawbar) property had taken place at the beginning of the years.

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Revenues	$2,260,000	$1,944,000	$7,304,000	$6,779,000
Net income (loss)	$302,000	($45,000)	$375,000	$1,621,000
Earnings (loss) per share	$.28	($04)	$.35	$1.49

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

Net gain (loss) from investments in marketable securities for the three and nine months ended September 30, 2005 and 2004 is summarized below:

	Three months ended September 30,		Nine months ended September 30,
Description	2005	2004	2005	2004
Net realized gain (loss) from sales of securities	$116,000	$5,000	$207,000	($7,000)
Unrealized net gain (loss) in trading securities	94,000	95,000	61,000	(27,000)
Net change in sales of securities pending delivery	-	11,000	-	10,000
Total net gain (loss) from investments in marketable securities	$210,000	$111,000	$268,000	($24,000)

For the three and nine months ended September 30, 2005 net realized gain from sales of marketable securities of approximately $116,000 and $207,000, respectively, consisted of approximately $131,000 of gross gains net of $15,000 of gross losses for the three month period and $241,000 of gross gains and $34,000 of gross losses for the nine month period. For the three and nine months ended September 30, 2004 net realized gain (loss) from sales of marketable securities was approximately $5,000 and ($7,000), respectively. These amounts consisted of approximately $131,000 of gross losses net of $124,000 of gross gains for the nine month period ended September 30, 2004. Gross gains and losses were not significant for the three month period ended September 30, 2004.

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

6. OTHER INVESTMENTS
As of September 30, 2005, the Company has committed to invest approximately $12.1 million in other investments primarily in private capital funds and other partnerships, of which approximately $10.8 million has been funded. The carrying value of other investments (which reflects distributions and valuation adjustments) is approximately $5.7 million. During the nine months ended September 30, 2005 the Company made contributions to eleven existing investments and five new investments totaling $1,606,000 and received cash distributions from existing investments of $1,052,000.

Included in new investments is a $1,000,000 investment made in September 2005 representing a 2.375% equity interest in a limited liability company that was recently formed for the sole purpose of acquiring a thirteen-story building with 163,395 square feet located in Coconut Grove, Florida (commonly known as “Grand Bay Plaza”) and converting the existing rental office condominiums for sale to investors and end-users.

Net income from other investments for the three and nine months ended September 30, 2005 and 2004, is summarized below:

	Three months ended September 30,		Nine months ended September 30,
Description	2005	2004	2005	2004
Partnership owning diversified operating companies	$9,000	$61,000	$77,000	$201,000
Technology-related venture fund	--	(83,000)	43,000	(187,000)
Real estate development and operation	21,000	30,000	22,000	70,000
Income from investment in 49% owned affiliate (T.G.I.F. Texas, Inc.)	24,000	12,000	60,000	47,000
Others, net	(3,000)	(3,000)	(157,000)	(9,000)
Total net gain (loss) from other investments	$51,000	$17,000	$45,000	$122,000

In March 2005, the Company reduced the remaining carrying value (approximately $147,000) of one of its investments in a privately held company in the personal cosmetic industry. This investment experienced a decline in demand for its product which is believed to result in other-than-temporary decline in the value of the investment. This write down is included under the caption “Others, net” in the table above. There were no other write downs or significant gains during the three and nine months ended September 30, 2005.

During the nine months ended September 30, 2004, the Company received total distributions approximately of $611,000 from one investment in a partnership which recapitalized and or sold various operating companies. The excess of the distributions over the Company’s carrying value of the investment in this partnership has resulted in capital gains of $201,000.

(7)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

6. OTHER INVESTMENTS (continued)
In March and September 2004, the Company reduced the carrying value of one of its investments in a venture capital fund by $104,000 and $20,000, respectively. This fund experienced a decline in the market value of its holdings in publicly-traded companies having a concentration in technology and communications. Also in September 2004, the Company reduced by $83,000 the carrying value of one of its other investments in a private corporation which experienced an other than temporary decline in value as a result of lower than expected demand for its product.

7. DERIVATIVE FINANCIAL INSTRUMENTS
The Company is exposed to interest rate risk through its borrowing activities. In order to minimize the effect of changes in interest rates, the Company (through it’s 50% owned subsidiary Bayshore Landing, LLC) has entered an interest rate swap contract under which the Company agrees to pay an amount equal to a specified rate of 7.57% times a notional principal approximating the outstanding loan balance, and to receive in return an amount equal to the one month LIBOR rate plus 2.45% times the same notional amount. The Company designated this interest rate swap contract as a cash flow hedge. The fair value of the cash flow hedge, which at September 30, 2005 and December 31, 2004, is a loss of $208,500 and $289,500, respectively (net of 50% minority interest), is deferred to other comprehensive loss and reclassified to interest expense over the life of the swap contract.

8.  STOCK OPTIONS
On August 16, 2005, two officers of the Company exercised options to purchase a total of 400 shares which had been previously granted. The total exercise price of $3,026 and existing promissory notes due to the Company from these officers totaling $70,000 were satisfied by delivery to the Company a total of 6,000 shares of the Company’s stock at the then market value of $12.10 per share and $428, all in accordance with the Company’s 2000 Stock Option Plan (the “Plan”). Pursuant to the reload feature of the Plan these officers received options to purchase 6,000 shares at $12.10 per share.

On April 1, 2005 an officer of the Company exercised options to purchase 1,500 shares which had been previously granted. The exercise price of $12,495 and an existing promissory note due to the Company of $135,000 were satisfied by delivery by of 12,000 shares of the Company’s stock at the then market value of $12.25 per share and $495, all in accordance with the Company’s 2000 Stock Option Plan (the “Plan”). Pursuant to the reload feature of the Plan the officer received an option to purchase 12,000 shares at $12.25 per share.

On March 31, 2005 a director of the Company was granted options to purchase 5,000 shares of the Company’s stock at $12.25 per share (market value). The options are not restricted, fully vested and expire in March 2015.

(8)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

9.  BASIC AND DILUTED EARNINGS PER SHARE
Basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004 are computed as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic:
Net income (loss)	$301,556	($91,007)	$374,562	$1,088,784

Weighted average shares outstanding	1,076,261	1,089,135	1,081,297	1,089,135
Basic earnings (loss) per share	$.28	($.08)	$.35	$1.00

	2005	2004	2005	2004
Diluted:
Net income (loss)	$301,556	($91,007)	$374,562	$1,088,784

Weighted average shares outstanding	1,076,261	1,089,135	1,081,297	1,089,135

Plus incremental shares from assumed conversion: Stock options	30,941	14,136	32,088	14,565

Diluted weighted average common shares	1,107,202	1,103,271	1,113,384	1,103,700
Diluted earnings (loss) per share	$.27	($.08)	$.34	$.98

(9)

Item 2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations

RESULTS OF OPERATIONS
The Company reported net income of approximately $302,000 (or $.27 per diluted share) and $374,000 (or $.34 per diluted share) for the three and nine months ended September 30, 2005, respectively. This is as compared with a net loss of approximately $91,000 (or $.08 per basic and diluted share) for the three months ended September 30, 2004 and net income of $1.1 million (or $1.00 per basic share and $.99 per diluted share) for the nine months ended September 30, 2004, respectively.

As discussed further below, total revenues for the three and nine months ended September 30, 2005 as compared with the same periods in 2004, increased by approximately $1.0 million or 83% and $4.9 million or 203%, respectively. Total expenses for the three and nine months ended September 30, 2005, as compared with the same periods in 2004, increased by approximately $1.1 million or 78% and $4.8 million or 148%, respectively. Gain on sales of properties for the three and nine months ended September 30, 2005 was $303,000 as compared with gains of approximately $297,000 and $2.1 million for the three and nine months ended September 30, 2004, respectively.

REVENUES

Rentals and related revenues for the three and nine months ended September 30, 2005 as compared with the same comparable periods in 2004 decreased by $22,000 (5%) and $52,000 (4%), respectively. This decrease was primarily due to decreased rental revenue as a result of the sale in April 2004 of the Fashion Square shopping center located near Jacksonville, Florida.

Food and beverage sales increased by $652,000 (170%) and $3.7 million (953%) for the three and nine months ended September 30, 2005, respectively, as compared with the same periods in 2004. This is as a result of the acquisition of the Monty’s property in August 2004. For further details refer to Note 3 to Condensed Consolidated Financial Statements (unaudited).

Marina revenues for the three and nine months ended September 30, 2005 as compared with the same comparable periods in 2004 increased by $164,000 (86%) and $711,000 (168%), respectively. This increase was almost entirely from transient rental dockage fees from the marina at the Monty’s property acquired in August 2004. For further details refer to Note 3 to Condensed Consolidated Financial Statements (unaudited).

Spa revenues for the three and nine months ended September 30, 2005 of approximately $104,000 and $260,000 were from the newly constructed spa at the Grove Isle property which began operations in the first quarter 2005.

Net gain from investments in marketable securities for the three and nine months ended September 30, 2005 was approximately $210,000 and $268,000, respectively. This is as compared with a net gain of $111,000 for the three months ended September 30, 2004 and a net loss of $24,000 for the nine months ended September 30, 2004. For further details refer to Note 4 to Condensed Consolidated Financial Statements (unaudited).

(10)

Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Net income from other investments increased by $34,000 (201%) for the three months ended September 30, 2005 as compared to the same period in 2004 primarily due to fewer write downs of investments in 2005 versus 2004. For the nine month period ended September 30, 2005 as compared to the same period in 2004 net income from other investments decreased by $76,000 (63%) primarily due to fewer distributions from investments in 2005. For further details refer to Note 5 to Condensed Consolidated Financial Statements (unaudited).

Interest and dividend income for the nine months ended September 30, 2005 increased by approximately $90,000 as compared with the same comparable period in 2004 primarily as a result of interest income from notes receivable (Key West restaurant operator) and increased interest and dividends from investments in bonds, other fixed income securities and equity securities which pay dividends. The change in interest and dividend income for the three month period ended September 30, 2005 versus 2004 was not significant.

EXPENSES

Expenses for rental and other properties for the three and nine months ended September 30, 2005 increased by approximately $75,000 (or 48%) and $250,000 (63%), as compared to that for the same comparable periods in 2004, respectively. This increase was primarily due to operating expenses relating to the rental operations of the Monty’s property acquired in August 2004. For further details refer to Note 3 to Condensed Consolidated Financial Statements (unaudited).

Food and beverage cost of sales, labor and related costs and other operating costs are all related to the Monty’s property acquired in August 2004. For further details refer to Note 3 to Condensed Consolidated Financial Statements (unaudited). Further comparison of food and beverage related expenses for the reporting periods ended September 30, 2005 versus the same periods in 2004 is not relevant at this time.

Marina expenses for the three and nine months ended September 30, 2005 increased by approximately $68,000 (46%) and $270,000 (76%), as compared with the same comparable periods in 2004, respectively. This was primarily due to increased operating expenses of the marina portion of Monty’s property acquired in August 2004. For further details refer to Note 3 to Condensed Consolidated Financial Statements (unaudited). Further comparison of marina related expenses for the reporting periods ended September 30, 2005 versus the same periods in 2004 is not relevant at this time.

Spa expenses for the three and nine months ended September 30, 2005 were approximately $196,000 and $333,000, respectively, and all related to the opening of the spa at Grove Isle in the first quarter of 2005.

Depreciation and amortization expense for the three and nine months ended September 30, 2005 increased by approximately $52,000 (35%) and $281,000 (or 68%), as compared with the same comparable periods in 2004, respectively. This was primarily the result of the acquisition of the Monty’s property in August 2004 and the completion of construction of the spa property in the first quarter of 2005.

General and administrative expense for the three and nine months ended September 30, 2005 increased by approximately $28,000 (40%) and $30,000 (13%) as compared with the same comparable periods in 2004, respectively. The increases were primarily the result of increased federal excise tax paid during the quarter ended September 30, 2005.

(11)

Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Professional fees expense for the nine months ended September 30, 2005 increased by approximately $51,000 (39%) as compared with the same comparable period in 2004, respectively. This increase was primarily the result of an increase in professional services (accounting and legal) relating to the aforementioned acquisitions and improvements of properties. The change in professional fees expense for the three month periods ended September 30, 2005 versus 2004 was not significant.

Interest expense for the three and nine months ended September 30, 2005 increased by approximately $177,000 (95%) and $613,000 (148%), as compared with the same comparable periods in 2004. This increase was primarily from new debt related to the acquisition of the Monty’s property in August 2004.

EFFECT OF INFLATION:
Inflation affects the costs of operating and maintaining the Company's investments. In addition, rentals under certain leases are based in part on the lessee's sales and tend to increase with inflation, and certain leases provide for periodic adjustments according to changes in predetermined price indices.

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES
The Company's material commitments in 2005 primarily consist of maturities of debt obligations of approximately $3.7 million and commitments to fund private capital investments of approximately $1.4 million due upon demand. The funds necessary to meet these obligations are expected to be available from the proceeds of sales of properties or investments, refinancing, distributions from investments and available cash. The majority of maturing debt obligations for 2005 is a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of approximately $3.7 million. This amount is due on demand. It is expected that this obligation when due to TGIF would be paid with funds available from distributions from its investment in TGIF and from available cash.

MATERIAL COMPONENTS OF CASH FLOWS
For the nine months ended September 30, 2005, net cash provided by operating activities was approximately $233,000. Included in this amount are proceeds and redemptions of marketable securities of $1.5 million which are substantially offset by increased investments in marketable securities of approximately $1.2 million.

For the nine months ended September 30, 2005, net cash used in investing activities was approximately $2.2 million. This was comprised primarily of improvements of properties of $2.3 million and contributions to other investments of $1.6 million. These uses were partially offset by distributions from other investments of $1.1 million and net proceeds from sales of properties of $517,000.

For the nine months ended September 30, 2005, net cash provided by financing activities was approximately $485,000 primarily consisting of $1.2 million in additional borrowings under the Monty’s property construction loan agreement partially offset by dividends paid of $539,000, repayment of mortgages and notes payable of $104,000 and distributions to minority partners of $118,000.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings: None.

Item 2. Changes in Securities and Small Business Issuers Purchase of Equity Securities: None.

Item 3. Defaults Upon Senior Securities: None.

Item 4. Submission of Matters to a Vote of Security Holders: None

Item 5. Other Information: On July 25, 2005 the Company declared a dividend of $.50 per share payable on August 26, 2005 to shareholders of record on August 12, 2005. The dividend was paid on August 26, 2005 totaling $539,000 and qualifies as a dividends paid deduction to offset taxable income for the year ended December 31, 2004.

Item 6. Exhibits and Reports on Form 8-K:

(a) Certifications pursuant to 18 USC Section 1350-Sarbanes-Oxley Act of 2002. Filed herewith.
(b) Reports on Form 8-K filed for the quarter ended September 30, 2005: None.

(13)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMG/COURTLAND PROPERTIES, INC.

Dated: November 11, 2005	/s/ Lawrence Rothstein
President, Treasurer and Secretary
Principal Financial Officer

Dated: November 11, 2005	/s/ Carlos Camarotti
Vice President- Finance and Controller
Principal Accounting Officer