Form 10KSB
period 2005-12-31
HMG COURTLAND PROPERTIES INC
filed 2006-03-31
CIK 311817

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

[X] Annual Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2005

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
Yes [X] No [ ]
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act).   Yes / /     No / X/

DOCUMENTS INCORPORATED BY REFERENCE: See Item 13, for items incorporated by reference into this Annual Report on Form 10KSB. Exhibit Index: None

The issuer’s revenues for its most recent fiscal year were $9,580,743

The aggregate market value of the voting stock held by non-affiliates of the Registrant (excludes shares of voting stock held by directors, executive officers and beneficial owners of more than 10% of the Registrant’s voting stock; however, this does not constitute an admission that any such holder is an "affiliate" for any purpose) based on the closing price of the stock as traded on the American Stock Exchange on March 20, 2006 was $3,440,156. The number of shares outstanding of the issuer’s common stock, $1 par value as of the latest practicable date: 1,023,955 shares of common stock, $1 par value, as of March 20, 2006.

TABLE OF CONTENTS

PART I		PAGE
Item 1.	Description of Business	3
Item 2.	Description of Property	6
Item 3.	Legal Proceedings	9
Item 4.	Submission of Matters to a Vote of	10
	Security Holders

PART II
Item 5.	Market Price for Common Equity	11
	and Related Stockholder Matters and Small Business
	Issuers Purchases of Equity Securities
Item 6.	Management’s Discussion and	12
	Analysis or Plan of Operation
Item 7.	Financial Statements	22
Item 8.	Changes in and Disagreements with	59
	Accountants On Accounting and
	Financial Disclosure
Item 8A.	Controls and Procedures	59
Item 8B.	Other Information	59

PART III
Item 9.	Directors, Executive Officers,	60
	Promoters and Control Persons;
	Compliance with Section 16(a) of the
	Exchange Act
Item 10.	Executive Compensation	61
Item 11.	Security Ownership of Certain	63
	Beneficial Owners and Management
Item 12.	Certain Relationships and Related	64
	Transactions
Item 13.	Exhibits and Reports on Form 8-K	67
Item 14.	Principal Accountants Fees and	67
	Services
SIGNATURES		68

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

Item 1. Description of Business.
HMG/Courtland Properties, Inc. and subsidiaries (“HMG”, or the “Company”), was organized in 1972 as a Delaware corporation. HMG (excluding its 95% owned subsidiary Courtland Investments, Inc. (‘CII”), which files a separate tax return) qualifies for taxation as a real estate investment trust ("REIT") under the U.S. Internal Revenue Code.

The Company’s business is the ownership and management of income-producing commercial properties and its management considers other investments if such investments offer growth or profit potential.

The Company’s principal commercial properties consist of (1) a luxury resort with a 50-room hotel, restaurant/banquet facilities, spa, marina and tennis courts (“Grove Isle”), (2) a 50% interest in a restaurant, marina and office/retail mall facility (“Monty’s”) and (3) its 5,000 square foot corporate office building. All of these properties are located in the Coconut Grove section of Miami, Florida. The Monty’s facility is subject to a ground lease, as amended, with the City of Miami, Florida which expires in 2035.

Over 80% of total rental and related revenue for each of the years ended December 31, 2005 and 2004 was from the Company’s tenant at Grove Isle which operates substantially all aspects of that facility. All of the Company’s food and beverage revenue for the years ended December 31, 2005 and 2004 was from the raw bar restaurant at Monty’s. Approximately 71% marina and related revenues were generated from the Monty’s facility, with the other 29% coming from the Grove Isle facility.

The Company also owns three properties held for development: (1) a 70% interest in a 13,000 square foot commercial building in Montpelier, Vermont, (2) approximately 3 acres of land held for development in Houston, Texas and (3) approximately 50 acres of vacant land held for development in Hopkinton, Rhode Island.

The Company’s other investments consist of equity interests in various privately held entities, primarily limited partnerships, whose purpose is to invest venture capital funds in growth-oriented enterprises which may include investments in commercial real estate. Of the total amount committed in these other investments, approximately 29% (based on carrying values) is in real estate related investments and the remaining investments are in varied private entities which invest in diversified growth-oriented enterprises. Some of these investments give rise to exposure resulting from the volatility in capital markets. The Company mitigates its risks by diversifying its investment portfolio. Information with respect to the amounts and types of other investments including the nature of the declines in value is set forth in Note 5 of the Notes to Consolidated Financial Statements.

The Company invests idle cash in income producing instruments, including equity and debt securities issued primarily by large capital companies or government agencies with readily determinable fair values in varying industries, including real estate investment trusts and mutual funds focusing in commercial real estate activities. Substantially all of the Company’s marketable securities investments are in companies listed on major national stock markets, however the overall investment portfolio and some of the Company’s investment strategies could be viewed as risky and the market values of the portfolio may be subject to fluctuations. Consistent with the Company's overall investment objectives and activities, management classifies all marketable securities as being held in a trading portfolio. Accordingly, all unrealized gains and losses on the Company's investments in marketable securities are recorded in the statement of income. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

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

Reference is made to Item 12. Certain Relationships and Related Transactions for discussion of the Company’s organizational structure and related party transactions.

Information with respect to the amounts and types of investments in marketable securities is set forth in Note 4 of the Notes to Consolidated Financial Statements.

Investment in affiliate.
The Company’s investment in affiliate consists of a 49% equity interest in T.G. I.F. Texas, Inc. (TGIF). T.G.I.F. is a Texas Corporation, which owns one net leased property in Louisiana and holds promissory notes receivable from its shareholders, CII and Maurice Wiener, the Chairman of the Company. This investment’s carrying value is approximately $3.1 million and the Company has as note payable to TGIF of approximately $3.7 million which is due on demand.

Insurance, Environmental Matters and Other.
In the opinion of management, all significant assets of the Company are adequately covered by insurance and the cost and effects of complying with environmental laws do not have a material impact on the Company's operations.

The Company’s subsidiary which operates a restaurant is subject to various federal, state and local laws affecting its business. In particular, this restaurant is subject to licensing and regulation by the alcoholic beverage control, health, sanitation, safety and fire department agencies of Miami-Dade County, Florida. To the extent that the Company’s restaurant sells alcoholic beverages it is subject to the State of Florida’s liquor liability statutes or “dram shop laws” which allow a person injured by an “obviously intoxicated person” to bring a civil suit against the business (or social host) who had served intoxicating liquors to an already “obviously intoxicated person”. Dram shop claims normally involve traffic accidents and the Company would generally not learn of such claims until such claims are filed. At the present time, there are no dram shop cases pending against the Company. The Company has in place insurance coverage to protect it from losses, if any. The deductible amount on the restaurant’s general liability policy is $5,000 per claim.

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

The food and beverage industry is highly competitive and are often affected by changes in taste and entertainment trends among the public, by local, national and economic conditions affecting spending habits, and by population and traffic patterns. The Company’s Monty’s restaurant is primarily outdoors and subject to climate and seasonal conditions.

In conjunction with the purchase of Monty’s in August 2004 the Company obtained the right to certain trademarks and service marks commonly known as “Monty Trainer’s”, “Monty’s Stone Crab”, “Monty’s Conch”, “Monty’s” and “Monty’s Marina, together with certain other trademarks, trade secrets, unique features, concepts, designs operating procedures, recipes and materials used in connection with the operation of the restaurant. The Company regards its trademarks and other proprietary rights as valuable assets which are essential to the related operations. The Company will vigorously monitor and protect its trademarks against infringement and dilution where legally feasible and appropriate.

Employees.
The Company has no employees other than officers who are not compensated for their services as such in accordance with its Advisory Agreement (the “Agreement”) with the Adviser. Reference is made to Item 12. Certain Relationships and Related Transactions. CII has one employee who is an officer of CII and assumed the responsibilities of the prior project manager of one of the Company’s properties.

The labor costs relating to the food and beverage operations represent the Company’s reimbursement to the manager of the Monty’s restaurant for its employees and are not employees of the Company. Reference is made to discussion of restaurant, marina and mall in Item 2. Description of Property.

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

On July 22, 2005, the shareholders approved the renewal of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2006, and expiring December 31, 2006.

The Adviser is majority owned by Mr. Wiener with the remaining shares owned by certain officers, including Mr. Rothstein. The officers and directors of the Adviser are as follows: Maurice Wiener, Chairman of the Board and Chief Executive officer; Lawrence I. Rothstein, President, Treasurer, Secretary and Director; and Carlos Camarotti, Vice President - Finance and Assistant Secretary.

Advisory Fees. For the years ended December 31, 2005 and 2004, the Company and its subsidiaries paid the Adviser fees of approximately $937,000 and $1,215,000, respectively, of which $900,000 represented regular compensation and approximately $37,000 and $315,000 represented incentive compensation for 2005 and 2004, respectively. The Adviser is also the manager for certain of the Company's affiliates and received management fees of approximately $33,000 and $38,000 in 2005 and 2004, respectively, for such services. Included in fees for 2005 and 2004 was approximately $25,000 and $8,000, respectively, of management fees earned relating to management of the Monty’s restaurant operations.

Item 2. Description of Property.

Grove Isle Hotel, Club and Marina (“Grove Isle”) (Coconut Grove, Florida). The Company has owned Grove Isle since 1993 and has leased the property to a national operator of resorts since 1996. The Grove Isle resort includes a 50 room hotel, restaurant and banquet facilities, a first class spa, tennis courts and an 85-boat slip marina. It is located on 7 acres of a private island in Coconut Grove, Florida, known as "Grove Isle".

In November 1996 Grove Isle was leased to Westgroup Grove Isle Associates, Ltd., or “Westgroup”, an affiliate of Noble House Resorts, Inc. (“NHR”) which is a national operator of hotels and resorts. Westgroup operates all aspects of the facility, except for the marina which is operated by the Company. The original terms of the lease called for base rent of $918,400 plus participation rent consisting of a portion of Westgroup’s operating surplus. Participation rent when and if due is payable at end of each lease year. There has been no participation rent since the inception of the lease. A 1999 lease amendment increased base rent commencing January 1, 2002 in accordance with changes in the Consumer Price Index (“CPI”). Base rent for 2005 was approximately $1,037,000, increasing to $1,071,000 in 2006. Participation rent when and if earned will be reduced by the amount by which base rent increases solely as a result of CPI increases for the lease year.

In September 2004 the Company entered into an agreement with Noble House Associates, LLC (“NHA”), an affiliate of the Westgroup, for the purpose of developing and operating on the Grove Isle property, a commercial project consisting of a first class spa, together with related improvements and amenities (the “Grove Isle Spa”). A subsidiary of the Company, CII Spa, LLC (“CIISPA”) and NHA formed a Delaware limited liability company, Grove Spa, LLC (“GS”) which is owned 50% by CIISPA and 50% by NHA. Grove Isle Spa was developed by GS at a cost of approximately $2.7 million and commenced operations in March 2005.

In conjunction with the Grove Isle Spa development, the Company amended and restated its lease with Westgroup to extend the term of the lease from December 31, 2006 to December 31, 2016, and includes two options to extend the lease term each for an additional 20 years. Furthermore, the lease’s termination payment, as defined, was amended and restated to mean 50% of the amount by which the value of the leased property on the date of termination, as amended, exceeds $11,480,000, plus the value of NHA’s percentage ownership interest in GS.

Grove Isle is encumbered by a mortgage note payable with an outstanding balance of approximately $4.2 million and $4.3 million as of December 31, 2005 and 2004, respectively. This loan calls for monthly principal payments of $10,000 with all outstanding principal and interest due at maturity on September 29, 2010. Interest on outstanding principal is due monthly at an annual rate of 2.5% plus the one-month LIBOR Rate. In December 2004, this loan was modified to include an increase in the loan balance outstanding of $1 million. This additional borrowed amount (less loan costs) was loaned to GS to partially fund the construction of the Spa Property.

As of December 31, 2005, 6 of the 85 yacht slips at the facility are owned by the Company and the other 79 are owned by unrelated individuals or their entities. There were no sales of company-owned slips during 2005. During 2004, the Company sold two yacht slips for a total sales price of approximately $240,000 and recognized a net gain to the Company of approximately $166,000. The Company operates and maintains all aspects of the Grove Isle marina in exchange for an annual maintenance fee from the slip owners to cover operational expenses. In addition the Company rents the unsold slips to boat owners on a short term basis.

In 1997 and in conjunction with the original lease, the Company advanced $500,000 to the principal owner of Noble House Resorts, Inc. and received an unsecured promissory note bearing interest at 8% per annum with interest payments due quarterly beginning on July 1, 1997 with all principal due at maturity on December 31, 2006. All interest payments due have been received.

Restaurant, marina and mall (“Monty’s”) (Coconut Grove, Florida).
In August 2004, the Company, through two 50%-owned entities, Bayshore Landing, LLC (“Landing”) and Bayshore Rawbar, LLC (“Rawbar”), (collectively, “Bayshore”) purchased a restaurant, office/retail and marina property located in Coconut Grove (Miami), Florida known as Monty’s. The other 50% owner of Bayshore is The Christoph Family Trust (the “Trust” or “CFT”). Members of the Trust are experienced real estate and marina operators.

The Monty’s property consists of a two story building with approximately 40,000 rentable square feet and approximately 3.7 acres of submerged land with a 132-boat slip marina. It includes a 15,000 square foot outdoor raw bar restaurant which was expanded in 2005 by 1,200 square feet of new indoor space. Also in 2005, improvements were made to the retail space to accommodate three tenants occupying over 10,000 square feet of the building. Each tenant operates a marina-related store. Total cost of improvements to the Monty’s property since acquisition is approximately $2.9 million. There remains approximately 10,000 square feet of the building yet to be leased.

The Monty’s property is subject to a ground lease with the City of Miami, Florida expiring in 2035. Under the lease, Landing pays percentage rent ranging from 5% to 15% of gross revenues from various components of the property

The Monty’s property is encumbered by a loan mortgage payable to a bank with an outstanding principal balance of $12.7 million as of December 31, 2005. This loan is part of a $13.275 million acquisition and construction loan obtained in 2004 as part of the acquisition of the property. In 2005, the terms of the loan were modified to extend the period of interest only payments through April 2006. This extension was granted to allow for the completion of all on-going construction at the property. Beginning in May 2006 and upon conversion to permanent terms, the loan will be repayable in equal monthly principal payments necessary to fully amortize the principal amount over the remaining twenty years of the loan, plus accrued interest. In conjunction with this loan Bayshore entered into an interest rate swap agreement to manage their exposure to interest rate fluctuation through the entire term of the mortgage. The effect of the swap agreement is to provide a fixed interest rate of 7.57%.

The operations of Monty’s restaurant are managed by RMI, Inc. (the “Manager”) whose principal and related entities have managed the restaurant for the last 15 years. The Manager also operates two other Monty’s restaurants, one in Miami Beach and the other in Key West, Florida. Under the management agreement the Company will pay the Manager a management fee equal to the greater of $300,000 per year or 4% of gross sales, as defined. In addition, the Manager is entitled to an incentive fee equal to 33% of all operating profits (as defined) greater than $1,200,000 per year. The operations of the Monty’s restaurant are performed by employees of the Manager and the Company reimburses the Manager for such employees’ payroll and related costs. The management agreement expires in August, 2009. For the years ended December 31, 2005 and 2004, the Manager received $300,000 and $110,000 of management fees, respectively.

In July 2004 the Company loaned $1 million to Monty’s Key West, LLC which operates a Monty’s restaurant in Key West and is principally owned by an affiliate of the Manager. The Company has had a 10% equity interest in this restaurant since its inception in 2000. The proceeds of the loan were used for leasehold improvements consisting of a 20,000 square foot restaurant with 150 linear feet of seawall frontage. The promissory note is secured by a 65-year (with extensions) leasehold interest in this restaurant property and calls for quarterly payments of interest of 8% per annum beginning on July 31, 2004. All interest due to date has been received. All principal and accrued and unpaid interest is due at maturity on June 30, 2009. The Company also has a ten year option to acquire an additional 20% equity interest in this restaurant. The restaurant opened in October 2003 and for the three months ended December 31, 2003 reported net income from operations of $94,000 and for the years ended December 31, 2005 and 2004 reported net losses of $666,000 and $564,000, respectively.

Land held for development (Texas and Rhode Island).
As of December 31, 2005, the Company owns approximately 3 acres of vacant land held for development located in Houston, Texas. In September 2004 the Company sold 3.4 acres of undeveloped land for approximately $885,000 and recognized a net gain on the sale of $297,000.

Additionally the Company owns approximately 50 acres of vacant land held for development located in Hopkinton, Rhode Island.

Retail stores (Vermont).
The Company owns a 70% interest in a vacant building located Montpelier, Vermont which is being held for development.

In August 2005, the Company sold its property in Kingston, New York, resulting in a net gain to the Company of approximately $303,000

In April 2004 the Company sold the Fashion Square shopping center located near Jacksonville, Florida for approximately $3.9 million and recognized a net gain on the sale of $1.8 million.

Executive offices (Coconut Grove, Florida). The principal executive offices of the Company and the Adviser are located at 1870 South Bayshore Drive, Coconut Grove, Florida, 33133, in premises owned by the Company and leased to the Adviser pursuant to a lease agreement dated December 1, 1999 (as renewed in 2004). The lease provides for base rent of $48,000 per year payable in equal monthly installments during the five year term of the lease. The Adviser, as tenant, pays utilities, maintenance and security expenses relating to the leased premises. This property is encumbered by a mortgage loan due to a bank of approximately $324,000. This loan bears interest at a fixed rate of 5.5% through maturity and calls for monthly principal and interest payments with all principal due at maturity in August 2007.

The Company regularly evaluates potential real estate acquisitions for future investment or development and would utilize funds currently available or from other resources to implement its strategy.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders.
At the Company’s annual meeting, held on July 22, 2005, the shareholders approved the renewal of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2006 and expiring December 31, 2006 (Reference is made to Item 1. Business), and reelected the Company's Board of Directors by the following votes:

	Number of votes
	For	Against/Withheld
Directors:
Walter G. Arader	636,176
Harvey Comita	636,176
Lawrence Rothstein	636,176
Maurice Wiener	636,176
Clinton A. Stuntebeck	636,176

Renewal of Advisory Agreement	636,076	8,200

The number of votes for the renewal of the Advisory Agreement represents a majority of the votes cast at the meeting.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

Part II.

Item 5. Market Price for Common Equity and Related Stockholder Matters and Purchases of Equity Securities.

The high and low per share sales prices of the Company's stock on the American Stock Exchange (ticker symbol: HMG) for each quarter during the past two years were as follows:

	High	Low
March 31, 2005	$11.50	$9.52
June 30, 2005	$12.69	$11.09
September 30, 2005	$11.76	$10.27
December 31, 2005	$13.44	$10.80

March 31, 2004	$8.80	$9.90
June 30, 2004	$9.70	$9.50
September 30, 2004	$12.93	$9.50
December 31, 2004	$14.90	$11.39

On July 25, 2005 the Company declared a dividend of $.50 per share which was paid on August 26, 2005 to shareholders of record as of August 12, 2005. The Company's policy has been to pay dividends as are necessary for it to qualify for taxation as a REIT under the Internal Revenue Code.

As of March 15, 2006, there were 252 holders of record of the Company's common stock.

The following table illustrates securities authorized for issuance under the Company’s equity compensation plan:
	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by shareholders	107,100	$8.77	11,000
Equity compensation plan not approved by shareholders	--	--	--
Total	107,100	$8.77	11,000

Item 6. Management's Discussion and Analysis or Plan of Operation.

Critical Accounting Policies and Estimates.
Securities and Exchange Commission Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies and methods used in the preparation of the financial statements. Note 1 of the consolidated financial statements, included elsewhere on this annual report of Form 10-KSB, includes a summary of the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. The Company believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the Company’s financial statements:

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

Other Investments. The Company’s other investments consist primarily of nominal equity interests in various privately-held entities, including limited partnerships whose purpose is to invest venture capital funds in growth-oriented enterprises. The Company does not have significant influence over any investee and no single investment exceeds 5% of the Company’s total assets. None of these investments meet the criteria of accounting under the equity method and are carried at cost; less distributions and other than temporary unrealized losses. These investments do not have available quoted market prices, so we must rely on valuations and related reports and information provided to us by those entities. These valuations are by their nature subject to estimates which could change significantly from period to period. The Company regularly reviews the underlying assets in its other investment portfolio for events, including but not limited to bankruptcies, closures and declines in estimated fair value, that may indicate the investment has suffered an other-than-temporary decline in value. When a decline is deemed other-than-temporary, we permanently reduce the cost basis component of the investments. As such, any recoveries in the value of the investments will not be recognized until the investments are sold.

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

Results of Operations:
For the year ended December 31, 2005, the Company reported a net loss of approximately $403,000 (or $.37 per share) compared with net income of approximately $1.5 million (or $1.39 per diluted share) for the year ended December 31, 2004.

Revenues:
Total revenues for the year ended December 31, 2005 as compared with that of 2004 increased by approximately $4.1 million (or 75%). This increase was primarily due to 12 months of revenues from the Monty’s operations acquired in August 2004 and from the Grove Isle spa operations which began in the first quarter of 2005. The operations of the Monty’s restaurant, the Grove Isle spa and marina operations are discussed below.

Real estate and related revenue:
Real estate rentals and related revenue decreased by approximately $43,000 (or 3%) for the year ended December 31, 2005 as compared with 2004. This decrease was the result of decreased rental income of $108,000 due to the sale of the Jacksonville, FL shopping center in April 2004. This decrease was partially offset by an increase in rental and related revenues from the Monty’s retail space of $66,000 and from increased base rent from the Grove Isle property of $30,000 primarily due to an inflationary adjustment to base rent in 2005.

Monty’s restaurant operations:

The Monty’s restaurant has operated in the same location since 1967 and is an established culinary landmark in South Florida.

Monty’s included an outdoor casual restaurant and bar known as Monty’s Raw Bar located next to the picturesque Monty’s marina.

Summarized statement of income of the Monty’s restaurant operations for the year ended December 31, 2005 and for the period from the date of purchase (August 20, 2004) through December 31, 2004 is presented below (Note: the Company’s ownership percentage in these operations is 50%):

Summarized statement of income of Monty’s restaurant	Year ended December 31, 2005	Percentage of sales	August 20, 2004 through December 31, 2004	Percentage of sales
Revenues:
Food and Beverage Sales	$5,259,000	100%	$1,733,000	100%
Expenses:
Cost of food and beverage sold	1,613,000	30.6%	537,000	31.0%
Labor, entertainment and related costs	1,182,000	22.5%	434,000	25.0%
Other food and beverage related costs	202,000	3.8%	117,000	6.7%
Insurance	200,000	3.8%	81,000	4.7%
Management fees	325,000	6.2%	118,000	6.8%
Utilities	190,000	3.6%	74,000	4.3%
Rent (as allocated)	541,000	10.3%	193,000	11.1%
Other	416,000	7.9%	132,000	7.6%
Total Expenses	4,669,000	88.8%	1,686,000	97.3%

Income before loss on disposal of assets, depreciation and minority interest	$590,000	11.2%	$47,000	2.7%

The Monty’s restaurant is subject to seasonal fluctuations in sales. January through May sales typically account for over 50% of annual sales. In comparing sales for the two periods presented above and taking into consideration the seasonality of the restaurant operations sales appear consistent with the prior period. Furthermore, expenses (in relation to sales) were consistent with the prior period.

During 2005 Bayshore decided that a restaurant was not the best use of the second floor space, and consequently certain kitchen equipment and dining room fixtures included in the original purchase of Monty’s were disposed of at auction in 2005 resulting in a loss of $367,000 (before 50% minority interest).

During 2005, the Monty’s restaurant was expanded to include a new indoor portion consisting of approximately 6,000 square feet. The new indoor space was opened in mid December 2005.

Grove Isle and Monty’s marina operations:
The Grove Isle marina operates for the benefit of the slip owners and maintains all aspects of the marina in exchange for an annual maintenance fee from the slip owners to cover operational expenses. As of December 31, 2005 and 2004, 79 of the 85 slips were owned by unrelated individuals or entities, the remaining 6 slips are owned by the Company. The Company rents the unsold slips to boat owners on a short term basis.

Marina revenues increased by approximately $720,000 (or 90%) for the year ended December 31, 2005 as compared with 2004. This increase was primarily the result of owning the Monty’s marina (acquired in August 2004) for a full year in 2005. Revenue from the Monty’s marina for the year ended December 31, 2005 was $1.1 million as compared to $337,000 in 2004. Revenues from the Grove Isle marina decreased by $21,000 (or 92%) for the year ended December 31, 2005 as compared with 2004. During 2004, the Company sold two Grove Isle yacht slips for a total sales price of approximately $240,000. The net gain to the Company was approximately $166,000 (not included in the income statement below).

The Monty’s marina consists of 132 boat slips of which approximately 30 slips are leased on a long term basis (more than one year) to tenants of the upland property, and the other are available for rent to the public.

Summarized and combined statements of income from marina operations:
(The Company owns 50% of the Monty’s marina and 95% of the Grove Isle marina)
	Grove Isle Marina	Monty’s Marina	Combined marina operations	Combined marina operations
Summarized statement of income of marina operations	Year ended December 31, 2005	Year ended December 31, 2005	Year ended December 31, 2005	August 20, 2004 through December 31, 2004
Revenues:
Dockage fees and related income	$84,000	$1,079,000	$1,163,000	$447,000
Grove Isle marina slip owners dues	354,000	-	354,000	350,000
Total marina revenues	438,000	1,079,000	1,517,000	797,000
Expenses:
Labor and related costs	209,000	-	209,000	229,000
Insurance	73,000	111,000	184,000	109,000
Management fees	21,000	33,000	54,000	20,000
Utilities	22,000	91,000	113,000	40,000
Bay bottom lease	35,000	176,000	211,000	55,000
Repairs and maintenance	34,000	64,000	98,000	42,000
Other	21,000	74,000	95,000	42,000
Total Expenses	415,000	549,000	964,000	537,000

Income before gain on sale of yacht slips, interest, depreciation and minority interest	$23,000	530,000	$553,000	$253,000

Grove Isle spa operations:
The Grove Isle spa began operations in the first quarter of 2005. The spa, which operates under the name “Spa Terre at the Grove”, offers a variety of body treatments, salon services, facial care and massage therapies.

Below is a summarized income statement for these operations for the year ended December 31, 2005. The Company owns 50% of the Grove Isle Spa with the other 50% owned by an affiliate of the Noble House Resorts, the tenant operator of the Grove Isle Resort.

Grove Isle Spa Summarized statement of income	For the year ended December 31, 2005
Revenues:
Services provided	$308,000
Membership and other	45,000
Total spa revenues	353,000
Expenses:
Cost of sales (commissions and other)	104,000
Salaries, wages and related	98,000
Other operating costs	112,000
Management and administrative fees	23,000
Pre-opening and start up costs	114,000
Other	34,000
Total Expenses	485,000

Loss before interest, depreciation, minority interest and income taxes	($132,000)

Net gain from investments in marketable securities:
Net gain from investments in marketable securities, including marketable securities distributed by partnerships in which the Company owns minority positions, for the years ended December 31, 2005 and 2004, is as follows:

Description	2005	2004
Net realized gain from sales of securities	$209,000	$188,000
Unrealized net (loss) gain in marketable securities	(104,000)	233,000
Total net gain from investments in marketable securities	$105,000	$421,000

Net realized gain from sales of marketable securities consisted of approximately $288,000 of gains net of $79,000 of losses for the year ended December 31, 2005. The comparable amounts in fiscal year 2004 were gains of approximately $326,000 net of $139,000 of losses. Approximately $108,000 and $195,000 of gains in fiscal years 2005 and 2004, respectively, were recognized from the sale of stock distributions from the Company’s investments in privately held partnerships included in other investments.

Consistent with the Company’s overall current investment objectives and activities, the entire marketable securities portfolio is classified as trading (versus available for sale, as defined by generally accepted accounting principles). Unrealized gains or losses from marketable securities are recorded as revenues in the statement of income.

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

Net gain from other investments is summarized below:
	2005	2004
Venture capital funds - technology & communications (a)	$70,000	($60,000)
Real estate and related (b)	166,000	104,000
Venture capital funds - diversified businesses (c)	85,000	449,000
Income from investment in 49% owned affiliate (d)	81,000	67,000
Other (e)	(159,000)	(75,000)
Totals	$243,000	$485,000

(a)
In 2005 amount primarily includes gains resulting from distributions received in excess of carry values of investments in two funds in the communications and technology industries. In 2004 amount includes $124,000 of valuation loss in an investment in a technology related venture capital fund.

(b)	In 2005 and 2004 amounts consist primarily of gains from the disposition of assets held in real estate related limited partnerships in which the Company owns minority equity interests.
(c)
In 2005 and 2004 amounts consist primarily of gains from the additional distributions from the Company’s investment in a limited partnership which owns various diversified businesses, primarily in the manufacturing and production related sectors. The Company’s ownership percentage in this limited partnership is less than 1%. In 2005 distributions from these investments in excess of the investment’s carrying value resulted in a net gain of $85,000. In 2004, two of these businesses were sold resulting in a net gain to the Company of $449,000.

(d)	This gain represents income from the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. The increase from the prior year is primarily as a result of increased rental revenue.
(e)
In 2005 amount includes valuation loss of $147,000 representing the remaining carrying value of an investment in a privately-held company in the personal cosmetic industry. In 2004 this same investment had been partially written down by $63,000.

Net gain or loss from other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net earnings. However, the amount of investment gain or loss from other investments for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

Interest, dividend and other income for the year ended December 31, 2005 increased by approximately $111,000 (or 23%), as compared with that of 2004. This was primarily the result of increase interest income of $43,000 from the $1 million loan to the restaurant operator in Key West, Florida in July 2004 and increased interest earnings from investments in bonds of approximately $56,000.

Expenses:
Total expenses for the year ended December 31, 2005 as compared to that of 2004 increased by approximately $4.9 million (or 89%).

Food and beverage costs are solely from the Monty’s restaurant operations. Spa expenses are solely from the Grove Isle spa operations. Marina expenses are from both the Monty’s and Grove Isle marinas. Summarized income statements for each of these operations was presented and discussed above.

Operating expenses of rental and other properties for the year ended December 31, 2005 increased by approximately $161,000 or (26%) as compared with that of 2004. This increase was primarily the result of increased insurance, property taxes and other costs attributable to the retail mall portion of the Monty’s property acquired in August 2004.

Interest expense increased by approximately $689,000 (or 95%) for year ended December 31, 2005 as compared to 2004. This was primarily increased interest expense of $579,000 due to borrowings related to the acquisition and improvements of the Monty’s property. During 2005 the outstanding bank loan balance encumbering this property increased by approximately $2.5 million as a result of construction draws for improvements to the property. Interest expense increased by $67,000 during 2005 relating to the note payable to the Company’s 49% owned affiliate (T.G.I.F. Texas, Inc.) as a result of higher interest rates during the year. Also in 2005, interest expense increased by $38,000 from higher interest rates charged on broker margin balances.

Professional fees increased by approximately $75,000 (or 43%) for the year ended December 31, 2005 as compared to 2004. This increase was primarily due to increased accounting fees relating to the Monty’s operations.

Net gain on sales of real estate for the years ended December 31, 2005, and 2004 consisted of the following:

	Net gain after incentive fee and minority interest
Property Sold	2005	2004
Sale of retail store, Kingston, New York	$303,000	$ -
Loss on disposition of Monty’s furniture, fixtures and equipment, Coconut Grove, Florida	(184,000)	-
Yacht slips, Coconut Grove, Florida	-	157,000
Undeveloped land, Houston, Texas	-	298,000
Shopping center, Jacksonville, Florida	-	1,802,000
Total	$119,000	$2,257,000

Net gain on sales of properties has been reduced, where applicable, by minority partners' interest in the gain (loss) of ($36,000) and $8,000 for the years ended December 31, 2005 and 2004, respectively, and by adviser's incentive fees of $34,000 and $251,000 for the years ended December 31, 2005 and 2004, respectively.

During 2005 management decided that a restaurant was not the best use of the second floor space of the Monty’s property, and consequently certain kitchen equipment and dining room fixtures included in the original purchase of Monty’s were disposed of at auction in 2005 resulting in a loss of $184,000 (net of 50% minority interest).

(Benefit from) provision for income taxes for the years ended December 31, 2005 and 2004 was ($305,000) and $700,000, respectively. The benefit from income taxes in 2005 was in part due to reversing $250,000 of the current tax provision established in 2004 which resulted from the Company election to distribute substantially all of its 2004 taxable income relating to the Company’s REIT activities through a cash dividend of $539,000 (or $.50/share) paid in August 2005. The 2005 benefit also includes deferred income tax benefit relating to an increase in net operating losses from the Company’s non-REIT activities in 2005. In addition to the aforementioned 2004 current tax provision of $250,000, the 2004 provision also included deferred income tax expense on non-REIT activities primarily relating to the utilization of prior year net operating loss carryovers.

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amount and the tax basis of assets and liabilities at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. As a result of timing differences associated with the carrying value of other investments and depreciable assets and the future benefit of a net operating loss, as of December 31, 2005 and 2004, the Company has recorded a net deferred tax asset of $88,000 and $28,000, respectively. A valuation allowance against deferred tax asset has not been established as management believes it is more likely than not, based on the Company’s previous history and expectation of future taxable income before expiration, that these assets will be realized.

Effect of Inflation.
Inflation affects the costs of operating and maintaining the Company's investments. In addition, rentals under certain leases are based in part on the lessee's sales and tend to increase with inflation, and certain leases provide for periodic adjustments according to changes in predetermined price indices.

Liquidity, Capital Expenditure Requirements and Capital Resources. The Company's material commitments primarily consist of maturities of debt obligations of approximately $4.2 million in 2006 and contributions committed to other investments of approximately $1.8 million due upon demand. The funds necessary to meet these obligations are expected from the proceeds from the sales of properties or investments, bank construction loan, refinancing of existing bank loans, distributions from investments and available cash. Included in the maturing debt obligations for 2005 is a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) ( Reference is made to Item 12 Certain Relationships and Related Transactions) of approximately $3.7 million. This amount is due on demand. The obligation due to TGIF will be paid with funds available from distributions from its investment in TGIF and from available cash.

A summary of the Company’s contractual cash obligations at December 31, 2005 is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Mortgages and notes payable	$20,824,000	$4,168,000	$1,633,000	$1,510,000	$13,511,000
Other investments commitments (a)	1,800,000	1,800,000	--	--	--
Total	$22,624,000	$5,968,000	$1,633,000	$1,510,000	$13,511,000

(a)
The timing of amounts due under commitments for other investments is determined by the managing partners of the individual investments. These amounts are reflected as due in less than one year although the actual funding may not be required until some time in the future.

Material Changes in Operating, Investing and Financing Cash Flows.
The Company’s cash flows are generated primarily from its real estate activities, sales of investment securities, distributions from other investments and borrowings. For the year ended December 31, 2005 the Company’s net cash from operating activities was approximately $149,000. This included proceeds from the sales of marketable securities of $2.0 million less purchases of marketable securities of $1.3 million. The Company believes that there will be sufficient cash flows in the next year to meet its operating requirements.

For the year ended December 31, 2005, the net cash used in investing activities was approximately $3.0 million. This included cash used for of improvements of properties of $4.0 million ($2.9 million at the Monty’s property and $1.1 at the Grove Spa property), contributions to other investments of $1.9 million and additions to mortgages and notes receivable of $250,000. These uses of cash were partially offset by cash received in the form of distributions from other investments of $2.1 million (including $506,000 from one investment in a limited partnership which invests in operating companies and $405,000 from an investment in a limited partnership owning real estate for resale), $533,000 in net proceeds from disposals of properties (primarily from the sale of the Kingston, New York property) and $208,000 from collections of notes receivable.

For the year ended December 31, 2005, net cash provided by financing activities was approximately $1.9 million. This consisted of $2.5 million of construction borrowings for improvements at the Monty’s property and contributions from minority partners (Grove Isle spa) of $297,000. These sources of funds were partially offset by dividends paid of $539,000 (or $.50 per share), distributions to minority partners of $244,000 (HMG-Fieber sale of Kingston, NY) and $139,000 in repayment of notes payable to banks.

Item 7. Consolidated Financial Statements

Report of Independent Certified Public Accountant	23

Consolidated balance sheets as of December 31, 2005 and 2004	24

Consolidated statements of comprehensive income for the
years ended December 31, 2005 and 2004	25

Consolidated statements of changes in stockholders' equity
for the years ended December 31, 2005 and 2004	26

Consolidated statements of cash flows for the
years ended December 31, 2005, and 2004	27

Notes to consolidated financial statements	28

Berenfeld Spritzer Shecter & Sheer
CERTIFIED PUBLIC ACCOUNTANTS
1551 Sawgrass Corporate Parkway, Suite 130
Sunrise, Florida 33323
Telephone (954) 370-2727 Fax (954) 370-2776

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of HMG/Courtland Properties, Inc. and Subsidiaries

We have audited the accompanying consolidated balances sheets of HMG/Courtland Properties, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the years in the two year period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HMG/Courtland Properties, Inc. and Subsidiaries at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Berenfeld Spritzer Shechter & Sheer

Berenfeld Spritzer Shechter & Sheer
Certified Public Accountants

March 21, 2006
Sunrise, Florida

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2005 AND 2004
	December 31,	December 31,
	2005	2004
ASSETS
Investment properties, net of accumulated depreciation:
Commercial properties	$6,513,793	$4,721,261
Commercial properties- construction in progress	171,727	210,965
Hotel, club and spa facility	5,845,030	3,827,201
Hotel, club and spa facility-construction in progress	-	1,489,702
Marina properties	2,899,085	2,515,265
Land held for development	589,419	589,419
Total investment properties, net	16,019,054	13,353,813

Cash and cash equivalents	2,350,735	3,410,408
Investments in marketable securities	6,576,954	7,132,542
Other investments	5,119,179	5,190,543
Investment in affiliate	3,074,530	2,993,649
Loans, notes and other receivables	2,037,651	2,027,119
Notes and advances due from related parties	767,768	973,242
Deferred taxes	88,000	28,000
Goodwill	7,728,627	7,728,627
Other assets	640,602	536,706
TOTAL ASSETS	44,403,100	43,374,649

LIABILITIES
Mortgages and notes payable	20,823,764	18,483,069
Accounts payable and accrued expenses	1,266,561	885,132
Margin payable to broker	1,211,925	1,448,605
Income taxes payable	-	250,000
Interest rate swap contract payable	266,000	579,000
TOTAL LIABILITIES	23,568,250	21,645,806

Minority interests	2,674,740	2,837,944

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; 2,000,000 shares
authorized; none issued	-	-
Excess common stock, $1 par value; 500,000 shares authorized;
none issued	-	-
Common stock, $1 par value; 1,500,000 shares authorized;
1,317,535 & 1,315,635 shares issued and outstanding
as of December 31, 2005 & 2004, respectively	1,317,535	1,315,635
Additional paid-in capital	26,585,595	26,571,972
Undistributed gains from sales of properties, net of losses	41,315,056	41,735,070
Undistributed losses from operations	(49,046,362)	(48,524,414)
Accumulated other comprehensive loss	(133,000)	(289,500)
	20,038,824	20,808,763
Less: Treasury stock, at cost (244,500 & 226,500 shares as of
December 31, 2005 & 2004, respectively)	(1,878,714)	(1,659,114)
Notes receivable from exercise of stock options	-	(258,750)
TOTAL STOCKHOLDERS' EQUITY	18,160,110	18,890,899

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$44,403,100	$43,374,649

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

REVENUES	2005	2004
Real estate rentals and related revenue	$1,514,472	$1,557,050
Food & beverage sales	5,258,632	1,733,044
Marina revenues	1,516,900	796,864
Spa revenues	353,039	-
Net gain from investments in marketable securities	105,125	421,196
Net income from other investments	243,295	485,470
Interest, dividend and other income	589,280	478,041
Total revenues	9,580,743	5,471,665

EXPENSES
Operating expenses:
Rental and other properties	783,044	622,148
Food and beverage cost of sales	1,612,851	537,319
Food and beverage labor and related costs	1,181,959	433,526
Food and beverage other operating costs	1,870,124	706,552
Marina expenses	964,182	537,429
Spa expenses	477,413	-
Depreciation and amortization	927,590	617,324
Adviser's base fee	900,000	900,000
General and administrative	303,757	288,716
Professional fees and expenses	250,621	175,584
Directors' fees and expenses	73,782	67,671
Total operating expenses	9,345,323	4,886,269

Interest expense	1,412,034	723,410
Minority partners' interests in operating loss of
consolidated entities	(349,666)	(100,018)
Total expenses	10,407,691	5,509,661

Loss before gain on sales of properties and income taxes	(826,948)	(37,996)

Gain on sales of properties, net	119,303	2,256,548
(Loss) income before income taxes	(707,645)	2,218,552

(Benefit from) provision for income taxes	(305,000)	700,000
Net (loss) income	($402,645)	$1,518,552

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap agreement	$156,500	($289,500)
Total other comprehensive income (loss)	156,500	(289,500)

Comprehensive (loss) income	($246,145)	$1,229,052

Net (Loss) Income Per Common Share:
Basic	($0.37)	$1.39
Diluted	($0.36)	$1.37
Weighted average common shares outstanding	1,079,214	1,089,135
Weighted average common shares outstanding - Diluted	1,109,063	1,112,417

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2005 AND 2004
				Undist-ributed			Accum-			Notes
				Gains from Sales	Undist-		ulated Other			Receivable from
	Common		Additional	of Properties	ributed Losses	Compre- hensive	Compre- hensive	Treasury		exercise of	Total Stock-
	Stock Shares	Amount	Paid-In Capital	Net of Losses	from Operations	Income (loss)	Income (loss)	Stock Shares	Cost	Stock Options	holders' Equity

Balance as of January 1, 2004	1,315,635	$1,315,635	$26,571,972	$39,478,522	($47,786,418)		-	226,500	($1,659,114)	($258,750)	$17,661,847

Net income (loss)				2,256,548	(737,996)	1,518,552					1,518,552
Other comprehensive income:
Unrealized loss on interest rate swap contract						(289,500)	(289,500)				(289,500)
Comprehensive income (loss)						1,229,052

Balance as of December 31, 2004	1,315,635	1,315,635	26,571,972	41,735,070	(48,524,414)		(289,500)	226,500	(1,659,114)	(258,750)	18,890,899

Net income (loss)				119,303	(521,948)	(402,645)					(402,645)
Other comprehensive income:
Unrealized gain on interest rate swap contract						156,500	156,500				156,500
Comprehensive income (loss)						(246,145)

Repayment of Note receivable from exercise of Stock Options
& Stock Option Reload	1,900	1,900	13,623					18,000	(219,600)	258,750	54,673

Dividend ($.50 per share)				(539,317)							(539,317)

Balance as of December 31, 2005	1,317,535	$1,317,535	$26,585,595	$41,315,056	($49,046,362)		($133,000)	244,500	($1,878,714)	-	$18,160,110

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	($402,645)	$1,518,552
Adjustments to reconcile net (loss) income to net cash provided by (used in)
operating activities:
Depreciation and amortization	927,590	617,324
Net income from other investments	(261,857)	(530,134)
Gain on sales of properties, net	(119,303)	(2,256,548)
Net gain from investments in marketable securities	(105,125)	(421,196)
Minority partners' interest in operating losses	(349,666)	(100,018)
Deferred income tax (benefit) expense	(60,000)	450,000
Changes in assets and liabilities:
Increase in other assets and other receivables	(35,202)	(200,006)
Net proceeds from sales and redemptions of securities	1,988,903	4,751,314
Increase in investments in marketable securities	(1,328,189)	(6,512,255)
Increase in accounts payable and accrued expenses	381,429	670,273
(Decrease) increase in margin payable to brokers and other liabilities	(236,680)	1,448,605
(Decrease) increase in income taxes payable	(250,000)	250,000
Total adjustments	551,900	(1,832,641)
Net cash provided by (used in) operating activities	149,255	(314,089)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and improvements of properties	(4,025,666)	(15,740,529)
Net proceeds from disposals of properties	532,944	4,395,355
Decrease (increase) in notes and advances from related parties	205,474	(31,300)
Increase in mortgage loans and notes receivables	(250,000)	(1,200,000)
Collections of mortgage loans and notes receivables	208,292	73,035
Distributions from other investments	2,139,282	1,620,019
Contributions to other investments	(1,874,640)	(1,298,233)
Net cash used in investing activities	(3,064,314)	(12,181,653)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additional borrowings, mortgages and notes payables	2,479,673	11,180,000
Repayment of mortgages and notes payables	(138,978)	(783,158)
Dividends paid	(539,317)	-
Contributions from minority partners	297,552	2,915,108
Distributions to minority partners	(243,544)	(30,443)
Net cash provided by financing activities	1,855,386	13,281,507

Net (decrease) increase in cash and cash equivalents	(1,059,673)	785,765

Cash and cash equivalents at beginning of the year	3,410,408	2,624,643

Cash and cash equivalents at end of the year	$2,350,735	$3,410,408

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$1,412,000	$723,000

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 and 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business and Consolidation. The consolidated financial statements include the accounts of HMG/Courtland Properties, Inc. (the "Company") and entities in which the Company owns a majority voting interest or controlling financial interest. The Company was organized in 1972 and (excluding its 95% owned subsidiary Courtland Investments, Inc., which files a separate tax return) qualifies for taxation as a real estate investment trust ("REIT") under the Internal Revenue Code. The Company’s business is the ownership and management of income-producing commercial properties and its management considers other investments if such investments offer growth or profit potential. The Company’s recurring operating revenue comes from food and beverage operations (commencing in August 2004), marina dockage and related, commercial property rental and related, and, beginning in March 2005, spa operations.

All material transactions and balances with consolidated and unconsolidated entities have been eliminated in consolidation or as required under the equity method.

The Company's consolidated subsidiaries are described below:

Courtland Investments, Inc. (“CII”). A 95% owned corporation in which the Company holds a 95% non-voting interest and Masscap Investments Company, Inc. ("Masscap") holds a 5% voting interest in CII. The Company and Masscap have had a continuing arrangement with regard to the ongoing operations of CII, which provides the Company with complete authority over all decision making relating to the business, operations and financing of CII consistent with the Company’s status as a real estate investment trust. Masscap is a wholly-owned subsidiary of Transco Realty Trust which is a 44% shareholder of the Company. CII files a separate tax return and its operations are not part of the REIT tax return.

Courtland Bayshore Rawbar, LLC (“CBSRB”). This Florida limited liability company (“LLC”) was formed in 2004 and is wholly owned by CII. CBSRB owns a 50% interest in Bayshore Rawbar, LLC (“BSRB”) which operates the outdoor Monty’s restaurant. The other 50% owner of BSRB is The Christoph Family Trust (“CFT”) an unrelated entity.

HMG Bayshore, LLC (“HMGBS”). This Florida limited liability company (“LLC”) was formed in 2004 for the purpose of owning a 50% interest in the real property and marina operations of Bayshore Landing, LLC (“BSL”). HMGBS and the CFT formed BSL for the purposes of acquiring and operating the Monty’s property in Coconut Grove, Florida.

Courtland/Key West, Inc. (“CKWI”). This Florida corporation was formed in December 1999 and is wholly-owned by CII. CKWI owns a 10% interest in a limited liability company (Monty’s Key West, LLC) that owns and operates a restaurant in Key West, Florida.

CII Spa, LLC (“CIISPA”). This Florida single-member limited liability company was formed in 2004 and is wholly-owned by CII. CIISPA owns a 50% interest Grove Spa, LLC (“GS”), as discussed below.

In September 2004 the Company entered into an agreement with Noble House Associates, LLC (“NHA”), an affiliate of the Company’s tenant at its Grove Isle property (Westgroup Grove Isle Associates, Ltd., or “Westgroup”), for the purpose of developing and operating on the Grove Isle property a commercial project consisting of a first class spa, together with related improvements and amenities (the “Grove Isle Spa”). A wholly-owned subsidiary of the Company, CIISPA and NHA formed a Delaware limited liability company. GS is owned 50% by CIISPA and 50% by NHA. Grove Isle Spa was developed by GS and is sub-leased from Westgroup.

Grove Isle Associates, Ltd. (“GIA”). This limited partnership (owned 85% by the Company and 15% by CII) is the landlord of a luxury resort with a 50-room, hotel and private club facility located on approximately 7 acres of a private island in Coconut Grove, Florida known as Grove Isle. The tenant-operator of Grove Isle is Noble House Resorts, a national operator of resorts in the U.S.

Grove Isle Yacht Club Associates (“GIYCA”). This partnership was the developer of the 85 boat slips located at Grove Isle of which the Company owns six as of December 31, 2005. All other slips are privately owned. Grove Isle Marina, Inc. a wholly-owned subsidiary of GIYCA operates all aspects of the Grove Isle marina.

The Grove Towne Center - Texas, Ltd (“TGTC”). This limited partnership is wholly-owned by the Company. The sole asset of the partnership is 3 acres of undeveloped land located in suburban Houston, Texas.

South Bayshore Associates (“SBA”). This is a 75% owned joint venture wherein the major asset is a receivable from the Company's 44% shareholder, Transco Realty Trust.

HMG - Fieber Associates (“Fieber”). This is a 70% owned joint venture wherein the major asset was a retail store located in the Kingston, New York which was sold in August 2005.

260 River Corp (“260”). This is a wholly-owned corporation which owns a 70% interest in a vacant retail store location in Montpelier, Vermont.

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

Income Taxes. The Company’s 95%-owned subsidiary, CII, files a separate income tax return and its operations are not included in the REIT’s income tax return. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires a Company to use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes only pertain to CII. The Company (excluding CII) qualifies as a real estate investment trust and distributes its taxable ordinary income to stockholders in conformity with requirements of the Internal Revenue Code and is not required to report deferred items due to its ability to distribute all taxable income. In addition, net operating losses can be carried forward to reduce future taxable income but cannot be carried back. Distributed capital gains on sales of real estate as they relate to REIT activities are not subject to taxes; however, undistributed capital gains are taxed as capital gains. State income taxes are not significant.

Depreciation and Amortization. Depreciation of properties held for investment is computed using the straight-line method over the estimated useful lives of the properties, which range up to 39.5 years. Deferred mortgage and leasing costs are amortized over the shorter of the respective term of the related indebtedness or life of the asset. Depreciation and amortization expense for the years ended December 31, 2005 and 2004 was approximately $962,000 and $617,000, respectively. The Grove Isle yacht slips are being depreciated on a straight-line basis over their estimated useful life of 20 years. The Monty’s marina is being depreciated on a straight-line basis over its estimated useful life of 15 years.

Fair Value of Financial Instruments. The carrying value of financial instruments including other receivables, notes and advances due from related parties, accounts payable and accrued expenses and mortgages and notes payable approximate their fair values at December 31, 2005 and 2004, due to their relatively short terms or variable interest rates.

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

Marketable securities from time to time are pledged as collateral pursuant to broker margin requirements. As of December 31, 2005 and 2004 there was approximately $1.1 million and $1.4 million of margin balances payable to brokers which were included in other liabilities.

Notes and other receivables. Management periodically performs a review of amounts due on its notes and other receivable balances to determine if they are impaired based on factors affecting the collectibility of those balances. Management's estimates of collectibility of these receivables requires management to exercise significant judgment about the timing, frequency and severity of collection losses, if any, and the underlying value of collateral, which may affect recoverability of such receivables. As of December 31, 2005 and 2004, there were no receivables that required an allowance.

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

Comprehensive Income (Loss). The Company reports comprehensive income (loss) in the consolidated statements of changes in stockholders' equity. Comprehensive income (loss) is the change in equity from transactions and other events from nonowner sources. Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). For the year ended December 31, 2005 and 2004 comprehensive loss consisted of unrealized gain (loss) from interest rate swap agreement of approximately $156,000 and ($289,000), respectively.

(Loss) earnings per common share. Net (loss) income per common share (basic and diluted) is based on the net income divided by the weighted average number of common shares outstanding during each year. Diluted net (loss) income per share includes the dilutive effect of options to acquire common stock. Common shares outstanding include issued shares less shares held in treasury.

For the years ended December 31,	2005	2004
Basic:
Net (Loss) income	($402,645)	$1,518,552
Weighted average shares outstanding	1,079,214	1,089,135
Basic (loss) earnings per share	($.37)	$1.39

Diluted:
Net (Loss) income	($402,645)	$1,518,552
Weighted average shares outstanding	1,079,214	1,089,135
Options to acquire common stock	29,849	23,282
Diluted weighted average common shares	1,109,063	1,112,417
Diluted (loss) earnings per share	($.36)	$1.37

Gain on Sales of Properties. Gain on sales of properties is recognized when the minimum investment requirements have been met by the purchaser and title passes to the purchaser. Furthermore, gain on sales of properties has been reduced, where applicable, by minority partners' interest in the (loss) gain of approximately ($36,000) and $8,000 for the years ended December 31, 2005 and 2004, respectively and adviser's incentive fees of approximately $34,000 and $251,000 for the years ended December 31, 2005 and 2004, respectively.

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalent.

Concentration of Credit Risk. Financial instruments that potentially subject the Company to concentration of credit risk are cash and cash equivalent deposits in excess of federally insured limits, marketable securities, other receivables and notes and mortgages receivable.

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

Intangible Assets. Intangible assets consist primarily of goodwill and deferred loan costs. Goodwill is carried at historical cost if its estimated fair value is greater than its carrying value. However, if its estimated fair value is less than the carrying amount, goodwill is reduced to its estimated fair value through an impairment charge to the consolidated statement of comprehensive income.

Deferred loan costs are amortized over the life of the loan using the effective interest rate method.

Reclassifications. Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the current year's presentation.

Minority Interest. Minority interest represents the minority partners' proportionate share of the equity of the Company's majority owned subsidiaries. A summary of minority interest for the years ended December 31, 2005 and 2004 is as follows:

	2005	2004
Minority interest balance at beginning of year	$2,838,000	$322,000
Minority partners’ interest in operating losses of consolidated subsidiaries	(350,000)	(100,000)
Minority partners’ interest in net (losses) gains on sales of properties of consolidated subsidiaries	(36,000)	8,000
Net contributions from minority partners	54,000	2,885,000
Unrealized gain (loss) on interest rate swap agreement	156,000	(290,000)
Other	13,000	13,000
Minority interest balance at end of year	$2,675,000	$2,838,000

Revenue Recognition. The Company is the lessor of various real estate properties. All of the lease agreements are classified as operating leases and accordingly all rental revenue is recognized as earned based upon total fixed cash flow over the initial term of the lease, using the straight line method. Percentage rents are based upon tenant sales levels for a specified period and are recognized on the accrual basis, based on the lessee’s monthly sales. Reimbursed expenses for real estate taxes, common area maintenance, utilities and insurance are recognized in the period in which the expenses are incurred, based upon the provisions of the tenant’s lease. In addition to base rent, the Company may receive participation rent consisting of a portion of the tenant’s operating surplus, as defined in the lease agreement. Participation rent is due at end of each lease year and recognized when earned. Revenues earned from restaurant and marina operations are in cash or cash equivalents with an insignificant amount of customer receivables.

Impairment of Long-Lived Assets. The Company periodically reviews the carrying value of its properties and long-lived assets in relation to historical results, current business conditions and trends to identify potential situations in which the carrying value of assets may not be recoverable. If such reviews indicate that the carrying value of such assets may not be recoverable, the Company would estimate the undiscounted sum of the expected future cash flows of such assets or analyze the fair value of the asset, to determine if such sum or fair value is less than the carrying value of such assets to ascertain if a permanent impairment exists. If a permanent impairment exists, the Company would determine the fair value by using quoted market prices, if available, for such assets, or if quoted market prices are not available, the Company would discount the expected future cash flows of such assets and would adjust the carrying value of the asset to fair value.

Recent Accounting Pronouncements. In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement provides guidance on accounting for reporting of accounting changes and error corrections. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the impact of adopting SFAS No 154 to have a material effect on its consolidated results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation.” This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models.

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

For public entities that file as small business issuers, this statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. At the required effective date, all public entities that used the fair value based method for either recognition or disclosure under Statement 123 are required to apply this statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro-forma disclosures. For periods before the required effective date, those entities may elect to apply the modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123.  The Company does not expect SFAS No. 123(R) to have a material effect on its financial statements and plans to implement the required accounting treatment under this standard in fiscal year 2006.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29." SFAS No. 153 addresses the measurement of exchanges of non-monetary assets. It eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 "Accounting for Non-monetary Transactions" and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for fiscal years beginning after July 1, 2005. The Company does not expect the impact of adopting SFAS No 153 to have a material impact on its consolidated results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. SFAS No.151 amends the guidance in Accounting Research Bulletin 43, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expenses, freight, handling costs and wasted material (spoilage) cost. SFAS No. 151 requires those items to be excluded from the cost of inventory and expensed when incurred. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the impact of adopting SFAS No 151 to have a material impact on its consolidated results of operations or financial position.

2. INVESTMENT PROPERTIES

The components of the Company’s investment properties and the related accumulated depreciation information follow:

	December 31, 2005
		Accumulated
	Cost	Depreciation	Net
Commercial Properties:
Monty’s restaurant and retail mall (Coconut Grove, FL) - Building & Improvements (1)	$5,044,677	$135,772	$4,908,905
Monty’s restaurant and retail mall (Coconut Grove, FL) - furniture, fixtures and equipment (F,F &E) (1)	783,992	81,750	702,242
Corporate Office - (Coconut Grove, FL) - Building	640,186	145,553	494,633
Corporate Office - (Coconut Grove, FL) - Land	325,000	-	325,000
Other (Montpelier, Vermont) - Buildings	52,000	52,000	-
Other (Montpelier, Vermont) - Land	83,013	-	83,013
	6,928,868	415,075	6,513,793
Commercial Properties- Construction in Progress:
Monty’s restaurant and retail mall (Coconut Grove, FL) (1)	171,727	-	171,727
	171,727	-	171,727
Grove Isle Hotel, club and spa facility (Coconut Grove, FL):
Land	1,338,518	-	1,338,518
Hotel and club building and improvements	6,819,032	4,710,300	2,108,732
Spa building and improvements	2,132,575	79,800	2,052,775
Spa F, F & E	406,477	61,472	345,005
	10,696,602	4,851,572	5,845,030
Marina Properties (Coconut Grove, FL):
Monty’s marina - 132 slips and improvements (1)	3,085,780	236,890	2,848,890
Grove Isle marina (6 slips company owned, 79 privately owned)	364,399	314,204	50,195
	3,450,179	551,094	2,899,085
Land Held for Development:
Houston, Texas (approximately 3 acres)	561,730	-	561,730
Hopkington, Rhode Island (approximately 50 acres)	27,689	-	27,689
	589,419	-	589,419

Totals	$ 21,836,794	$ 5,817,740	$ 16,019,054

(1) The Monty’s property is subject to a ground lease with the City of Miami, Florida expiring in 2035. Lease payments due under the lease consist of percentage rent ranging from 5% to 15% of gross revenues from various components of the property.

	December 31, 2004
		Accumulated
	Cost	Depreciation	Net
Commercial Properties:
Restaurant and retail mall (Coconut Grove, FL) - Building	$2,900,000	$35,318	$2,864,682
Restaurant and retail mall (Coconut Grove, FL) - F,F &E	894,069	28,688	865,381
Corporate Office - (Coconut Grove, FL) - Building	642,686	127,525	515,161
Corporate Office - (Coconut Grove, FL) - Land	325,000	-	325,000
Other (New York and Vermont) - Buildings	191,416	187,392	4,024
Other (New York and Vermont) - Land	147,013	-	147,013
	5,100,184	378,923	4,721,261
Commercial Properties- Construction in Progress:
Monty’s restaurant and retail mall (Coconut Grove, FL)	210,965	-	210,965
	210,965	-	210,965
Grove Isle Hotel, club & spa facility (Coconut Grove, FL):
Land	1,338,518	-	1,338,518
Building and improvements	6,967,862	4,479,179	2,488,683
	8,306,380	4,479,179	3,827,201
Grove Isle Hotel, club and spa Facility - Construction in Progress:
Spa construction in progress (Coconut Grove, FL)	1,489,702	-	1,489,702
	1,489,702	-	1,489,702
Marina Properties (Coconut Grove, FL):
Monty’s marina - 132 slips	2,500,000	62,500	2,437,500
Grove Isle marina (6 slips Company owned & 79 privately owned)	215,569	137,804	77,765
	2,715,569	200,304	2,515,265
Land Held for Development:
Houston, Texas (approximately 3 acres)	561,730	-	561,730
Hopkington, Rhode Island (approximately 50 acres)	27,689	-	27,689
	589,419	-	589,419

Totals	$ 18,412,219	$ 5,058,406	$ 13,353,813

3. MONTY’S RESTAURANT, MARINA AND OFFICE/RETAIL PROPERTY, COCONUT GROVE, FLORIDA

The Company owns a 50% equity interest in two entities, Bayshore Landing, LLC (“Landing”) and Bayshore Rawbar, LLC (“Rawbar”), (collectively, “Bayshore”) which own and operate a restaurant, office/retail and marina property located in Coconut Grove (Miami), Florida known as Monty’s (“Monty’s”). The other 50% owner of Bayshore is The Christoph Family Trust (“CFT”). Members of CFT are experienced real estate and Marina operators. The Monty’s property is subject to a ground lease with the City of Miami, Florida which expires on May 31, 2035. Under the lease Bayshore pays percentage rents ranging from 5% to 15% of gross revenues from various components of the project. Total rent paid to the City of Miami for the year ended December 31, 2005 and for the period from August 20th (date of purchase) to December 31, 2004 was approximately $726,000 and $268,000, respectively.

Bayshore acquired Monty’s on August 20, 2004, for approximately $13.9 million. The Monty’s property consists of a two story building with approximately 40,000 rentable square feet, approximately 16,000 square feet of outdoor & indoor space (added in 2005) comprising the raw bar restaurant, and 3.7 acres of submerged land with 132 dock slips comprising the marina portion of the property. Bayshore also acquired certain trademarks and other rights in connection with the restaurant and dock slips.

The following table sets forth the allocation of the purchase price to the assets acquired:

Marina slips	$2,500,000
Buildings	2,900,000
Furniture, fixtures and equipment	765,000
Goodwill	7,729,000
Food and beverage inventory	49,000
Total Capitalized Costs	$13,943,000

The allocation above was based on an independent appraisal and valuation report which utilized as its primary valuation method the discounted cash flows from the existing operations assigning appropriate discount rates for each of the three operating components of the Monty’s Property. The excess of capitalized cost assigned to specific assets over the purchase price was approximately $7,729,000 and was recorded as goodwill. Since goodwill is an indefinite-lived intangible asset it is reviewed for impairment at each reporting period or whenever an event occurs or circumstances change that would more likely than not reduce fair value below carrying amount. Goodwill is carried at historical cost if its estimated fair value is greater than its carrying amounts. However, if its estimated fair value is less than the carrying amount, goodwill is reduced to its estimated fair value through an impairment charge to the statement of operations. There was no impairment of goodwill at December 31, 2005 and 2004.

During 2005 Bayshore decided that a restaurant was not the best use of the second floor space, and consequently certain kitchen equipment and dining room fixtures included in the original purchase of Monty’s was sold at auction in 2005. The Company incurred a loss on disposal of this property of approximately $133,000, net of minority interest.

During 2005 various improvements were made to the Monty’s property at a total cost of approximately $2.9 million. The raw bar restaurant was expanded to include an indoor portion of approximately 6,000 square feet. Improvements were also made to approximately 60% of the retail/mall portion of the property. With the completion of these improvements over 10,000 square feet of rentable space were leased with three tenants in the marine industry. In addition to base rent for the retail mall, one of the new leases requires the tenant to lease a minimum of 23 boats slips from Bayshore each year for the term of the lease. As of December 31, 2005 there remains approximately 15,000 square feet available to rent or develop.

The Monty’s property was purchased with proceeds from a bank loan secured by the property in the amount of $10.1 million plus approximately $3.9 million in cash. The $10.1 million bank loan is part of a $13.275 million acquisition and construction loan. During 2005, approximately $2.5 million of construction loan proceeds were drawn and used for the aforementioned improvements to the property. As of December 31, 2005 and 2004 the outstanding balance of the loan was $12.7 million and $10.2 million, respectively. The original terms of the loan called for interest only payments until August 2005. In August 2005, the loan was modified to allow for the continuance of interest only payments through April 2006. At that time, and upon conversion to permanent terms, the loan will be repayable in equal monthly principal payments necessary to fully amortize the principal amount over the remaining 15 years of the loan, plus accrued interest. The outstanding principal balance of the bank loan bears interest at a rate of 2.45% per annum in excess of the LIBOR Rate. However, Bayshore entered into an interest rate swap agreement with the same lender to manage its exposure to interest rate fluctuation through the entire term of the mortgage. The effect of the swap agreement is to provide a fixed interest rate of 7.57%.

Effective from August 20, 2004 (date of acquisition), the operations of Rawbar have been managed by RMI, Inc. (the “Manager”). The principal of RMI was the principal of the seller and has operated this restaurant for the last 15 years. The Manager also operates two other Monty’s restaurants in Miami Beach and Key West. Under the management agreement, Rawbar will pay the Manager a management fee equal to the greater of $300,000 per year or 4% of gross sales, as defined. In addition, the Manager is entitled to an incentive fee equal to 33% of all operating profits greater than $1,200,000 per year. The operations of Rawbar are performed by employees of the Manager and Bayshore reimburses the Manager for such employees’ payroll and related costs. The management agreement expires in August, 2009. Total management fees paid to the Manager for the year ended December 31, 2005 and for the period from August 20th (date of purchase) to December 31, 2004 were approximately $300,000 and $110,000, respectively. The Manager was not entitled to incentive fees for 2005 or 2004.

Summarized combined statements of income for Landing and Rawbar for the year ended December 31, 2005 and for the period from the date of purchase of August 20, 2004 through December 31, 2004 is presented below (Note: the Company’s ownership percentage in these operations is 50%):

Summarized Combined statements of income Bayshore Landing, LLC and Bayshore Rawbar, LLC	For the year ended December 31, 2005	August 20, 2004 through December 31, 2004

Revenues:
Food and Beverage Sales	$5,259,000	$1,733,000
Marina dockage and related	1,075,000	337,000
Retail/mall rental and related	134,000	63,000
Total Revenues	6,468,000	2,133,000

Expenses:
Cost of food and beverage sold	1,613,000	537,000
Labor and related costs	986,000	356,000
Entertainers	229,000	78,000
Other food and beverage related costs	358,000	118,000
Other operating costs	708,000	212,000
Insurance	307,000	137,000
Management fees	384,000	138,000
Utilities	322,000	107,000
Ground rent - City of Miami, FL	726,000	268,000
Interest	865,000	285,000
Depreciation	342,000	126,000
Loss on disposal of F, F & E (a)	367,000	-
Total Expenses	7,207,000	2,362,000

Net Loss	($739,000)	($229,000)

(a) During 2005 Bayshore decided that a restaurant was not the best use of the second floor space, and consequently certain kitchen equipment and dining room fixtures included in the original purchase of Monty’s was sold at auction in 2005. The Company incurred a loss on disposal of this property of approximately $367,000 (before minority interest).

Unaudited Pro-forma Results of Operations

The following are the Company’s results of operations for the year ended December 31, 2004, as if the acquisition of the Monty’s property had taken place at the beginning of the year.

2004
Revenues	$9,871,000
Net income	$1,939,000
Basic earnings per share	$1.78
Diluted earnings per share	$1.74

4. INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities consist primarily of large capital corporate equity and debt securities in varying industries or issued by government agencies with readily determinable fair values (see table below). These securities are stated at market value, as determined by the most recently traded price of each security at the balance sheet date. Consistent with the Company's overall current investment objectives and activities its entire marketable securities portfolio is classified as trading. Accordingly all unrealized gains and losses on this portfolio are recorded in the consolidated statements of comprehensive income. For the years ended December 31, 2005 and 2004 net unrealized (loss) gains on trading securities were approximately ($104,000) and $233,000, respectively.

	December 31, 2005			December 31, 2004
	Cost	Fair	Unrealized	Cost	Fair	Unrealized
Description	Basis	Value	Gain (loss)	Basis	Value	Gain (loss)
Real Estate Investment Trusts	$216,000	$412,000	$195,000	$194,000	$354,000	$160,000
Mutual Funds	808,000	916,000	109,000	873,000	959,000	86,000
Other Equity Securities	1,779,000	2,036,000	257,000	1,673,000	1,950,000	278,000
Total Equity Securities	2,803,000	3,364,000	561,000	2,740,000	3,263,000	524,000
Corporate Debt Securities (a)	1,211,000	1,126,000	(85,000)	975,000	1,003,000	28,000
Government Debt Securities (a)	2,199,000	2,087,000	(112,000)	2,949,000	2,866,000	(83,000)
Total Debt Securities	3,410,000	3,213,000	(197,000)	3,924,000	3,869,000	(55,000)
Total	$6,213,000	$6,577,000	$364,000	$6,664,000	$7,132,000	$469,000

(a) As of December 31, 2005, corporate and government debt securities are scheduled to mature as follows:

	Cost	Fair Value
2006 - 2010	$1,443,000	$1,414,000
2011-2015	521,000	465,000
2016 - thereafter	1,446,000	1,334,000
	$3,410,000	$3,213,000

Net gain from investments in marketable securities for the years ended December 31, 2005 and 2004 is summarized below:

Description	2005	2004
Net realized gain from sales of securities	$209,000	$188,000
Unrealized net (loss) gain in marketable securities	(104,000)	233,000
Total net gain	$105,000	$421,000

Net realized gain from sales of marketable securities consisted of approximately $288,000 of gains net of $79,000 of losses for the year ended December 31, 2005. The comparable amounts in fiscal year 2003 were gains of approximately $326,000 net of $139,000 of losses. Approximately $108,000 and $195,000 of gains in fiscal years 2005 and 2004, respectively, were recognized from the sale of stock distributions from the Company’s investments in privately held partnerships included in other investments.

Consistent with the Company’s overall current investment objectives and activities the entire marketable securities portfolio is classified as trading (versus available for sale, as defined by generally accepted accounting principles). Unrealized gains or loss of marketable securities on hand are recorded in the consolidated statements of comprehensive income.

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

5. OTHER INVESTMENTS

The Company’s other investments consist primarily of nominal equity interests in various privately-held entities, including limited partnerships whose purpose is to invest venture capital funds in growth-oriented enterprises. The Company does not have significant influence over any investee and no single investment exceeds 5% of the Company’s total assets. None of these investments meet the criteria of accounting under the equity method and are carried at cost less distributions and other than temporary unrealized losses.

As of December 31, 2005 and 2004, the Company’s portfolio of other investments includes approximately 35 investees with an aggregate carrying value of $5.1 million and $5.2 million, respectively. The Company has committed to fund an additional $1.8 million as required by agreements with the investees. The carrying value of these investments is equal to contributions less distributions and loss valuation adjustments. During the years ended December 31, 2005 and 2004 the Company contributed approximately $1.9 million and $1.3 million, respectively, toward these commitments and received distributions from these investments (primarily cash distributions) of $2.1 million and $1.7 million, respectively.

Included in new investments for 2005 is a $1,000,000 investment made in September 2005 representing a 2.375% equity interest in a limited liability company that was recently formed for the sole purpose of acquiring a thirteen-story building with 163,395 square feet located in Coconut Grove, Florida (commonly known as “Grand Bay Plaza”) and converting the existing rental office condominiums for sale to investors and end users.

The Company’s other investments are summarized below.

	Carrying values as of December 31,
Investment Focus	2005	2004
Venture capital funds - technology and communications	$566,000	$640,000
Venture capital funds - diversified businesses	596,000	970,000
Restaurant development and operation	650,000	575,000
Real estate and related	1,480,000	955,000
Hedge and debt funds	1,622,000	1,753,000
Other	205,000	297,000
Totals	$5,119,000	$5,190,000

The Company regularly reviews the underlying assets in its investment portfolio for events, including but not limited to bankruptcies, closures and declines in estimated fair value, that may indicate the investment has suffered an other-than-temporary decline in value. When a decline is deemed other-than-temporary, an investment loss is recognized. For the years ended December 31, 2005 and 2004 such valuation losses were approximately $147,000 and $187,000, respectively. Net gain from other investments (including valuation losses) is as follows:

Net gain from other investments is summarized below:
	2005	2004
Venture capital funds - technology & communications (a)	$70,000	($60,000)
Real estate and related (b)	166,000	104,000
Venture capital funds - diversified businesses (c)	85,000	449,000
Income from investment in 49% owned affiliate (d)	81,000	67,000
Other (e)	(159,000)	(75,000)
Totals	$243,000	$485,000

(a)
In 2005, amount includes gains resulting from distributions received in excess of carrying values for primarily two investments in funds which focused on the communications and technology industries. In 2004, amount includes $124,000 of valuation loss in an investment in a technology related venture capital fund.

(b)	In 2005 and 2004, amounts consist primarily of gains from the disposition of assets held in real estate related limited partnerships in which the Company owns minority equity interests.
(c)
In 2005 and 2004, amounts consist primarily of gains from the additional distributions from the Company’s investment in a limited partnership which owns various diversified businesses, primarily in the manufacturing and production related sectors. The Company’s ownership percentage in this limited partnership is less than 1%. In 2005, distributions from this investment in excess of the investment’s carrying value resulted in a net gain of $85,000. In 2004, two of these businesses were sold in 2004 resulting in a net gain to the Company of $449,000.

(d)	This gain represents income from the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. The increase from the prior year is primarily as a result of increased rental revenue.
(e)
In 2005, amount includes valuation loss of $147,000 representing the remaining carrying value of an investment in a privately-held company in the personal cosmetic industry. In 2004 this same investment had been partially written down by $63,000.

Other investments give rise to exposure resulting from credit risks and the volatility in capital markets. The Company attempts to mitigate its risks by diversifying its investment portfolio. Net gain or loss from other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net earnings.

6. INVESTMENT IN AFFILIATE

Investment in affiliate consists of CII’s 49% equity interest in T.G. I.F. Texas, Inc. (T.G.I.F.). T.G.I.F. is a Texas Corporation, which owns one net leased property in Louisiana and holds promissory notes receivable from its shareholders, including CII and Maurice Wiener, the Chairman of the Company and T.G.I.F. Reference is made to Notes 8 and 10 for discussion on notes payable by CII to T.G. I.F. and notes payable by Mr. Wiener to T.G.I.F. This investment is recorded under the equity method of accounting. For the years ended December 31, 2005 and 2004 income from investment in affiliate amounted to approximately $81,000 and $67,000, respectively and is included in gain from other investments in the consolidated statement of comprehensive income.

7. LOANS, NOTES AND OTHER RECEIVABLES

Description	2005	2004
Promissory note and accrued interest due from Key West restaurant operator (a)	$1,013,000	$1,013,000
Promissory note and accrued interest due from principal of Grove Isle tenant (b)	511,000	511,000
Various mortgage loan participations	306,000	254,000
Other	208,000	233,000
Total loans, notes and other receivables	$2,038,000	$2,027,000

(a)
In July 2004 the Company loaned $1 million to an entity which owns and operates a restaurant in Key West, Florida. The Company has had a 10% equity interest in this restaurant since its construction began in 1999. The proceeds of the loan were used for leasehold improvements. The principal owner of the restaurant is an entity whose principal is also the principal of the seller and current manager of the Monty’s restaurant (“Manager”) operations acquired on August 20, 2004. The promissory note is personally guaranteed by the Manager and is secured by a 65-year leasehold interest and calls for quarterly payments of interest of 8% per annum beginning on July 31, 2004. All principal and accrued and unpaid interest is due on June 30, 2009. The Company also has a ten year option to acquire an additional 20% equity interest in this restaurant. The restaurant opened in October 2003 and for the years ended December 31, 2005 and 2004 reported net losses of $666,000 and $564,000, respectively.

(b)
In 1997, GIA advanced $500,000 to the principal owner of the tenant of the Grove Isle property. GIA received a promissory note bearing interest at 8% per annum with interest payments due quarterly beginning on July 1, 1997 and all principal due at maturity on December 31, 2006. All interest payments due to date have been received.

8. NOTES AND ADVANCES DUE FROM AND TRANSACTIONS WITH RELATED PARTIES

The Company has an agreement (the "Agreement") with HMG Advisory Corp. (the "Adviser") for its services as investment adviser and administrator of the Company's affairs. All officers of the Company who are officers of the Adviser are compensated solely by the Adviser for their services. The Company has one employee who is a vice president of CII. This employee assumed the responsibilities of the prior project manager of one of the Company’s properties.

The Adviser is majority owned by Mr. Wiener, the Company’s Chairman, with the remaining shares owned by certain officers including Mr. Rothstein. The officers and directors of the Adviser are as follows: Maurice Wiener, Chairman of the Board and Chief Executive Officer; Lawrence I. Rothstein, President, Treasurer, Secretary and Director; and Carlos Camarotti, Vice President - Finance and Assistant Secretary.

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

On July 22, 2005, the shareholders approved the renewal of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2006, and expiring December 31, 2006.

For the years ended December 31, 2005 and 2004, the Company and its subsidiaries paid the Adviser fees of approximately $937,000 and $1,215,000, respectively, of which $900,000 represented regular compensation and approximately $37,000 and $315,000 represented incentive compensation for 2005 and 2004, respectively. The Adviser is also the manager for certain of the Company's affiliates and received management fees of approximately $33,000 and $38,000 in 2005 and 2004, respectively, for such services. Included in fees for 2005 and 2004 was approximately $25,000 and $8,000, respectively, of management fees earned relating to management of the Monty’s restaurant operations. Furthermore, for each of the fiscal years 2005 and 2004 the Company paid approximately $85,000 to one of the Company’s officers in his capacity as project manager of a specific property.

At December 31, 2005 and 2004, the Company had amounts due from the Adviser of approximately $184,000 and $234,000, respectively. The amount due from the Adviser bears interest at prime plus 1% and is due on demand.

At December 31, 2005 and 2004, the Company had amounts due from Courtland Group, Inc. (CGI) (the former adviser) of approximately $253,000 and $303,000, respectively. The amount due from CGI bears interest at prime plus 1% and is due on demand.

The Adviser leases its executive offices from CII pursuant to a lease agreement. This lease agreement is at the going market rate for similar property and calls for base rent of $48,000 per year payable in equal monthly installments. Additionally, the Adviser is responsible for all utilities, maintenance, and security expenses relating to the leased premises. The lease term is five years, expiring in November 2009.

In August 2004 HMG Advisory Bayshore, Inc. (“HMGABS”) (a wholly owned subsidiary of the Adviser) was formed for the purposes of overseeing the Monty’s restaurant operations acquired in August 2004. For the years ended December 31, 2005 and 2004 HMGABS earned approximately $25,000 and $8,000, respectively, in such management fees.

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

On April 1, 2005 an officer of the Company exercised options to purchase 1,500 shares which had been previously granted. The total exercise price of $12,495 and an existing promissory note due to the Company of $135,000 were satisfied by delivery of 12,000 shares of the Company’s stock at the then market value of $12.25 per share and $495, all in accordance with the Company’s 2000 Stock Option Plan (the “Plan”). Pursuant to the reload feature of the Plan the officer received an option to purchase 12,000 shares at $12.25 per share.

The Company, via its 75% owned joint venture (SBA), has a note receivable from Transco (a 44% shareholder of the Company) of $300,000 plus accrued interest of approximately $31,000 and $132,000 as of December 31, 2005 and 2004, respectively. This note bears interest at the prime rate and is due on demand.

Mr. Wiener is an 18% shareholder and the chairman and director of T.G.I.F. Texas, Inc., a 49% owned affiliate of CII (See Note 6). As of December 31, 2005 and 2004, T.G.I.F. had amounts due from CII in the amount of approximately $3,661,000. These amounts are due on demand and bear interest at the prime rate. All interest due has been paid. T.G.I.F. also owns 10,000 shares of the Company’s common stock it purchased at market value in 1996.

As of December 31, 2005 and 2004, T.G.I.F. had amounts due from Mr. Wiener in the amount of approximately $707,000. These amounts bear interest at the prime rate and principal and interest are due on demand. All interest due has been paid.

Mr. Wiener received consulting and director’s fees from T.G.I.F totaling $37,000 and $41,000 for the years ended December 31, 2005 and 2004, respectively.

9. OTHER ASSETS

The Company’s other assets consisted of the following as of December 31, 2005 and 2004:

Description	2005	2004
Deferred loan costs, net of accumulated amortization	$202,000	$214,000
Prepaid expenses and other assets	204,000	148,000
Food/beverage & spa inventory	102,000	98,000
Utility deposits	77,000	77,000
Deferred leasing costs	56,000	-
Total other assets	$641,000	$537,000

10. MORTGAGES AND NOTES PAYABLES
	December 31,
	2005	2004
Collateralized by Investment Properties (Note 2)
Monty’s restaurant, marina and mall: Mortgage loan payable with interest at 1-month LIBOR plus 2.45% (6.82% as of 12/3105). Interest only monthly payments due until 4/16/2006 (as modified). Thereafter, the loan is payable in equal monthly principal payments of approximately $126,000 per month until maturity on 2/19/21. See (a) below.	$12,660,000	$10,180,000
Grove Isle hotel, private club, yacht slips and spa: Mortgage loan payable with interest at 1-month LIBOR plus 2.5% (6.88% as of 12/31/05). Monthly payments of principal of $10,000 with all unpaid principal and interest payable at maturity on 9/9/10.	4,179,000	4,299,000
Office building: Mortgage loan payable, interest fixed at 5.5% until 8/25/07. Monthly payment of $3,137 in principal and interest. All unpaid principal and interest due on 8/25/07.	324,000	343,000
Other (unsecured) (Note 6):
Note payable to affiliate: Note payable is to affiliate T.G.I.F., interest at prime (7.25% at 12/31/05) payable monthly. Principal outstanding is due on demand.	3,661,000	3,661,000
Totals	$20,824,000	$18,483,000

(a) The original loan obtained to acquire the Monty’s property was $10.1 million plus a construction loan of $3.2 million. In 2005 $2.5 million was drawn on the construction loan and the period of interest only payments was extended by six months to 4/19/06. The loan is guaranteed by the Company as well as a personal guaranty from the trustee of CFT. The loan includes certain covenants regarding income. As of December 31, 2005, the Company was in compliance with the covenants. See Note 11 for discussion of interest rate swap agreement related to this loan.

A summary of scheduled principal repayments or reductions for all types of notes and mortgages payable is as follows:

Year ending December 31,	Amount
2006	$4,169,000
2007	949,000
2008	684,000
2009	727,000
2010	783,000
2011 and thereafter	13,512,000
Total	$20,824,000

11. DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to interest rate risk through their borrowing activities. In order to minimize the effect of changes in interest rates, the Company has entered into an interest rate swap contract under which the Company agrees to pay an amount equal to a specified rate of 7.57% times a notional principal approximating the outstanding loan balance, and to receive in return an amount equal to the one month LIBOR rate plus 2.45% times the same notional amount. The Company designated this interest rate swap contract as a cash flow hedge. As of December 31, 2005 and 2004 the fair value (net of 50% minority interest) of the cash flow hedge was a loss of approximately $133,000 and $289,000, respectively, which has been recorded as other comprehensive loss and will be reclassified to interest expense over the life of the swap contract.

12. LEASE COMMITMENTS

The Company’s 50% owned subsidiary (Landing), as lessee, leases land and submerged lands on which it operates the Monty’s property under a lease with the City of Miami which expires on May 31, 2035. Under the lease, the Company pays percentage rents ranging from 5% to 15% of gross revenues from various components of the property’s operations. Total rent paid to the City of Miami for the year ended December 31, 2005 and for the period from August 20th (date of purchase) to December 31, 2004 was approximately $726,000 and $268,000, respectively.

13. INCOME TAXES

The Company (excluding CII) qualifies as a real estate investment trust and distributes its taxable ordinary income to stockholders in conformity with requirements of the Internal Revenue Code and is not required to report deferred items due to its ability to distribute all taxable income. In addition, net operating losses can be carried forward to reduce future taxable income but cannot be carried back. Distributed capital gains on sales of real estate as they relate to REIT activities are not subject to taxes; however, undistributed capital gains may be subject to corporate tax.

The Company’s 95%-owned subsidiary, CII, files a separate income tax return and its operations are not included in the REIT’s income tax return.

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires a Company to use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes only pertain to CII. As a result of timing differences associated with the carrying value of other investments and depreciable assets and the future benefit of a net operating loss, the Company has recorded a net deferred tax asset as of December 31, 2005 and 2004 of $88,000 and $28,000, respectively. A valuation allowance against deferred tax asset has not been established as it is more likely than not, based on the Company’s previous history, that these assets will be realized.

As of December 31, 2005 CII has net operating loss carryover of approximately $1.1 million which expires as follows:

Expiring December 31,	Net Operating Loss
2011	$211,000
2018	510,000
2022	386,000
2024	13,000
Total	$1,120,000

As of December 31, 2005 the Company (excluding CII) has net operating loss carryover of approximately $788,000 which expires in 2025.

The components of income before income taxes and the effect of adjustments to tax computed at the federal statutory rate for the years ended December 31, 2005 and 2004 were as follows:

	2005	2004
(Loss) income before income taxes	($708,000)	$2,218,000
Computed tax at federal statutory rate of 34%	($241,000)	$754,000
State taxes at 5.5%	(39,000)	122,000
REIT related adjustments - current year	249,000	(327,000)
REIT related adjustment - prior year	(245,000)	-
Other items, net	(29,000)	151,000
(Benefit from) provision for income taxes	($305,000)	$700,000
Effective tax rate	-	32%

The REIT related adjustments - current year represents the difference between estimated taxes on undistributed income and/or capital gains and book taxes computed on the REIT’s income before income taxes. The REIT related adjustments - prior year represents an adjustment to prior year estimate of tax due on undistributed capital gains. On August 26, 2005 the Company paid a dividend of $.50 per share totaling $539,000 which qualified as a dividends paid deduction to offset taxable income for the year ended December 31, 2004.

The (benefit from) provision for income taxes in the consolidated statements of comprehensive income consists of the following:

Year ended December 31,	2005	2004
Current:
Federal	($209,000)	$214,000
State	(36,000)	36,000
	(245,000)	250,000
Deferred:
Federal	(54,000)	405,000
State	(6,000)	45,000
	(60,000)	450,000
Total	($305,000)	$700,000

As of December 31, 2005 and 2004, the components of the deferred tax assets and liabilities are as follows:
	As of December 31, 2005		As of December 31, 2004
	Deferred tax		Deferred tax
	Assets	Liabilities	Assets	Liabilities
Net operating loss carry forward	$421,000		$250,000
Excess of book basis of 49% owned corporation over tax basis		669,000		608,000
Excess of tax basis over book basis of investment property	233,000		220,000
Unrealized gain/loss on marketable securities		70,000		120,000
Excess of tax basis over book basis of other investments	369,000	196,000	348,000	62,000
Totals	$1,023,000	$935,000	$818,000	$790,000

14. STOCK-BASED COMPENSATION

In November 2000, the Company’s Board of Directors authorized the 2000 Stock Option Plan, which was approved by the shareholders in June 2001. The Plan provides for the grant of options to purchase up to 120,000 shares of the Company’s common stock to the officers and directors of the Company. Under the 2000 Plan, options are vested immediately upon grant and may be exercised at any time within ten years from the date of grant. Options are not transferable and expire upon termination of employment, except to a limited extent in the event of retirement, disability or death of the grantee. On June 25, 2001, options were granted to all officers and directors to purchase an aggregate of 86,000 common shares at no less than 100% of the fair market value at the date of grant. The average exercise price of the options granted in 2001 was $7.84 per share. The Company’s stock price on the date of grant was $7.57 per share.

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

On April 1, 2005 an officer of the Company exercised options to purchase 1,500 shares which had been previously granted. The total exercise price of $12,495 and an existing promissory note due to the Company of $135,000 were satisfied by delivery of 12,000 shares of the Company’s stock at the then market value of $12.25 per share and $495, all in accordance with the Company’s 2000 Stock Option Plan (the “Plan”). Pursuant to the reload feature of the Plan the officer received an option to purchase 12,000 shares at $12.25 per share.

On March 31, 2005 a director of the Company was granted options to purchase 5,000 shares of the Company’s stock at $12.25 per share (market value). The options are not restricted, fully vested and expire in March 2015. There were no options granted or exercised in 2004.

A summary of the status of the Company’s stock option plan as of December 31, 2004 and 2003, and changes during the years ending on those dates are presented below:

	As of December 31, 2005		As of December 31, 2004
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	86,000	$7.84	86,000	$7.84
Granted	23,000	$12.21	--	--
Exercised	(1,900)	$8.17	--	--
Forfeited	--	--	--	--

Outstanding at end of year	107,100	$8.77	86,000	$7.84

Options exercisable at year-end	107,100	$8.77	86,000	$7.84
Weighted average fair value of options granted during the year	23,000	$12.21	--	--

The Company has elected to follow APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation,” requires use of highly subjective assumptions in option valuation models. Under APB No. 25, the exercise price of the Company’s employee stock options are not materially less than fair market price of the shares at the date of grant, therefore no compensation expense is recognized in the financial statements. Pro forma information regarding net income and earnings per share, determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123, is required by that statement.

Options granted during 2005 were valued at the date of grant using the Black-Scholes option pricing model.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. It is management’s opinion that the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The amounts below represent the pro forma information calculated through use of the Black-Scholes model. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The per share weighted average fair value of stock options granted during 2005 ranged from $2.46 to $5.18 on the date of grant with the following weighted average assumptions: Volatility range from 11% — 19%; expected dividend yield of 4%; risk free interest rate ranging from 4.13% to 4.50%; and expected life ranging from 5 years to 10 years

	2005	2004
Net (loss) income as reported	($402,645)	$1,518,552
Add: stock based compensation included in net income, net of related income tax effects	-	-
Deduct: stock based compensation determined under fair value method for all award, net of related income tax effects	28,958	-
Pro forma net (loss) income	($431,603)	$1,518,552

Pro forma net (loss) income per share - basic	($.37)	$1.39
Pro forma net (loss) income per share - diluted	($.36)	$1.37

15. OPERATING LEASES AS LESSOR

Lease of Grove Isle hotel property. In November 1996, the Company entered into a long-term lease and a Master Agreement with Westgroup Grove Isle Associates, Ltd. (“Westgroup”), an affiliate of Noble House Resorts, Inc. which is a national operator of hotels and resorts. The Master Agreement, among other things, transferred the operations of the Grove Isle hotel and club to Westgroup.

The term of the lease with Westgroup (as amended in 2004, see below) expires in November 2016 and calls for annual net base rent (as amended in 1999), of $918,400, plus real estate taxes and property insurance, payable in monthly installments. In addition to the base rent Westgroup pays GIA participation rent consisting of a portion of Westgroup’s operating surplus, as defined in the lease agreement. Participation rent is due at end of each lease year. There has been no participation rent since the inception of the lease. The lease also calls for an increase in base rent commencing January 1, 2002 in accordance with changes in the Consumer Price Index (“CPI”). Base rent for 2005 was approximately $1,037,000 increasing to $1,071,000 in 2006. Participation rent if due will be reduced by the amount by which base rent increases solely as a result of CPI increases for the lease year.

In September 2004 the Company entered into an agreement with Noble House Associates, LLC
(“NHA”), an affiliate of the Westgroup, for the purpose of developing and operating on the

Grove Isle property, a commercial project consisting of a first class spa, together with related improvements and amenities (the “Grove Isle Spa”). A subsidiary of the Company, CII Spa, LLC (“CIISPA”) and NHA formed a Delaware limited liability company, Grove Spa, LLC (“GS”) which is owned 50% by CIISPA and 50% by NHA. Construction of the Grove Isle Spa was completed in the first quarter of 2005 and operations commenced in March 2005. GS sub-leases the Grove Isle Spa property from Westgroup. The initial term of the sublease commenced on September 15, 2004 and ends on November 30, 2016, with the GS having the right to extend the term for two additional consecutive 20 year terms on the same terms as the original sublease. Annual base rent of the sublease is $10,000, plus GS shall pay real estate taxes, insurance, utilities and all other costs relating to Grove Isle Spa.

In conjunction with the development of Grove Isle Spa, the Company amended and restated its lease with Westgroup to extend the term of the lease from December 31, 2006 to December 31, 2016 including two options to extend the lease term each for an additional 20 years. Furthermore, the lease’s termination payment, as defined, was amended and restated to mean 50% of the amount by which the value of the leased property on the date of termination, as amended, exceeds $11,480,000, plus the value of NHA’s percentage ownership interest in GS.

During 1997 and in conjunction with the aforementioned agreements, GIA advanced $500,000 to the principal owner of the tenant of the Grove Isle property. GIA received a promissory note bearing interest at 8% per annum with interest payments due quarterly beginning on July 1, 1997 and all principal due at maturity in 2006. All interest payments due have been received. The note matures on December 31, 2005.

Lease of Monty’s property. Bayshore, as landlord, leases various office and dock space under non-cancelable operating leases that expire at various dates through 2035. Annual minimum lease payments due from leases to non-combined, third party tenants under non-cancelable operating leases are included in the table below.

Minimum lease payments receivable. The Company leases its commercial and industrial properties under agreements for which substantially all of the leases specify a base rent and a rent based on tenant sales (or other benchmark) exceeding a specified percentage. Such percentage rent was not material in 2005 and 2004.

These leases are classified as operating leases and generally require the tenant to pay all costs associated with the property. Minimum annual rentals on non-cancelable leases in effect at December 31, 2005, are as follows:

Year ending December 31,	Amount
2006	$1,789,000
2007	1,737,000
2008	1,573,000
2009	1,573,000
2010	1,573,000
Subsequent years	11,316,000
Total	$19,561,000

16. SEGMENT INFORMATION

The Company has three reportable segments: Real estate rentals; Food and Beverage sales; and Other investments and related income. The Real estate and rentals segment primarily includes the leasing of its Grove Isle property, marina dock rentals at both Monty’s and Grove Isle marinas, and the leasing of office and retail space at its Monty’s property. The Food and Beverage sales segment consists of the Monty’s restaurant operation. Lastly, the Other investment and related income segment includes all of the Company’s other investments, marketable securities, loans, notes and other receivables and the Grove Isle spa operations which individually do not meet the criteria as a reportable segment.

	For the years ended December 31,
	2005	2004
Net Revenues:
Real estate rentals	$ 3,031,372	$ 2,353,914
Food and beverage sales	5,258,632	1,733,044
Other investments and related income	1,290,739	1,384,707
Total Net Revenues	$ 9,580,743	$ 5,471,665

Real estate and marina rentals	$ 191,936	$ 299,574
Food and beverage sales	(121,030)	(125,744)
Other investments and related income	(897,854)	(211,826)
Total loss before sales of properties and income taxes	$ (826,948)	$ (37,996)

	For the years ended December 31,
Identifiable Assets:	2005	2004
Real estate rentals	$ 16,099,511	$ 14,173,822
Food and beverage sales	569,391	288,034
Other investments and related income	20,005,571	21,184,166
Total Identifiable Assets	$ 36,674,473	$ 35,646,022

A summary of changes in the Company’s goodwill during the years ended December 31, 2005 and 2004 is as follows:

Summary of changes in goodwill:	01/01/05	Acquisitions	Adjustments	12/31/04
Real estate rentals	$ 4,072,987	-	$ 703,304	4,776,291
Food & Beverage sales	3,655,640	-	(703,304)	2,952,336
Other investments and related income	-	-	-	-
Total goodwill	$ 7,728,627	-	-	7,728,627

	01/01/04	Acquisitions	Adjustments	12/31/04
Real estate rentals	-	4,072,987	-	4,072,987
Food & Beverage sales	-	3,655,640	-	3,655,640
Other investments and related income	-	-	-	-
Total goodwill	-	7,728,627	-	7,728,627

17. SUBSEQUENT EVENT - PURCHASE OF TREASURY STOCK

In February 2006 the Company purchased 49,080 shares of the Company’s common stock from one shareholder for $687,000, or $14 per share.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.
(a)
Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-KSB have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries, which we are required to disclose in the reports we file or submit under the Exchange Act of 1934, was made known to them by others within those entities and reported within the time periods specified in the SEC's rules and forms.

(b)
Management’s Annual Report on Internal Control Over Financial Reporting. This requirement by non-accelerated filers such as the Company was extended to fiscal years ending after July 2007 by SEC Release 70 F.R 56825 on September 25, 2005. There were no changes in our internal controls over financial reporting identified in connection with the evaluation of such internal control over financial reporting that occurred during our last fiscal year which have materially affected or are reasonably materially likely to affect, our internal control over financial reporting.

Item 8B. Other Information.
None.

Part III.

Item 9. Directors, Executive Officers and Control Persons.
Listed below is certain information relating to the executive officers and directors of the Company:
Name and Office	Age	Principal Occupation and Employment other than With the Company During the Past Five Years - Other Directorships
Maurice Wiener; Chairman of the Board of Directors and Chief Executive Officer	64	Chairman of the Board and Chief Executive Officer of the Adviser; Executive Trustee, Transco; Director, T.G.I.F. Texas, Inc.; Chairman of the Board and Chief Executive Officer of Courtland Group, Inc.
Lawrence I. Rothstein; Director, President, Treasurer and Secretary	53	Director, President and Secretary of the Adviser; Trustee and Vice President of Transco; Director, President and Secretary of Courtland Group, Inc. Vice President and Secretary, T.G.I.F. Texas, Inc.
Carlos Camarotti; Vice President-Finance and Assistant Secretary	45	Vice President - Finance and Assistant Secretary of the Adviser; Vice President - Finance and Assistant Secretary of Courtland Group, Inc.
Walter Arader; Director	87	President, Walter G. Arader and Associates (financial and management consultants).
Harvey Comita; Director	76	Business Consultant; Trustee of Transco Realty Trust.
Clinton Stuntebeck; Director (since March 2004)	67	Partner Emeritus, Schnader Harrison Segal & Lewis, LLP (2004); Chairman, Concordia Holdings, Ltd. (investment and business consulting) Senior Partner, Schnader Harrison Segal & Lewis, LLP.

All executive officers of the Company were elected to their present positions to serve until their successors are elected and qualified at the 2006 annual organizational meeting of directors immediately following the annual meeting of shareholders. All directors of the Company were elected to serve until the next annual meeting of shareholders and until the election and qualification of their successors. All directors and executive officers have been in their present position for more than five years, except for Mr. Stuntebeck who became a director in March 2004.

Code of Ethics.
The Company has adopted a Code of Ethics that applies to directors, officers (including principal executive officer, principal financial officer, principal accounting officer and controller and HMG Advisory Corp. and subsidiary (“HMGA”) and its employees in all instances in which HMGA is acting on behalf of the Company. The Company will provide to any person without charge, upon written request, a copy of the Code of Ethics including any amendments as well as any waivers that are required to be disclosed by the rules of the SEC or the American Stock Exchange.

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

Stock Options. In November 2000, the Company’s Board of Directors authorized the 2000 Stock Option Plan (the “Plan”), which was approved by the shareholders in June 2001. The Plan, which permits the grant of qualified and non-qualified options expires in 2010, and is intended to provide incentives to the directors and employees (the “employees") of the Company, as well as to enable the Company to obtain and retain the services of such employees. The Plan is administered by a Stock Option Committee (the "Committee") appointed by the Board of Directors. The Committee selects those key officers and employees of the Company to whom options for shares of common stock of the Company shall be granted. The Committee determines the purchase price of shares deliverable upon exercise of an option; such price may not, however, be less than 100% of the fair market value of a share on the date the option is granted. Payment of the purchase price may be made in cash, Company stock, or by delivery of a promissory note, except that the par value of the stock must be paid in cash or Company stock. Shares purchased by delivery of a note must be pledged to the Company. Shares subject to an option may be purchased by the optionee within ten years from the date of the grant of the option. However, options automatically terminate if the optionee's employment with the Company terminates other than by reason of death, disability or retirement. Further, if, within one year following exercise of any option, an optionee terminates his employment other than by reason of death, disability or retirement, the shares acquired upon exercise of such option must be sold to the Company at a price equal to the lesser of the purchase price of the shares or their fair market value.

On June 25, 2001, options were granted to all officers and directors to purchase an aggregate of 86,000 common shares at no less than 100% of the fair market value at the date of grant. The average exercise price of the options granted in 2001 is $7.84 per share. The Company’s stock price on the date of grant was $7.57 per share.

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

On March 31, 2005 a director of the Company was granted options to purchase 5,000 shares of the Company’s stock at $12.25 per share (market value). The options are not restricted, fully vested and expire in March 2015. There were no options granted or exercised in 2004.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
Set forth below is certain information concerning common stock ownership by directors, executive officers, directors and officers as a group, and holders of more than 5% of the outstanding common stock.
Shares Held as of March 28, 2006
Name (7)	Shares Owned by Named Persons & Members of His Family (1)		Additional Shares in Which the named Person Has, or Participates in, the Voting or Investment Power (2)		Total Shares & Percent of Class
Maurice Wiener	64,100	(4)	541,830	(3), (5)	605,930	54%
Lawrence Rothstein	50,000	(4)	541,830	(3)	591,830	52%
Walter G. Arader	15,400	(4)			15,400	1%
Harvey Comita	10,000	(4)	477,300	(6)	487,300	43%
Clinton Stuntebeck	5,000	(4)			5,000	*
All Directors and Officers as a Group	161,200	(4)	541,830	(3)	703,030	62%
Emanuel Metz CIBC Oppenheimer Corp. One World Financial Center 200 Liberty Street New York, NY 10281	59,500				59,500	5%
Transco Realty Trust 1870 S. Bayshore Drive Coconut Grove, FL 33133	477,300	(5)			477,300	42%

* less than 1%
___________________________
(1)	Unless otherwise indicated, beneficial ownership is based on sole voting and investment power.

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

(4)
This number includes options granted under the 2000 Stock Option Plan. These options have been granted to Mr. Wiener, 40,500; Mr. Rothstein, 29,900; 5,000 each to Mr. Arader, Mr. Comita and Mr. Stuntebeck; and 16,700 to two officers. Reference is made to Item 10. Executive Compensation for further information about the 2000 Stock Option Plan.

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

Item 12. Certain Relationships and Related Transactions. The following discussion describes the organizational structure of the Company’s subsidiaries and affiliates.

Transco Realty Trust (“Transco”).
Transco is a 44% shareholder of the Company of which Mr. Wiener is its executive trustee of and holds 34% of its stock.

HMG Advisory Corp. (the “Adviser”) and subsidiary.
The day-to-day operations of the Company are handled by the Adviser, as described above under Item 1. Business "Advisory Agreement." The Adviser is majority owned by Mr. Wiener, its Chairman and CEO.

In August 2004 the HMG Advisory Bayshore, Inc. (“HMGABS”) (a wholly owned subsidiary of the Adviser) was formed for the purposes of overseeing the Monty’s restaurant operations acquired in August 2004. HMGABS will receive a management fee $25,000 per year from Bayshore Rawbar, LLC. For the years ended December 31, 2005 and 2004, HMGBS earned approximately $25,000and $8,000, respectively, in such management fees.

Reference is made to Item 1. Business and Item 6. Management's Discussion and Analysis or Plan of Operation for further information about the remuneration of the Adviser.

Courtland Group, Inc. (“CGI”).
CGI served as the Company's investment Adviser until January 1, 1998 and owns approximately 32% of Transco's stock and owns approximately 5% of the Company’s common stock. CGI is majority owned by Mr. Wiener, its Chairman and CEO

Courtland Investments, Inc. (“CII”).
The Company holds a 95% non-voting interest and Masscap Investment Company ("Masscap") holds a 5% voting interest in CII. In May 1998, the Company and Masscap entered into a written agreement in order to confirm and clarify the terms of their previous continuing arrangement with regard to the ongoing operations of CII, all of which provide the Company with complete authority over all decision making relating to the business, operation, and financing of CII consistent with the Company’s status as a real estate investment trust.

CII and its wholly-owned subsidiary own 100% of Grove Isle Club, Inc., Grove Isle Yacht Club Associates, Grove Isle Marina, Inc., CII Spa, LLC, Courtland Bayshore Rawbar, LLC and it also owns 15% of Grove Isle Associates, Ltd., (the Company owns the other 85%).

T.G.I.F. Texas, Inc. (“T.G.I.F.”).
CII owns approximately 49% of the outstanding shares of T.G.I.F. Mr. Wiener is a director and chairman of T.G.I.F. and owns, directly and indirectly, approximately 18% of the outstanding shares of T.G.I.F. T.G.I.F also owns 10,000 shares of the Company’s stock.

HMG-Fieber Associates (“Fieber”).
The Company owns approximately 70% interest in Fieber and the other 30% is owned by NAF Associates (“NAF”).

The following discussion describes all material transactions, receivables and payables involving related parties. All of the transactions described below were on terms as favorable to the Company as comparable transactions with unaffiliated third parties.

The Adviser.
As of December 31, 2005 and 2004 the Adviser owed the Company approximately $184,000 and $234,000, respectively. Amounts due from the Adviser bear interest at the prime rate plus 1% payable monthly, with principal due on demand.

The Adviser leases its executive offices from CII pursuant to a lease agreement. This lease agreement is at the going market rate for similar property and calls for base rent of $48,000 per year payable in equal monthly installments. Additionally, the Adviser is responsible for all utilities, maintenance, and security expenses relating to the leased premises. The lease term is five years expiring in November 2009.

In August 2004 the HMG Advisory Bayshore, Inc. (“HMGABS”) (a wholly owned subsidiary of the Adviser) was formed for the purposes of overseeing the Monty’s restaurant operations acquired in August 2004. HMGABS will receive a management fee $25,000 per year from Bayshore Rawbar, LLC. For the years ended December 31, 2005 and 2004, HMGBS earned approximately $25,000and $8,000, respectively, in such management fees.

South Bayshore Associates (“SBA”).
SBA is a joint venture in which Transco and the Company hold interests of 25% and 75%, respectively. The sole major asset of SBA is a demand note from Transco, bearing interest at the prime rate, with an outstanding balance of approximately $331,000 in principal and interest as of December 31, 2005 compared to a balance of $432,000 as of December 31, 2004.

The Company also holds a demand note from SBA bearing interest at the prime rate plus 1% with an outstanding balance as of December 31, 2005 and 2004 of approximately $1,048,000 and $1,122,000, in principal and accrued interest, respectively. Interest payments of $120,000 and $20,000 were made in 2005 and 2004, respectively. Accrued and unpaid interest is not added to the principal. Because the Company consolidates SBA, the note payable and related interest income is eliminated in consolidation.

CGI. As of December 31, 2005 and 2004, CGI owed the Company approximately $253,000 and $303,000, respectively. Amounts due from CGI bear interest at the prime rate plus 1% payable monthly, with principal due on demand.

CII. The Company holds a demand note due from its 95%-owned consolidated subsidiary, CII, bearing interest at the prime rate plus 1% with an outstanding balance of $5,220,000 and $4,491,000 as of December 31, 2005 and 2004, respectively. During 2005 and 2004, advances from the Company to CII totaled $1.4 million and $3.1 million, respectively. Repayments from CII to the Company during 2005 and 2004 were $673,000 and $1.9 million, respectively. Accrued and unpaid interest is capitalized and included in advances. Because CII is a consolidated subsidiary of the Company, the note payable and related interest is eliminated in consolidation.

In 1986, CII acquired from the Company the rights to develop the marina at Grove Isle for a promissory note of $620,000 payable at an annual rate equal to the prime rate. The principal matures on January 2, 2006. Interest payments are due each January 2. Because the Company consolidates CII, the note payable and related interest income is eliminated in consolidation.

CII compensates one employee directly in his capacity as project manager for the Company’s Texas property. This employee is Mr. Bernard Lerner who is a vice president of Courtland Investments, Inc. and is also a cousin of the Company’s Chairman and CEO Mr. Maurice Wiener. For the years ended December 31, 2005 and 2004 CII paid Mr. Lerner $85,000.

CII Spa, LLC.
As more fully discussed in Item 2.Description of Property, in September 2004 the Company entered into an agreement with Noble House Associates, LLC (“NHA”), an affiliate of the Westgroup, for the purpose of developing and operating on the Grove Isle property, a commercial project consisting of a first class spa, together with related improvements and amenities (the “Grove Isle Spa”). A subsidiary of the Company, CII Spa, LLC (“CIISPA”) and NHA formed a Delaware limited liability company, Grove Spa, LLC (“GS”) which is owned 50% by CIISPA and 50% by NHA. Construction of Grove Isle Spa was completed in the first quarter of 2005 and operations commenced in March 2005. GS sub-leases the Grove Isle Spa property from Westgroup. The initial term of the sublease commenced on September 15, 2004 and ends on November 30, 2016, with the GS having the right to extend the term for two additional consecutive 20 year terms on the same terms as the original sublease. Annual base rent of the sublease is $10,000, plus GS shall pay real estate taxes, insurance, utilities and all other costs relating to Grove Isle Spa.

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

T.G.I.F.
As of December 31, 2005 and 2004, CII owed approximately $3,661,000 to T.G.I.F. All advances between CII and T.G.I.F. are due on demand and bear interest at the prime rate plus 1%. All interest due has been paid. As of December 31, 2005 and 2004, T.G.I.F. had amounts due from Mr. Wiener of approximately $707,000. These amounts are due on demand and bear interest at the prime rate. All interest due has been paid. Mr. Wiener received consulting and director’s fees from T.G.I.F of approximately $37,000 and $41,000 for the years ended December 31, 2005 and 2004, respectively. Also, T.G.I.F. owns 10,000 shares of the Company which were purchased in 1996 at the market value.

Exercised stock options and related promissory notes.
On August 24, 2000, certain officers and directors of the Company exercised all of their stock options and purchased a total of 70,000 shares of the Company’s common stock for $358,750. The Company received $70,000 in cash and $288,750 in promissory notes for the balance. The balance of the notes as of December 31, 2004 was $258,750, and in 2005 all balances were satisfied.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits listed in the Index to Exhibits.

(b) Reports on Form 8-K: None.

Item 14. Principal Accountants Fees and Services.
The following table sets forth fees billed to the Company by the Company's independent auditors for the year ended December 31, 2005 and December 31, 2004 for (i) services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance. The Audit Committee pre-approved all services rendered by the Company’s independent auditors.

Principal Accountant Fees and Services

For the fiscal year ended	December 31, 2005	December 31, 2004
Audit Fees	$50,000	$40,000
Audit - Related Fees	21,000	21,000
Tax Fees	22,000	20,000
Total Fees	$93,000	$81,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HMG/Courtland Properties, Inc.

March 31, 2006	By: /s/ Maurice Wiener
Maurice Wiener
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Maurice Wiener	March 31, 2006
Maurice Wiener
Chairman of the Board
Chief Executive Officer

/s/ Lawrence I. Rothstein	March 31, 2006
Lawrence I. Rothstein
Director, President, Treasurer and Secretary
Principal Financial Officer

/s/ Walter G. Arader	March 31, 2006
Walter G. Arader, Director

/s/ Harvey Comita	March 31, 2006
Harvey Comita, Director

/s/ Clinton Stuntebeck	March 31, 2006
Clinton Stuntebeck, Director

/s/ Carlos Camarotti	March 31, 2006
Carlos Camarotti
Vice President - Finance and Controller
Principal Accounting Officer

INDEX EXHIBIT Description

(3)	(a)	Amended and Restated Certificate of Incorporation	Incorporated by reference to Annex A of the May 29, 2001 Proxy Statement.

	(b)	By-laws	Incorporated by reference to Exhibit 6.1 to the Registration Statement of Hospital Mortgage Group, Inc. on Form S-14, No. 2-64, 789, filed July 2, 1979.

(10)	(a)	Amended and restated lease agreement between Grove Isle Associates, Ltd. and Westgroup Grove Isle Associates, Ltd. dated November 19, 1996.	Incorporated by reference to Exhibit 10(d) to the 1996 Form 10-KSB

	(b)	Master agreement between Grove Isle Associates, Ltd. Grove Isle Clubs Inc., Grove Isle Investments, Inc. and Westbrook Grove Isle Associates, Ltd. dated November 19, 1996.	Incorporated by reference to Exhibit 10(e) to the 1996 Form 10-KSB

	(c)	Agreement Re: Lease Termination between Grove Isle Associates, Ltd. and Grove Isle Club, Inc. dated November 19, 1996.	Incorporated by reference to Exhibit 10(f) to the 1996 Form 10-KSB

	(d)	Amended and restated agreement between NAF Associates and the Company, dated August 31, 1999.	Incorporated by reference to Exhibit 10(f) to the 1999 Form 10-KSB

(e)	Amendment to Amended and restated lease agreement between Grove Isle Associates, Ltd. and Westgroup Grove Isle Associates, Ltd. dated December 1, 1999.	Incorporated by reference to Exhibit 10(g) to the 1999 Form 10-KSB

(f)	Lease agreement between Courtland Investments, Inc. and HMG Advisory Corp. dated December 1, 1999.	Incorporated by reference to Exhibit 10(h) to the 1999 Form 10-KSB

(g)	2000 Incentive Stock Option Plan of HMG/ Courtland Properties, Inc.	Incorporated by reference to Exhibit 10(h) to the 2001 Form 10-KSB

(h)	Amended and Restated Advisory Agreement between the Company and HMG Advisory Corp. effective January 1, 2003.	Incorporated by reference to Exhibit 10(i) and 10(j) to the 2002 Form 10-KSB

(i)	Second Amendment to Amended and restated lease agreement included herein between Grove Isle Associated, Ltd. and Westgroup Grove Isle Associates, Ltd. dated September 15, 2004	Incorporated by reference to Exhibit 10(i) to the 2004 Form 10-KSB

(j)	Operating Agreement of Grove Spa, LLC dated September 15, 2004	Incorporated by reference to Exhibit 10(j) to the 2004 Form 10-KSB

(k)	Sublease between Westgroup Grove Isle Associates, Ltd. and Grove Spa, LLC dated September 15, 2004	Incorporated by reference to Exhibit 10(k) to the 2004 Form 10-KSB Included herein.

(l)	Purchase and Sale Agreement (“Acquisition of Monty’s”) between Bayshore Restaurant Management Corp. and Bayshore Landing, LLC dated August 20, 2004	Incorporated by reference to Exhibit 10(l) to the 2004 Form 10-KSB

(m)	Ground Lease between City of Miami and Bayshore Landing, LLC dated August 20, 2004 and related document	Incorporated by reference to Exhibit 10(m) to the 2004 Form 10-KSB

	(n)	Loan Agreement between Wachovia Bank and Bayshore Landing, LLC dated August 20, 2004	Incorporated by reference to Exhibit 10(n) to the 2004 Form 10-KSB

	(o)	Operating Agreement of Bayshore Landing, LLC dated August 19, 2004	Incorporated by reference to Exhibit 10(o) to the 2004 Form 10-KSB

	(p)	Management Agreement for Bayshore Rawbar , LLC executed by RMI, LLC	Incorporated by reference to Exhibit 10(p) to the 2004 Form 10-KSB

	(q)	Management Agreement for Bayshore Rawbar, LLC executed by HMG Advisory Bayshore, Inc.	Incorporated by reference to Exhibit 10(q) to the 2004 Form 10-KSB

	(r)	Management and Leasing Agreement for Bayshore Landing, LLC executed by RCI Bayshore, Inc.	Incorporated by reference to Exhibit 10(r) to the 2004 Form 10-KSB

(14)	Code of Ethics for Chief Executive Officer and Senior Financial Officers dated May 2003		Incorporated by reference to Exhibit 14 to the 2004 Form 10-KSB

(21)	Subsidiaries to the Company		Included herein.

(31)	(a)	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Incorporated by reference to Exhibit 31 to the 2003 Form 10-KSB

	(b)	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herein.

(32)	(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002	Included herein.

	(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002	Included herein.