Form 10QSB
period 2006-03-31
HMG COURTLAND PROPERTIES INC
filed 2006-05-15
CIK 311817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2006

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to

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

Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes x No___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ ]     No [ X]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

1,023,955 Common shares were outstanding as of March 31, 2006.

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

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
ASSETS	(UNAUDITED)
Investment properties, net of accumulated depreciation:
Commercial properties	$6,459,840	$6,513,793
Commercial properties- construction in progress	701,403	171,727
Hotel, club and spa facility	5,785,047	5,845,030
Marina properties	3,064,790	2,899,085
Land held for development	589,419	589,419
Total investment properties, net	16,600,499	16,019,054

Cash and cash equivalents	2,582,935	2,350,735
Investments in marketable securities	6,139,230	6,576,954
Other investments	5,233,067	5,119,179
Investment in affiliate	3,098,528	3,074,530
Loans, notes and other receivables	2,055,039	2,037,651
Notes and advances due from related parties	753,259	767,768
Deferred taxes	40,000	88,000
Goodwill	7,728,627	7,728,627
Interest rate swap contract asset	130,000	-
Other assets	642,520	640,602
TOTAL ASSETS	$45,003,704	$44,403,100

LIABILITIES
Mortgages and notes payable	$21,403,571	$20,823,764
Accounts payable and accrued expenses	1,358,182	1,266,561
Margin payable to broker	1,319,896	1,211,925
Interest rate swap contract payable	-	266,000
TOTAL LIABILITIES	24,081,649	23,568,250

Minority interests	3,326,220	2,674,740

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; 2,000,000 shares
authorized; none issued	-	-
Excess common stock, $1 par value; 500,000 shares authorized;
none issued	-	-
Common stock, $1 par value; 1,500,000 shares authorized;
1,317,535 shares issued and outstanding
as of March 31, 2006 and December 31, 2005	1,317,535	1,317,535
Additional paid-in capital	26,585,595	26,585,595
Undistributed gains from sales of properties, net of losses	41,315,056	41,315,056
Undistributed losses from operations	(49,121,517)	(49,046,362)
Accumulated other comprehensive income (loss)	65,000	(133,000)
	20,161,669	20,038,824
Less: Treasury stock, at cost (293,580 & 244,500 shares as of
March 31, 2006 and December 31, 2005, respectively)	(2,565,834)	(1,878,714)
TOTAL STOCKHOLDERS' EQUITY	17,595,835	18,160,110

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$45,003,704	$44,403,100

See notes to the condensed consolidated financial statements

(1)

HMG/COURTLAND PROPERTIES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
	Three months ended March 31,
REVENUES	2006	2005
Real estate rentals and related revenue	$415,230	$382,955
Food & beverage sales	1,786,051	1,564,448
Marina revenues	427,814	394,223
Spa revenues	129,130	61,124
Net gain from investments in marketable securities	136,353	7,780
Net income (loss) from other investments	112,818	(83,631)
Interest, dividend and other income	130,462	142,419
Total revenues	3,137,858	2,469,318
EXPENSES
Operating expenses:
Rental and other properties	254,452	219,751
Food and beverage cost of sales	530,396	451,758
Food and beverage labor and related costs	335,929	296,718
Food and beverage other operating costs	539,736	477,062
Marina expenses	260,016	212,195
Spa expenses	152,285	51,767
Depreciation and amortization	261,283	227,049
Adviser's base fee	225,000	225,000
General and administrative	78,277	71,802
Professional fees and expenses	78,648	58,418
Directors' fees and expenses	16,300	16,732
Total operating expenses	2,732,322	2,308,252

Interest expense	397,820	342,694
Minority partners' interests in operating income of
consolidated entities	34,871	61,020
Total expenses	3,165,013	2,711,966

Loss before income taxes	(27,155)	(242,648)

Provision for (benefit from) income taxes	48,000	(385,000)
Net (loss) income	($75,155)	$142,352

Other comprehensive income:
Unrealized gain on interest rate swap agreement	$198,000	$146,500
Total other comprehensive income	198,000	146,500

Comprehensive income	$122,845	$288,852

Net (loss) income Per Common Share:
Basic and diluted	($.07)	$.13
Weighted average common shares outstanding	1,050,131	1,089,135

See notes to the condensed consolidated financial statements

(2)

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	($75,155)	$142,352
Adjustments to reconcile net (loss) income to net cash provided by
(used in) operating activities:
Depreciation and amortization	261,283	227,049
Net (income) loss from other investments	(112,818)	92,856
Net gain from investments in marketable securities	(136,353)	(7,780)
Minority partners' interest in operating income	34,871	61,020
Deferred income tax expense (benefit)	48,000	(385,000)
Changes in assets and liabilities:
Increase in other assets and other receivables	(46,586)	(154,121)
Net proceeds from sales and redemptions of securities	791,871	157,068
Increase in investments in marketable securities	(217,794)	(449,852)
Increase in accounts payable and accrued expenses	91,621	172,127
Increase in margin payable to brokers and other liabilities	107,971	132,821
Total adjustments	822,066	(153,812)
Net cash provided by (used in) operating activities	746,911	(11,460)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and improvements of properties	(839,749)	(714,246)
Decrease in notes and advances from related parties	14,509	95,738
Additions in mortgage loans and notes receivables	-	(100,000)
Collections of mortgage loans and notes receivables	24,303	87,831
Distributions from other investments	229,456	235,451
Contributions to other investments	(254,525)	(131,192)
Net cash used in investing activities	(826,006)	(526,418)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additional borrowings, mortgages and notes payables	614,777	-
Repayment of mortgages and notes payables	(34,970)	(34,709)
Purchase of treasury stock	(687,120)	-
Contributions from minority partners	418,608	-
Net cash provided by (used in) financing activities	311,295	(34,709)

Net increase (decrease) in cash and cash equivalents	232,200	(572,587)

Cash and cash equivalents at beginning of the period	2,350,735	3,410,408

Cash and cash equivalents at end of the period	$2,582,935	$2,837,821

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$398,000	$343,000

See notes to the condensed consolidated financial statements

(3)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-QSB, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2005. The balance sheet as of December 31, 2005 was derived from audited financial statements as of that date. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

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

(4)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

Summarized combined statement of income for Landing and Rawbar for the three months ended March 31, 2006 and 2005 is presented below (Note: the Company’s ownership percentage in these operations is 50%):

Summarized Combined statements of income Bayshore Landing, LLC and Bayshore Rawbar, LLC	For the three months ended March 31, 2006	For the three months ended March 31, 2005

Revenues:
Food and Beverage Sales	$1,786,000	$1,564,000
Marina dockage and related	316,000	281,000
Retail/mall rental and related	73,000	32,000
Total Revenues	2,175,000	1,877,000

Expenses:
Cost of food and beverage sold	530,000	452,000
Labor and related costs	284,000	243,000
Entertainers	52,000	54,000
Other food and beverage related costs	96,000	94,000
Other operating costs	216,000	149,000
Insurance	88,000	83,000
Management fees	93,000	96,000
Utilities	95,000	76,000
Ground rent - City of Miami, FL	172,000	206,000
Interest	240,000	224,000
Depreciation	109,000	90,000
Total Expenses	1,975,000	1,767,000

Net Income	$200,000	$110,000

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

Net gain from investments in marketable securities for the three months ended March 31, 2006 and 2005 is summarized below:

	Three Months Ended March 31,
Description	2006	2005
Net realized gain from sales of securities	$29,000	$42,000
Unrealized net gain (loss) in trading securities	107,000	(34,000)
Total net gain from investments in marketable securities	$136,000	$8,000

For the three months ended March 31, 2006 net realized gain from sales of marketable securities of approximately $29,000 consisted of approximately $164,000 of gross gains net of $135,000 of gross losses. For the three months ended March 31, 2005 net realized gain from sales of marketable securities of approximately $42,000 consisted of approximately $49,000 of gross gains net of $7,000 of gross losses.

Investment gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net earnings. However, the amount of investment gains or losses on marketable securities for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

5. OTHER INVESTMENTS
As of March 31, 2006, the Company has committed to invest approximately $12.8 million in other investments primarily in private capital funds, of which approximately $11.3 million has been funded. The carrying value of other investments (which reflects distributions and valuation adjustments) is approximately $5.2 million as of March 31, 2006.

During the three months ended March 31, 2006 the Company made initial contributions to two new funds totaling $205,000 and made follow-on contributions to three existing investments of approximately $50,000. During this same period the Company received approximately $229,000 in distributions primarily from one investment in which the partial redemption of $100,000 was requested and granted.

(6)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

Net income (loss) from other investments for the three months ended March 31, 2006 and 2005, is summarized below:

	2006	2005
High yield distressed debt fund	$38,000	$-
Venture capital fund - technology	51,000	20,000
Others, net	-	($133,000)
Income from investment in 49% owned affiliate (T.G.I.F. Texas, Inc.)	24,000	29,000
Total net income (loss) from other investments	$113,000	($84,000)

During the three months ended March 31, 2006, the Company received cash distributions from two funds, one from a high yield distressed debt fund the other from a technology venture fund. These distributions exceeded the carrying amount of the investments and accordingly were recognized as income.

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

6. DERIVATIVE FINANCIAL INSTRUMENTS
The Company is exposed to interest rate risk through its borrowing activities. In order to minimize the effect of changes in interest rates, the Company has entered into an interest rate swap contract under which the Company agrees to pay an amount equal to a specified rate of 7.57% times a notional principal approximating the outstanding loan balance, and to receive in return an amount equal to the one month LIBOR rate plus 2.45% times the same notional amount. The Company designated this interest rate swap contract as a cash flow hedge. As of March 31, 2006 the fair value (net of 50% minority interest) was a gain of $65,000 and as of December 31, 2005 the fair value (net of 50% minority interest) of the cash flow hedge was a loss of approximately $133,000. These amounts have been recorded as other comprehensive gain (loss) and will be reclassified to interest expense over the life of the swap contract.

7. PURCHASE OF TREASURY STOCK
In February 2006 the Company purchased 49,080 shares of the Company’s common stock from one shareholder for $687,000, or $14 per share.

8. SEGMENT INFORMATION
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

(7)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

8. SEGMENT INFORMATION (continued)

	For the three months ended March 31,
	2006	2005
Net Revenues:
Real estate and marina rentals	$843,044	$777,178
Food and beverage sales	1,786,051	1,564,448
Other investments and related income	508,763	127,692
Total Net Revenues	$3,137,858	$2,469,318

Income (loss) before income taxes:
Real estate and marina rentals	($4,973)	$87,228
Food and beverage sales	73,063	61,280
Other investments and related income	(95,245)	(391,156)
Total loss before income taxes	($27,155)	($242,648)

(8)

Item 2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations

RESULTS OF OPERATIONS
The Company reported a net loss of approximately $75,000 (or $.07 per share) for the three months ended March 31, 2006. This is as compared with net income of approximately $142,000 (or $.13 per share) for the three months ended March 31, 2005.

As discussed further below, total revenues for the three months ended March 31, 2006 as compared with the same period in 2005, increased by approximately $668,000 or 27%. Total expenses for the three months ended March 31, 2006, as compared with the same period in 2005, increased by approximately $453,000 or 17%.

REVENUES

Rentals and related revenues for the three months ended March 31, 2006 as compared with the same period in 2005 increased by $32,000 (8%). This increase was primarily due to increased rental revenue from the Monty’s retail mall

Restaurant operations:
A summarized statement of income for the Company’s Monty’s restaurant for the three months ended March 31, 2006 and 2005 is presented below:

Summarized statement of income of Monty’s restaurant	Three months ended March 31, 2006	Percentage of sales	Three months ended March 31, 2005	Percentage of sales
Revenues:
Food and Beverage Sales	$1,786,000	100%	$1,564,000	100%
Expenses:
Cost of food and beverage sold	530,000	29.7%	452,000	28.9%
Labor, entertainment and related costs	336,000	18.8%	297,000	19.0%
Other food and beverage direct costs	70,000	3.9%	54,000	3.5%
Insurance	46,000	2.6%	47,000	3.0%
Management fees	81,000	4.5%	81,000	5.2%
Utilities	52,000	2.9%	52,000	3.3%
Rent (as allocated)	168,000	9.4%	146,000	9.3%
Other	123,000	6.9%	96,000	6.1%
Total Expenses	1,406,000	78.7%	1,225,000	78.3%

Income before depreciation and minority interest	$380,000	21.3%	$339,000	21.7%

The restaurant operations which are primarily outdoors benefited from less rain in the first quarter of 2006 as compared to 2005 and from the substantial completion of construction at the Monty’s property in December 2005.

(9)

Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Marina operations:
Summarized and combined statements of income for marina operations:
(The Company owns 50% of the Monty’s marina and 95% of the Grove Isle marina)

	Combined marina operations	Combined marina operations
Summarized statement of income of marina operations	Three months ended March 31, 2006	Three months ended March 31, 2005
Revenues:
Dockage fees and related income	$315,000	$281,000
Grove Isle marina slip owners dues	113,000	113,000
Total marina revenues	428,000	394,000
Expenses:
Labor and related costs	54,000	57,000
Insurance	40,000	43,000
Management fees	9,000	11,000
Utilities	35,000	18,000
Bay bottom lease	59,000	38,000
Repairs and maintenance	39,000	24,000
Other	24,000	21,000
Total Expenses	260,000	212,000

Income before gain interest, depreciation and minority interest	$168,000	$182,000

The Monty’s Marina dockage fee and related income for the three months ended March 31, 2006 as compared to the same period in 2005 increased by approximately $34,000 or over 8%. This was the result of increased dockage after repairs and improvements to the marina were completed in December 2005. Bay bottom lease expense for the three months ended March 31, 2006 as compared to the same period in 2005 increased by approximately $21,000 or 55% due to increased rent allocated to the Monty’s Marina relating to its lease with the City of Miami, Florida. This lease calls for lease payments of 15% of marina revenue plus sales tax.

Spa revenues for the three months ended March 31, 2006 as compared with the same period in 2005 increased by $68,000 or 111%. The spa began operations in the first quarter of 2005 and comparisons for these two periods are not meaningful at this time.

Net gain from investments in marketable securities for the three months ended March 31 2006 as a gain of approximately $136,000, as compared with a net gain from investments in marketable securities of approximately $8,000 for the same period in 2005. For further details refer to Note 4 to Condensed Consolidated Financial Statements (unaudited).

Net income from other investments for the three months ended March 31, 2006 was approximately $113,000. This is as compared with a net loss of approximately $84,000 for the same period in 2005. The increase in income was primarily from the write down of one investment for $147,000 in 2005. For further details refer to Note 5 to Condensed Consolidated Financial Statements (unaudited).

(10)

Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Interest and dividend income for the three months ended March 31, 2006 was approximately $130,000 as compared with approximately $142,000, for the same period in 2005. The decrease from last year of $12,000 (or 8%) was primarily due to decreased investments in bonds and other marketable securities that yield interest and dividends.

EXPENSES
Expenses for rental and other properties for the three months ended March 31, 2006 increased by approximately $35,000 (or 16%) as compared to that for the three months ended March 31, 2005. This increase was primarily due to a management fee of $100,000 paid to the manager of the HMG-Fieber joint venture which sold its last property in August 2005. This increase was partially offset by decreased repairs and maintenance at the Monty’s retail mall.

For comparisons of all food and beverage related expenses refer to Restaurant Operations (above) summarized statement of income for Monty’s restaurant.

For comparisons of all marina related expenses refer to Marina Operations (above) for summarized and combined statements of income for marina operations.

Spa expenses for the three months ended March 31, 2006 were approximately $152,000 as compared to $52,000 for the three months ended March 31, 2005. The Grove Spa began operations in the first quarter of 2005 and comparisons between the two periods are not meaningful at this time.

Depreciation and amortization expense for the three months ended March 31, 2006 increased by approximately $34,000 (or 15%) primarily due to the completion of the Grove Spa property in the first quarter of 2005.

Professional fees expense for the three months ended March 31, 2006 increased by approximately $20,000 (or 35%) as compared with the same period in 2005. This increase was primarily the result of an increase in accounting fees.

Interest expense for the three months ended March 31, 2006 increased by approximately $55,000 (or 16%), as compared with the same period in 2005. This was primarily due to increased bank borrowings for improvements made to the Monty’s property.

EFFECT OF INFLATION:
Inflation affects the costs of operating and maintaining the Company's investments. In addition, rentals under certain leases are based in part on the lessee's sales and tend to increase with inflation, and certain leases provide for periodic adjustments according to changes in predetermined price indices.

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES
The Company's material commitments in 2006 primarily consist of maturities of debt obligations of approximately $4.1 million and commitments to fund private capital investments of approximately $1.5 million due upon demand. The funds necessary to meet these obligations are expected to be available from the proceeds of sales of properties or investments, refinancing, distributions from investments and available cash. The majority of maturing debt obligations for 2006 is a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of approximately $3.7 million. This amount is due on demand. It is expected that this obligation when due to TGIF would be paid with funds available from distributions from its investment in TGIF and from available cash.

(11)

Management's Discussion and Analysis of Financial
Condition and Results of Operations
(continued)

MATERIAL COMPONENTS OF CASH FLOWS
For the three months ended March 31, 2006, net cash provided by operating activities was approximately $747,000. Included in this amount are proceeds and redemptions of marketable securities of $792,000 partially offset by increased investments in marketable securities of approximately $218,000.

For the three months ended March 31, 2006, net cash used in investing activities was approximately $826,000. This consisted primarily of $752,000 of improvements to the Monty’s property.

For the three months ended March 31, 2006, net cash provided by financing activities was approximately $311,000. This consisted of $615,000 of additional borrowings under the Monty’s property construction loan agreement and $418,000 of contributions from minority partners. These sources of funds were partially offset by the purchase of treasury stock of $687,000.

(12)

Item 3.  Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries, which we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, was made known to them by others within those entities and reported within the time periods specified in the SEC's rules and forms.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings: None.

Item 2. Changes in Securities and Small Business Issuers Purchase of Equity Securities: None.

Item 3. Defaults Upon Senior Securities: None.

Item 4. Submission of Matters to a Vote of Security Holders: None

Item 5. Other Information: None

Item 6. Exhibits and Reports on Form 8-K:

(a)	Certifications pursuant to 18 USC Section 1350-Sarbanes-Oxley Act of 2002. Filed herewith.
(b)	Reports on Form 8-K filed for the quarter ended March 31, 2006: None.

(13)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMG/COURTLAND PROPERTIES, INC.

Dated: May 15, 2006	/s/ Lawrence Rothstein
President, Treasurer and Secretary
Principal Financial Officer

Dated: May 15, 2006	/s/Carlos Camarotti
Vice President- Finance and Controller
Principal Accounting Officer

(14)