Form 10QSB
period 2006-06-30
HMG COURTLAND PROPERTIES INC
filed 2006-08-14
CIK 311817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2006
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to______________

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

Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x     No__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ ]     No [ X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

1,023,955 Common shares were outstanding as of June 30, 2006.

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

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
ASSETS	(UNAUDITED)
Investment properties, net of accumulated depreciation:
Commercial properties	$7,271,030	$6,513,793
Commercial properties- construction in progress	387,136	171,727
Hotel, club and spa facility	5,677,725	5,845,030
Marina properties	3,008,055	2,899,085
Land held for development	589,419	589,419
Total investment properties, net	16,933,365	16,019,054

Cash and cash equivalents	1,965,029	2,350,735
Investments in marketable securities	5,879,008	6,576,954
Other investments	5,269,709	5,119,179
Investment in affiliate	3,155,411	3,074,530
Loans, notes and other receivables	1,964,002	2,037,651
Notes and advances due from related parties	759,165	767,768
Deferred taxes	70,000	88,000
Goodwill	7,728,627	7,728,627
Interest rate swap contract asset	411,000	-
Other assets	606,645	640,602
TOTAL ASSETS	$44,741,961	$44,403,100

LIABILITIES
Mortgages and notes payable	$21,247,972	$20,823,764
Accounts payable and accrued expenses	967,873	1,266,561
Margin payable to broker	1,302,755	1,211,925
Interest rate swap contract payable	-	266,000
TOTAL LIABILITIES	23,518,600	23,568,250

Minority interests	3,549,078	2,674,740

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; 2,000,000 shares
authorized; none issued	-	-
Excess common stock, $1 par value; 500,000 shares authorized;
none issued	-	-
Common stock, $1 par value; 1,500,000 shares authorized;
1,317,535 shares issued and outstanding
as of June 30, 2006 and December 31, 2005	1,317,535	1,317,535
Additional paid-in capital	26,585,595	26,585,595
Undistributed gains from sales of properties, net of losses	41,315,056	41,315,056
Undistributed losses from operations	(49,183,569)	(49,046,362)
Accumulated other comprehensive income (loss)	205,500	(133,000)
	20,240,117	20,038,824
Less: Treasury stock, at cost (293,580 & 244,500 shares as of
June 30, 2006 and December 31, 2005, respectively)	(2,565,834)	(1,878,714)
TOTAL STOCKHOLDERS' EQUITY	17,674,283	18,160,110

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$44,741,961	$44,403,100

See notes to the condensed consolidated financial statements

(1)

HMG/COURTLAND PROPERTIES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
REVENUES	2006	2005	2006	2005
Real estate rentals and related revenue	$411,192	$382,182	$826,422	$765,137
Food & beverage sales	1,800,940	1,448,145	3,586,991	3,012,593
Marina revenues	416,621	385,399	844,435	779,622
Spa revenues	179,368	94,918	308,498	156,042
Net (loss) gain from investments in marketable securities	(110,746)	50,734	25,607	58,514
Net income (loss) from other investments	196,893	77,334	309,711	(6,297)
Interest, dividend and other income	189,580	135,992	320,042	278,411
Total revenues	3,083,848	2,574,704	6,221,706	5,044,022
EXPENSES
Operating expenses:
Rental and other properties	162,157	182,074	416,609	386,588
Food and beverage cost of sales	508,919	435,945	1,039,315	887,703
Food and beverage labor and related costs	334,234	320,311	670,163	617,029
Food and beverage other operating costs	567,180	488,003	1,106,916	965,065
Marina expenses	272,852	214,777	532,868	442,209
Spa expenses	193,228	84,809	345,513	136,576
Depreciation and amortization	286,169	269,252	547,452	496,301
Adviser's base fee	225,000	225,000	450,000	450,000
General and administrative	81,822	88,842	160,099	160,644
Professional fees and expenses	67,983	59,994	146,631	118,412
Directors' fees and expenses	16,711	18,987	33,011	35,719
Total operating expenses	2,716,255	2,387,994	5,448,577	4,696,246

Interest expense	425,929	321,545	823,749	664,239
Minority partners' interests in operating income (loss) of
consolidated entities	33,716	(29,489)	68,587	31,531
Total expenses	3,175,900	2,680,050	6,340,913	5,392,016

Loss before income taxes	(92,052)	(105,346)	(119,207)	(347,994)

(Benefit from) provision for income taxes	(30,000)	(36,000)	18,000	(421,000)
Net (loss) income	($62,052)	($69,346)	($137,207)	$73,006

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap agreement	$75,500	($275,000)	$338,500	($128,500)
Total other comprehensive income (loss)	75,500	(275,000)	338,500	(128,500)

Comprehensive income (loss)	$13,448	($344,346)	$201,293	($55,494)

Net (Loss) Income Per Common Share:
Basic	($0.06)	($0.06)	($0.13)	$0.07
Diluted	($0.06)	($0.06)	($0.13)	$0.07
Weighted average common shares outstanding	1,023,955	1,078,635	1,036,971	1,083,856
Weighted average common shares outstanding - Diluted	1,035,888	1,097,446	1,051,896	1,105,397

See notes to the condensed consolidated financial statements

(2)

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	($137,207)	$73,006
Adjustments to reconcile net (loss) income to net cash provided by
(used in) operating activities:
Depreciation and amortization	547,452	496,301
Net (income) loss from other investments, before incentive fee	(329,719)	6,297
Net gain from investments in marketable securities	(25,607)	(58,514)
Minority partners' interest in operating income	68,587	31,531
Deferred income tax expense (benefit)	18,000	(176,000)
Changes in assets and liabilities:
Decrease (increase) in other assets and other receivables	53,450	(67,768)
Net proceeds from sales and redemptions of securities	1,311,430	957,533
Increase in investments in marketable securities	(587,877)	(620,995)
Decrease in accounts payable and accrued expenses	(298,688)	(199,468)
Increase (decrease) in margin payable to brokers and other liabilities	90,830	(473,087)
Decrease in income taxes payable	-	(245,000)
Total adjustments	847,858	(348,170)
Net cash provided by (used in) operating activities	710,651	(275,164)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and improvements of properties	(1,447,651)	(1,572,073)
Decrease in notes and advances from related parties	8,603	112,596
Additions in mortgage loans and notes receivables	-	(250,000)
Collections of mortgage loans and notes receivables	40,046	100,000
Distributions from other investments	538,638	395,433
Contributions to other investments	(440,331)	(325,507)
Net cash used in investing activities	(1,300,695)	(1,539,551)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additional borrowings, mortgages and notes payables	615,327	741,974
Repayment of mortgages and notes payables	(191,119)	(69,383)
Purchase of treasury stock	(687,120)	-
Contributions from minority partners	467,250	32,402
Net cash provided by financing activities	204,338	704,993

Net decrease in cash and cash equivalents	(385,706)	(1,109,722)

Cash and cash equivalents at beginning of the period	2,350,735	3,410,408

Cash and cash equivalents at end of the period	$1,965,029	$2,300,686

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$824,000	$664,000

See notes to the condensed consolidated financial statements

(3)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-QSB, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2005. The balance sheet as of December 31, 2005 was derived from audited financial statements as of that date. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

(4)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

Summarized combined statement of income for Landing and Rawbar for the three and six months ended June 30, 2006 and 2005 is presented below (Note: the Company’s ownership percentage in these operations is 50%):

Summarized Combined statements of income Bayshore Landing, LLC and Bayshore Rawbar, LLC	For the three months ended June 30, 2006	For the three months ended June 30, 2005	For the six months ended June 30, 2006	For the six months ended June 30, 2005

Revenues:
Food and Beverage Sales	$1,801,000	$1,449,000	$3,587,000	$3,013,000
Marina dockage and related	304,000	279,000	620,000	560,000
Retail/mall rental and related	67,000	28,000	140,000	60,000
Total Revenues	2,172,000	1,756,000	4,347,000	3,633,000

Expenses:
Cost of food and beverage sold	509,000	436,000	1,039,000	888,000
Labor and related costs	282,000	257,000	566,000	500,000
Entertainers	52,000	63,000	104,000	117,000
Other food and beverage related costs	135,000	109,000	231,000	203,000
Other operating costs	120,000	100,000	246,000	188,000
Repairs and maintenance	79,000	52,000	169,000	113,000
Insurance	89,000	82,000	177,000	165,000
Management fees	99,000	97,000	192,000	193,000
Utilities	106,000	73,000	201,000	149,000
Ground rent - City of Miami, FL	175,000	185,000	347,000	391,000
Interest	254,000	188,000	494,000	412,000
Depreciation and amortization	131,000	91,000	240,000	181,000
Total Expenses	2,031,000	1,733,000	4,006,000	3,500,000

Net Income	$141,000	$23,000	$341,000	$133,000

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

Net gain from investments in marketable securities for the three and six months ended June 30, 2006 and 2005 is summarized below:

	Three months ended June 30,		Six months ended June 30,
Description	2006	2005	2006	2005
Net realized gain from sales of securities	$84,000	$49,000	$113,000	$91,000
Unrealized net (loss) gain in trading securities	(195,000)	2,000	(87,000)	(32,000)
Total net (loss) gain from investments in marketable securities	($111,000)	$51,000	$26,000	$59,000

For the three and six months ended June 30, 2006 net realized gain from sales of marketable securities of approximately $84,000 and $113,000, respectively, consisted of approximately $147,000 of gross gains net of $63,000 of gross losses for the three month period and $311,000 of gross gains and $198,000 of gross losses for the six month period. For the three and six months ended June 30, 2005 net realized gain from sales of marketable securities of approximately $49,000 and $91,000, respectively, consisted of approximately $61,000 of gross gains net of $12,000 of gross losses for the three month period and $110,000 of gross gains and $19,000 of gross losses for the six month period.

Investment gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net earnings. However, the amount of investment gains or losses on marketable securities for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

5. OTHER INVESTMENTS
As of June 30, 2006, the Company has committed to invest approximately $12.9 million in other investments primarily in private capital funds, of which approximately $11.5 million has been funded. The carrying value of other investments (which reflects distributions and valuation adjustments) is approximately $5.3 million as of June 30, 2006.

During the six months ended June 30, 2006 the Company made initial contributions to three new investments totaling $355,000 and made follow-on contributions to three existing investments of approximately $85,000. During this same period the Company received approximately $536,000 in distributions from investments including from one investment in which the partial redemption of $100,000 was requested and granted.

(6)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

Net income (loss) from other investments for the three and six months ended June 30, 2006 and 2005, is summarized below:

	Three months ended June 30,		Six months ended June 30,
Description	2006	2005	2006	2005
Partnership owning diversified operating companies	$35,000	$50,000	$35,000	$67,000
Technology-related venture fund	--	23,000	50,000	43,000
Real estate development and operation	60,000	--	61,000	1,000
Distressed debt fund	34,000	--	73,000	--
Income from investment in 49% owned affiliate (T.G.I.F. Texas, Inc.)	57,000	7,000	81,000	36,000
Others, net	11,000	(3,000)	10,000	(153,000)
Total net gain (loss) from other investments	$197,000	$77,000	$310,000	($6,000)

During the six months ended June 30, 2006, the Company received cash distributions from two funds, one from a high yield distressed debt fund the other from a technology venture fund. These distributions exceeded the carrying amount of the investments and accordingly were recognized as income.

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

6. DERIVATIVE FINANCIAL INSTRUMENTS
The Company is exposed to interest rate risk through its borrowing activities. In order to minimize the effect of changes in interest rates, the Company has entered into an interest rate swap contract under which the Company agrees to pay an amount equal to a specified rate of 7.57% times a notional principal approximating the outstanding loan balance, and to receive in return an amount equal to the one month LIBOR rate plus 2.45% times the same notional amount. The Company designated this interest rate swap contract as a cash flow hedge. As of June 30, 2006 the fair value (net of 50% minority interest) was an unrealized gain of approximately $206,000 and as of December 31, 2005 the fair value (net of 50% minority interest) of the cash flow hedge was an unrealized loss of approximately $133,000. These amounts have been recorded as other comprehensive gain (loss) and will be reclassified to interest expense over the life of the swap contract.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net Revenues:
Real estate and marina rentals	$827,813	$767,581	$1,670,857	$1,544,759
Food and beverage sales	1,800,940	1,448,145	3,586,991	3,012,593
Other investments and related income	455,095	358,978	963,858	486,670
Total Net Revenues	$3,083,848	$2,574,704	$6,221,706	$5,044,022

Loss before income taxes:
Real estate and marina rentals	$51,580	$61,265	$46,607	$148,492
Food and beverage sales	74,784	11,755	147,847	73,035
Other investments and related income	(218,416)	(178,366)	(313,661)	(569,523)
Total loss before income taxes	($92,052)	($105,346)	($119,207)	($347,994)

(8)

Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations

RESULTS OF OPERATIONS
The Company reported a net loss of approximately $62,000 (or $.06 per share) and $137,000 (or $.13 per share) for the three and six months ended June 30, 2006. This is as compared with a net loss of approximately $69,000 (or $.06 per share) and net income of $73,000 (or $.07 per share) for the three and six months ended June 30, 2005, respectively.

As discussed further below, total revenues for the three and six months ended June 30, 2006 as compared with the same periods in 2005, increased by approximately $509,000 or 20% and $1.2 million or 23%, respectively. Total expenses for the three and six months ended June 30, 2006, as compared with the same periods in 2005, increased by approximately $496,000 or 18% and $949,000 or 18%, respectively.

REVENUES
Real estate rental operations:
Rentals and related revenues for the three and six months ended June 30, 2006 as compared with the same periods in 2005 increased by $29,000 (8%) and $61,000 (8%), respectively. These increases were primarily due to increased rental revenue from the Monty’s retail mall after renovations were completed in late 2005 to accommodate three new tenants.

Restaurant operations:
Summarized statements of income for the Company’s Monty’s restaurant for the three and six months ended June 30, 2006 and 2005 are presented below (the Company’s ownership in these operations is 50%):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2006	2005	2006	2005
Revenues:
Food and Beverage Sales	$1,801,000	$1,449,000	$3,587,000	$3,013,000

Expenses:
Cost of food and beverage sold	509,000	436,000	1,039,000	888,000
Labor and related costs	282,000	257,000	566,000	500,000
Entertainers	52,000	63,000	104,000	117,000
Other food and beverage direct costs	68,000	50,000	138,000	104,000
Other operating costs	77,000	74,000	145,000	135,000
Repairs and maintenance	52,000	38,000	107,000	73,000
Insurance	46,000	46,000	92,000	93,000
Management fees	81,000	81,000	162,000	162,000
Utilities	52,000	45,000	104,000	97,000
Rent (as allocated)	192,000	155,000	360,000	301,000
Total Expenses	1,411,000	1,245,000	2,817,000	2,470,000

Income before depreciation and minority interest	$390,000	$204,000	$770,000	$543,000

The restaurant operations which are primarily outdoors benefited from less rain in the first two quarters of 2006 as compared to 2005 and from the substantial completion of construction at the Monty’s property in December 2005.

(9)

Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Marina operations:
Summarized statements of income for the Company’s marina operations for the three and six months ended June 30, 2006 are presented below:
(The Company owns 50% of the Monty’s marina and 95% of the Grove Isle marina)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2006	2005	2006	2005
Marina Revenues:
Monty's dockage fees and related income	$305,000	$280,000	$620,000	$561,000
Grove Isle marina slip owners dues and dockage fees	111,000	106,000	224,000	219,000
Total marina revenues	416,000	386,000	844,000	780,000

Marina Expenses:
Labor and related costs	58,000	42,000	112,000	99,000
Insurance	45,000	43,000	85,000	86,000
Management fees	19,000	12,000	28,000	23,000
Utilities	43,000	24,000	78,000	42,000
Rent to City of Miami and bay bottom lease	58,000	53,000	117,000	107,000
Repairs and maintenance	26,000	16,000	65,000	40,000
Other	24,000	24,000	48,000	45,000
Total marina expenses	273,000	214,000	533,000	442,000

Income before depreciation and minority interest	$143,000	$172,000	$311,000	$338,000

The primary change in marina revenues relates to the operations of the Monty’s marina. The Monty’s marina dockage fee and related income for the three and six months ended June 30, 2006 as compared to the same periods in 2005 increased by approximately $25,000 (or 9%) and $59,000 (or 10%), respectively. These increases were the result of increased dockage after repairs and improvements to the marina were completed in December 2005. Marina expenses for the three and six months ended June 30, 2006 and 2005 increased by $59,000 (or 27%) and $91,000 (or 21%), respectively. These increases were primarily attributable to increased labor and utilities costs.

Spa operations:
Spa revenues for the three and six months ended June 30, 2006 were $179,000 and $308,000, respectively. Spa expenses (excluding depreciation and interest expense) for the same periods were $193,000 and $345,000, respectively. The Grove Isle Spa began operations in the first quarter of 2005 and comparisons to the prior year are not meaningful at this time.

Marketable securities:
Net loss from investments in marketable securities for the three months ended June 30, 2006 was approximately $110,000 and a net gain for the six months ended June, 30, 2006 of $26,000. This is as compared with a net gain from investments in marketable securities of approximately $51,000 and $59,000 for the three and six months ended June 30, 2005, respectively. For further details refer to Note 4 to Condensed Consolidated Financial Statements (unaudited).

(10)

Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Other investments:
Net gain from other investments for the three and six months ended June 30, 2006 was approximately $197,000 and $310,000, respectively. This is as compared with a net gain (loss) of approximately $77,000 and ($6,000) for the same comparable periods in 2005, respectively. For further details refer to Note 5 to Condensed Consolidated Financial Statements (unaudited).

Interest, dividend and other income:
Interest and dividend income for the three and six months ended June 30, 2006 increased by approximately $54,000 (or 39%) and $42,000 (or 15%) as compared with the same comparable periods in 2005, respectively. The increases from last year consist primarily of approximately $67,000 of non-recurring real estate consulting fee income received in June 2006.

EXPENSES
Expenses for rental and other properties for the three months ended June 30, 2006 decreased by approximately $20,000 (or 10%) as compared to that for the three months ended June 30, 2005. This decrease was primarily due to decreased rent expense related to the Monty’s rental activity. Expenses for rental and other properties for the six months ended June 30, 2006 increased by approximately $30,000 (or 8%) as compared to that for the six months ended June 30, 2005. This increase was primarily due to a management fee of $100,000 paid to the manager of the HMG-Fieber joint venture which sold its last property in August 2005.

For comparisons of all food and beverage related expenses refer to Restaurant Operations (above) summarized statement of income for Monty’s restaurant.

For comparisons of all marina related expenses refer to Marina Operations (above) for summarized and combined statements of income for marina operations.

Depreciation and amortization expense for the three and six months ended June 30, 2006 increased as compared with the same periods in 2005 by approximately $17,000 (or 6%) and $51,000 (or 10%), respectively, primarily due to increase properties placed in service in 2006. This includes the completion of the Grove Spa property in the first quarter of 2005 and substantial completion of renovations to the Monty’s property in December 2005.

Professional fees expense for the three and six months ended June 30, 2006 increased as compared with the same periods in 2005 by approximately $8,000 (or 13%) and $28,000 (or 24%), respectively. This increase was primarily the result of an increase in accounting fees.

Interest expense for the three and six months ended June 30, 2006 increased as compared with the same periods in 2005 by approximately $104,000 (or 32%) and $159,000 (or 24%), respectively. This was primarily due to increased outstanding bank loan balances relating to borrowings for improvements made to the Monty’s property.

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

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES
The Company's material commitments in 2006 primarily consist of maturities of debt obligations of approximately $4.0 million and commitments to fund private capital investments of approximately $1.5 million due upon demand. The funds necessary to meet these obligations are expected to be available from the proceeds of sales of properties or investments, refinancing, distributions from investments and available cash. The majority of maturing debt obligations for 2006 is a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of approximately $3.7 million. This amount is due on demand. It is expected that this obligation when due to TGIF would be paid with funds available from distributions from its investment in TGIF and from available cash.

MATERIAL COMPONENTS OF CASH FLOWS
For the six months ended June 30, 2006, net cash provided by operating activities was approximately $710,000. Included in this amount are proceeds and redemptions of marketable securities of $1.3 million partially offset by increased investments in marketable securities of approximately $588,000.

For the six months ended June 30, 2006, net cash used in investing activities was approximately $1.3 million. This consisted primarily of improvements to the Monty’s property.

For the six months ended June 30, 2006, net cash provided by financing activities was approximately $204,000. This consisted of $615,000 of additional borrowings relating to the Monty’s property renovations and $467,000 of contributions from minority partners. These sources of funds were partially offset by the purchase of treasury stock of $687,000 and repayment of mortgages and notes payable of $191,000.

(12)

Item 3.  Controls and Procedures
(a)
Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries, which we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, was made known to them by others within those entities and reported within the time periods specified in the SEC's rules and forms.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings:  None.

Item 2. Changes in Securities and Small Business Issuers Purchase of Equity Securities: None.

Item 3. Defaults Upon Senior Securities: None.

Item 4. Submission of Matters to a Vote of Security Holders: None

Item 5. Other Information: None

Item 6. Exhibits and Reports on Form 8-K:

(a)	Certifications pursuant to 18 USC Section 1350-Sarbanes-Oxley Act of 2002. Filed herewith.
(b)	Reports on Form 8-K filed for the quarter ended June 30, 2006: None.

(13)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMG/COURTLAND PROPERTIES, INC.

___________________________________
Dated: August 14, 2006	/s/ Lawrence Rothstein
President, Treasurer and Secretary
Principal Financial Officer

____________________________________
Dated: August 14, 2006	/s/ Carlos Camarotti
Vice President- Finance and Controller
Principal Accounting Officer

(14)