Form 10QSB
period 2006-09-30
HMG COURTLAND PROPERTIES INC
filed 2006-11-14
CIK 311817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2006

OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ________________

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

1,023,955 Common shares were outstanding as of September 30, 2006.

HMG/COURTLAND PROPERTIES, INC.

Index

PAGE NUMBER
PART I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of
September 30, 2006 (Unaudited) and December 31, 2005	1

Condensed Consolidated Statements of Comprehensive Income for the
Three Months and Nine Months Ended September 30, 2006 and 2005 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows for the
Nine Months Ended September 30, 2006 and 2005 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	10

Item 3. Controls and Procedures	14

PART II. Other Information
Item 1. Legal Proceedings	14
Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.	14
Item 3. Defaults Upon Senior Securities	14
Item 4. Submission of Matters to a Vote of Security Holders	14
Item 5. Other Information	14
Item 6. Exhibits and Reports on Form 8-K	14
Signatures	15

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

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2006	2005
ASSETS	(UNAUDITED)
Investment properties, net of accumulated depreciation:
Commercial properties	$7,410,027	$6,513,793
Commercial properties- construction in progress	482,035	171,727
Hotel, club and spa facility	5,532,125	5,845,030
Marina properties	2,946,941	2,899,085
Land held for development	27,689	589,419
Total investment properties, net	16,398,817	16,019,054

Cash and cash equivalents	2,197,405	2,350,735
Investments in marketable securities	5,791,455	6,576,954
Other investments	5,389,390	5,119,179
Investment in affiliate	3,184,506	3,074,530
Loans, notes and other receivables	1,906,727	2,037,651
Notes and advances due from related parties	765,400	767,768
Deferred taxes	-	88,000
Goodwill	7,728,627	7,728,627
Other assets	598,592	640,602
TOTAL ASSETS	$43,960,919	$44,403,100

LIABILITIES
Mortgages and notes payable	$21,092,243	$20,823,764
Accounts payable and accrued expenses	1,174,855	1,266,561
Margin payable to broker	633,295	1,211,925
Deferred taxes	153,000	-
Interest rate swap contract payable	57,000	266,000
TOTAL LIABILITIES	23,110,393	23,568,250

Minority interests	3,582,133	2,674,740

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; 2,000,000 shares
authorized; none issued	-	-
Excess common stock, $1 par value; 500,000 shares authorized;
none issued	-	-
Common stock, $1 par value; 1,500,000 shares authorized;
1,317,535 shares issued
as of September 30, 2006 and December 31, 2005, respectively	1,317,535	1,317,535
Additional paid-in capital	26,585,595	26,585,595
Undistributed gains from sales of properties, net of losses	41,315,056	41,315,056
Undistributed losses from operations	(49,355,459)	(49,046,362)
Accumulated other comprehensive income (loss)	(28,500)	(133,000)
	19,834,227	20,038,824
Less: Treasury stock, at cost (293,580 & 244,500 shares as of
September 30, 2006 and December 31, 2005, respectively)	(2,565,834)	(1,878,714)
TOTAL STOCKHOLDERS' EQUITY	17,268,393	18,160,110

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$43,960,919	$44,403,100

See notes to the condensed consolidated financial statements
(1)

HMG/COURTLAND PROPERTIES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
	Three months ended September 30,		Nine months ended September 30,
REVENUES	2006	2005	2006	2005
Real estate rentals and related revenue	$433,863	$371,697	$1,260,285	$1,136,834
Food & beverage sales	1,352,501	1,036,587	4,939,492	4,049,180
Marina revenues	410,977	353,913	1,255,412	1,133,535
Spa revenues	156,541	104,134	465,039	260,176
Net gain from investments in marketable securities	144,873	210,015	170,480	268,529
Net income from other investments	85,320	51,501	395,031	45,204
Interest, dividend and other income	119,660	132,033	439,702	410,444
Total revenues	2,703,735	2,259,880	8,925,441	7,303,902
EXPENSES
Operating expenses:
Rental and other properties	228,878	221,526	645,487	608,114
Food and beverage cost of sales	381,365	323,549	1,420,680	1,211,252
Food and beverage labor and related costs	292,083	281,841	962,246	898,870
Food and beverage other operating costs	553,962	418,456	1,660,878	1,383,521
Marina expenses	265,662	223,682	798,530	665,891
Spa expenses	149,447	196,099	494,960	332,675
Depreciation and amortization	303,879	196,922	851,331	693,223
Adviser's base fee	225,000	225,000	675,000	675,000
General and administrative	97,607	97,262	257,706	257,906
Professional fees and expenses	85,396	61,947	232,027	180,359
Directors' fees and expenses	25,613	19,803	58,624	55,522
Total operating expenses	2,608,892	2,266,087	8,057,469	6,962,333

Interest expense	433,743	363,052	1,257,492	1,027,291
Minority partners' interests in operating losses of
consolidated entities	(132,946)	(178,816)	(64,359)	(147,285)
Total expenses	2,909,689	2,450,323	9,250,602	7,842,339

Loss before sales of properties and income taxes	(205,954)	(190,443)	(325,161)	(538,437)

Gain on sales of properties, net	257,064	302,999	257,064	302,999
Income (loss) before income taxes	51,110	112,556	(68,097)	(235,438)

Provision for (benefit from) income taxes	223,000	(189,000)	241,000	(610,000)
Net (loss) income	($171,890)	$301,556	($309,097)	$374,562

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap agreement	($234,000)	$209,500	$104,500	$81,000
Total other comprehensive income (loss)	(234,000)	209,500	104,500	81,000

Comprehensive income (loss)	($405,890)	$511,056	($204,597)	$455,562

Net (Loss) Income Per Common Share:
Basic	($0.17)	$0.28	($0.30)	$0.35
Diluted	($0.17)	$0.27	($0.30)	$0.34
Weighted average common shares outstanding	1,023,955	1,076,261	1,032,584	1,081,297
Weighted average common shares outstanding - Diluted	1,023,955	1,107,203	1,032,584	1,113,384

See notes to the condensed consolidated financial statements
(2)

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine months ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(309,097)	$374,562
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	851,331	693,223
Net income from other investments	(395,031)	(45,204)
Gain on sales of properties, net	(257,064)	(302,999)
Net gain from investments in marketable securities	(170,480)	(268,529)
Minority partners' interest in operating losses	(64,359)	(147,285)
Deferred income tax	241,000	(365,000)
Changes in assets and liabilities:
Decrease in other assets and other receivables	59,348	103,722
Net proceeds from sales and redemptions of securities	1,758,925	1,557,538
Increase in investments in marketable securities	(802,946)	(1,204,452)
Decrease in accounts payable and accrued expenses	(117,775)	(91,720)
(Decrease) increase in margin payable to brokers and other liabilities	(578,630)	179,272
Decrease in income taxes payable	-	(250,000)
Total adjustments	524,319	(141,434)
Net cash provided by operating activities	215,222	233,128

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and improvements of properties	(1,770,945)	(2,266,148)
Net proceeds from disposals of properties	818,794	517,288
Decrease in notes and advances from related parties	2,368	266,105
Additions in mortgage loans and notes receivables	-	(250,000)
Collections of mortgage loans and notes receivables	91,708	100,000
Distributions from other investments	714,519	1,069,233
Contributions to other investments	(673,605)	(1,605,728)
Net cash used in investing activities	(817,161)	(2,169,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additional borrowings, mortgages and notes payables	615,327	1,247,305
Repayment of mortgages and notes payables	(346,848)	(104,122)
Dividends paid	-	(539,317)
Purchase of treasury stock	(687,120)	-
Net contributions from (distributions to) minority partners	867,250	(118,356)
Net cash provided by financing activities	448,609	485,510

Net decrease in cash and cash equivalents	(153,330)	(1,450,612)

Cash and cash equivalents at beginning of the period	2,350,735	3,410,408

Cash and cash equivalents at end of the period	$2,197,405	$1,959,796

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,257,000	$1,027,000

See notes to the condensed consolidated financial statements
(3)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-QSB, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2005. The balance sheet as of December 31, 2005 was derived from audited financial statements as of that date. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements.

(4)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SAB 108 requires that the Company quantify misstatements based on their impact on each of the Company’s financial statements and related disclosures. SAB 108 is effective as of the end of the Company’s 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company is currently evaluating the impact of adopting SAB 108 on its financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of the Company’s 2008 fiscal year. The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements.

3. GAIN ON SALES OF PROPERTIES
In August 2006, the Company sold its remaining 4 acres of land located in Houston, Texas, resulting in a net gain to the Company of approximately $258,000.

4. RESULTS OF OPERATIONS FOR MONTY’S RESTAURANT, MARINA AND OFFICE/RETAIL PROPERTY, COCONUT GROVE, FLORIDA
The Company, through two 50%-owned entities, Bayshore Landing, LLC (“Landing”) and Bayshore Rawbar, LLC (“Rawbar”), (collectively, “Bayshore”) owns a restaurant, office/retail and marina property located in Coconut Grove (Miami), Florida known as Monty’s (the “Monty’s Property”). Summarized combined statement of income for Landing and Rawbar for the three and nine months ended September 30, 2006 and 2005 is presented below (Note: the Company’s ownership percentage in these operations is 50% of the amount presented below):

Summarized Combined statements of income Bayshore Landing, LLC and Bayshore Rawbar, LLC	For the three months ended September 30, 2006	For the three months ended September 30, 2005	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005

Revenues:
Food and Beverage Sales	$1,352,000	$1,036,000	$4,939,000	$4,049,000
Marina dockage and related	296,000	248,000	916,000	808,000
Retail/mall rental and related	90,000	28,000	230,000	88,000
Total Revenues	1,738,000	1,312,000	6,085,000	4,945,000

Expenses:
Cost of food and beverage sold	382,000	323,000	1,421,000	1,211,000
Labor and related costs	237,000	223,000	802,000	723,000
Entertainers	56,000	59,000	160,000	176,000
Other food and beverage related costs	137,000	96,000	420,000	335,000
Other operating costs	21,000	20,000	216,000	172,000
Repairs and maintenance	74,000	62,000	243,000	175,000
Insurance	167,000	83,000	344,000	248,000
Management fees	157,000	158,000	349,000	351,000
Utilities	112,000	86,000	313,000	235,000
Ground rent	175,000	163,000	522,000	554,000
Interest	253,000	223,000	747,000	635,000
Depreciation and amortization	149,000	92,000	389,000	273,000
Total Expenses	1,920,000	1,588,000	5,926,000	5,088,000

Net (loss) income	($182,000)	($276,000)	$159,000	($143,000)

(5)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Net gain from investments in marketable securities for the three and nine months ended September 30, 2006 and 2005 is summarized below:

	Three months ended September 30,		Nine months ended September 30,
Description	2006	2005	2006	2005
Net realized gain from sales of securities	$34,000	$116,000	$147,000	$207,000
Unrealized net gain in trading securities	111,000	94,000	23,000	61,000
Total net gain from investments in marketable securities	$145,000	$210,000	$170,000	$268,000

For the three and nine months ended September 30, 2006 net realized gain from sales of marketable securities of approximately $34,000 and $147,000, respectively, consisted of approximately $46,000 of gross gains net of $12,000 of gross losses for the three month period and $357,000 of gross gains and $210,000 of gross losses for the nine month period. For the three and nine months ended September 30, 2005 net realized gain from sales of marketable securities of approximately $116,000 and $207,000, respectively, consisted of approximately $131,000 of gross gains net of $15,000 of gross losses for the three month period and $241,000 of gross gains and $34,000 of gross losses for the nine month period.

Investment gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net earnings. However, the amount of investment gains or losses on marketable securities for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

6. OTHER INVESTMENTS
As of September 30, 2006, the Company has committed to invest approximately $12.9 million in other investments primarily in private capital funds, of which approximately $11.7 million has been funded. The carrying value of other investments (which reflects distributions and valuation adjustments) is approximately $5.4 million as of September 30, 2006.

During the nine months ended September 30, 2006 the Company made initial contributions to four new investments totaling $542,000 and made follow-on contributions to five existing investments of approximately $132,000. During this same period the Company received approximately $714,000 in distributions from investments including from one investment in which the partial redemption of $100,000 was requested and granted.

(6)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net income (loss) from other investments for the three and nine months ended September 30, 2006 and 2005, is summarized below:

	Three months ended September 30,		Nine months ended September 30,
Description	2006	2005	2006	2005
Partnership/funds which invest in diversified operating companies	$58,000	$9,000	$166,000	$77,000
Technology-related venture fund	--	--	50,000	43,000
Real estate development and operation	4,000	21,000	65,000	22,000
Income from investment in 49% owned affiliate (T.G.I.F. Texas, Inc.)	29,000	24,000	110,000	60,000
Others, net	(6,000)	(3,000)	4,000	(157,000)
Total net gain (loss) from other investments	$85,000	$51,000	$395,000	$45,000

During the nine months ended September 30, 2006, the Company received cash distributions from two funds, one from a fund which invests in diversified businesses and the other from a technology venture fund. These distributions exceeded the carrying amount of the investments and accordingly were recognized as income.

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

7. DERIVATIVE FINANCIAL INSTRUMENTS
The Company is exposed to interest rate risk through its borrowing activities. In order to minimize the effect of changes in interest rates, the Company has entered into an interest rate swap contract under which the Company agrees to pay an amount equal to a specified rate of 7.57% times a notional principal approximating the outstanding loan balance, and to receive in return an amount equal to the one month LIBOR rate plus 2.45% times the same notional amount. The Company designated this interest rate swap contract as a cash flow hedge. As of September 30, 2006 and December 31, 2005 the fair value (net of 50% minority interest) was an unrealized loss of approximately $28,000 and $133,000, respectively. These amounts have been recorded as other comprehensive gain (loss) and will be reclassified to interest expense over the life of the swap contract.

8. PURCHASE OF TREASURY STOCK
In February 2006 the Company purchased 49,080 shares of the Company’s common stock from one shareholder for $687,000, or $14 per share.

(7)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. SEGMENT INFORMATION
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net Revenues:
Real estate and marina rentals	$844,840	$725,610	$2,515,697	$2,270,369
Food and beverage sales	1,352,501	1,036,587	4,939,492	4,049,180
Other investments and related income	506,394	497,683	1,470,252	984,353
Total Net Revenues	$2,703,735	$2,259,880	$8,925,441	$7,303,902

Loss before income taxes:
Real estate and marina rentals	$17,748	$76,002	$66,924	$224,898
Food and beverage sales	(56,669)	(100,626)	88,609	(27,590)
Other investments and related income	(167,033)	(165,819)	(480,694)	(735,745)
Total loss before income taxes	($205,954)	($190,443)	($325,161)	($538,437)

(8)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.  BASIC AND DILUTED EARNINGS PER SHARE
Basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005 are computed as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic:
Net income (loss)	($171,890)	$301,556	($309,097)	$374,562

Weighted average shares outstanding	1,023,955	1,076,261	1,032,584	1,081,297
Basic earnings (loss) per share	($.17)	$.28	($.30)	$.35

	2006	2005	2006	2005
Diluted:
Net income (loss)	($171,890)	$301,556	($309,097)	$374,562

Weighted average shares outstanding	1,023,955	1,076,261	1,032,584	1,081,297

Plus incremental shares from assumed conversion: Stock options (dilutive shares only)	-	30,942	-	32,087

Diluted weighted average common shares	1,023,955	1,107,203	1,032,584	1,113,384
Diluted earnings (loss) per share	($.17)	$.27	($.30)	$.34

11. NOTE RECEIVABLE
As of the date of this filing, the Company has not received the quarterly interest payment of $20,164 due on November 1, 2006 relating to the $1 million loan made in July 2004 to Monty’s Key West, LLC (“MKW”, an entity which owns and operates a restaurant in Key West, Florida and in which the Company holds a 10% equity interest). The company believes the note and accrued interest is collectible and is pursuing its rights under the loan documents.

(9)

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

RESULTS OF OPERATIONS
The Company reported a net loss of approximately $172,000 (or $.17 per share) and $309,000 (or $.30 per share) for the three and nine months ended September 30, 2006, respectively. This is as compared with net income of approximately $302,000 (or $.27 per diluted share) and $374,000 (or $.34 per diluted share) for the three and nine months ended September 30, 2005, respectively.

As discussed further below, total revenues for the three and nine months ended September 30, 2006 as compared with the same periods in 2005, increased by approximately $444,000 or 20% and $1.6 million or 22%, respectively. Total expenses for the three and nine months ended September 30, 2006, as compared with the same periods in 2005, increased by approximately $459,000 or 19% and $1.4 million or 18%, respectively.

REVENUES
Real estate rental operations:
Rentals and related revenues for the three and nine months ended September 30, 2006 as compared with the same periods in 2005 increased by $62,000 (17%) and $123,000 (11%), respectively. These increases were primarily due to increased rental revenue from the Monty’s retail mall after renovations were completed in late 2005 to accommodate three new tenants.

Restaurant operations:
Summarized statements of income for the Company’s Monty’s restaurant for the three and nine months ended September 30, 2006 and 2005 are presented below (the Company’s ownership in these operations is 50%):
	For the three months		For the nine months
	ended September 30,		ended September 30,
	2006	2005	2006	2005
Revenues:
Food and Beverage Sales	$1,352,000	$1,036,000	$4,939,000	$4,049,000

Expenses:
Cost of food and beverage sold	381,000	323,000	1,421,000	1,211,000
Labor and related costs	236,000	223,000	802,000	723,000
Entertainers	56,000	59,000	160,000	176,000
Other food and beverage direct costs	52,000	42,000	190,000	146,000
Other operating costs	85,000	54,000	230,000	189,000
Repairs and maintenance	47,000	39,000	154,000	112,000
Insurance	97,000	47,000	189,000	140,000
Management fees	82,000	82,000	244,000	244,000
Utilities	47,000	45,000	151,000	142,000
Rent (as allocated)	143,000	111,000	503,000	412,000
Total Expenses	1,226,000	1,025,000	4,044,000	3,495,000

Income before depreciation and minority interest	$126,000	$11,000	$895,000	$554,000

The restaurant operations which are primarily outdoors benefited from less rain thus far in 2006 as compared to 2005 and from the substantial completion of renovations and construction at the Monty’s property in December 2005. Food and beverage sales increased by $316,000 (30%) and $890,000 (22%) for the three and nine months ended September 30, 2006, respectively, as compared with the same periods in 2005. Insurance costs increased by over 100% from last year as result of higher industry-wide premiums primarily for windstorm coverage due to an above-average hurricane season in 2005.

(10)

Management's Discussion and Analysis of Financial
Condition and Results of Operations

Marina operations:
Summarized statements of income for the Company’s marina operations for the three and nine months ended September 30, 2006 are presented below:
(The Company owns 50% of the Monty’s marina and 95% of the Grove Isle marina)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2006	2005	2006	2005
Marina Revenues:
Monty's dockage fees and related income	$296,000	$247,000	$916,000	$808,000
Grove Isle marina slip owners dues and dockage fees	115,000	107,000	339,000	326,000
Total marina revenues	411,000	354,000	1,255,000	1,134,000

Marina Expenses:
Labor and related costs	54,000	50,000	166,000	149,000
Insurance	42,000	43,000	127,000	129,000
Management fees	15,000	13,000	43,000	36,000
Utilities	51,000	35,000	129,000	77,000
Rent to City of Miami and bay bottom lease	57,000	49,000	174,000	156,000
Repairs and maintenance	30,000	22,000	95,000	62,000
Other	16,000	12,000	64,000	57,000
Total marina expenses	265,000	224,000	798,000	666,000

Income before depreciation and minority interest	$146,000	$130,000	$457,000	$468,000

The primary change in marina revenues relates to the operations of the Monty’s marina. The Monty’s marina dockage fee and related income for the three and nine months ended September 30, 2006 as compared to the same periods in 2005 increased by approximately $49,000 (or 20%) and $108,000 (or 13%), respectively. These increases were the result of increased dockage after repairs and improvements to the marina were completed in December 2005. Marina expenses for the three and nine months ended September 30, 2006 and 2005 increased by $41,000 (or 18%) and $132,000 (or 20%), respectively. These increases were primarily attributable to increased labor and utilities costs.

Spa operations:
Spa revenues for the three months ended September 30, 2006 were approximately $52,000 (or 50%) higher than the three months ended September 30, 2005. Spa expenses (excluding depreciation and interest expense) for the same comparable periods were approximately $47,000 (or 24%) lower than 2005 primarily as a result of non-recurring pre-opening and organizational start costs in 2005. The Grove Isle Spa began operations in the first quarter of 2005 and comparisons to the nine months ended September 30, 2005 are not meaningful at this time.

Marketable securities:
Net gain from investments in marketable securities for the three and nine months ended September 30, 2006 was approximately $145,000 and $170,000, respectively. This is as compared with a net gain from investments in marketable securities of approximately $210,000 and $268,000 for the three and nine months ended September 30, 2005, respectively. For further details refer to Note 4 to Condensed Consolidated Financial Statements (unaudited).

(11)

Management's Discussion and Analysis of Financial
Condition and Results of Operations

Other investments:
Net gain from other investments for the three and nine months ended September 30, 2006 was approximately $85,000 and $395,000, respectively. This is as compared with a net gain of approximately $51,000 and $45,000 for the same comparable periods in 2005, respectively. For further details refer to Note 5 to Condensed Consolidated Financial Statements (unaudited).

EXPENSES
Expenses for rental and other properties for the nine months ended September 30, 2006 increased by approximately $37,000 (or 6%) as compared to that for the nine months ended September 30, 2005. This increase was primarily due to a management fee of $100,000 paid to the manager of the HMG-Fieber joint venture which sold its last property in August 2005. This increase was partially offset by decreased operating expenses of rental activities related to the Monty’s retail property.

For comparisons of all food and beverage related expenses refer to Restaurant Operations (above) summarized statement of income for Monty’s restaurant.

For comparisons of all marina related expenses refer to Marina Operations (above) for summarized and combined statements of income for marina operations.

Depreciation and amortization expense for the three and nine months ended September 30, 2006 increased as compared with the same periods in 2005 by approximately $107,000 (or 54%) and $158,000 (or 23%), respectively, primarily due to increase properties placed in service in 2005. This includes the completion of the Grove Spa property in the first quarter of 2005 and substantial completion of renovations to the Monty’s property in December 2005.

Professional fees expense for the three and nine months ended September 30, 2006 increased as compared with the same periods in 2005 by approximately $23,000 (or 38%) and $52,000 (or 29%), respectively. This increase was primarily the result of an increase in accounting fees.

Interest expense for the three and nine months ended September 30, 2006 increased as compared with the same periods in 2005 by approximately $71,000 (or 19%) and $230,000 (or 22%), respectively. This was primarily due to increased outstanding bank loan balances relating to borrowings for improvements made to the Monty’s property.

(12)

Management's Discussion and Analysis of Financial
Condition and Results of Operations

EFFECT OF INFLATION:
Inflation affects the costs of operating and maintaining the Company's investments. In addition, rentals under certain leases are based in part on the lessee's sales and tend to increase with inflation, and certain leases provide for periodic adjustments according to changes in predetermined price indices.

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES
The Company's material commitments in 2006 primarily consist of maturities of debt obligations of approximately $3.8 million and commitments to fund private capital investments of approximately $1.2 million due upon demand. The funds necessary to meet these obligations are expected to be available from the proceeds of sales of properties or investments, refinancing, distributions from investments and available cash. The majority of maturing debt obligations for 2006 is a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of approximately $3.7 million. This amount is due on demand. It is expected that this obligation when due to TGIF would be paid with funds available from distributions from its investment in TGIF (with carrying value of approximately $3.2 million) and from available cash.

MATERIAL COMPONENTS OF CASH FLOWS
For the nine months ended September 30, 2006, net cash provided by operating activities was approximately $215,000. Included in this amount are proceeds and redemptions of marketable securities of $1.7 million partially offset by increased investments in marketable securities of approximately $802,000 and decreases in margin payable to brokers of $579,000.

For the nine months ended September 30, 2006, net cash used in investing activities was approximately $817,000. This consisted primarily of improvements to the Monty’s property of $1.6 million less net proceeds from the sale of land in Houston, Texas of $819,000.

For the nine months ended September 30, 2006, net cash provided by financing activities was approximately $449,000. This consisted of $615,000 of additional borrowings relating to the Monty’s property renovations and $867,000 of contributions from minority partners. These sources of funds were partially offset by the purchase of treasury stock of $687,000 and repayment of mortgages and notes payable of $347,000.

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
Item 1. Legal Proceedings: None.

Item 2. Changes in Securities and Small Business Issuers Purchase of Equity Securities: None.

Item 3. Defaults Upon Senior Securities: None.

Item 4. Submission of Matters to a Vote of Security Holders:

At the Company’s annual meeting, held on August 17, 2006, the shareholders approved the renewal of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2007 and expiring December 31, 2007, and reelected the Company's Board of Directors by the following votes:

	Number of votes
	For	Against/Withheld
Directors:
Walter G. Arader	976,606	22,048
Harvey Comita	976,606	22,048
Lawrence Rothstein	976,606	22,048
Maurice Wiener	976,606	22,048
Clinton A. Stuntebeck	976,606	22,048

Renewal of Advisory Agreement	707,954	23,648

The number of votes for the renewal of the Advisory Agreement represents a majority of the votes cast at the meeting.

Item 5. Other Information: None

Item 6. Exhibits and Reports on Form 8-K:

(a)   Certifications pursuant to 18 USC Section 1350-Sarbanes-Oxley Act of 2002. Filed herewith.
        (b)  Reports on Form 8-K filed for the quarter ended September 30, 2006: None.

(14)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMG/COURTLAND PROPERTIES, INC.

Dated: November 14, 2006	/s/ Lawrence Rothstein
President, Treasurer and Secretary
Principal Financial Officer

Dated: November 14, 2006	/s/ Carlos Camarotti
Vice President- Finance and Controller
Principal Accounting Officer

(15)