Form 10KSB
period 2006-12-31
HMG COURTLAND PROPERTIES INC
filed 2007-03-30
CIK 311817

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

[X] Annual Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act).   Yes [ ]     No [ X]

DOCUMENTS INCORPORATED BY REFERENCE: See Item 13, for items incorporated by reference into this Annual Report on Form 10KSB. Exhibit Index: None

The issuer’s revenues for its most recent fiscal year were $11,340,718

The aggregate market value of the voting stock held by non-affiliates of the Registrant (excludes shares of voting stock held by directors, executive officers and beneficial owners of more than 10% of the Registrant’s voting stock; however, this does not constitute an admission that any such holder is an "affiliate" for any purpose) based on the closing price of the stock as traded on the American Stock Exchange on March 20, 2007 was $4,228,821. The number of shares outstanding of the issuer’s common stock, $1 par value as of the latest practicable date: 1,023,955 shares of common stock, $1 par value, as of March 20, 2007.

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

Item 1. Description of Business.
HMG/Courtland Properties, Inc. and subsidiaries (“HMG”, or the “Company”), was organized in 1972. HMG (excluding its 95% owned subsidiary Courtland Investments, Inc. (‘CII”), which files a separate tax return) qualifies for taxation as a real estate investment trust ("REIT") under the U.S. Internal Revenue Code.

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

Over 75% of total rental and related revenue for each of the years ended December 31, 2006 and 2005 was from the Company’s tenant at Grove Isle which operates substantially all aspects of that facility. The Company’s food and beverage revenue for the years ended December 31, 2006 and 2005 was from the raw bar restaurant at Monty’s. Approximately 71% marina and related revenues were generated from the Monty’s facility, with the other 29% coming from the Grove Isle facility. The Company’s spa revenue is generated from its 50% owned spa located at Grove Isle which commenced operations in the first quarter of 2005.

The Company also owns two properties held for development, consisting of a 70% interest in a 13,000 square foot commercial building in Montpelier, Vermont, and approximately 50 acres of vacant land held for development in Hopkinton, Rhode Island.

The Company’s other investments consist of equity interests in various privately held entities, primarily limited partnerships, whose purpose is to invest venture capital funds in growth-oriented enterprises which may include investments in commercial real estate. Of the total amount committed in these other investments, approximately 31% (based on carrying values) is in real estate related investments and the remaining investments are in varied private entities which invest in diversified growth-oriented enterprises. Some of these investments give rise to exposure resulting from the volatility in capital markets. The Company mitigates its risks by diversifying its investment portfolio. Information with respect to the amounts and types of other investments including the nature of the declines in value is set forth in Note 5 of the Notes to Consolidated Financial Statements.

The Company invests idle cash in income producing instruments, including equity and debt securities issued primarily by large capital companies or government agencies with readily determinable fair values in varying industries, including real estate investment trusts and mutual funds focusing in commercial real estate activities. Substantially all of the Company’s marketable securities investments are in companies listed on major national stock markets, however the overall investment portfolio and some of the Company’s investment strategies could be viewed as risky and the market values of the portfolio may be subject to fluctuations. Consistent with the Company's overall investment objectives and activities, management classifies all marketable securities as being held in a trading portfolio. Accordingly, all unrealized gains and losses on the Company's investments in marketable securities are recorded in the consolidated statements of comprehensive income. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Information regarding the amounts and types of investments in marketable securities is set forth in Note 4 of the Notes to Consolidated Financial Statements.

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

Investment in affiliate.
The Company’s investment in affiliate consists of a 49% equity interest in T.G. I.F. Texas, Inc. (TGIF). T.G.I.F. is a Texas Corporation, which owns one net leased property in Louisiana and holds promissory notes receivable from its shareholders, CII and Maurice Wiener, the Chairman of the Company. This investment’s carrying value is approximately $3.2 million and the Company has a note payable to TGIF of approximately $3.7 million which is due on demand. Reference is made to Item 6. Liquidity, Capital Expenditure Requirements and Capital Resources.

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

The food and beverage industry is highly competitive and is often affected by changes in taste and entertainment trends among the public, by local, national and economic conditions affecting spending habits, and by population and traffic patterns. The Company’s Monty’s restaurant is primarily outdoors and subject to climate and seasonal conditions.

In conjunction with the purchase of Monty’s in August 2004 the Company obtained the right to certain trademarks and service marks commonly known as “Monty Trainer’s”, “Monty’s Stone Crab”, “Monty’s Conch”, “Monty’s” and “Monty’s Marina”, together with certain other trademarks, trade secrets, unique features, concepts, designs, operating procedures, recipes and materials used in connection with the operation of the restaurant. The Company regards its trademarks and other proprietary rights as valuable assets which are essential to the related operations. The Company will vigorously monitor and protect its trademarks against infringement and dilution where legally feasible and appropriate.

Employees.
The Company has no employees other than officers who are not compensated for their services as such in accordance with its Advisory Agreement (the “Agreement”) with the HMG Advisory Corp. (“the Adviser”). Reference is made to Item 12. Certain Relationships and Related Transactions. CII has one employee who is an officer of CII and assumed the responsibilities of the prior project manager of one of the Company’s properties.

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

On August 17, 2006, the shareholders approved the renewal of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2007, and expiring December 31, 2007.

The Adviser is majority owned by Mr. Wiener with the remaining shares owned by certain officers, including Mr. Rothstein. The officers and directors of the Adviser are as follows: Maurice Wiener, Chairman of the Board and Chief Executive officer; Lawrence I. Rothstein, President, Treasurer, Secretary and Director; and Carlos Camarotti, Vice President - Finance and Assistant Secretary.

Advisory Fees. For the years ended December 31, 2006 and 2005, the Company and its subsidiaries incurred Adviser fees of approximately $965,000 and $974,000, respectively, of which $900,000 represented regular compensation and approximately $65,000 and $74,000 represented incentive compensation for 2006 and 2005, respectively. The Adviser is also the manager for certain of the Company's affiliates and received management fees of approximately $33,000 in 2006 and 2005, for such services. Included in fees for 2006 and 2005 was approximately $25,000 of management fees earned relating to management of the Monty’s restaurant operations.

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

In November 1996 Grove Isle was leased to Westgroup Grove Isle Associates, Ltd., or “Westgroup”, an affiliate of Noble House Resorts, Inc. (“NHR”) which is a national operator of hotels and resorts. Westgroup operates all aspects of the facility, except for the marina which is operated by the Company. The original terms of the lease called for base rent of $918,400 plus participation rent consisting of a portion of Westgroup’s operating surplus. Participation rent when and if due is payable at end of each lease year. There has been no participation rent since the inception of the lease. A 1999 lease amendment increased base rent commencing January 1, 2002 in accordance with changes in the Consumer Price Index (“CPI”). Base rent for 2006 was approximately $1,071,000, increasing to $1,105,000 in 2007. Participation rent when and if earned will be reduced by the amount by which base rent increases solely as a result of CPI increases for the lease year.

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

Grove Isle is encumbered by a mortgage note payable with an outstanding balance of approximately $4.1 million and $4.2 million as of December 31, 2006 and 2005, respectively. This loan calls for monthly principal payments of $10,000 with all outstanding principal and interest due at maturity on September 29, 2010. Interest on outstanding principal is due monthly at an annual rate of 2.5% plus the one-month LIBOR Rate. In December 2004, this loan was modified to include an increase in the loan balance outstanding of $1 million. This additional borrowed amount (less loan costs) was loaned to GS to partially fund the construction of the Spa Property.

As of December 31, 2006, 6 of the 85 yacht slips at the facility are owned by the Company and the other 79 are owned by unrelated individuals or their entities. The Company operates and maintains all aspects of the Grove Isle marina in exchange for an annual maintenance fee from the slip owners to cover operational expenses. In addition the Company rents the unsold slips to boat owners on a short term basis.

In 1997 and in conjunction with the original lease, the Company advanced $500,000 to the principal owner of Noble House Resorts, Inc. and received an unsecured promissory note bearing interest at 8% per annum with interest payments due quarterly beginning on July 1, 1997 with all principal due at maturity on June 30, 2007, as amended in December 2006. All interest payments due have been received.

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

The Monty’s property consists of a two story building with approximately 40,000 rentable square feet and approximately 3.7 acres of submerged land with a 132-boat slip marina. It includes a 16,000 square foot indoor-outdoor raw bar restaurant and 24,000 square feet of office/retail space of which approximately 18,000 are presently leased to tenants operating boating and marina related businesses. Total cost of improvements to the Monty’s property since its acquisition in 2004 is approximately $4.9 million as of December 31, 2006. There remains approximately 4,000 square feet of potential net leased retail space.

The Monty’s property is subject to a ground lease with the City of Miami, Florida expiring in 2035. Under the lease, Landing pays percentage rent ranging from 5% to 15% of gross revenues from various components of the property.

The Monty’s property is encumbered by a loan mortgage payable to a bank with an outstanding principal balance of $12.9 million as of December 31, 2006. This loan is part of a $13.275 million acquisition and construction loan obtained in 2004 as part of the acquisition of the property. In 2005, the terms of the loan were modified to extend the period of interest only payments through April 2006. This extension was granted to allow for the completion of all construction at the property. Beginning in May 2006 and upon conversion to permanent terms, the loan is repayable in equal monthly principal payments necessary to fully amortize the principal amount over the remaining twenty years of the loan, plus accrued interest. In conjunction with this loan Bayshore entered into an interest rate swap agreement to manage their exposure to interest rate fluctuation through the entire term of the mortgage. The effect of the swap agreement is to provide a fixed interest rate of 7.57%.

The operations of Monty’s restaurant are managed by RMI, Inc. (the “Manager”) whose principal and related entities have managed the restaurant for the last 16 years. The Manager also owns and manages an unrelated Monty’s restaurant located in Miami Beach, Florida. Under the management agreement the Company will pay the Manager a management fee equal to the greater of $300,000 per year or 4% of gross sales, as defined. In addition, the Manager is entitled to an incentive fee equal to 33% of all operating profits (as defined) greater than $1,200,000 per year. The operations of the Monty’s restaurant are performed by employees of the Manager and the Company reimburses the Manager for such employees’ payroll and related costs. The management agreement expires in August, 2009. For each of the years ended December 31, 2006 and 2005, the Manager received $300,000 of management fees.

In July 2004 the Company loaned $1 million to Monty’s Key West, LLC, an entity which operated a Monty’s restaurant in Key West, Florida and was principally owned by an affiliate of the Manager. The Company also owns a 10% equity interest in this restaurant. In February 2007 the Key West restaurant was sold and the Company was repaid the $1 million loan plus accrued and unpaid interest of approximately $26,000. As a result of this sale the Company has written off its equity investment and recognized a loss of $500,000 as of December 31, 2006.

Land held for development (Vermont and Rhode Island).
The Company owns approximately 50 acres of vacant land held for development located in Hopkinton, Rhode Island.

The Company also owns a 70% interest in a vacant building located in Montpelier, Vermont which is being held for development.

In August 2006 the Company sold its remaining 4 acres of undeveloped land in Houston, Texas for approximately $922,000 and recognized a net gain on the sale of $257,000.

In August 2005, the Company sold its property in Kingston, New York for approximately $600,000 and recognized a net gain to the Company of approximately $303,000.

Executive offices (Coconut Grove, Florida). The principal executive offices of the Company and the Adviser are located at 1870 South Bayshore Drive, Coconut Grove, Florida, 33133, in premises owned by the Company and leased to the Adviser pursuant to a lease agreement dated December 1, 1999 (as renewed in 2004). The lease provides for base rent of $48,000 per year payable in equal monthly installments during the five year term of the lease. The Adviser, as tenant, pays utilities, maintenance and security expenses relating to the leased premises. This property is encumbered by a mortgage loan due to a bank of approximately $304,000. This loan bears interest at a fixed rate of 5.5% through maturity and calls for monthly principal and interest payments with all principal due at maturity in August 2007.

The Company regularly evaluates potential real estate acquisitions for future investment or development and would utilize funds currently available or from other resources to implement its strategy.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders.
At the Company’s annual meeting, held on August 17, 2006, the shareholders approved the renewal of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2007 and expiring December 31, 2007 (Reference is made to Item 1. Business), and reelected the Company's Board of Directors by the following votes:

	Number of votes
	For	Against/Withheld
Directors:
Walter G. Arader	976,606
Harvey Comita	976,606
Lawrence Rothstein	976,606
Maurice Wiener	976,606
Clinton A. Stuntebeck	976,606

Renewal of Advisory Agreement	707,954	23,648

The number of votes for the renewal of the Advisory Agreement represents a majority of the votes cast at the meeting.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

Part II.

Item 5. Market Price for Common Equity and Related Stockholder Matters and Purchases of Equity Securities.

The high and low per share closing sales prices of the Company's stock on the American Stock Exchange (ticker symbol: HMG) for each quarter during the past two years were as follows:

	High	Low
March 31, 2006	$10.80	$9.17
June 30, 2006	$10.15	$9.17
September 30, 2006	$12.59	$9.00
December 31, 2006	$14.20	$12.50

March 31, 2005	$11.50	$9.52
June 30, 2005	$12.69	$11.09
September 30, 2005	$11.76	$10.27
December 31, 2005	$13.44	$10.80

On July 25, 2005 the Company declared a dividend of $.50 per share which was paid on August 26, 2005 to shareholders of record as of August 12, 2005. No dividends were declared or paid during 2006. The Company's policy has been to pay dividends as are necessary for it to qualify for taxation as a REIT under the Internal Revenue Code.

As of March 16, 2007, there were 500 holders of record of the Company's common stock.

The following table illustrates securities authorized for issuance under the Company’s equity compensation plan:
	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by shareholders	102,100	$8.83	16,000
Equity compensation plan not approved by shareholders	--	--	--
Total	102,100	$8.83	16,000

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

Marketable Securities. Consistent with the Company's overall investment objectives and activities, management has classified its entire marketable securities portfolio as trading. As a result, all unrealized gains and losses on the Company's investment portfolio are included in the Consolidated Statement of Comprehensive Income. Our investments in trading equity and debt marketable securities are valued based on quoted market prices. Marketable securities are subject to fluctuations in value in accordance with market conditions.

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

Results of Operations:
For the years ended December 31, 2006 and 2005, the Company reported a net loss of approximately $661,000 (or $.64 per share) and $403,000 (or $.37 per share), respectively.

Revenues:
Total revenues for the year ended December 31, 2006 as compared with that of 2005 increased by approximately $2 million (or 22%). This increase was due to increased food and beverage sales of $1.1 million (or 20%), increased gain from marketable securities of $366,000 (or 348%), increased spa revenues of $268,000 (or 76%), increased rental and related revenues of $201,000 (or 17%), and increased marina revenues of $155,000 (or 10%).

Real estate and related revenue:
Real estate rentals and related revenue increased by approximately $201,000 (or 17%) for the year ended December 31, 2006 as compared with 2005. This increase was primarily the result of increased rental income of $187,000 from the Monty’s office/retail space, the build-out of which was substantially completed in the fourth quarter 2005. As of December 31, 2006 approximately 18,000 square feet of office/retail space is leased and expected to generate approximately $486,000 total rent and related revenue on annualized basis.

Monty’s restaurant operations:

The Monty’s restaurant has operated in the same location since 1967 and is an established culinary landmark in South Florida. It is a casual restaurant and bar known as Monty’s Raw Bar located next to the picturesque Monty’s marina.

Summarized statement of income of the Monty’s restaurant operations for the years ended December 31, 2006 and 2005 is presented below (Note: the information below represents 100% of the restaurant operations while the Company’s ownership percentage in these operations is 50%):

Summarized statement of income of Monty’s restaurant	Year ended December 31, 2006	Percentage of sales	Year ended December 31, 2005	Percentage of sales
Revenues:
Food and Beverage Sales	$6,369,000	100%	$5,308,000	100%
Expenses:
Cost of food and beverage sold	1,810,000	28.4%	1,613,000	30.4%
Labor, entertainment and related costs	1,303,000	20.1%	1,230,000	23.2%
Other food and beverage related costs	249,000	3.9%	202,000	3.8%
Other operating costs	521,000	8.2%	416,000	7.8%
Insurance	276,000	4.3%	201,000	3.8%
Management fees	325,000	5.1%	325,000	6.1%
Utilities	212,000	3.3%	190,000	3.6%
Rent (as allocated)	655,000	10.3%	541,000	10.2%
Total Expenses	5,351,000	84.0%	4,718,000	88.9%

Income before loss on disposal of assets, depreciation and minority interest	$1,018,000	16.0%	$590,000	11.2%

The Monty’s restaurant is subject to seasonal fluctuations in sales. January through May sales typically account for over 50% of annual sales. In comparing sales for the two periods presented above and taking into consideration the seasonality of the restaurant operations sales in 2006 improved over the prior year primarily as a result of milder weather plus small price increases in certain menu items. With increased sales the restaurant benefited from certain economies of scale which resulted in lower labor costs as a percentage of sales. Also the restaurant improved its efficiency in delivering tap beer which lowered cost of beverages sold in 2006. Insurance expense, however, did increase as compared with 2005 primarily as the result of increased renewal premiums which were common this year throughout the state of Florida.

Grove Isle and Monty’s marina operations:
The Grove Isle marina operates for the benefit of the slip owners and maintains all aspects of the marina in exchange for an annual maintenance fee from the slip owners to cover operational expenses. As of December 31, 2006 and 2005, 79 of the 85 slips were owned by unrelated individuals or entities, the remaining 6 slips are owned by the Company. The Company rents the unsold slips to boat owners on a short term basis.

The Monty’s marina consists of 132 boat slips of which approximately 30 slips are leased on a long term basis (more than one year) to tenants of the upland property, and the others are available for rent to the public.

Total marina revenues increased by approximately $155,000 (or 10%) for the year ended December 31, 2006 as compared with 2005. This increase was primarily the result of increased rental activity at the Monty’s marina which benefited from milder weather in 2006 as compared with 2005. Revenues from the Grove Isle marina which has fewer slips rented to the public and generates most of its revenue from owner’s membership dues remained consistent with prior year. Expenses at the Grove Isle marina increased primarily due to increased repairs and maintenance which have not yet been passed along to the slip owners. Expenses at the Monty’s marina increased primarily due to increased utility costs associated with higher rentals.

Summarized and combined statements of income from marina operations:
(The Company owns 50% of the Monty’s marina and 95% of the Grove Isle marina)

	Grove Isle Marina	Monty’s Marina	Combined marina operations	Combined marina operations
Summarized statement of income of marina operations	Year ended December 31, 2006	Year ended December 31, 2006	Year ended December 31, 2006	Year ended December 31, 2005
Revenues:
Dockage fees and related income	$96,000	$1,221,000	$1,317,000	$1,163,000
Grove Isle marina slip owners dues	354,000	-	354,000	354,000
Total marina revenues	450,000	1,221,000	1,671,000	1,517,000
Expenses:
Labor and related costs	226,000	-	226,000	209,000
Insurance	73,000	105,000	178,000	184,000
Management fees	26,000	37,000	63,000	54,000
Utilities	23,000	133,000	156,000	113,000
Bay bottom lease	36,000	196,000	232,000	211,000
Repairs and maintenance	56,000	69,000	125,000	98,000
Other	30,000	50,000	80,000	95,000
Total Expenses	470,000	590,000	1,060,000	964,000

Income before interest, depreciation and minority interest	($20,000)	$631,000	$611,000	$553,000

Grove Isle spa operations:
The Grove Isle spa began operations in the first quarter of 2005. The spa, which operates under the name “Spa Terre at the Grove”, offers a variety of body treatments, salon services, facial care and massage therapies.

Spa revenues increased by $268,000 (or 76%), primarily as a result of a full year’s operations in 2006 versus a partial year in 2005. Comparisons of cost are not meaningful at this point as the spa has yet to reach stabilized revenues.

Below is a summarized income statement for these operations for the year ended December 31, 2006 and 2005. The Company owns 50% of the Grove Isle Spa with the other 50% owned by an affiliate of the Noble House Resorts, the tenant operator of the Grove Isle Resort.

Grove Isle Spa Summarized statement of income	For the year ended December 31, 2006	For the year ended December 31, 2005
Revenues:
Services provided	$568,000	$308,000
Membership and other	53,000	45,000
Total spa revenues	621,000	353,000
Expenses:
Cost of sales (commissions and other)	192,000	104,000
Salaries, wages and related	180,000	98,000
Other operating costs	196,000	112,000
Management and administrative fees	34,000	23,000
Pre-opening and start up costs	20,000	114,000
Other	48,000	34,000
Total Expenses	670,000	485,000

Loss before interest, depreciation, minority interest and income taxes	($49,000)	($132,000)

Net gain from investments in marketable securities:
Net gain from investments in marketable securities, including marketable securities distributed by partnerships in which the Company owns minority positions, for the years ended December 31, 2006 and 2005, is as follows:

Description	2006	2005
Net realized gain from sales of securities	$223,000	$209,000
Unrealized net gain (loss) in marketable securities	248,000	(104,000)
Total net gain from investments in marketable securities	$471,000	$105,000

Net realized gain from sales of marketable securities consisted of approximately $436,000 of gains net of $213,000 of losses for the year ended December 31, 2006. The comparable amounts in fiscal year 2005 were gains of approximately $288,000 net of $79,000 of losses.

Approximately $64,000 and $108,000 of gains in fiscal years 2006 and 2005, respectively, were recognized from the sale of stock distributions from the Company’s investments in privately held partnerships included in other investments. The increase in unrealized net gain in 2006 as compared with 2005 was the result of overall improved stock market performance during 2006.

Consistent with the Company’s overall current investment objectives and activities, the entire marketable securities portfolio is classified as trading (versus available for sale, as defined by generally accepted accounting principles). Unrealized gains or losses from marketable securities are recorded as revenues in the consolidated statements of comprehensive income.

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

Net gain from other investments is summarized below:
	2006	2005
Venture capital funds - diversified businesses (a)	$404,000	$85,000
Restaurant development & operation (b)	(500,000)	-
Real estate and related (c)	148,000	166,000
Venture capital funds - technology & communications (d)	50,000	70,000
Income from investment in 49% owned affiliate (e)	91,000	81,000
Other (f)	6,000	(159,000)
Totals	$199,000	$243,000

(a)
In 2006 and 2005 amounts consist primarily of gains of approximately $226,000 and $85,000, respectively, on distributions from the Company’s investment in two limited partnerships which own interests in various diversified businesses, primarily in the manufacturing and production related sectors. Also in 2006 a gain of approximately $178,000 was recognized on distributions from a private capital fund that invests equities, debt or debt like securities of distressed companies. The Company’s ownership percentage in all of these investments is less than 1% of the total ownership and in each case gains are only recognized after the total investment cost has been recovered.

(b)
In December 2006 the Company elected to write off its entire 10% equity interest in a restaurant located in Key West, Florida and recognized a loss of $500,000. The restaurant was sold in February 2007 and proceeds from the sale were not sufficient for the Company to recover its investment.

(c)
In 2006 and 2005 amounts consist primarily of gains on the distribution of proceeds from assets held in real estate related limited partnerships in which the Company owns minority equity interests and in which such distributions exceeded the carrying value of the investment.

(d)	In 2006 and 2005 amount primarily includes gains resulting from distributions received in excess of carry values of investments in funds in the communications and internet technology industries.

(e)	This gain represents income from the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. The increase from the prior year is primarily as a result of increased interest income.
(f)	In 2005 amount includes valuation loss of $147,000 representing the remaining carrying value of an investment in a privately-held company in the personal cosmetic industry.

Net gain or loss from other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net earnings. However, the amount of investment gain or loss from other investments for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

Interest, dividend and other income remained consistent for the year ended December 31, 2006 as compared with that of 2005.

Expenses:
Total expenses for the year ended December 31, 2006 as compared to that of 2005 increased by approximately $2.1 million (or 21%). The primary causes for this increase were an approximate $624,000 loss on fixed assets abandoned and replaced at the Monty’s property, increased cost of sales, labor and other operating costs at the Monty’s restaurant of approximately $635,000 (or 13%), increased expenses of rental and other properties of approximately $177,000 (or 38%), increased interest expense of approximately $259,000 (or 18%), increased depreciation and amortization expense of $229,000 (or 25%) and increased spa expenses of approximately $187,000 (or 39%). These changes are discussed in more detail below.

In December 2006 upon substantial completion of renovations to the Monty’s property the Company recognized a loss of $624,000 on the abandonment of certain fixed assets which were replaced during construction. The items replaced primarily consisted of the high volume air conditioning system throughout the property and renovation of the property’s parking lot.

Food and beverage costs are solely from the Monty’s restaurant operations. Spa expenses are solely from the Grove Isle spa operations. Marina expenses are from both the Monty’s and Grove Isle marinas. Summarized income statements for each of these operations are presented and discussed above.

Operating expenses of rental and other properties for the year ended December 31, 2006 increased by approximately $177,000 (or 38%) as compared with that of 2005. This increase was primarily the result of increased insurance costs of the Monty’s property of approximately $81,000 and a non-recurring management fee of $100,000 paid to the manager of the HMG-Fieber joint venture which sold its last property in August 2005 and was dissolved in December 2006.

Depreciation and amortization expense increased by approximately $229,000 (or 25%) primarily due to a full year’s depreciation expense incurred at the Monty’s property which substantially completed improvements in 2006.

Interest expense increased by approximately $259,000 (or 18%) for year ended December 31, 2006 as compared to 2005. This was due to increased interest expense of $131,000 due to borrowings related to the final construction loan draws for the completion of improvements to the Monty’s property, increased interest by $65,000 during 2006 relating to the note payable to the Company’s 49% owned affiliate (T.G.I.F. Texas, Inc.) as a result of higher interest rates during the year and increased interest expense of $68,000 related to the Grove Isle property loan as a result of higher interest rates.

Professional fees increased by approximately $51,000 (or 20%) for the year ended December 31, 2006 as compared to 2005. This increase was primarily due to increased accounting fees.

Net gain on sales of real estate for the years ended December 31, 2006, and 2005 consisted of the following:
	Net gain after incentive fee and minority interest

Property Sold	2006	2005
Undeveloped land, Houston, Texas	$257,000	-
Sale of retail store, Kingston, New York	-	$303,000
Loss on disposition of Monty’s furniture, fixtures and equipment, Coconut Grove, Florida	-	(184,000)
Total	$257,000	$119,000

Net gain on sales of properties has been reduced, where applicable, by minority partners' interest in the gain of $36,000 for the year ended December 31, 2005, and by adviser's incentive fees of $28,000 and $34,000 for the years ended December 31, 2006 and 2005, respectively.

During 2005 management decided that a restaurant was not the best use of the second floor space of the Monty’s property, and consequently certain kitchen equipment and dining room fixtures included in the original purchase of Monty’s were disposed of at auction in 2005 resulting in a loss of $184,000 (net of 50% minority interest).

Provision for (benefit from) income taxes for the years ended December 31, 2006 and 2005 was $12,000 and ($305,000), respectively. The benefit from income taxes in 2005 was in part due to reversing $250,000 of the current tax provision established in 2004 which resulted from the Company election to distribute substantially all of its 2004 taxable income relating to the Company’s REIT activities through a cash dividend of $539,000 (or $.50/share) paid in August 2005. The 2005 benefit also includes deferred income tax benefit relating to an increase in net operating losses from the Company’s non-REIT activities in 2005.

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amount and the tax basis of assets and liabilities at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. As a result of timing differences associated with the carrying value of other investments and depreciable assets and the future benefit of a net operating loss, as of December 31, 2006 and 2005, the Company has recorded a net deferred tax asset of $76,000 and $88,000, respectively. A valuation allowance against deferred tax asset has not been established as management believes it is more likely than not, based on the Company’s previous history and expectation of future taxable income before expiration, that these assets will be realized.

Effect of Inflation.
Inflation affects the costs of operating and maintaining the Company's investments. In addition, rentals under certain leases are based in part on the lessee's sales and tend to increase with inflation, and certain leases provide for periodic adjustments according to changes in predetermined price indices.

Liquidity, Capital Expenditure Requirements and Capital Resources. The Company's material commitments primarily consist of maturities of debt obligations of approximately $4.6 million in 2007 and contributions committed to other investments of approximately $2.1 million due upon demand. The funds necessary to meet these obligations are expected from the proceeds from the sales of properties or investments, bank construction loan, refinancing of existing bank loans, distributions from investments and available cash. Included in the maturing debt obligations for 2007 is a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) ( Reference is made to Item 12 Certain Relationships and Related Transactions) of approximately $3.7 million. This amount is due on demand. The obligation due to TGIF will be paid with funds available from distributions from its investment in TGIF and from available cash.

A summary of the Company’s contractual cash obligations at December 31, 2006 is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Mortgages and notes payable	$20,931,000	$4,610,000	$1,411,000	$1,618,000	$13,292,000
Other investments commitments (a)	2,100,000	2,100,000	--	--	--
Total	$23,031,000	$6,710,000	$1,411,000	$1,618,000	$13,292,000

(a)
The timing of amounts due under commitments for other investments is determined by the managing partners of the individual investments. These amounts are reflected as due in less than one year although the actual funding may not be required until some time in the future.

Material Changes in Operating, Investing and Financing Cash Flows.
The Company’s cash flows are generated primarily from its real estate activities, sales of investment securities, distributions from other investments and borrowings. For the year ended December 31, 2006 the Company’s net cash from operating activities was approximately $290,000. This included proceeds from the sales and redemptions of marketable securities of $2.4 million less purchases of marketable securities of $954,000 and reductions in margin payable to brokers and other liabilities of $803,000. The Company believes that there will be sufficient cash flows in the next year to meet its operating requirements.

For the year ended December 31, 2006, the net cash used in investing activities was approximately $521,000. This included cash used for improvements of properties of $2.4 million (principally improvements and purchases of fixed assets for the Monty’s property) and contributions to other investments of $831,000 (including $350,000 investment in two partnerships developing real estate for resale in Jacksonville, Florida and $150,000 initial contribution in a real estate limited partnership). These uses of cash were partially offset by cash received in the form of distributions from other investments of $1.8 million (including $309,000 from one investment in a private capital fund that invests equities, debt or debt like securities of distressed companies, $276,000 from an investment in a limited partnership owning real estate for resale and $348,000 from two limited partnerships which own interests in various diversified businesses) and $818,000 in net proceeds from the sale of the remaining undeveloped land in Houston, Texas.

For the year ended December 31, 2006, net cash provided by financing activities was approximately $293,000. This consisted of $883,000 of contributions from minority partners and $615,000 of construction borrowings for improvements at the Monty’s property. These sources of funds were partially offset by $687,000 in purchase of treasury stock and $508,000 of repayment of mortgages and notes payable.

Item 7. Consolidated Financial Statements

Berenfeld Spritzer Shechter & Sheer
CERTIFIED PUBLIC ACCOUNTANTS
401 East Las Olas Boulevard, Suite 1090
Ft. Lauderdale, Florida 33301
Telephone (954) 728-3740 Fax (954) 728-3798

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of HMG/Courtland Properties, Inc. and Subsidiaries

We have audited the accompanying consolidated balances sheets of HMG/Courtland Properties, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the years in the two year period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HMG/Courtland Properties, Inc. and Subsidiaries at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Berenfeld Spritzer Shechter & Sheer

Berenfeld Spritzer Shechter & Sheer
Certified Public Accountants

March 21, 2007
Ft. Lauderdale, Florida

HMG/COURTLAND PROPERTIES, INC. AND
SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND 2005

	December 31,	December 31,
	2006	2005
ASSETS
Investment properties, net of accumulated depreciation:
Commercial properties	$7,385,857	$6,513,793
Commercial properties- construction in progress	239,166	171,727
Hotel, club and spa facility	5,433,500	5,845,030
Marina properties	3,044,878	2,899,085
Land held for development	27,689	589,419
Total investment properties, net	16,131,090	16,019,054

Cash and cash equivalents	2,412,871	2,350,735
Investments in marketable securities	5,556,121	6,576,954
Other investments	4,293,662	5,119,179
Investment in affiliate	3,165,235	3,074,530
Loans, notes and other receivables	1,910,555	2,037,651
Notes and advances due from related parties	736,909	767,768
Deferred taxes	76,000	88,000
Goodwill	7,728,627	7,728,627
Other assets	718,935	640,602
TOTAL ASSETS	$42,730,005	$44,403,100

LIABILITIES
Mortgages and notes payable	$20,931,301	$20,823,764
Accounts payable, accrued expenses and other liabilities	1,704,182	1,266,561
Margin payable to broker	-	1,211,925
Interest rate swap contract payable	45,000	266,000
TOTAL LIABILITIES	22,680,483	23,568,250

Minority interests	3,126,715	2,674,740

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; 2,000,000 shares
authorized; none issued	-	-
Excess common stock, $1 par value; 500,000 shares authorized;
none issued	-	-
Common stock, $1 par value; 1,500,000 shares authorized and
1,317,535 shares issued
as of December 31, 2006 & 2005	1,317,535	1,317,535
Additional paid-in capital	26,585,595	26,585,595
Undistributed gains from sales of properties, net of losses	41,572,120	41,315,056
Undistributed losses from operations	(49,964,109)	(49,046,362)
Accumulated other comprehensive loss	(22,500)	(133,000)
	19,488,641	20,038,824
Less: Treasury stock, at cost (293,580 & 244,500 shares as of
December 31, 2006 & 2005, respectively)	(2,565,834)	(1,878,714)
TOTAL STOCKHOLDERS' EQUITY	16,922,807	18,160,110

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$42,730,005	$44,403,100

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

REVENUES	2006	2005
Real estate rentals and related revenue	$1,400,057	$1,198,972
Food & beverage sales	6,369,018	5,307,568
Marina revenues	1,671,523	1,516,900
Spa revenues	621,378	353,039
Net gain from investments in marketable securities	471,484	105,125
Net income from other investments	199,078	243,295
Interest, dividend and other income	608,180	589,280
Total revenues	11,340,718	9,314,179

EXPENSES
Operating expenses:
Rental and other properties	644,617	467,544
Loss on abandonment of fixed assets	623,829	-
Food and beverage cost of sales	1,810,560	1,612,851
Food and beverage labor and related costs	1,302,885	1,230,985
Food and beverage other operating costs	2,235,302	1,870,124
Marina expenses	1,060,343	964,182
Spa expenses	664,468	477,413
Depreciation and amortization	1,156,845	927,590
Adviser's base fee	900,000	900,000
General and administrative	327,323	303,757
Professional fees and expenses	301,970	250,621
Directors' fees and expenses	78,450	73,782
Total operating expenses	11,106,592	9,078,759

Interest expense	1,671,340	1,412,034
Minority partners' interests in operating loss of
consolidated entities	(531,467)	(349,666)
Total expenses	12,246,465	10,141,127

Loss before gain on sales of properties and income taxes	(905,747)	(826,948)

Gain on sales of properties, net	257,064	119,303
(Loss) income before income taxes	(648,683)	(707,645)

Provision for (benefit from) income taxes	12,000	(305,000)
Net loss	($660,683)	($402,645)

Other comprehensive income:
Unrealized gain on interest rate swap agreement	$110,500	$156,500
Total other comprehensive income	110,500	156,500

Comprehensive loss	($550,183)	($246,145)

Basic and diluted Net Loss per Common Share	($0.64)	($0.37)

Weighted average common shares outstanding basic and diluted	1,030,409	1,079,214

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common Stock		Additional Paid-In	Undistributed Gains from Sales of Properties Net of	Undistributed Losses from	Comprehensive	Accumulated Other Comprehensive	Treasury Stock		Notes Receivable from exercise of Stock	Total Stockholders'
	Shares	Amount	Capital	Losses	Operations	Income (loss)	Income (loss)	Shares	Cost	Options	Equity

Balance as of January 1, 2005	1,315,635	$1,315,635	$26,571,972	$41,735,070	($48,524,414)		($289,500)	226,500	($1,659,114)	($258,750)	$18,890,899

Net income (loss)				119,303	(521,948)	(402,645)					(402,645)
Other comprehensive income:
Unrealized loss on interest rate swap contract						156,500	156,500				(289,500)
Comprehensive income (loss)						(246,145)

Repayment of Note receivable from exercise
of Stock Options & Stock Option Reload	1,900	1,900	13,623					18,000	(219,600)	258,750	54,673

Dividend ($.50 per share)				(539,317)							(539,317)

Balance as of December 31, 2005	1,317,535	1,317,535	26,585,595	41,315,056	(49,046,362)		(133,000)	244,500	(1,878,714)	-	18,160,110

Net income (loss)				257,064	(917,747)	(660,683)					(660,683)
Other comprehensive income:
Unrealized gain on interest rate swap contract						110,500	110,500				110,500
Comprehensive income (loss)						(550,183)

Purchased 49,080 shares of treasury stock
at $14 per share								49,080	(687,120)		(687,120)

Balance as of December 31, 2006	1,317,535	$1,317,535	$26,585,595	$41,572,120	($49,964,109)		($22,500)	293,580	($2,565,834)	-	$16,922,807

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($660,683)	($402,645)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	1,156,845	927,590
Net income from other investments	(199,078)	(261,857)
Loss on abandonment of fixed assets	623,829	-
Gain on sales of properties, net	(257,064)	(119,303)
Net gain from investments in marketable securities	(471,484)	(105,125)
Minority partners' interest in operating losses	(531,467)	(349,666)
Deferred income tax expense (benefit)	12,000	(60,000)
Changes in assets and liabilities:
Increase in other assets and other receivables	(72,359)	(35,202)
Net proceeds from sales and redemptions of securities	2,446,535	1,988,903
Increase in investments in marketable securities	(954,218)	(1,328,189)
Increase in accounts payable, accrued expenses and other liabilities	409,032	381,429
Decrease in margin payable to brokers	(1,211,925)	(236,680)
Decrease in income taxes payable	-	(250,000)
Total adjustments	950,646	551,900
Net cash provided by operating activities	289,963	149,255

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and improvements of properties	(2,425,025)	(4,025,666)
Net proceeds from disposals of properties	818,794	532,944
Decrease in notes and advances from related parties	30,859	205,474
Increase in mortgage loans and notes receivables	-	(250,000)
Collections of mortgage loans and notes receivables	91,708	208,292
Distributions from other investments	1,793,869	2,139,282
Contributions to other investments	(831,389)	(1,874,640)
Net cash used in investing activities	(521,184)	(3,064,314)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additional borrowings, mortgages and notes payables	615,327	2,479,673
Repayment of mortgages and notes payables	(507,790)	(138,978)
Dividends paid	-	(539,317)
Purchase of treasury stock	(687,120)	-
Contributions from minority partners	883,530	297,552
Distributions to minority partners	(10,590)	(243,544)
Net cash provided by financing activities	293,357	1,855,386

Net increase (decrease) in cash and cash equivalents	62,136	(1,059,673)

Cash and cash equivalents at beginning of the year	2,350,735	3,410,408

Cash and cash equivalents at end of the year	$2,412,871	$2,350,735

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$1,671,000	$1,412,000
See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 and 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business and Consolidation. The consolidated financial statements include the accounts of HMG/Courtland Properties, Inc. (the "Company") and entities in which the Company owns a majority voting interest or controlling financial interest. The Company was organized in 1972 and (excluding its 95% owned subsidiary Courtland Investments, Inc., which files a separate tax return) qualifies for taxation as a real estate investment trust ("REIT") under the Internal Revenue Code. The Company’s business is the ownership and management of income-producing commercial properties and its management considers other investments if such investments offer growth or profit potential. The Company’s recurring operating revenue comes from food and beverage operations, marina dockage and related, commercial property rental and related, and, beginning in March 2005, spa operations.

All material transactions and balances with consolidated and unconsolidated entities have been eliminated in consolidation or as required under the equity method.

The Company's consolidated subsidiaries are described below:

Courtland Investments, Inc. (“CII”). A 95% owned corporation in which the Company holds a 95% non-voting interest and Masscap Investments Company, Inc. ("Masscap") holds a 5% voting interest in CII. The Company and Masscap have had a continuing arrangement with regard to the ongoing operations of CII, which provides the Company with complete authority over all decision making relating to the business, operations and financing of CII consistent with the Company’s status as a real estate investment trust. Masscap is a wholly-owned subsidiary of Transco Realty Trust which is a 46% shareholder of the Company. CII files a separate tax return and its operations are not part of the REIT tax return.

Courtland Bayshore Rawbar, LLC (“CBSRB”). This Florida limited liability company is wholly owned by CII. CBSRB owns a 50% interest in Bayshore Rawbar, LLC (“BSRB”) which operates the outdoor Monty’s restaurant. The other 50% owner of BSRB is The Christoph Family Trust (“CFT”), an unrelated entity.

HMG Bayshore, LLC (“HMGBS”). This Florida limited liability company owns a 50% interest in the real property and marina operations of Bayshore Landing, LLC (“BSL”). HMGBS and the CFT formed BSL for the purposes of acquiring and operating the Monty’s property in Coconut Grove, Florida.

CII Spa, LLC (“CIISPA”). This Florida single-member limited liability company was formed in 2004 and is wholly-owned by CII. CIISPA owns a 50% interest in Grove Spa, LLC (“GS”), as discussed below.

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

Grove Isle Yacht Club Associates (“GIYCA”). This partnership (wholly-owned by CII) was the developer of the 85 boat slips located at Grove Isle of which the Company owns six as of December 31, 2006. All other slips are privately owned. Grove Isle Marina, Inc. a wholly-owned subsidiary of GIYCA, operates all aspects of the Grove Isle marina.

South Bayshore Associates (“SBA”). This is a 75% owned joint venture wherein the major asset is a receivable from the Company's 46% shareholder, Transco Realty Trust.

260 River Corp (“260”). This is a wholly-owned corporation which owns a 70% interest in a vacant retail store location in Montpelier, Vermont.

Courtland/Key West, Inc. (“CKWI”). This Florida corporation was formed in December 1999 and is wholly-owned by CII. As of December 31, 2006 CKWI owned a 10% interest in a limited liability company (Monty’s Key West, LLC) which owned and operated a restaurant in Key West, Florida. CKWI (as of December 31, 2006) held a $1 million promissory note due from the principal owner of Monty’s Key West, LLC. In February 2007 the restaurant was sold and CKWI was repaid its $1 million loan plus accrued interest. As a result of the sale CKWI wrote off its 10% equity interest in the restaurant which had a carrying value of $500,000.

The Grove Towne Center - Texas, Ltd (“TGTC”). This partnership was wholly-owned by the Company. The sole asset of the partnership (3 acres of undeveloped land located in suburban Houston, Texas) was sold in 2006 and this entity was dissolved.

HMG - Fieber Associates (“Fieber”). This entity was a 70% owned joint venture wherein the major asset was a retail store located in the Kingston, New York which was sold in August 2005. This joint venture was dissolved in 2006.

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

Depreciation and Amortization. Depreciation of properties held for investment is computed using the straight-line method over the estimated useful lives of the properties, which range up to 39.5 years. Deferred mortgage and leasing costs are amortized over the shorter of the respective term of the related indebtedness or life of the asset. Depreciation and amortization expense for the years ended December 31, 2006 and 2005 was approximately $1,157,000 and $928,000, respectively. The Grove Isle yacht slips are being depreciated on a straight-line basis over their estimated useful life of 20 years. The Monty’s marina is being depreciated on a straight-line basis over its estimated useful life of 15 years.

Fair Value of Financial Instruments. The carrying value of financial instruments including other receivables, notes and advances due from related parties, accounts payable and accrued expenses and mortgages and notes payable approximate their fair values at December 31, 2006 and 2005, due to their relatively short terms or variable interest rates.

Marketable Securities. The entire marketable securities portfolio is classified as trading consistent with the Company's overall investment objectives and activities. Accordingly, all unrealized gains and losses on the Company's marketable securities investment portfolio are included in the consolidated statements of comprehensive income.

Gross gains and losses on the sale of marketable securities are based on the first-in first-out method of determining cost.

Marketable securities from time to time are pledged as collateral pursuant to broker margin requirements. At December 31, 2006 there are no margin balances outstanding. As of December 31, 2005 there was approximately $1.2 million of margin balances payable to brokers.

Notes and other receivables. Management periodically performs a review of amounts due on its notes and other receivable balances to determine if they are impaired based on factors affecting the collectibility of those balances. Management's estimates of collectibility of these receivables requires management to exercise significant judgment about the timing, frequency and severity of collection losses, if any, and the underlying value of collateral, which may affect recoverability of such receivables. As of December 31, 2006 and 2005, there were no receivables that required an allowance.

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

Comprehensive Income (Loss). The Company reports comprehensive income (loss) in the consolidated statements of changes in stockholders' equity. Comprehensive income (loss) is the change in equity from transactions and other events from nonowner sources. Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). For the year ended December 31, 2006 and 2005 comprehensive income consisted of unrealized gain from interest rate swap agreement of approximately $110,000 and $156,000, respectively.

(Loss) earnings per common share. Net (loss) income per common share (basic and diluted) is based on the net income divided by the weighted average number of common shares outstanding during each year. Diluted net (loss) income per share includes the dilutive effect of options to acquire common stock. Common shares outstanding include issued shares less shares held in treasury. The Company does not have any potentially dilutive shares because net losses were reported in all periods presented.

Gain on Sales of Properties. Gain on sales of properties is recognized when the minimum investment requirements have been met by the purchaser and title passes to the purchaser. Furthermore, gain on sales of properties has been reduced, where applicable, by minority partners' interest in the loss of approximately $36,000 for the year ended December 31, 2005 and adviser's incentive fees of approximately $28,000 and $34,000 for the years ended December 31, 2006 and 2005, respectively.

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

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

Intangible Assets. Intangible assets consist primarily of goodwill and deferred loan costs. Goodwill is carried at historical cost if its estimated fair value is greater than its carrying value. However, if its estimated fair value is less than the carrying amount, goodwill is reduced to its estimated fair value through an impairment charge to the consolidated statements of comprehensive income.

Deferred loan costs are amortized over the life of the loan using the effective interest rate method.

Reclassifications. Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the current year's presentation.

Minority Interest. Minority interest represents the minority partners' proportionate share of the equity of the Company's majority owned subsidiaries. A summary of minority interest for the years ended December 31, 2006 and 2005 is as follows:

	2006	2005
Minority interest balance at beginning of year	$2,675,000	$2,838,000
Minority partners’ interest in operating losses of consolidated subsidiaries	(531,000)	(350,000)
Minority partners’ interest in net losses on sales of properties of consolidated subsidiaries	-	(36,000)
Net contributions from minority partners	873,000	54,000
Unrealized gain on interest rate swap agreement	110,000	156,000
Other	-	13,000
Minority interest balance at end of year	$3,127,000	$2,675,000

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

Recent Accounting Pronouncements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value options is determined on an instrument by instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using another measurement attribute. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently analyzing the potential impact of adoption of SFAS No. 159 to its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements . SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 was effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company adopted the provisions of SAB 108 on December 31, 2006 and the impact of adoption was not material to its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements , (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of SFAS 109, (“FIN 48”). FIN 48 provides interpretive guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is reviewing the impact of adopting FIN No. 48 but does not anticipate that the impact will be material to its consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets , which will be effective for fiscal years that begin after December 15, 2006. This statement amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125, or SFAS 140 , regarding (1) the circumstances under which a servicing asset or servicing liability must be recognized, (2) the initial and subsequent measurement of recognized servicing assets and liabilities, and (3) information required to be disclosed relating to servicing assets and liabilities. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which will be effective for fiscal years that begin after December 15, 2006. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which was adopted effective January 1, 2006. This statement addresses the retrospective application of such changes and corrections and will be followed if and when necessary. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

2. INVESTMENT PROPERTIES

The components of the Company’s investment properties and the related accumulated depreciation information follow:
	December 31, 2006
		Accumulated
	Cost	Depreciation	Net
Commercial Properties:
Monty’s restaurant and retail mall (Coconut Grove, FL) - Building & Improvements (1)	$5,685,946	$278,605	$5,407,341
Monty’s restaurant and retail mall (Coconut Grove, FL) - furniture, fixtures and equipment (F,F &E) (1)	1,293,570	201,059	1,092,511
Corporate Office - (Coconut Grove, FL) - Building	640,186	166,716	473,470
Corporate Office - (Coconut Grove, FL) - Land	325,000	-	325,000
Other (Montpelier, Vermont) - Buildings	52,000	52,000	-
Other (Montpelier, Vermont) - Land	87,535	-	87,535
	8,084,237	698,380	7,385,857
Commercial Properties- Construction in Progress:
Monty’s restaurant and retail mall (Coconut Grove, FL) (1)	239,166	-	239,166
	239,166	-	239,166
Grove Isle Hotel, club and spa facility (Coconut Grove, FL):
Land	1,338,518	-	1,338,518
Hotel and club building and improvements	6,819,032	5,078,618	1,740,414
Spa building and improvements	2,255,931	192,143	2,063,788
Spa F, F & E	426,662	135,882	290,780
	10,840,143	5,406,643	5,433,500
Marina Properties (Coconut Grove, FL):
Monty’s marina - 132 slips and improvements (1)	3,465,478	439,420	3,026,058
Grove Isle marina (6 slips company owned, 79 privately owned)	367,408	348,588	18,820
	3,832,886	788,008	3,044,878
Land Held for Development:
Hopkinton, Rhode Island (approximately 50 acres)	27,689	-	27,689
	27,689	-	27,689

Totals	$23,024,121	$6,893,031	$16,131,090

(1) The Monty’s property is subject to a ground lease with the City of Miami, Florida expiring in 2035. Lease payments due under the lease consist of percentage rent ranging from 5% to 15% of gross revenues from various components of the property.

	December 31, 2005
		Accumulated
	Cost	Depreciation	Net
Commercial Properties:
Monty’s restaurant and retail mall (Coconut Grove, FL) - Building & Improvements (1)	$5,044,677	$135,772	$4,908,905
Monty’s restaurant and retail mall (Coconut Grove, FL) - furniture, fixtures and equipment (F,F &E) (1)	783,992	81,750	702,242
Corporate Office - (Coconut Grove, FL) - Building	640,186	145,553	494,633
Corporate Office - (Coconut Grove, FL) - Land	325,000	-	325,000
Other (Montpelier, Vermont) - Buildings	52,000	52,000	-
Other (Montpelier, Vermont) - Land	83,013	-	83,013
	6,928,868	415,075	6,513,793
Commercial Properties- Construction in Progress:
Monty’s restaurant and retail mall (Coconut Grove, FL) (1)	171,727	-	171,727
	171,727	-	171,727
Grove Isle Hotel, club and spa facility (Coconut Grove, FL):
Land	1,338,518	-	1,338,518
Hotel and club building and improvements	6,819,032	4,710,300	2,108,732
Spa building and improvements	2,132,575	79,800	2,052,775
Spa F, F & E	406,477	61,472	345,005
	10,696,602	4,851,572	5,845,030
Marina Properties (Coconut Grove, FL):
Monty’s marina - 132 slips and improvements (1)	3,085,780	236,890	2,848,890
Grove Isle marina (6 slips company owned, 79 privately owned)	364,399	314,204	50,195
	3,450,179	551,094	2,899,085
Land Held for Development:
Houston, Texas (approximately 3 acres)	561,730	-	561,730
Hopkinton, Rhode Island (approximately 50 acres)	27,689	-	27,689
	589,419	-	589,419

Totals	$21,836,794	$5,817,740	$16,019,054

3. MONTY’S RESTAURANT, MARINA AND OFFICE/RETAIL PROPERTY, COCONUT GROVE, FLORIDA

The Company owns a 50% equity interest in two entities, Bayshore Landing, LLC (“Landing”) and Bayshore Rawbar, LLC (“Rawbar”), (collectively, “Bayshore”) which own and operate a restaurant, office/retail and marina property located in Coconut Grove (Miami), Florida known as Monty’s (“Monty’s”). The other 50% owner of Bayshore is The Christoph Family Trust (“CFT”). Members of CFT are experienced real estate and marina operators. The Monty’s property is subject to a ground lease with the City of Miami, Florida which expires on May 31, 2035. Under the lease Bayshore pays percentage rents ranging from 5% to 15% of gross revenues from various components of the project. Total rent paid for the years ended December 31, 2006 and 2005 was approximately $721,000 and $726,000, respectively.

The Monty’s property consists of a two story building with approximately 40,000 rentable square feet and approximately 3.7 acres of submerged land with a 132-boat slip marina. It includes a 16,000 square foot indoor-outdoor raw bar restaurant and 24,000 square feet of office/retail space of which approximately 18,000 are presently leased to tenants operating boating and marina related businesses. Total cost of improvements to the Monty’s property since its acquisition in 2004 is approximately $4.9 million. As of December 31, 2006 there are approximately 4,000 square feet of potential leased retail space to be developed.

The excess of capitalized cost assigned to specific assets over the 2004 purchase price of Monty’s is approximately $7,729,000 and was recorded as goodwill. Since goodwill is an indefinite-lived intangible asset it is reviewed for impairment at each reporting period or whenever an event occurs or circumstances change that would more likely than not reduce fair value below carrying amount. Goodwill is carried at historical cost if its estimated fair value is greater than its carrying amounts. However, if its estimated fair value is less than the carrying amount, goodwill is reduced to its estimated fair value through an impairment charge to the consolidated statements of comprehensive income. There was no impairment of goodwill at December 31, 2006 and 2005.

During 2006 and 2005 various improvements were made to the Monty’s property at a total cost of approximately $4.9 million. These improvements primarily consisted of the expansion of the restaurant to provide an indoor area, improvements to the office/retail space which includes approximately 18,000 square feet leased as of December 31, 2006 and parking lot and landscaping improvement to the property.

In December 2006 certain fixed assets (primarily the parking lot and air conditioning systems) were replaced and a loss on the abandonment of these assets of approximately $624,000 was incurred (the Company’s portion, net of minority interest was $312,000).

During 2005 Bayshore decided that a restaurant was not the best use of the second floor space, and consequently certain kitchen equipment and dining room fixtures included in the original purchase of Monty’s was sold at auction in 2005. The Company incurred a loss on disposal of this property of approximately $133,000, net of minority interest.

The Monty’s property was purchased with proceeds from a bank loan secured by the property in the amount of $10.1 million plus approximately $3.9 million in cash. The $10.1 million bank loan is part of a $13.275 million acquisition and construction loan. During 2006, the remaining construction loan balance of approximately $615,000 was drawn and used for the aforementioned improvements to the property. As of December 31, 2006 and 2005 the outstanding balance of the loan was $12.9 million and $12.7 million, respectively. The original terms of the loan called for interest only payments until August 2005. In August 2005, the loan was modified to allow for the continuance of interest only payments through April 2006. At that time, and upon conversion to permanent terms, monthly principal payments necessary to fully amortize the principal amount over the remaining 15 years of the loan, plus accrued interest were made. The outstanding principal balance of the bank loan bears interest at a rate of 2.45% per annum in excess of the LIBOR Rate. However, Bayshore entered into an interest rate swap agreement with the same lender to manage its exposure to interest rate fluctuation through the entire term of the mortgage. The effect of the swap agreement is to provide a fixed interest rate of 7.57%.

Effective from August 20, 2004 (date of acquisition), the operations of Rawbar have been managed by RMI, Inc. (the “Manager”). The principal of RMI was the principal of the seller and has operated this restaurant for the last 15 years. The Manager also operates two other Monty’s restaurants in Miami Beach and Key West. Under the management agreement, Rawbar will pay the Manager a management fee equal to the greater of $300,000 per year or 4% of gross sales, as defined. In addition, the Manager is entitled to an incentive fee equal to 33% of all operating profits greater than $1,200,000 per year. The operations of Rawbar are performed by employees of the Manager and Bayshore reimburses the Manager for such employees’ payroll and related costs. The management agreement expires in August, 2009. Total management fees paid to the Manager for the years ended December 31, 2006 and 2005 were $300,000. The Manager was not entitled to incentive fees for 2006 or 2005.

Summarized combined statements of income for Landing and Rawbar for the years ended December 31, 2006 and 2005 are presented below (Note: the Company’s ownership percentage in these operations is 50%):

Summarized combined statements of income Bayshore Landing, LLC and Bayshore Rawbar, LLC	For the year ended December 31, 2006	For the year ended December 31, 2005

Revenues:
Food and Beverage Sales	$6,369,000	$5,308,000
Marina dockage and related	1,221,000	1,079,000
Retail/mall rental and related	316,000	129,000
Total Revenues	7,906,000	6,516,000

Expenses:
Cost of food and beverage sold	1,810,000	1,613,000
Labor and related costs	1,090,000	1,001,000
Entertainers	213,000	229,000
Other food and beverage related costs	561,000	460,000
Other operating costs	389,000	337,000
Repairs and maintenance	377,000	252,000
Insurance	508,000	357,000
Management fees	395,000	384,000
Utilities	413,000	322,000
Ground rent	721,000	726,000
Interest	996,000	865,000
Depreciation	501,000	342,000
Loss on abandonment/disposal-fixed assets (a)	624,000	367,000
Total Expenses	8,598,000	7,255,000

Net loss before minority interest	($692,000)	($739,000)

(a) During 2006 certain fixed assets of Bayshore (primarily the parking lot and air conditioning systems) were replaced and a loss on the abandonment of the replaced assets of approximately $624,000 was incurred (before minority interest). During 2005 Bayshore decided that a restaurant was not the best use of the second floor space, and consequently certain kitchen equipment and dining room fixtures included in the original purchase of Monty’s was sold at auction in 2005. The Company incurred a loss on disposal of this property of approximately $367,000 (before minority interest).

4. INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities consist primarily of large capital corporate equity and debt securities in varying industries or issued by government agencies with readily determinable fair values (see table below). These securities are stated at market value, as determined by the most recently traded price of each security at the balance sheet date. Consistent with the Company's overall current investment objectives and activities its entire marketable securities portfolio is classified as trading. Accordingly all unrealized gains and losses on this portfolio are recorded in the consolidated statements of comprehensive income. For the years ended December 31, 2006 and 2005 net unrealized gain (loss) on trading securities were approximately $248,000 and ($104,000), respectively.

	December 31, 2006			December 31, 2005
	Cost	Fair	Unrealized	Cost	Fair	Unrealized
Description	Basis	Value	Gain (loss)	Basis	Value	Gain (loss)

Real Estate Investment Trusts	$180,000	$484,000	$304,000	$216,000	$412,000	$195,000
Mutual Funds	1,046,000	1,229,000	183,000	808,000	916,000	109,000
Other Equity Securities	1,425,000	1,755,000	330,000	1,779,000	2,036,000	257,000
Total Equity Securities	2,651,000	3,468,000	817,000	2,803,000	3,364,000	561,000

Corporate Debt Securities (a)	886,000	828,000	(58,000)	1,211,000	1,126,000	(85,000)
Government Debt Securities (a)	1,406,000	1,260,000	(146,000)	2,199,000	2,087,000	(112,000)
Total Debt Securities	2,292,000	2,088,000	(204,000)	3,410,000	3,213,000	(197,000)
Total	$4,943,000	$5,556,000	$613,000	$6,213,000	$6,577,000	$364,000

(a) As of December 31, 2006, corporate and government debt securities are scheduled to mature as follows:

	Cost	Fair Value
2007 - 2011	$1,017,000	$1,012,000
2012-2016	467,000	396,000
2017 - thereafter	808,000	680,000
	$2,292,000	$2,088,000

Net gain from investments in marketable securities for the years ended December 31, 2006 and 2005 is summarized below:

Description	2006	2005
Net realized gain from sales of securities	$223,000	$209,000
Unrealized net gain (loss) in marketable securities	248,000	(104,000)
Total net gain	$471,000	$105,000

Net realized gain from sales of marketable securities consisted of approximately $436,000 of gains net of $213,000 of losses for the year ended December 31, 2006. The comparable amounts in fiscal year 2005 were gains of approximately $288,000 net of $79,000 of losses. Approximately $64,000 and $108,000 of gains in fiscal years 2006 and 2005, respectively, were recognized from the sale of stock distributions from the Company’s investments in privately held partnerships included in other investments. The increase in unrealized net gain in 2006 as compared with 2005 was the result of overall improved stock market performance during 2006.

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

As of December 31, 2006 and 2005, the Company’s portfolio of other investments includes approximately 35 investees with an aggregate carrying value of $4.3 million and $5.1 million, respectively. The Company has committed to fund an additional $2.1 million as required by agreements with the investees. The carrying value of these investments is equal to contributions less distributions and loss valuation adjustments. During the years ended December 31, 2006 and 2005 the Company contributed approximately $831,000 and $1.9 million, respectively, toward these commitments and received distributions from these investments (primarily cash distributions) of $1.8 million and $2.1 million, respectively.

The Company made initial or full commitment contributions to six new investments in 2006. This included a total of $350,000 in two partnerships which are developing residential property for resale in Jacksonville, Florida.

The Company’s other investments are summarized below.

	Carrying values as of December 31,
Investment Focus	2006	2005
Venture capital funds - technology and communications	$637,000	$566,000
Venture capital funds - diversified businesses	516,000	596,000
Restaurant development, operation and franchising	200,000	650,000
Real estate and related	1,356,000	1,480,000
Hedge stock and debt funds	1,430,000	1,622,000
Other	155,000	205,000
Totals	$4,294,000	$5,119,000

The Company regularly reviews the underlying assets in its investment portfolio for events, including but not limited to bankruptcies, closures and declines in estimated fair value, that may indicate the investment has suffered an other-than-temporary decline in value. When a decline is deemed other-than-temporary, an investment loss is recognized. For the years ended December 31, 2006 and 2005 such valuation losses were approximately $500,000 and $147,000, respectively.

In December 2006 the Company elected to write off its entire 10% equity interest in a restaurant located in Key West, Florida and recognized a loss of $500,000. The restaurant was sold in February 2007 and proceeds from the sale were not sufficient for the Company to recover its investment.

Net gain from other investments (including valuation losses) is as follows:

Net gain from other investments is summarized below:
	2006	2005
Venture capital funds - diversified businesses (a)	$404,000	$85,000
Restaurant development & operation (b)	(500,000)	-
Real estate and related (c)	148,000	166,000
Venture capital funds - technology & communications (d)	50,000	70,000
Income from investment in 49% owned affiliate (e)	91,000	81,000
Other (f)	6,000	(159,000)
Totals	$199,000	$243,000

(a)
In 2006 and 2005 amounts consist primarily of gains of approximately $226,000 and $85,000, respectively, on distributions from the Company’s investment in two limited partnerships which own interests in various diversified businesses, primarily in the manufacturing and production related sectors. Also in 2006 a gain of approximately $178,000 was recognized on distributions from a private capital fund that invests equities, debt or debt like securities of distressed companies. The Company’s ownership percentage in all of these investments is less than 1% of the total ownership and in each case gains are only recognized after the total investment cost has been recovered.

(b)
In December 2006 the Company elected to write off its entire 10% equity interest in a restaurant located in Key West, Florida and recognized a loss of $500,000. The restaurant was sold in February 2007 and proceeds from the sale were not sufficient for the Company to recover its investment.

(c)
In 2006 and 2005 amounts consist primarily of gains on the distribution of proceeds from assets held in real estate related limited partnerships in which the Company owns minority equity interests and in which such distributions exceeded the carrying value of the investment.

(d)	In 2006 and 2005 amount primarily includes gains resulting from distributions received in excess of carry values of investments in funds in the communications and internet technology industries.
(e)	This gain represents income from the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. The increase from the prior year is primarily as a result of increased interest income.
(f)	In 2005 amount includes valuation loss of $147,000 representing the remaining carrying value of an investment in a privately-held company in the personal cosmetic industry.

Other investments give rise to exposure resulting from credit risks and the volatility in capital markets. The Company attempts to mitigate its risks by diversifying its investment portfolio. Net gain or loss from other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net earnings.

6. INVESTMENT IN AFFILIATE

Investment in affiliate consists of CII’s 49% equity interest in T.G. I.F. Texas, Inc. (T.G.I.F.). T.G.I.F. is a Texas Corporation, which owns one net leased property in Louisiana and holds promissory notes receivable from its shareholders, including CII and Maurice Wiener, the Chairman of the Company and T.G.I.F. Reference is made to Notes 8 and 10 for discussion on notes payable by CII to T.G. I.F. and notes payable by Mr. Wiener to T.G.I.F. This investment is recorded under the equity method of accounting. For the years ended December 31, 2006 and 2005 income from investment in affiliate amounted to approximately $91,000 and $81,000, respectively and is included in gain from other investments in the consolidated statements of comprehensive income.

7. LOANS, NOTES AND OTHER RECEIVABLES

Description	2006	2005
Promissory note and accrued interest due from Key West restaurant operator (a)	$1,013,000	$1,013,000
Promissory note and accrued interest due from principal of Grove Isle tenant (b)	510,000	511,000
Various mortgage loan participations	212,000	306,000
Other	176,000	208,000
Total loans, notes and other receivables	$1,911,000	$2,038,000

(a)
In July 2004 the Company loaned $1 million to an entity which owned and operated a restaurant in Key West, Florida. In February 2007 the restaurant was sold and the Company was repaid the $1 million loan plus accrued and unpaid interest of approximately $26,000.

(b)
In 1997, GIA advanced $500,000 to the principal owner of the tenant of the Grove Isle property. GIA received a promissory note bearing interest at 8% per annum with interest payments due quarterly beginning on July 1, 1997 and all principal due at maturity on June 30, 2007 (as extended). All interest payments due to date have been received.

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

On August 17, 2006, the shareholders approved the renewal of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2007, and expiring December 31, 2007.

For the years ended December 31, 2006 and 2005, the Company and its subsidiaries incurred Adviser fees of approximately $965,000 and $974,000, respectively, of which $900,000 represented regular compensation and approximately $65,000 and $74,000 represented incentive compensation for 2006 and 2005, respectively. The Adviser is also the manager for certain of the Company's affiliates and received management fees of approximately $33,000 in 2006 and 2005, for such services. Included in fees for 2006 and 2005 was approximately $25,000 of management fees earned relating to management of the Monty’s restaurant operations. Furthermore, for each of the fiscal years 2006 and 2005 the Company paid approximately $85,000 to one of the Company’s officers in his capacity as project manager of a specific property.

At December 31, 2006 and 2005, the Company had amounts due from the Adviser of approximately $184,000. The amount due from the Adviser bears interest at prime plus 1% and is due on demand.

At December 31, 2006 and 2005, the Company had amounts due from Courtland Group, Inc. (CGI) (the former adviser) of approximately $253,000. The amount due from CGI bears interest at prime plus 1% and is due on demand.

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

In August 2004 HMG Advisory Bayshore, Inc. (“HMGABS”) (a wholly owned subsidiary of the Adviser) was formed for the purposes of overseeing the Monty’s restaurant operations acquired in August 2004. For the years ended December 31, 2006 and 2005 HMGABS earned approximately $25,000, in such management fees.

The Company, via its 75% owned joint venture (SBA), has a note receivable from Transco (a 46% shareholder of the Company) of $300,000. This note bears interest at the prime rate and is due on demand.

Mr. Wiener is an 18% shareholder and the chairman and director of T.G.I.F. Texas, Inc., a 49% owned affiliate of CII (See Note 6). As of December 31, 2006 and 2005, T.G.I.F. had amounts due from CII in the amount of approximately $3,661,000. These amounts are due on demand and bear interest at the prime rate. All interest due has been paid. T.G.I.F. also owns 10,000 shares of the Company’s common stock it purchased at market value in 1996.

As of December 31, 2006 and 2005, T.G.I.F. had amounts due from Mr. Wiener in the amount of approximately $707,000. These amounts bear interest at the prime rate and principal and interest are due on demand. All interest due has been paid.

Mr. Wiener received consulting and director’s fees from T.G.I.F totaling $45,000 and $37,000 for the years ended December 31, 2006 and 2005, respectively.

9. OTHER ASSETS

The Company’s other assets consisted of the following as of December 31, 2006 and 2005:

Description	2006	2005
Deferred loan costs, net of accumulated amortization	$203,000	$202,000
Prepaid expenses and other assets	241,000	204,000
Food/beverage & spa inventory	82,000	102,000
Utility deposits	75,000	77,000
Deferred leasing costs	118,000	56,000
Total other assets	$719,000	$641,000

10. MORTGAGES AND NOTES PAYABLES
	December 31,
	2006	2005
Collateralized by Investment Properties (Note 2)
Monty’s restaurant, marina and mall: Mortgage loan payable with interest 7.57% after taking into effect interest rate swap. Interest only monthly payments due until 4/19/2006 (as modified). Thereafter, the loan is payable in equal monthly principal payments of approximately $126,000 per month until maturity on 2/19/21. See (a) below.	$12,907,000	$12,660,000
Grove Isle hotel, private club, yacht slips and spa: Mortgage loan payable with interest at 1-month LIBOR plus 2.5% (7.85% as of 12/31/06). Monthly payments of principal of $10,000 with all unpaid principal and interest payable at maturity on 9/29/10.	4,059,000	4,179,000
Office building: Mortgage loan payable, interest fixed at 5.5% until 8/25/07. Monthly payment of $3,137 in principal and interest. All unpaid principal and interest due on 8/25/07.	304,000	324,000
Other (unsecured) (Note 6):
Note payable to affiliate: Note payable is to affiliate T.G.I.F., interest at prime (8.25% at 12/31/06) payable monthly. Principal outstanding is due on demand.	3,661,000	3,661,000
Totals	$20,931,000	$20,824,000

(a) The original loan obtained to acquire the Monty’s property was $10.1 million plus a construction loan of $3.2 million. In 2006 the remaining construction loan of $615,000 was drawn on and the period of interest only payments concluded on 4/19/06. The loan is guaranteed by the Company as well as a personal guaranty from the trustee of CFT. The loan includes certain covenants regarding income. As of December 31, 2006, the Company was in compliance with the covenants. See Note 11 for discussion of interest rate swap agreement related to this loan.

A summary of scheduled principal repayments or reductions for all types of notes and mortgages payable is as follows:

Year ending December 31,	Amount
2007	$4,610,000
2008	684,000
2009	727,000
2010	783,000
2011	835,000
2012 and thereafter	13,292,000
Total	$20,931,000

11. DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to interest rate risk through their borrowing activities. In order to minimize the effect of changes in interest rates, the Company has entered into an interest rate swap contract under which the Company agrees to pay an amount equal to a specified rate of 7.57% times a notional principal approximating the outstanding loan balance, and to receive in return an amount equal to the one month LIBOR rate plus 2.45% times the same notional amount. The Company designated this interest rate swap contract as a cash flow hedge. As of December 31, 2006 and 2005 the fair value (net of 50% minority interest) of the cash flow hedge was a loss of approximately $22,000 and $133,000, respectively, which has been recorded as other comprehensive loss and will be reclassified to interest expense over the life of the swap contract.

12. LEASE COMMITMENTS

The Company’s 50% owned subsidiary (Landing), as lessee, leases land and submerged lands on which it operates the Monty’s property under a lease with the City of Miami which expires on May 31, 2035. Under the lease, the Company pays percentage rents ranging from 5% to 15% of gross revenues from various components of the property’s operations. Total rent paid to the City of Miami for the years ended December 31, 2006 and 2005was approximately $721,000 and $726,000, respectively.

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

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires a Company to use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes only pertain to CII. As a result of timing differences associated with the carrying value of other investments and depreciable assets and the future benefit of a net operating loss, the Company has recorded a net deferred tax asset as of December 31, 2006 and 2005 of $76,000 and $88,000, respectively. A valuation allowance against deferred tax asset has not been established as it is more likely than not, based on the Company’s previous history, that these assets will be realized.

As of December 31, 2006 the Company (excluding CII) has an estimated net operating loss carryover of approximately $1.2 million of which $571,000 expires in 2025 and $655,000 in 2026.

As of December 31, 2006 CII has estimated net operating loss carryover of approximately $1,215,000 which expires as follows:

Expiring December 31,	Net Operating Loss
2016	$259,000
2018	510,000
2022	386,000
2024	14,000
2026	46,000
Total	$1,215,000

The components of income before income taxes and the effect of adjustments to tax computed at the federal statutory rate for the years ended December 31, 2006 and 2005 were as follows:

	2006	2005
Loss before income taxes	($649,000)	($708,000)
Computed tax at federal statutory rate of 34%	($220,000)	($241,000)
State taxes at 5.5%	(36,000)	(39,000)
REIT related adjustments - current year	136,000	249,000
REIT related adjustment - prior year	-	(245,000)
Investment write off for book in excess of tax	91,000	-
Other items, net	41,000	(29,000)
Provision for (benefit from) income taxes	$12,000	($305,000)
Effective tax rate	-	-

The REIT related adjustments - current year represents the difference between estimated taxes on undistributed income and/or capital gains and book taxes computed on the REIT’s income before income taxes. In 2006 CII wrote off its investment in a restaurant in Key West, Florida which resulted in a book loss in excess of estimated tax loss of approximately $230,000. The tax effect of this difference was $91,000.

As of December 31, 2005 the REIT related adjustments - prior year represents an adjustment to prior year estimate of tax due on undistributed capital gains. On August 26, 2005 the Company paid a dividend of $.50 per share totaling $539,000 which qualified as a dividends paid deduction to offset taxable income for the year ended December 31, 2004.

The (benefit from) provision for income taxes in the consolidated statements of comprehensive income consists of the following:

Year ended December 31,	2006	2005
Current:
Federal	-	($209,000)
State	-	(36,000)
	-	(245,000)
Deferred:
Federal	$11,000	(54,000)
State	1,000	(6,000)
	12,000	(60,000)
Total	$12,000	($305,000)

As of December 31, 2006 and 2005, the components of the deferred tax assets and liabilities are as follows:

	As of December 31, 2006		As of December 31, 2005
	Deferred tax		Deferred tax
	Assets	Liabilities	Assets	Liabilities
Net operating loss carry forward	$457,000		$421,000
Excess of book basis of 49% owned corporation over tax basis		672,000		669,000
Excess of tax basis over book basis of investment property	246,000		233,000
Unrealized gain/loss on marketable securities		111,000		70,000
Excess of tax basis over book basis of other investments	544,000	388,000	369,000	196,000
Totals	$1,247,000	$1,171,000	$1,023,000	$935,000

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

There were no options granted or exercised in 2006.

A summary of the status of the Company’s stock option plan as of December 31, 2006 and 2005, and changes during the years ending on those dates are presented below:

	As of December 31, 2006		As of December 31, 2005
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price

Outstanding at beginning of year	107,100	$8.77	86,000	$7.84
Granted	--	--	23,000	$12.21
Exercised	--	--	(1,900)	$8.17
Forfeited	(5,000)	$7.57	--	--

Outstanding at end of year	102,100	$8.83	107,100	$8.77

Options exercisable at year-end	102,100	$8.83	107,100	$8.77
Weighted average fair value of options granted during the year	--	--	23,000	$12.21

In 2005 the Company elected to follow APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation,” requires use of highly subjective assumptions in option valuation models. Under APB No. 25, the exercise price of the Company’s employee stock options are not materially less than fair market price of the shares at the date of grant, therefore no compensation expense is recognized in the financial statements. Pro forma information regarding net income and earnings per share, determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123, is required by that statement.

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

2005
Net (loss) income as reported	($402,645)
Add: stock based compensation included in net income, net of related income tax effects	-
Deduct: stock based compensation determined under fair value method for all award, net of related income tax effects	28,958
Pro forma net (loss) income	($431,603)

Pro forma net (loss) income per share - basic and diluted	($.37)

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

The term of the lease with Westgroup (as amended in 2004, see below) expires in November 2016 and calls for annual net base rent (as amended in 1999), of $918,400, plus real estate taxes and property insurance, payable in monthly installments. In addition to the base rent Westgroup pays GIA participation rent consisting of a portion of Westgroup’s operating surplus, as defined in the lease agreement. Participation rent is due at end of each lease year. There has been no participation rent since the inception of the lease. The lease also calls for an increase in base rent commencing January 1, 2002 in accordance with changes in the Consumer Price Index (“CPI”). Base rent for 2006 was approximately $1,071,000 increasing to $1,097,000 in 2007. Participation rent if due will be reduced by the amount by which base rent increases solely as a result of CPI increases for the lease year.

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

During 1997 and in conjunction with the aforementioned agreements, GIA advanced $500,000 to the principal owner of the tenant of the Grove Isle property. GIA received a promissory note bearing interest at 8% per annum with interest payments due quarterly beginning on July 1, 1997 and all principal due at maturity in 2006. All interest payments due have been received. The note matures on June 30, 2007 (as extended on December 31, 2006).

Lease of Monty’s property. Bayshore, as landlord, leases various office and dock space under non-cancelable operating leases that expire at various dates through 2035. Annual minimum lease payments due from leases to non-combined, third party tenants under non-cancelable operating leases are included in the table below.

Minimum lease payments receivable. The Company leases its commercial and industrial properties under agreements for which substantially all of the leases specify a base rent and a rent based on tenant sales (or other benchmark) exceeding a specified percentage. There was no percentage rent in 2006 and 2005.

These leases are classified as operating leases and generally require the tenant to pay all costs associated with the property. Minimum annual rentals on non-cancelable leases in effect at December 31, 2006, are as follows:

Year ending December 31,	Amount
2007	$1,797,000
2008	1,633,000
2009	1,633,000
2010	1,585,000
2011	1,585,000
Subsequent years	8,871,000
Total	$17,104,000

16. SEGMENT INFORMATION

The Company has three reportable segments: Real estate rentals; Food and Beverage sales; and Other investments and related income. The Real estate and rentals segment primarily includes the leasing of its Grove Isle property, marina dock rentals at both Monty’s and Grove Isle marinas, and the leasing of office and retail space at its Monty’s property. The Food and Beverage sales segment consists of the Monty’s restaurant operation. Lastly, the Other investment and related income segment includes all of the Company’s other investments, marketable securities, loans, receivables and the Grove Isle spa operations which individually do not meet the criteria as a reportable segment.

	For the years ended December 31,
	2006	2005
Net Revenues:
Real estate rentals	$3,071,580	$2,715,872
Food and beverage sales	6,369,018	5,307,568
Other investments and related income	1,900,120	1,290,739
Total Net Revenues	$11,340,718	$9,314,179

Real estate and marina rentals	$(538,499)	$405,300
Food and beverage sales	15,176	(118,679)
Other investments and related income	(382,424)	(1,113,569)
Total loss before sales of properties and income taxes	$(905,747)	$(826,948)

	For the years ended December 31,
Identifiable Assets:	2006	2005
Real estate rentals	$16,751,352	$16,099,511
Food and beverage sales	646,824	569,391
Other investments and related income	17,598,202	20,005,571
Total Identifiable Assets	$34,996,378	$36,674,473

A summary of changes in the Company’s goodwill during the years ended December 31, 2006 and 2005 is as follows:

Summary of changes in goodwill:	01/01/06	Acquisitions	Adjustments	12/31/06
Real estate rentals	$4,776,291	-	-	4,776,291
Food & Beverage sales	2,952,336	-	-	2,952,336
Other investments and related income	-	-	-	-
Total goodwill	$7,728,627	-	-	7,728,627

	01/01/05	Acquisitions	Adjustments	12/31/05
Real estate rentals	$4,072,987	-	$703,304	4,776,291
Food & Beverage sales	3,655,640	-	(703,304)	2,952,336
Other investments and related income	-	-	-	-
Total goodwill	$7,728,627	-	-	7,728,627

17. PURCHASE OF TREASURY STOCK

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

Item 8B. Other Information.
None.

Part III.

Item 9. Directors, Executive Officers and Control Persons.
Listed below is certain information relating to the executive officers and directors of the Company:

Name and Office	Age	Principal Occupation and Employment other than With the Company During the Past Five Years - Other Directorships
Maurice Wiener; Chairman of the Board of Directors and Chief Executive Officer	65	Chairman of the Board and Chief Executive Officer of the Adviser; Executive Trustee, Transco; Director, T.G.I.F. Texas, Inc.; Chairman of the Board and Chief Executive Officer of Courtland Group, Inc.

Lawrence I. Rothstein; Director, President, Treasurer and Secretary	54	Director, President and Secretary of the Adviser; Trustee and Vice President of Transco; Director, President and Secretary of Courtland Group, Inc. Vice President and Secretary, T.G.I.F. Texas, Inc.

Carlos Camarotti; Vice President-Finance and Assistant Secretary	46	Vice President - Finance and Assistant Secretary of the Adviser; Vice President - Finance and Assistant Secretary of Courtland Group, Inc.

Walter Arader; Director	88	President, Walter G. Arader and Associates (financial and management consultants).

Harvey Comita; Director	77	Business Consultant; Trustee of Transco Realty Trust.

Clinton Stuntebeck; Director (since March 2004)	68	Partner Emeritus, Schnader Harrison Segal & Lewis, LLP (2004); Chairman, Concordia Holdings, Ltd. (investment and business consulting) Senior Partner, Schnader Harrison Segal & Lewis, LLP.

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

Code of Ethics.
The Company has adopted a Code of Ethics that applies to directors and officers including principal executive officer, principal financial officer, principal accounting officer and controller and HMG Advisory Corp. and subsidiary (“HMGA”) and its employees in all instances in which HMGA is acting on behalf of the Company. The Company will provide to any person without charge, upon written request, a copy of the Code of Ethics including any amendments as well as any waivers that are required to be disclosed by the rules of the SEC or the American Stock Exchange.

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

Compensation of Directors. The following table summarizes director’s compensation for the year ended December 31, 2006:

Director	Annual Fee	Board Meeting Fee	Committee Meeting Fee	Total Compensation
Maurice Wiener	$11,600	$ 2,000	$ -	$13,600
Larry Rothstein	11,600	2,000	3,000	16,600
Walter Arader	8,000	2,000	3,000	13,000
Harvey Comita	8,000	2,000	3,000	13,000
Clinton Stuntebeck	8,000	2,000	2,000	12,000
Totals	$47,200	$10,000	$11,000	$68,200

Annual director’s fees are paid at the beginning of each quarter and board and committee meeting fees are paid for each meeting a director attends.

Outstanding Equity Awards to Executive Officers.
The following table summarizes all outstanding equity awards to the Company’s executive officers as of December 31, 2006. These options are all exercisable and there are no unearned options outstanding.

Executive Officer	Number of Options	Exercise Price	Expiration Date
Maurice Wiener	28,500	$8.33 per share	June 25,2011
Maurice Wiener	12,000	$12.25 per share	June 25,2011
Larry Rothstein	24,900	$7.57 per share	June 25,2011
Larry Rothstein	5,000	$12.10 per share	June 25,2011

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

There were no options granted or exercised in 2006.

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

Shares Held as of March 22, 2007
Name(7), (8)	Shares Owned by Named Persons & Members of His Family(1)		Additional Shares in Which the named Person Has, or Participates in, the Voting or Investment Power (2)		Total Shares & Percent of Class

Maurice Wiener	53,100	(4)	541,830	(3), (5)	594,930	53%

Lawrence Rothstein	50,000	(4)	541,830	(3)	591,830	52%

Walter G. Arader	15,400	(4)			15,400	1%

Harvey Comita	10,000	(4)	477,300	(6)	487,300	43%

Clinton Stuntebeck	5,000	(4)			5,000	*

All Directors and Officers as a Group	161,200	(4)	541,830	(3)	703,030	62%

Emanuel Metz CIBC Oppenheimer Corp. One World Financial Center 200 Liberty Street New York, NY 10281	59,500				59,500	5%

Transco Realty Trust 1870 S. Bayshore Drive Coconut Grove, FL 33133	477,300	(5)			477,300	42%

* less than 1%
___________________________

(1)	Unless otherwise indicated, beneficial ownership is based on sole voting and investment power.

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

(6)	This number represents the number of shares held by Transco Realty Trust, of which, Mr. Comita is a Trustee.

(7)	Except as otherwise set forth, the address for theses individuals is 1870 South Bayshore Drive, Coconut Grove, Florida 33133.

(8)	No shares of stock of the executive officers and directors have been pledged as collateral.

Item 12. Certain Relationships and Related Transactions. The following discussion describes the organizational structure of the Company’s subsidiaries and affiliates.

Transco Realty Trust (“Transco”).
Transco is a 47% shareholder of the Company of which Mr. Wiener is its executive trustee of and holds 34% of its stock.

HMG Advisory Corp. (the “Adviser”) and subsidiary.
The day-to-day operations of the Company are handled by the Adviser, as described above under Item 1. Business "Advisory Agreement." The Adviser is majority owned by Mr. Wiener, its Chairman and CEO.

In August 2004 the HMG Advisory Bayshore, Inc. (“HMGABS”) (a wholly owned subsidiary of the Adviser) was formed for the purposes of overseeing the Monty’s restaurant operations acquired in August 2004. HMGABS will receive a management fee $25,000 per year from Bayshore Rawbar, LLC. For each of the years ended December 31, 2006 and 2005, HMGBS earned $25,000 in management fees.

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

HMG-Fieber Associates (“Fieber”).
The Company owns approximately 70% interest in Fieber and the other 30% is owned by NAF Associates (“NAF”). All assets were distributed to its partners in 2006 and Fieber was dissolved at December 31, 2006.

The following discussion describes all material transactions, receivables and payables involving related parties. All of the transactions described below were on terms as favorable to the Company as comparable transactions with unaffiliated third parties.

The Adviser.
As of December 31, 2006 and 2005 the Adviser owed the Company approximately $184,000. Amounts due from the Adviser bear interest at the prime rate plus 1% payable monthly, with principal due on demand.

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

In August 2004 the HMG Advisory Bayshore, Inc. (“HMGABS”) (a wholly owned subsidiary of the Adviser) was formed for the purposes of overseeing the Monty’s restaurant operations acquired in August 2004. HMGABS will receive a management fee $25,000 per year from Bayshore Rawbar, LLC. For the years ended December 31, 2006 and 2005, HMGBS earned approximately $25,000 in such management fees.

South Bayshore Associates (“SBA”).
SBA is a joint venture in which Transco and the Company hold interests of 25% and 75%, respectively. The sole major asset of SBA is a demand note from Transco, bearing interest at the prime rate, with an outstanding balance of approximately $300,000 and $331,000 in principal and interest as of December 31, 2006 and 2005.

The Company also holds a demand note from SBA bearing interest at the prime rate plus 1% with an outstanding balance as of December 31, 2006 and 2005 of approximately $1,049,000 and $1,048,000, in principal and accrued interest, respectively. Interest payments of $55,000 and $120,000 were made in 2006 and 2005, respectively. Accrued and unpaid interest is not added to the principal. Because the Company consolidates SBA, the note payable and related interest income is eliminated in consolidation.

CGI. As of December 31, 2006 and 2005, CGI owed the Company approximately $253,000. Amounts due from CGI bear interest at the prime rate plus 1% payable monthly, with principal due on demand.

CII. The Company holds a demand note due from its 95%-owned consolidated subsidiary, CII, bearing interest at the prime rate plus 1% with an outstanding balance of $5,175,000 and $5,220,000 as of December 31, 2006 and 2005, respectively. During 2006 and 2005, advances from the Company to CII totaled $460,000 and $1.4 million, respectively. Repayments from CII to the Company during 2006 and 2005 were $505,000 and $673,000 million, respectively. Accrued and unpaid interest is capitalized and included in advances. Because CII is a consolidated subsidiary of the Company, the note payable and related interest is eliminated in consolidation.

In 1986, CII acquired from the Company the rights to develop the marina at Grove Isle for a promissory note of $620,000 payable at an annual rate equal to the prime rate. The principal is due on demand. Interest payments are due annually in January. Because the Company consolidates CII, the note payable and related interest income is eliminated in consolidation.

CII compensates one employee directly in his capacity as project manager for the Company’s Texas property. This employee is Mr. Bernard Lerner who is a vice president of Courtland Investments, Inc. and is also a cousin of the Company’s Chairman and CEO Mr. Maurice Wiener. For the years ended December 31, 2006 and 2005 CII paid Mr. Lerner $85,000.

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

T.G.I.F.
As of December 31, 2006 and 2005, CII owed approximately $3,661,000 to T.G.I.F. All advances between CII and T.G.I.F. are due on demand and bear interest at the prime rate plus 1%. All interest due has been paid. As of December 31, 2006 and 2005, T.G.I.F. had amounts due from Mr. Wiener of approximately $707,000. These amounts are due on demand and bear interest at the prime rate. All interest due has been paid. Mr. Wiener received consulting and director’s fees from T.G.I.F of approximately $45,000 and $37,000 for the years ended December 31, 2006 and 2005, respectively. Also, T.G.I.F. owns 10,000 shares of the Company which were purchased in 1996 at the market value.

Item 13. Exhibits and Reports on Form 8-K.

(a)	Exhibits listed in the Index to Exhibits.

(b)	Reports on Form 8-K: None.

Item 14. Principal Accountants Fees and Services.
The following table sets forth fees billed to the Company by the Company's independent auditors for the year ended December 31, 2006 and December 31, 2005 for (i) services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance. The Audit Committee pre-approved all services rendered by the Company’s independent auditors.

Principal Accountant Fees and Services

For the fiscal year ended	December 31, 2006	December 31, 2005
Audit Fees including quarterly reviews	$86,000	$79,000
Tax Fees	24,000	24,000
Total Fees	$110,000	$103,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HMG/Courtland Properties, Inc.

March 22, 2007	by: /s/Maurice Wiener
Maurice Wiener
Chairman and Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/Maurice Wiener	March 22, 2007
Maurice Wiener
Chairman of the Board
Chief Executive Officer

/s/Lawrence I. Rothstein	March 22, 2007
Lawrence I. Rothstein
Director, President, Treasurer and Secretary
Principal Financial Officer

/s/Walter G. Arader	March 22, 2007
Walter G. Arader, Director

/s/Harvey Comita	March 22, 2007
Harvey Comita, Director

/s/Clinton Stuntebeck	March 22, 2007
Clinton Stuntebeck, Director

/s/Carlos Camarotti	March 22, 2007
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