Form 10QSB
period 2007-03-31
HMG COURTLAND PROPERTIES INC
filed 2007-05-15
CIK 311817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2007

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

1,023,955 Common shares were outstanding as of March 31, 2007.

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

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
ASSETS	(UNAUDITED)
Investment properties, net of accumulated depreciation:
Commercial properties	$7,356,893	$7,385,857
Commercial properties- construction in progress	436,842	239,166
Hotel, club and spa facility	5,296,387	5,433,500
Marina properties	2,983,534	3,044,878
Land held for development	27,689	27,689
Total investment properties, net	16,101,345	16,131,090

Cash and cash equivalents	3,421,155	2,412,871
Investments in marketable securities	5,697,005	5,556,121
Other investments	4,549,853	4,293,662
Investment in affiliate	3,199,472	3,165,235
Loans, notes and other receivables	866,250	1,910,555
Notes and advances due from related parties	746,444	736,909
Deferred taxes	5,000	76,000
Goodwill	7,728,627	7,728,627
Other assets	846,205	718,935
TOTAL ASSETS	$43,161,356	$42,730,005

LIABILITIES
Mortgages and notes payable	$20,765,174	$20,931,301
Accounts payable and accrued expenses	1,804,443	1,704,182
Interest rate swap contract payable	65,000	45,000
TOTAL LIABILITIES	22,634,617	22,680,483

Minority interests	3,391,901	3,126,715

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; 2,000,000 shares
authorized; none issued	-	-
Excess common stock, $1 par value; 500,000 shares authorized;
none issued	-	-
Common stock, $1 par value; 1,500,000 shares authorized;
1,317,535 shares issued as of March 31, 2007 and
December 31, 2006	1,317,535	1,317,535
Additional paid-in capital	26,585,595	26,585,595
Undistributed gains from sales of properties, net of losses	41,572,120	41,572,120
Undistributed losses from operations	(49,742,078)	(49,964,109)
Accumulated other comprehensive loss	(32,500)	(22,500)
	19,700,672	19,488,641
Less: Treasury stock, at cost (293,580 shares as of
March 31, 2007 and December 31, 2006)	(2,565,834)	(2,565,834)
TOTAL STOCKHOLDERS' EQUITY	17,134,838	16,922,807

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$43,161,356	$42,730,005

See notes to the condensed consolidated financial statements

(1)

HMG/COURTLAND PROPERTIES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
	Three months ended March 31,
REVENUES	2007	2006
Real estate rentals and related revenue	$385,228	$336,355
Food & beverage sales	1,782,562	1,786,051
Marina revenues	445,188	427,814
Spa revenues	211,094	129,130
Net gain from investments in marketable securities	126,401	136,353
Net income from other investments	377,093	112,818
Interest, dividend and other income	140,492	130,462
Total revenues	3,468,058	3,058,983
EXPENSES
Operating expenses:
Rental and other properties	136,356	175,577
Food and beverage cost of sales	472,657	530,396
Food and beverage labor and related costs	345,047	335,929
Food and beverage other operating costs	582,627	539,736
Marina expenses	250,691	260,016
Spa expenses	212,343	152,285
Depreciation and amortization	311,558	261,283
Adviser's base fee	225,000	225,000
General and administrative	95,633	78,277
Professional fees and expenses	81,941	78,648
Directors' fees and expenses	21,413	16,300
Total operating expenses	2,735,266	2,653,447

Interest expense	402,328	397,820
Minority partners' interests in operating income of
consolidated entities	37,433	34,871
Total expenses	3,175,027	3,086,138

Income (loss) before income taxes	293,031	(27,155)

Provision for income taxes	71,000	48,000
Net income (loss)	$222,031	($75,155)

Other comprehensive (loss) income:
Unrealized (loss) gain on interest rate swap agreement	($10,000)	$198,000
Total other comprehensive (loss) income	(10,000)	198,000

Comprehensive income	$212,031	$122,845

Net Income (loss) Per Common Share:
Basic	$.22	($.07)
Diluted	$.21	-
Weighted average common shares outstanding-basic	1,023,955	1,050,131
Weighted average common shares outstanding-diluted	1,057,570	-

See notes to the condensed consolidated financial statements
(2)

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$222,031	($75,155)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	311,558	261,283
Net income from other investments	(377,093)	(112,818)
Net gain from investments in marketable securities	(126,401)	(136,353)
Minority partners' interest in operating income	37,433	34,871
Deferred income tax expense	71,000	48,000
Changes in assets and liabilities:
Increase in other assets and other receivables	(117,346)	(46,586)
Net proceeds from sales and redemptions of securities	356,639	791,871
Increase in investments in marketable securities	(362,208)	(217,794)
Increase in accounts payable and accrued expenses	70,543	199,592
Total adjustments	(135,875)	822,066
Net cash provided by operating activities	86,156	746,911

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and improvements of properties	(273,923)	(839,749)
(Increase) decrease in notes and advances from related parties	(9,535)	14,509
Additions in mortgage loans and notes receivables	(100,548)	-
Collections of mortgage loans and notes receivables	1,127,040	24,303
Distributions from other investments	352,589	229,456
Contributions to other investments	(287,218)	(254,525)
Net cash provided by (used in) investing activities	808,405	(826,006)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additional borrowings, mortgages and notes payables	-	614,777
Repayment of mortgages and notes payables	(166,127)	(34,970)
Purchase of treasury stock	-	(687,120)
Contributions from minority partners	279,850	418,608
Net cash provided by financing activities	113,723	311,295

Net increase in cash and cash equivalents	1,008,284	232,200

Cash and cash equivalents at beginning of the period	2,412,871	2,350,735

Cash and cash equivalents at end of the period	$3,421,155	$2,582,935

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$402,000	$398,000

See notes to the condensed consolidated financial statements
(3)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-QSB, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2006. The balance sheet as of December 31, 2006 was derived from audited financial statements as of that date. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

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

Summarized combined statement of income for Landing and Rawbar for the three months ended March 31, 2007 and 2006 is presented below (Note: the Company’s ownership percentage in these operations is 50%):

Summarized Combined statements of income Bayshore Landing, LLC and Bayshore Rawbar, LLC	For the three months ended March 31, 2007	For the three months ended March 31, 2006

Revenues:
Food and Beverage Sales	$1,783,000	$1,786,000
Marina dockage and related	333,000	316,000
Retail/mall rental and related	93,000	73,000
Total Revenues	2,209,000	2,175,000

Expenses:
Cost of food and beverage sold	473,000	530,000
Labor and related costs	291,000	284,000
Entertainers	54,000	52,000
Other food and beverage related costs	61,000	70,000
Other operating costs	268,000	242,000
Insurance	166,000	88,000
Management fees	101,000	93,000
Utilities	77,000	95,000
Ground rent	198,000	172,000
Interest	244,000	240,000
Depreciation	157,000	109,000
Total Expenses	2,090,000	1,975,000

Net Income before minority interest	$119,000	$200,000

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

Net gain from investments in marketable securities for the three months ended March 31, 2007 and 2006 is summarized below:

Three Months Ended March 31,
Description	2007	2006
Net realized gain from sales of securities	$65,000	$29,000
Unrealized net gain in trading securities	61,000	107,000
Total net gain from investments in marketable securities	$126,000	$136,000

For the three months ended March 31, 2007 net realized gain from sales of marketable securities of approximately $65,000 consisted of approximately $84,000 of gross gains net of $19,000 of gross losses. For the three months ended March 31, 2006 net realized gain from sales of marketable securities of approximately $29,000 consisted of approximately $164,000 of gross gains net of $135,000 of gross losses.

Investment gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net earnings. However, the amount of investment gains or losses on marketable securities for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

5. OTHER INVESTMENTS
As of March 31, 2007, the Company has committed to invest approximately $13.3 million in other investments primarily in private capital funds, of which approximately $11.5 million has been funded. The carrying value of other investments (which reflects distributions and valuation adjustments) is approximately $4.5 million as of March 31, 2007.

During the three months ended March 31, 2007 the Company made follow-on contributions to four existing investments totaling approximately $287,000. During this same period the Company received approximately $353,000 in distributions.

(6)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

Net income from other investments for the three months ended March 31, 2007 and 2006, is summarized below:
	2007	2006
High yield distressed debt fund	$24,000	$38,000
Venture capital fund - technology	48,000	51,000
Partnership owning diversified businesses	222,000	-
Partnership owning real estate	35,000	-
Others, net	14,000	-
Income from investment in 49% owned affiliate (T.G.I.F. Texas, Inc.)	34,000	24,000
Total net income from other investments	$377,000	$113,000

During the three months ended March 31, 2007, the Company received cash distributions primarily consisting of a $222,000 cash distribution from one investment in a partnership in which one of its portfolio companies made a recapitalization distribution in February 2007. This distribution exceeded the carrying amount of the investment and accordingly was recognized as income.

During the three months ended March 2006, the Company received cash distributions from two funds, one from a high yield distressed debt fund the other from a technology venture fund. These distributions exceeded the carrying amount of the investments and accordingly were recognized as income.

6. DERIVATIVE FINANCIAL INSTRUMENTS
The Company is exposed to interest rate risk through its borrowing activities. In order to minimize the effect of changes in interest rates, the Company has entered into an interest rate swap contract under which the Company agrees to pay an amount equal to a specified rate of 7.57% times a notional principal approximating the outstanding loan balance, and to receive in return an amount equal to the one month LIBOR rate plus 2.45% times the same notional amount. The Company designated this interest rate swap contract as a cash flow hedge. As of March 31, 2007 the fair value (net of 50% minority interest) was an unrealized loss of $32,500 and as of December 31, 2006 the fair value (net of 50% minority interest) of the cash flow hedge was an unrealized loss of $22,500. These amounts have been recorded as other comprehensive loss and will be reclassified to interest expense over the life of the swap contract.

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

(7)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

7. SEGMENT INFORMATION (continued)
	For the three months ended March 31,
	2007	2006
Net Revenues:
Real estate and marina rentals	$830,416	$764,169
Food and beverage sales	1,782,562	1,786,051
Other investments and related income	855,080	508,763
Total Net Revenues	$3,468,058	$3,058,983

Income (loss) before income taxes:
Real estate and marina rentals	$105,084	($4,974)
Food and beverage sales	62,503	73,428
Other investments and related income	125,444	(95,610)
Total income (loss) before income taxes	$293,031	($27,155)

8.  BASIC AND DILUTED EARNINGS PER SHARE
Basic and diluted earnings per share for the three months ended March 31, 2007 computed as follows:

2007
Basic:
Net income	$222,031

Weighted average shares outstanding	1,023,955
Basic earnings per share	$.22

2007
Diluted:
Net income	$222,031

Weighted average shares outstanding	1,023,955
Plus incremental shares from assumed conversion: Stock options (dilutive shares only)	33,615

Diluted weighted average common shares	1,057,570
Diluted earnings per share	$.21

(8)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

9. NOTE RECEIVABLE

In July 2004 the Company loaned $1 million to an entity which owned and operated a restaurant in Key West, Florida. In February 2007, the restaurant was sold and the Company was repaid the $1 million loan plus accrued and unpaid interest of approximately $26,000.

10. INCOME TAXES
We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2007.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

(9)

Item 2.          Management's Discussion and Analysis of
Financial Condition and Results of Operations

RESULTS OF OPERATIONS
The Company reported net income of approximately $222,000 (or $.22 per basic share and $.21 per diluted share) for the three months ended March 31, 2007. This is as compared with a net loss of approximately $75,000 (or $.07 per share) for the three months ended March 31, 2006.

As discussed further below, total revenues for the three months ended March 31, 2007 as compared with the same period in 2006, increased by approximately $409,000 or 13%. Total expenses for the three months ended March 31, 2007, as compared with the same period in 2006, increased by approximately $89,000 or 3%.

REVENUES
Rentals and related revenues for the three months ended March 31, 2007 as compared with the same period in 2006 increased by $49,000 (14%). Approximately $30,000 of the increase was due to increased rental revenue from the Grove Isle property as a result of inflation adjustments as provided in the lease. The remaining increase was the result of increase rental revenue from the Monty’s retail space.

Restaurant operations:
A summarized statement of income for the Company’s Monty’s restaurant for the three months ended March 31, 2007 and 2006 is presented below:

Summarized statement of income of Monty’s restaurant	Three months ended March 31, 2007	Percentage of sales	Three months ended March 31, 2006	Percentage of sales
Revenues:
Food and Beverage Sales	$1,783,000	100%	$1,786,000	100%
Expenses:
Cost of food and beverage sold	473,000	26.5%	530,000	29.7%
Labor, entertainment and related costs	345,000	19.4%	336,000	18.8%
Other food and beverage direct costs	61,000	3.4%	70,000	3.9%
Insurance	87,000	4.9%	46,000	2.6%
Management fees	81,000	4.5%	81,000	4.5%
Utilities	49,000	2.8%	52,000	2.9%
Rent (as allocated)	167,000	9.4%	168,000	9.4%
Other	138,000	7.7%	123,000	6.9%
Total Expenses	1,401,000	78.6%	1,406,000	78.7%

Income before depreciation and minority interest	$382,000	21.4%	$380,000	21.3%

Restaurant sales were consistent with last year as favorable weather conditions were experienced during the three months ended March 31, 2007 much like during the same period in 2006. Cost of sales improved over last year primarily due to decreased cost of beverages due to less beer spoilage. Insurance expense increased in 2007 by almost 50% over 2006 as a result of general insurance premium increases being experienced by across the board in South Florida.

(10)

Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Marina operations:
Summarized and combined statements of income for marina operations:
(The Company owns 50% of the Monty’s marina and 95% of the Grove Isle marina)
	Combined marina operations	Combined marina operations
Summarized statement of income of marina operations	Three months ended March 31, 2007	Three months ended March 31, 2006
Revenues:
Dockage fees and related income	$333,000	$315,000
Grove Isle marina slip owners dues	112,000	113,000
Total marina revenues	445,000	428,000
Expenses:
Labor and related costs	58,000	54,000
Insurance	50,000	40,000
Management fees	16,000	9,000
Utilities	17,000	35,000
Bay bottom lease	63,000	59,000
Repairs and maintenance	27,000	39,000
Other	20,000	24,000
Total Expenses	251,000	260,000

Income before interest, depreciation and minority interest	$194,000	$168,000

The Monty’s Marina dockage fee and related revenues for the three months ended March 31, 2007 as compared to the same period in 2006 increased by approximately $18,000 or 4%. This was the result of increased dockage activity in 2007. Utilities expense for the three months ended March 31, 2007 as compared with 2006 decreased by $18,000 or approximately 50% due to increased electrical pass through charges to marina tenants in 2007 versus 2006.

Spa operations:
Below are summarized statements of income for Grove Isle spa operations for the three months ended March 31, 2007 and 2006. The Company owns 50% of the Grove Isle Spa with the other 50% owned by an affiliate of the Noble House Resorts, the tenant of the Grove Isle Resort:
Summarized statement of income of spa operations	Three months ended March 31, 2007	Three months ended March 31, 2006
Revenues:
Services provided	$198,000	$116,000
Membership and other	13,000	13,000
Total spa revenues	211,000	129,000
Expenses:
Cost of sales (commissions and other)	64,000	33,000
Salaries, wages and related	74,000	38,000
Other operating expenses	46,000	41,000
Management and administrative fees	15,000	10,000
Pre-opening and start up costs	-	20,000
Other non-operating expenses	13,000	10,000
Total Expenses	212,000	152,000

Loss before interest, depreciation and minority interest	($1,000)	($23,000)

(11)

Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Spa revenues for the three months ended March 31, 2007 as compared with the same period in 2006 increased by $82,000 or 63%. The spa is benefiting from increased occupancy and overall improved operations at the Grove Isle resort during 2007. In order to better serve its customers, beginning in 2007 the spa is utilizing full-time employees to provide spa services versus on-call contractors previously used.

Net gain from investments in marketable securities:
Net gain from investments in marketable securities for the three months ended March 31 2007 was a gain of approximately $126,000, as compared with a net gain from investments in marketable securities of approximately $136,000 for the same period in 2006. For further details refer to Note 4 to Condensed Consolidated Financial Statements (unaudited).

Net income from other investments:
Net income from other investments for the three months ended March 31, 2007 was approximately $377,000 as compared with net income of approximately $113,000 for the same period in 2006. The increase in income was primarily from a cash distribution from an investment in a partnership owning diversified businesses.. For further details refer to Note 5 to Condensed Consolidated Financial Statements (unaudited).

Interest, dividend and other income:
Interest and dividend income for the three months ended March 31, 2007 was approximately $140,000 as compared with approximately $130,000, for the same period in 2006. The increase from last year of $10,000 (or 8%) was primarily due to increased income from loans, notes and other receivables.

EXPENSES
Expenses for rental and other properties for the three months ended March 31, 2007 decreased by approximately $39,000 (or 22%) as compared to that for the three months ended March 31, 2006. This decrease was primarily due to a 2006 non-recurring management fee of $100,000 paid to the manager of the HMG-Fieber joint venture which sold its last property in August 2005. This decrease was partially offset by increased insurance expense of the Monty’s retail mall of approximately $28,000.

For comparisons of all food and beverage related expenses refer to Restaurant Operations (above) summarized statement of income for Monty’s restaurant.

For comparisons of all marina related expenses refer to Marina Operations (above) for summarized and combined statements of income for marina operations.

For comparisons of all spa related expenses refer to Spa Operations (above) for summarized statements of income for spa operations.

Depreciation and amortization expense for the three months ended March 31, 2007 increased by approximately $50,000 (or 19%) primarily due to the completion of improvements to the Monty’s property placed in service in the fourth quarter of 2006.

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

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES
The Company's material commitments in 2007 primarily consist of maturities of debt obligations of approximately $4.4 million and commitments to fund private capital investments of approximately $1.9 million due upon demand. The funds necessary to meet these obligations are expected to be available from the proceeds of sales of properties or investments, refinancing, distributions from investments and available cash. The majority of maturing debt obligations for 2007 is a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of approximately $3.7 million. This amount is due on demand. The obligation due to TGIF will be paid with funds available from distributions from the Company’s investment in TGIF and from available cash.

MATERIAL COMPONENTS OF CASH FLOWS
For the three months ended March 31, 2007, net cash provided by operating activities was approximately $86,000. Included in this amount are proceeds and redemptions of marketable securities of $357,000 offset by increased investments in marketable securities of approximately $362,000.

For the three months ended March 31, 2007, net cash provided by investing activities was approximately $808,000. This consisted primarily of approximately $1.1 million in collections of mortgage loans and notes receivable, partially offset by improvements to the Monty’s property of approximately $274,000.

For the three months ended March 31, 2007, net cash provided by financing activities was approximately $114,000. This consisted of $280,000 of contributions from minority partners partially offset by $166,000 of repayments of mortgages and notes payable.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings: None.

Item 2. Changes in Securities and Small Business Issuers Purchase of Equity Securities: None.

Item 3. Defaults Upon Senior Securities: None.

Item 4. Submission of Matters to a Vote of Security Holders: None

Item 5. Other Information: None

Item 6. Exhibits and Reports on Form 8-K:
(a)	Certifications pursuant to 18 USC Section 1350-Sarbanes-Oxley Act of 2002. Filed herewith.
(b)	Reports on Form 8-K filed for the quarter ended March 31, 2007: None.

(14)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMG/COURTLAND PROPERTIES, INC.

Dated: May 15, 2007	/s/ Lawrence Rothstein
President, Treasurer and Secretary
Principal Financial Officer

Dated: May 15, 2007	/s/Carlos Camarotti
Vice President- Finance and Controller
Principal Accounting Officer

(15)