Form 10QSB
period 2007-06-30
HMG COURTLAND PROPERTIES INC
filed 2007-08-14
CIK 311817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended                 June 30, 2007

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

1,023,955 Common shares were outstanding as of August 9, 2007.

HMG/COURTLAND PROPERTIES, INC.

Index
		PAGE
		NUMBER
PART I.	Financial Information

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheets as of
	June 30, 2007 (Unaudited) and December 31, 2006	1

	Condensed Consolidated Statements of Comprehensive Income for the
	Three and Six Months Ended June 30, 2007 and 2006 (Unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the
	Three and Six Months Ended June 30, 2007 and 2006 (Unaudited)	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

	Item 2. Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10

	Item 3. Controls and Procedures	15

PART II.	Other Information
	Item 1. Legal Proceedings	15
	Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities	15
	Item 3. Defaults Upon Senior Securities	15
	Item 4. Submission of Matters to a Vote of Security Holders	15
	Item 5. Other Information	15
	Item 6. Exhibits and Reports on Form 8-K	15
Signatures		16

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

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
ASSETS	(UNAUDITED)
Investment properties, net of accumulated depreciation:
Commercial properties	$7,532,061	$7,385,857
Commercial properties- construction in progress	370,761	239,166
Hotel, club and spa facility	5,160,698	5,433,500
Marina properties	2,913,530	3,044,878
Land held for development	27,689	27,689
Total investment properties, net	16,004,739	16,131,090

Cash and cash equivalents	4,717,832	2,412,871
Investments in marketable securities	3,801,008	5,556,121
Other investments	4,691,080	4,293,662
Investment in affiliate	3,229,761	3,165,235
Loans, notes and other receivables	919,790	1,910,555
Notes and advances due from related parties	752,503	736,909
Deferred taxes	-	76,000
Goodwill	7,728,627	7,728,627
Interest rate swap contract asset	297,000	-
Other assets	641,382	718,935
TOTAL ASSETS	$42,783,722	$42,730,005

LIABILITIES
Mortgages and notes payable	$20,601,908	$20,931,301
Accounts payable and accrued expenses	1,371,125	1,704,182
Deferred taxes	51,000	-
Interest rate swap contract payable	-	45,000
TOTAL LIABILITIES	22,024,033	22,680,483

Minority interests	3,447,732	3,126,715

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; 2,000,000 shares
authorized; none issued	-	-
Excess common stock, $1 par value; 500,000 shares authorized;
none issued	-	-
Common stock, $1 par value; 1,500,000 shares authorized;
1,317,535 shares issued as of June 30, 2007 and
December 31, 2006	1,317,535	1,317,535
Additional paid-in capital	26,585,595	26,585,595
Undistributed gains from sales of properties, net of losses	41,572,120	41,572,120
Undistributed losses from operations	(49,745,959)	(49,964,109)
Accumulated other comprehensive income (loss)	148,500	(22,500)
	19,877,791	19,488,641
Less: Treasury stock, at cost (293,580 shares as of
June 30, 2007 and December 31, 2006)	(2,565,834)	(2,565,834)
TOTAL STOCKHOLDERS' EQUITY	17,311,957	16,922,807

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$42,783,722	$42,730,005

See notes to the condensed consolidated financial statements

(1)

HMG/COURTLAND PROPERTIES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
	Three months ended June 30,		Six months ended June 30,
REVENUES	2007	2006	2007	2006
Real estate rentals and related revenue	$385,095	$332,317	$770,323	$668,672
Food & beverage sales	1,645,416	1,800,940	3,427,978	3,586,991
Marina revenues	437,451	416,621	882,639	844,435
Spa revenues	167,742	179,368	378,836	308,498
Net gain (loss) from investments in marketable securities	124,004	(110,746)	250,405	25,607
Net income (loss) from other investments	364,782	196,893	741,875	309,711
Interest, dividend and other income	103,603	189,580	244,095	320,042
Total revenues	3,228,093	3,004,973	6,696,151	6,063,956

EXPENSES
Operating expenses:
Rental and other properties	145,459	83,282	281,815	258,859
Food and beverage cost of sales	440,370	508,919	913,027	1,039,315
Food and beverage labor and related costs	384,037	334,234	729,084	670,163
Food and beverage other operating costs	655,795	567,180	1,238,422	1,106,916
Marina expenses	296,261	272,852	546,952	532,868
Spa expenses	205,942	193,228	418,285	345,513
Depreciation and amortization	351,243	286,169	662,801	547,452
Adviser's base fee	225,000	225,000	450,000	450,000
General and administrative	75,510	81,822	171,143	160,099
Professional fees and expenses	96,041	67,983	177,982	146,631
Directors' fees and expenses	19,050	16,711	40,463	33,011
Total operating expenses	2,894,708	2,637,380	5,629,974	5,290,827

Interest expense	406,437	425,929	808,765	823,749
Minority partners' interests in operating (loss) income of
consolidated entities	(125,171)	33,716	(87,738)	68,587
Total expenses	3,175,974	3,097,025	6,351,001	6,183,163

Income (loss) before income taxes	52,119	(92,052)	345,150	(119,207)

Provision for (benefit from) income taxes	56,000	(30,000)	127,000	18,000
Net (loss) income	$(3,881)	$(62,052)	$218,150	$(137,207)

Other comprehensive income:
Unrealized gain on interest rate swap agreement	$297,000	$75,500	$171,000	$338,500
Total other comprehensive income	297,000	75,500	171,000	338,500

Comprehensive income	$293,119	$13,448	$389,150	$201,293

Net (Loss) Income Per Common Share:
Basic and diluted	$(0.00)	$(0.06)	$0.21	$(0.13)
Weighted average common shares outstanding-basic	1,023,955	1,023,955	1,023,955	1,036,971
Weighted average common shares outstanding- diluted	1,023,995	1,023,955	1,056,925	1,036,971

See notes to the condensed consolidated financial statements

(2)

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$218,150	$(137,207)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	662,801	547,452
Net income from other investments	(741,875)	(329,719)
Net gain from investments in marketable securities	(250,405)	(25,607)
Minority partners' interest in operating (loss) income	(87,738)	68,587
Deferred income tax expense	127,000	18,000
Changes in assets and liabilities:
Other assets and other receivables	160,407	53,450
Net proceeds from sales and redemptions of securities	2,931,171	1,311,430
Investments in marketable securities	(684,794)	(587,877)
Accounts payable and accrued expenses	(398,015)	(207,858)
Total adjustments	1,718,552	847,858
Net cash provided by operating activities	1,936,702	710,651

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and improvements of properties	(520,539)	(1,447,651)
(Increase) decrease in notes and advances from related parties	(15,594)	8,603
Additions in mortgage loans and notes receivables	(211,000)	-
Collections of mortgage loans and notes receivables	1,103,000	40,046
Distributions from other investments	801,602	538,638
Contributions to other investments	(739,667)	(440,331)
Net cash provided by (used in) investing activities	417,802	(1,300,695)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additional borrowings, mortgages and notes payables	-	615,327
Repayment of mortgages and notes payables	(329,393)	(191,119)
Purchase of treasury stock	-	(687,120)
Contributions from minority partners	279,850	467,250
Net cash (used in) provided by financing activities	(49,543)	204,338

Net increase (decrease) in cash and cash equivalents	2,304,961	(385,706)

Cash and cash equivalents at beginning of the period	2,412,871	2,350,735

Cash and cash equivalents at end of the period	$4,717,832	$1,965,029

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$809,000	$824,000

See notes to the condensed consolidated financial statements

(3)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-QSB, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2006.  The balance sheet as of December 31, 2006 was derived from audited financial statements as of that date. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements include the accounts of HMG/Courtland Properties, Inc. (the "Company") and entities in which the Company owns a majority voting interest or controlling financial interest. All material transactions and balances with consolidated and unconsolidated entities have been eliminated in consolidation or as required under the equity method.

2. RECENT ACCOUNTING PRONOUNCEMENT
In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, or “FSP FIN 48-1,” which clarifies when a tax position is considered settled under FIN 48. The FSP explains that a tax position can be effectively settled on the completion of an examination by a taxing authority without legally being extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if (1) the tax position is not considered more likely than not to be sustained solely on the basis of its technical merits and (2) the statute of limitations remain open. FSP FIN 48-1 should be applied upon the initial adoption of FIN 48. The impact of our adoption of FIN 48 (as of January 1, 2007) is in accordance with this FSP and the implementation has not resulted in any changes to our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should

(4)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

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

Summarized combined statement of income for Landing and Rawbar for the three and six months ended June 30, 2007 and 2006 is presented below (Note: the Company’s ownership percentage in these operations is 50%):

Summarized Combined statements of income Bayshore Landing, LLC and Bayshore Rawbar, LLC	For the three months ended June 30, 2007	For the three months ended June 30, 2006	For the six months ended June 30, 2007	For the six months ended June 30, 2006

Revenues:
Food and Beverage Sales	$1,645,000	$1,801,000	$3,428,000	$3,587,000
Marina dockage and related	315,000	304,000	648,000	620,000
Retail/mall rental and related	92,000	67,000	185,000	140,000
Total Revenues	2,052,000	2,172,000	4,261,000	4,347,000

Expenses:
Cost of food and beverage sold	440,000	509,000	913,000	1,039,000
Labor and related costs	335,000	282,000	626,000	566,000
Entertainers	49,000	52,000	103,000	104,000
Other food and beverage related costs	164,000	161,000	225,000	231,000
Other operating costs	28,000	94,000	200,000	246,000
Repairs and maintenance	106,000	79,000	202,000	169,000
Insurance	164,000	89,000	330,000	177,000
Management fees	169,000	99,000	270,000	192,000
Utilities	73,000	106,000	150,000	201,000
Ground rent	249,000	175,000	447,000	347,000
Interest	246,000	254,000	490,000	494,000
Depreciation and amortization	199,000	131,000	356,000	240,000
Total Expenses	2,222,000	2,031,000	4,312,000	4,006,000

Net (Loss) income	$(170,000)	$141,000	$(51,000)	$341,000

(5)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

For the three and six months ended June 30, 2007 Landing and Rawbar combined operations reported losses of $170,000 and $51,000, respectively.  This is as compared to income of $141,000 and $341,000 during the same comparable periods in 2006, respectively.  The primary reasons for the increased losses for the three and six month periods, respectively, were increased insurance expense ($75,000 and $153,000, respectively) increased management fees ($70,000 and $78,000, respectively) and increased depreciation and amortization ($68,000 and $116,000, respectively).

The increase in insurance expense was consistent with the general increase in premiums in south Florida.

The increase in management fees was the result of a change in restaurant managers. Effective April 1, 2007 the Company amended the restaurant management contract that was entered into when the property was purchased in 2004, and took over management of the restaurant.  The amendment provided for a one-time payment of $100,000 to the former manager for termination of the management services portion of the contract.  The former manager continues to perform accounting and certain administrative services and is paid $15,000 per month.

The increase in depreciation is the result of increase property placed in service in 2007 versus 2006.

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

Net gain from investments in marketable securities for the three and six months ended June 30, 2007 and 2006 is summarized below:

	Three months ended June 30,		Six months ended June 30,
Description	2007	2006	2007	2006
Net realized gain from sales of securities	$140,000	$84,000	$204,000	$113,000
Unrealized net (loss) gain in trading securities	(16,000)	(195,000)	46,000	(87,000)
Total net gain (loss) from investments in marketable securities	$124,000	$(111,000)	$250,000	$26,000

For the three and six months ended June 30, 2007 net realized gain from sales of marketable securities of approximately $140,000 and $204,000, respectively, consisted of approximately $296,000 of gross gains net of $156,000 of gross losses for the three month period and $379,000 of gross gains and $175,000 of gross losses for the six month period.

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

5.   OTHER INVESTMENTS
As of June 30, 2007, the Company has committed to invest approximately $12.7 million in other investments primarily in private capital funds, of which approximately $10.8 million has been funded. The carrying value of other investments (which reflects distributions and valuation adjustments) is approximately $4.7 million as of June 30, 2007.

During the six months ended June 30, 2007 the Company made contributions to two new investments for $110,000 and follow-on contributions to existing investments totaling approximately $630,000.  During this same period the Company received approximately $1,041,000 in cash and stock distributions.

Net income from other investments for the three and six months ended June 30, 2007 and 2006, is summarized below:
	Three months ended June 30,		Six months ended June 30,
Description	2007	2006	2007	2006
Technology-related venture fund	--	--	$48,000	$50,000
Real estate development and operation	$21,000	$60,000	56,000	61,000
Partnership owning diversified businesses & distressed debt	60,000	69,000	307,000	108,000
Income from investment in 49% owned affiliate (T.G.I.F. Texas, Inc.)	30,000	57,000	64,000	81,000
Others, net	254,000	11,000	267,000	10,000
Total net gain (loss) from other investments	$365,000	$197,000	$742,000	$310,000

In April 2007, the Company received approximately $449,000 of cash and stock from an investment in a privately-held bank which was purchased by a publicly-held bank.  The Company realized a gain of approximately $299,000 on this transaction (included in table above under “Others, net”).

In February 2007, the Company received cash distributions primarily consisting of a $222,000 cash distribution from one investment in a partnership in which one of its portfolio companies was recapitalized. This distribution exceeded the carrying amount of the investment and accordingly was recognized as income.

During the three months ended March 2006, the Company received cash distributions from two funds, one from a high yield distressed debt fund the other from a technology venture fund.  These distributions exceeded the carrying amount of the investments and accordingly were recognized as income.

(7)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

6.  DERIVATIVE FINANCIAL INSTRUMENTS
The Company is exposed to interest rate risk through its borrowing activities.  In order to minimize the effect of changes in interest rates, the Company has entered into an interest rate swap contract under which the Company agrees to pay an amount equal to a specified rate of 7.57% times a notional principal approximating the outstanding loan balance, and to receive in return an amount equal to the one month LIBOR rate plus 2.45% times the same notional amount.  The Company designated this interest rate swap contract as a cash flow hedge.  As of June 30, 2007 the fair value (net of 50% minority interest) was an unrealized gain of $148,500 and as of December 31, 2006 the fair value (net of 50% minority interest) of the cash flow hedge was an unrealized loss of $22,500.  These amounts have been recorded as other comprehensive income (loss) and will be reclassified to interest expense over the life of the swap contract.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net Revenues:
Real estate and marina rentals	$822,546	$748,938	$1,652,962	$1,513,107
Food and beverage sales	1,645,416	1,800,940	3,427,978	3,586,991
Other investments and related income	760,131	455,095	1,615,211	963,858
Total Net Revenues	$3,228,093	$3,004,973	$6,696,151	$6,063,956

Income (loss) before income taxes:
Real estate and marina rentals	$39,873	$60,037	$144,957	$55,064
Food and beverage sales	(51,299)	70,190	11,204	143,618
Other investments and related income	63,545	(222,279)	188,989	(317,889)
Total income (loss) before income taxes	$52,119	$(92,052)	$345,150	$(119,207)

(8)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)
8. INCOME TAXES
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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2007.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

(9)

Item 2.  Management's Discussion and Analysis of FinancialCondition and Results of Operations

RESULTS OF OPERATIONS
The Company reported a net loss of approximately $4,000 (or $.003 per share) for the three months ended June 30, 2007 and net income of approximately $218,000 (or $.21 per share) for the six months ended June 30, 2007.  This is as compared with net losses of approximately $62,000 (or $.06 per share) and $137,000 (or $.13 per share) for the three and six months ended June 30, 2006, respectively.

As discussed further below, total revenues for the three and six months ended June 30, 2007 as compared with the same periods in 2006, increased by approximately $223,000 (7%) and $632,000 (10%), respectively.  Total expenses for the three and six months ended June 30, 2007, as compared with the same periods in 2006, increased by approximately $79,000 (3%) and $168,000 (3%), respectively.

REVENUES
Rentals and related revenues for the three and six months ended June 30, 2007 as compared with the same periods in 2006 increased by $53,000 (16%) and $102,000 (15%), respectively.  Approximately $27,000 and $56,000 of the increase (for the three and six months, respectively) was due to increased rental revenue from the Grove Isle property as a result of inflation adjustments as provided in the lease.  The remaining increase was the result of increase rental revenue from the Monty’s retail space.

Restaurant operations:
A summarized statement of income for the Company’s Monty’s restaurant for the three and six months ended June 30, 2007 and 2006 is presented below:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006
Revenues:
Food and Beverage Sales	$1,645,000	$1,801,000	$3,428,000	$3,587,000

Expenses:
Cost of food and beverage sold	440,000	509,000	913,000	1,039,000
Labor and related costs	335,000	282,000	626,000	566,000
Entertainers	49,000	52,000	103,000	104,000
Other food and beverage direct costs	64,000	68,000	125,000	138,000
Other operating costs	82,000	77,000	155,000	145,000
Repairs and maintenance	57,000	52,000	122,000	107,000
Insurance	85,000	46,000	172,000	92,000
Management fees	151,000	81,000	232,000	162,000
Utilities	45,000	52,000	94,000	104,000
Rent (as allocated)	176,000	192,000	343,000	360,000
Total Expenses	1,484,000	1,411,000	2,885,000	2,817,000

Income before depreciation and minority interest	$161,000	$390,000	$543,000	$770,000

(10)

Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

The following table summarizes the amounts on the table above as a percentage of sales:

All amounts as a percentage of sales	For the three months		For the six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006
Revenues:
Food and Beverage Sales	100%	100%	100%	100%

Expenses:
Cost of food and beverage sold	27%	28%	27%	29%
Labor and related costs	20%	16%	18%	16%
Entertainers	3%	3%	3%	3%
Other food and beverage direct costs	4%	4%	3%	4%
Other operating costs	5%	4%	5%	4%
Repairs and maintenance	3%	2%	3%	3%
Insurance	5%	2%	5%	2%
Management fees	9%	5%	7%	5%
Utilities	3%	3%	3%	3%
Rent (as allocated)	11%	11%	10%	10%
Total Expenses	90%	78%	84%	79%

Income before depreciation and minority interest	10%	22%	16%	21%

Restaurant sales for the three and six months ended June 30, 2007 as compared with the comparable periods in 2006 were down by 9% and 4%, respectively.  This was partly the result of more rain during weekends in 2007 as compared with 2006 and also as a result of a decrease in overall local tourism activity in 2007, as compared with 2006.  Cost of sales improved over last year primarily due to decreased cost of beverages due to less beer spoilage.  Insurance expense increased in 2007 by almost 50% over 2006 as a result of general insurance premium increases being experienced by across the board in South Florida.

Effective April 1, 2007 the Company amended the restaurant management contract that was entered into when the property was purchased in 2004, and took over management of the restaurant.  The amendment provided for a one-time payment of $100,000 to the former manager for termination of the management services portion of the contract.  The former manager continues to perform accounting and certain administrative services and is paid $15,000 per month.

(11)

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Marina operations:
Summarized and combined statements of income for marina operations:
(The Company owns 50% of the Monty’s marina and 95% of the Grove Isle marina)
	For the three months		For the six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006
Marina Revenues:
Monty's dockage fees and related income	$314,000	$305,000	$648,000	$620,000
Grove Isle marina slip owners dues and dockage fees	123,000	111,000	235,000	224,000
Total marina revenues	437,000	416,000	883,000	844,000

Marina Expenses:
Labor and related costs	59,000	58,000	117,000	112,000
Insurance	50,000	45,000	100,000	85,000
Management fees	19,000	19,000	36,000	28,000
Utilities	17,000	44,000	34,000	78,000
Rent and bay bottom lease expense	60,000	58,000	122,000	117,000
Repairs and maintenance	52,000	27,000	79,000	65,000
Other	39,000	22,000	59,000	46,000
Total marina expenses	296,000	273,000	547,000	532,000

Income before depreciation and minority interest	$141,000	$143,000	$336,000	$311,000

The Monty’s Marina dockage fee and related revenues for the three and six months ended June 30, 2007 as compared to the same period in 2006 increased by approximately $9,000 (3%) and $28,000 (5%). The increases were primarily due to increased transient dockage activity at the Monty’s marina. Utilities expense for the three and six months ended June 30, 2007 as compared with 2006 decreased by $27,000 (61%) and $44,000 (56%), respectively due to increased electrical pass through charges to marina tenants in 2007 versus 2006.

Spa operations:
Below are summarized statements of income for Grove Isle spa operations for the three and six months ended June 30, 2007 and 2006.  The Company owns 50% of the Grove Isle Spa with the other 50% owned by an affiliate of the Noble House Resorts, the tenant of the Grove Isle Resort:
Summarized statement of income of spa operations	Three months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006
Revenues:
Services provided	$155,000	$166,000	$352,000	$281,000
Membership and other	13,000	13,000	27,000	27,000
Total spa revenues	168,000	179,000	379,000	308,000
Expenses:
Cost of sales (commissions and other)	39,000	61,000	102,000	94,000
Salaries, wages and related	68,000	52,000	142,000	89,000
Other operating expenses	71,000	59,000	122,000	101,000
Management and administrative fees	9,000	10,000	25,000	20,000
Pre-opening and start up costs	-	-	-	20,000
Other non-operating expenses	19,000	11,000	27,000	21,000
Total Expenses	206,000	193,000	418,000	345,000

Loss before interest, depreciation and minority interest	$(38,000)	$(14,000)	$(39,000)	$(37,000)

(12)

Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Spa revenues for the three months ended June 30, 2007 as compared with the same periods in 2006 decreased by $11,000 (6%).  For the six months ended June 30, 2007 versus 2006 Spa revenues increased by $71,000 (23%).  The decrease for the three months ended June 30, 2007 is consistent with decreased activity at the Grove Isle Resort which reflects lower tourism activity in 2007 versus 2006.  In order to better serve its customers, beginning in 2007 the spa is utilizing full-time employees to provide spa services versus on-call contractors previously used.

Net gain from investments in marketable securities:
Net gain from investments in marketable securities for the three and six months ended June 30, 2007 was approximately $124,000 and $250,000, respectively.  This is as compared with a net loss from investments in marketable securities of approximately $111,000 for the three months ended June 30, 2006 and a net gain of $26,000 for the six months ended June 30, 2006. For further details refer to Note 4 to Condensed Consolidated Financial Statements (unaudited).

Net income from other investments:
Net income from other investments for the three and six months ended June 30, 2007 was approximately $365,000 and $742,000, respectively, as compared with net income of approximately $197,000 and $310,000, respectively for the same periods in 2006. For further details refer to Note 5 to Condensed Consolidated Financial Statements (unaudited).

Interest, dividend and other income:
Interest and dividend income for the three and six months ended June 30, 2007 was approximately $104,000 and $244,000, respectively, as compared with approximately $190,000 and $320,000, respectively, for the same periods in 2006. The decreases from 2006 were primarily due to non-recurring leasing commissions received in June 2006 of approximately $67,000 which were recorded as other income.

EXPENSES
Expenses for rental and other properties for the three and six months ended June 30, 2007 increased by approximately $62,000 (75%) and $23,000 (9%), respectively, as compared with the three and six months ended June 30, 2006.  These increases were primarily due to increased insurance costs.  For the three month comparable periods the increase was partially offset by decreased other costs as a result of a 2006 non-recurring management fee of $100,000 paid to the manager of the HMG-Fieber joint venture which sold its last property in August 2005.

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

Depreciation and amortization expense for the three and six months ended June 30, 2007 increased by approximately $65,000 (23%) and $115,000 (21%), respectively, primarily due to the completion of improvements and purchases of fixed assets related to the Monty’s property.

(13)

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

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES
The Company's material commitments in 2007 primarily consist of maturities of debt obligations of approximately $4.3 million and commitments to fund private capital investments of approximately $1.9 million due upon demand.  The funds necessary to meet these obligations are expected to be available from the proceeds of sales of properties or investments, refinancing, distributions from investments and available cash. The majority of maturing debt obligations for 2007 is a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of approximately $3.7 million.  This amount is due on demand.  The obligation due to TGIF will be paid with funds available from distributions from the Company’s investment in TGIF and from available cash.

MATERIAL COMPONENTS OF CASH FLOWS
For the six months ended June 30, 2007, net cash provided by operating activities was approximately $1.9 million.  Included in this amount are proceeds and redemptions of marketable securities of approximately $2.9 million partially offset by increased investments in marketable securities of approximately $685,000 and decreased accounts payable, accrued expenses and other liabilities of $398,000.

For the six months ended June 30, 2007, net cash provided by investing activities was approximately $418,000. This consisted primarily of approximately $1.1 million in collections of mortgage loans and notes receivable and cash distributions from other investments of approximately $802,000.  These sources of funds were partially offset by contributions to other investments of $740,000, improvements of commercial properties (primarily the Monty’s property) of approximately $521,000 and increased investments in mortgaged loans and notes receivable of $211,000.

For the six months ended June 30, 2007, net cash used in financing activities was approximately $50,000. This consisted of $329,000 of repayments of mortgages and notes payable partially offset by contributions from minority partners of $279,000.

(14)

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
Item 1. Legal Proceedings: None.

Item 2. Changes in Securities and Small Business Issuers Purchase of Equity Securities: None.

Item 3. Defaults Upon Senior Securities: None.

Item 4. Submission of Matters to a Vote of Security Holders: None

Item 5. Other Information: None

Item 6.Exhibits and Reports on Form 8-K:

  (a)  Certifications pursuant to 18 USC Section 1350-Sarbanes-Oxley Act of 2002. Filed herewith.
(b)	Reports on Form 8-K filed for the quarter ended June 30, 2007: None.

(15)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMG/COURTLAND PROPERTIES, INC.

Dated: August 14, 2007	/s/ Lawrence Rothstein
President, Treasurer and Secretary
Principal Financial Officer

Dated: August 14, 2007	/s/Carlos Camarotti
Vice President- Finance and Controller
Principal Accounting Officer

(16)