Form 10QSB
period 2007-09-30
HMG COURTLAND PROPERTIES INC
filed 2007-11-09
CIK 311817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended                 September 30, 2007

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

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

1,023,955 Common shares were outstanding as of November 8, 2007.

HMG/COURTLAND PROPERTIES, INC.

Index
		PAGE
		NUMBER
PART I.	Financial Information

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheets as of
	September 30, 2007 (Unaudited) and December 31, 2006	1

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the
	Three and Nine Months Ended September 30, 2007 and 2006 (Unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the
	Nine Months Ended September 30, 2007 and 2006 (Unaudited)	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

	Item 2. Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11

	Item 3. Controls and Procedures	16

PART II.	Other Information
	Item 1. Legal Proceedings	16
	Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities...	16
	Item 3. Defaults Upon Senior Securities	16
	Item 4. Submission of Matters to a Vote of Security Holders	16
	Item 5. Other Information	16
	Item 6. Exhibits and Reports on Form 8-K	16
Signatures		17

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

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2007	2006
ASSETS
Investment properties, net of accumulated depreciation:
Commercial properties	$7,427,338	$7,385,857
Commercial properties- construction in progress	534,857	239,166
Hotel, club and spa facility	5,021,638	5,433,500
Marina properties	2,854,719	3,044,878
Land held for development	27,689	27,689
Total investment properties, net	15,866,241	16,131,090

Cash and cash equivalents	3,978,079	2,412,871
Investments in marketable securities	3,997,614	5,556,121
Other investments	4,843,026	4,293,662
Investment in affiliate	3,262,498	3,165,235
Loans, notes and other receivables	826,478	1,910,555
Notes and advances due from related parties	758,611	736,909
Deferred taxes	-	76,000
Goodwill	7,728,627	7,728,627
Other assets	716,203	718,935
TOTAL ASSETS	$41,977,377	$42,730,005

LIABILITIES
Mortgages and notes payable	$20,147,494	$20,931,301
Accounts payable and accrued expenses	1,612,895	1,704,182
Deferred taxes	215,000	-
Interest rate swap contract payable	80,000	45,000
TOTAL LIABILITIES	22,055,389	22,680,483

Minority interests	3,254,399	3,126,715

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; 2,000,000 shares
authorized; none issued	-	-
Excess common stock, $1 par value; 500,000 shares authorized;
none issued	-	-
Common stock, $1 par value; 1,500,000 shares authorized;
1,317,535 shares issued as of September 30, 2007 and
December 31, 2006	1,317,535	1,317,535
Additional paid-in capital	26,585,595	26,585,595
Undistributed gains from sales of properties, net of losses	41,572,120	41,572,120
Undistributed losses from operations	(50,201,827)	(49,964,109)
Accumulated other comprehensive loss	(40,000)	(22,500)
	19,233,423	19,488,641
Less: Treasury stock, at cost (293,580 shares as of
September 30, 2007 and December 31, 2006)	(2,565,834)	(2,565,834)
TOTAL STOCKHOLDERS' EQUITY	16,667,589	16,922,807

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,977,377	$42,730,005

See notes to the condensed consolidated financial statements

(1)

HMG/COURTLAND PROPERTIES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
	Three months ended September 30,		Nine months ended September 30,
REVENUES	2007	2006	2007	2006
Real estate rentals and related revenue	$382,791	$354,988	$1,153,114	$1,023,660
Food & beverage sales	1,334,074	1,352,501	4,762,052	4,939,492
Marina revenues	408,859	410,977	1,291,498	1,255,412
Spa revenues	156,815	156,541	535,651	465,039
Net gain from investments in marketable securities	118,131	144,873	368,536	170,480
Net income from other investments	23,871	85,320	765,746	395,031
Interest, dividend and other income	124,481	119,660	368,576	439,702
Total revenues	2,549,022	2,624,860	9,245,173	8,688,816
EXPENSES
Operating expenses:
Rental and other properties	207,739	150,003	489,554	408,862
Food and beverage cost of sales	366,993	381,365	1,280,020	1,420,680
Food and beverage labor and related costs	353,615	292,083	1,082,699	962,246
Food and beverage other operating costs	503,762	553,962	1,742,184	1,660,878
Marina expenses	244,477	265,662	791,429	798,530
Spa expenses	205,454	149,447	623,739	494,960
Depreciation and amortization	327,218	303,879	990,019	851,331
Adviser's base fee	225,000	225,000	675,000	675,000
General and administrative	93,240	97,607	264,383	257,706
Professional fees and expenses	84,030	85,396	262,012	232,027
Directors' fees and expenses	30,999	25,613	71,462	58,624
Total operating expenses	2,642,527	2,530,017	8,272,501	7,820,844

Interest expense	403,195	433,743	1,211,960	1,257,492
Minority partners' interests in operating loss of
consolidated entities	(204,832)	(132,946)	(292,570)	(64,359)
Total expenses	2,840,890	2,830,814	9,191,891	9,013,977

(Loss) income before sales of properties and taxes	(291,868)	(205,954)	53,282	(325,161)

Gain on sales of properties, net	-	257,064	-	257,064
(Loss) income before taxes	(291,868)	51,110	53,282	(68,097)

Provision for income taxes	164,000	223,000	291,000	241,000
Net loss	$(455,868)	$(171,890)	$(237,718)	$(309,097)

Other comprehensive (loss) income:
Unrealized (loss) gain on interest rate swap agreement	$(17,500)	$(234,000)	$(40,000)	$104,500
Total other comprehensive income (loss)	(17,500)	(234,000)	(40,000)	104,500

Comprehensive loss	$(473,368)	$(405,890)	$(277,718)	$(204,597)

Net Loss Per Common Share:
Basic & diluted	$(0.45)	$(0.17)	$(0.23)	$(0.30)
Weighted average common shares outstanding-basic & diluted	1,023,955	1,023,955	1,023,955	1,032,584
See notes to the condensed consolidated financial statements
(2)

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(237,718)	$(309,097)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	990,019	851,331
Net income from other investments	(765,746)	(395,031)
Gain on sales of properties, net	-	(257,064)
Net gain from investments in marketable securities	(368,536)	(170,480)
Minority partners' interest in operating losses	(292,570)	(64,359)
Deferred income tax expense	291,000	241,000
Changes in assets and liabilities:
Other assets and other receivables	67,001	59,348
Net proceeds from sales and redemptions of securities	3,424,317	1,758,925
Investments in marketable securities	(1,255,599)	(802,946)
Accounts payable, accrued expenses and other liabilities	(155,862)	(696,405)
Total adjustments	1,934,024	524,319
Net cash provided by operating activities	1,696,306	215,222

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and improvements of properties	(701,361)	(1,770,945)
Net proceeds from disposals of properties	-	818,794
(Increase) decrease in notes and advances from related parties	(21,702)	2,368
Additions in mortgage loans and notes receivables	(211,000)	-
Collections of mortgage loans and notes receivables	1,207,000	91,708
Distributions from other investments	1,005,187	714,519
Contributions to other investments	(1,105,265)	(673,605)
Net cash provided by (used in) investing activities	172,859	(817,161)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additional borrowings, mortgages and notes payables	-	615,327
Repayment of mortgages and notes payables	(783,807)	(346,848)
Purchase of treasury stock	-	(687,120)
Contributions from minority partners	479,850	867,250
Net cash (used in) provided by financing activities	(303,957)	448,609

Net increase (decrease) in cash and cash equivalents	1,565,208	(153,330)

Cash and cash equivalents at beginning of the period	2,412,871	2,350,735

Cash and cash equivalents at end of the period	$3,978,079	$2,197,405

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,212,000	$1,257,000

See notes to the condensed consolidated financial statements

(3)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-QSB, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2006.  The balance sheet as of December 31, 2006 was derived from audited financial statements as of that date. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

(4)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

3. SIGNIFICANT ACCOUNTING POLICIES
Share-Based Compensation
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards 123 (revised 2004), ‘Share-Based Payments: (SFAS 123(R)’).  The Company adopted SFAS 123(R) using the modified prospective basis.  Under this method, compensation costs recognized beginning January 1, 2006 included in costs related to 1) all share-based payments granted prior to but not yet vested as of January 1, 2006, based on previously estimated grant-date fair values, and 2) all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R).  The Company has used the Black-Scholes option pricing model to estimate the fair value of stock options granted subsequent to the date of adoption of SFAS 123(R).

4.RESULTS OF OPERATIONS FOR MONTY’S RESTAURANT, MARINA AND OFFICE/RETAIL PROPERTY, COCONUT GROVE, FLORIDA
The Company, through two 50%-owned entities, Bayshore Landing, LLC (“Landing”) and Bayshore Rawbar, LLC (“Rawbar”), (collectively, “Bayshore”) owns a restaurant, office/retail and marina property located in Coconut Grove (Miami), Florida known as Monty’s (the “Monty’s Property”).

Summarized combined statement of income for Landing and Rawbar for the three and nine months ended September 30, 2007 and 2006 is presented below (Note: the Company’s ownership percentage in these operations is 50%):

Summarized Combined statements of income Bayshore Landing, LLC and Bayshore Rawbar, LLC	For the three months ended September 30, 2007	For the three months ended September 30, 2006	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006

Revenues:
Food and Beverage Sales	$1,334,000	$1,352,000	$4,762,000	$4,939,000
Marina dockage and related	290,000	296,000	938,000	916,000
Retail/mall rental and related	91,000	90,000	276,000	230,000
Total Revenues	1,715,000	1,738,000	5,976,000	6,085,000

Expenses:
Cost of food and beverage sold	367,000	382,000	1,280,000	1,421,000
Labor and related costs	292,000	236,000	918,000	802,000
Entertainers	61,000	56,000	164,000	160,000
Other food and beverage related costs	137,000	137,000	417,000	420,000
Other operating costs	52,000	58,000	197,000	197,000
Repairs and maintenance	91,000	74,000	293,000	243,000
Insurance	155,000	167,000	485,000	344,000
Management fees	69,000	98,000	339,000	290,000
Utilities	79,000	112,000	229,000	313,000
Ground rent	251,000	198,000	698,000	600,000
Interest	244,000	253,000	734,000	747,000
Depreciation and amortization	180,000	149,000	536,000	389,000
Total Expenses	1,978,000	1,920,000	6,290,000	5,926,000

Net (loss) income	$(263,000)	$(182,000)	$(314,000)	$159,000

(5)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

For the three and nine months ended September 30, 2007 Landing and Rawbar combined operations reported losses of $263,000 and $314,000, respectively.  This is as compared with a loss of $182,000 for the three months ended September 30, 2006 and income of $159,000 for the nine months ended September 30, 2006. Losses for the three months ended September 30, 2007 as compared with the same period in 2006 increased by approximately $81,000 primarily due to increased ground rent of $53,000, increased labor (restaurant management) of $26,000, increased repairs and maintenance of $17,000 and increased depreciation expense of $31,000.  These increases were partially offset by decreased utilities expense of $43,000.  Losses for the nine months ended September 30, 2007 as compared with the same period in 2006 increased by approximately $473,000 primarily due to increased depreciation expense of $147,000, increased insurance costs of $141,000, increased labor (restaurant management) of $116,000, increased ground rent of $98,000 and increased management fees of $49,000. These increases were partially offset by decreased utilities expense of $84,000.

The increase in depreciation expense is the result of increased property placed in service in 2007 versus 2006.

The increase in management fees was the result of a change in restaurant managers. Effective April 1, 2007, the Company amended the restaurant management contract that was entered into when the property was purchased in 2004, and took over management of the restaurant. The amendment provided for a one-time payment of $100,000 to the former manager for termination of the management services portion of the contract.  The former manager continues to perform accounting and certain administrative services and is paid $15,000 per month. The increase in labor costs (restaurant management) is the result of the Company taking over the restaurant operations.

The increase in insurance expense was consistent with the general increase in premiums in South Florida.

The decrease in utilities expense was the result of a new policy (since August 2006) which requires all marina tenants to reimburse the Company for electrical usage.

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

(6)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

Net gain from investments in marketable securities for the three and nine months ended September 30, 2007 and 2006 is summarized below:

	Three months ended September 30,		Nine months ended September 30,
Description	2007	2006	2007	2006
Net realized gain from sales of securities	$106,000	$34,000	$311,000	$147,000
Unrealized net gain in trading securities	12,000	111,000	58,000	23,000
Total net gain from investments in marketable securities	$118,000	$145,000	$369,000	$170,000

For the three and nine months ended September 30, 2007, net realized gain from sales of marketable securities of approximately $106,000 and $311,000, respectively, consisted of approximately $121,000 of gross gains net of $15,000 of gross losses for the three month period and $501,000 of gross gains and $190,000 of gross losses for the nine month period.

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

6.   OTHER INVESTMENTS
As of September 30, 2007, the Company has committed to invest approximately $12.8 million in other investments primarily in private capital funds, of which approximately $11.1 million has been funded. The carrying value of other investments (which reflects distributions and valuation adjustments) is approximately $4.8 million as of September 30, 2007.

During the nine months ended September 30, 2007, the Company made contributions to three new investments for $240,000 and follow-on contributions to existing investments totaling approximately $865,000.  During this same period, the Company received approximately $1,245,000 in cash and stock distributions.

(7)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

Net income from other investments for the three and nine months ended September 30, 2007 and 2006, is summarized below:

	Three months ended September 30,		Nine months ended September 30,
Description	2007	2006	2007	2006
Partnership owning diversified businesses & distressed debt	$140,000	$58,000	$418,000	$166,000
Technology-related venture fund	--	--	44,000	50,000
Real estate development and operation	1,000	4,000	52,000	65,000
Income from investment in 49% owned affiliate (T.G.I.F. Texas, Inc.)	33,000	29,000	97,000	110,000
Restaurant development and franchising	(150,000)	--	(150,000)	--
Others, net	--	(6,000)	305,000	4,000
Total net income from other investments	$24,000	$85,000	$766,000	$395,000

In September and August 2007, the Company received cash distributions from two investments in partnerships owning diversified businesses and distressed debt totaling approximately $140,000.  These distributions were in excess of the Company’s basis in these investments and have been recorded as income.

In September 2007, the Company elected to write off $150,000 of its investment in a restaurant development and franchise entity which is being restructured and which, in the Company’s opinion, will result in an other-than-temporary decline in value.  The Company had invested $200,000 in this entity, representing approximately 1% of its equity.

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

(8)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

7.  DERIVATIVE FINANCIAL INSTRUMENTS
The Company is exposed to interest rate risk through its borrowing activities.  In order to minimize the effect of changes in interest rates, the Company has entered into an interest rate swap contract under which the Company agrees to pay an amount equal to a specified rate of 7.57% times a notional principal approximating the outstanding loan balance, and to receive in return an amount equal to the one month LIBOR rate plus 2.45% times the same notional amount.  The Company designated this interest rate swap contract as a cash flow hedge.  As of September 30, 2007 and December 31, 2006, the fair value (net of 50% minority interest) was an unrealized loss of $40,000 and $22,500, respectively. These amounts have been recorded as other comprehensive loss and will be reclassified to interest expense over the life of the swap contract.

8.  SEGMENT INFORMATION
The Company has three reportable segments: Real estate rentals; Food and Beverage sales; and Other investments and related income.  The Real estate and rentals segment primarily includes the leasing of its Grove Isle property, marina dock rentals at both Monty’s and Grove Isle marinas, and the leasing of office and retail space at its Monty’s property.  The Food and Beverage sales segment consists of the Monty’s restaurant operation.  Lastly, the Other investment and related income segment includes all of the Company’s other investments, marketable securities, loans, notes and other receivables and the Grove Isle spa operations which individually do not meet the criteria as a reportable segment. These operating segments, as presented in the financial statements, reflect how management internally reviews each segment’s performance.  Management also makes operational and strategic decisions based on this same information.

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net Revenues:
Real estate and marina rentals	$792,000	$766,000	$2,445,000	$2,279,000
Food and beverage sales	1,334,000	1,353,000	4,762,000	4,940,000
Other investments and related income	423,000	506,000	2,038,000	1,470,252
Total Net Revenues	$2,549,000	$2,625,000	$9,245,000	$8,689,000

Income (loss) before income taxes:
Real estate and marina rentals	$40,000	$(18,000)	$185,000	$37,000
Food and beverage sales	(84,000)	(67,000)	(73,000)	76,000
Other investments and related income	(248,000)	(121,000)	(59,000)	(439,000)
Total income (loss) before income taxes	$(292,000)	$(206,000)	$53,000	$(325,000)

(9)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

9. INCOME TAXES
We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2007.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

(10)

Item 2.          Management's Discussion and Analysis of
FinancialCondition and Results of Operations

RESULTS OF OPERATIONS
The Company reported net losses of approximately $456,000 (or $.45 per share) and $238,000 (or $.23 per share) for the three and nine months ended September 30, 2007, respectively. This is as compared with net losses of approximately $172,000 (or $.17 per share) and $309,000 (or $.30 per share) for the three and nine months ended September 30, 2006, respectively.

As discussed further below, total revenues for the three months ended September 30, 2007 as compared with the same period in 2006, decreased by approximately $76,000 (3%) and for the nine months ended September 30, 2007 revenues increased by $556,000 (6%), as compared with 2006.  Total expenses for the three and nine months ended September 30, 2007, as compared with the same periods in 2006, increased by approximately $10,000 (less than 1%) and $178,000 (2%), respectively.

REVENUES
Rentals and related revenues for the three and nine months ended September 30, 2007 as compared with the same periods in 2006 increased by $28,000 (8%) and $129,000 (13%), respectively.  Approximately $27,000 and $83,000 of the increase (for the three and nine months, respectively) was due to increased rental revenue from the Grove Isle property as a result of inflation adjustments as provided in the lease.  The remaining increase was the result of increase rental revenue from the Monty’s retail space.

Restaurant operations:
A summarized statement of income before depreciation and minority interest for the Company’s Monty’s restaurant for the three and nine months ended September 30, 2007 and 2006 is presented below:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Revenues:
Food and Beverage Sales	$1,334,000	$1,352,000	$4,762,000	$4,939,000

Expenses:
Cost of food and beverage sold	367,000	381,000	1,280,000	1,421,000
Labor and related costs	292,000	236,000	918,000	802,000
Entertainers	61,000	56,000	164,000	160,000
Other food and beverage direct costs	48,000	52,000	173,000	190,000
Other operating costs	89,000	85,000	244,000	230,000
Repairs and maintenance	53,000	47,000	175,000	154,000
Insurance	78,000	97,000	250,000	189,000
Management fees	52,000	82,000	284,000	244,000
Utilities	53,000	47,000	147,000	151,000
Rent (as allocated)	143,000	143,000	486,000	503,000
Total Expenses	1,236,000	1,227,000	4,121,000	4,044,000

Income before depreciation and minority interest	$98,000	$126,000	$641,000	$895,000

(11)

Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

The following table summarizes the amounts on the table above as a percentage of sales:

All amounts as a percentage of sales	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Revenues:
Food and Beverage Sales	100%	100%	100%	100%

Expenses:
Cost of food and beverage sold	27%	28%	27%	29%
Labor and related costs	22%	18%	19%	16%
Entertainers	5%	4%	4%	3%
Other food and beverage direct costs	4%	4%	4%	4%
Other operating costs	7%	6%	5%	5%
Repairs and maintenance	4%	4%	4%	3%
Insurance	5%	7%	5%	4%
Management fees	4%	6%	6%	5%
Utilities	4%	3%	3%	3%
Rent (as allocated)	11%	11%	10%	10%
Total Expenses	93%	91%	87%	82%

Income before depreciation and minority interest	7%	9%	13%	18%

Restaurant sales for the three and nine months ended September 30, 2007 as compared with the comparable periods in 2006 were down by 1% and 4%, respectively.  This was partly the result of poor weather conditions during weekends in 2007 as compared with 2006 and also as a result of a decrease in overall local tourism activity in 2007, as compared with 2006.  Cost of sales improved over last year primarily due to decreased cost of beverages due to less beer spoilage.  Insurance expense increased in 2007 by almost 50% over 2006 as a result of general insurance premium increases being experienced in South Florida. However, insurance renewal quotes in August 2007 improved over last year.

Effective April 1, 2007, the Company amended the restaurant management contract that was entered into when the property was purchased in 2004, and took over management of the restaurant.  The amendment provided for a one-time payment of $100,000 to the former manager for termination of the management services portion of the contract.  The former manager continues to perform accounting and certain administrative services and is paid $15,000 per month. The increase in labor costs (restaurant management) is the result of the Company taking over the restaurant operations.

(12)

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Marina operations:
Summarized and combined statements of income before depreciation and minority interest for marina operations:
(The Company owns 50% of the Monty’s marina and 95% of the Grove Isle marina)
	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Marina Revenues:
Monty's dockage fees and related income	$290,000	$296,000	$938,000	$916,000
Grove Isle marina slip owners dues and dockage fees	119,000	115,000	354,000	339,000
Total marina revenues	409,000	411,000	1,292,000	1,255,000

Marina Expenses:
Labor and related costs	50,000	54,000	167,000	166,000
Insurance	50,000	42,000	150,000	127,000
Management fees	19,000	15,000	54,000	43,000
Utilities	15,000	51,000	49,000	130,000
Rent and bay bottom lease expense	56,000	57,000	178,000	174,000
Repairs and maintenance	45,000	30,000	124,000	94,000
Other	10,000	16,000	69,000	64,000
Total marina expenses	245,000	266,000	791,000	798,000

Income before depreciation and minority interest	$164,000	$146,000	$500,000	$457,000

Marina revenues for the three and nine months ended September 30, 2007 were substantially consistent with same periods in 2006. Marina expense for the three months ended September 30, 2007 as compared with 2006 decreased by $21,000 (8%) primarily due to increased electrical pass through charges to marina tenants in 2007 versus 2006.

Spa operations:
Below are summarized statements of (loss) income before interest, depreciation and minority interest for Grove Isle spa operations for the three and nine months ended September 30, 2007 and 2006.  The Company owns 50% of the Grove Isle Spa with the other 50% owned by an affiliate of the Noble House Resorts, the tenant of the Grove Isle Resort:
Summarized statement of income of spa operations	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Revenues:
Services provided	$143,000	$143,000	$496,000	$425,000
Membership and other	13,000	13,000	40,000	40,000
Total spa revenues	156,000	156,000	536,000	465,000
Expenses:
Cost of sales (commissions and other)	38,000	53,000	141,000	147,000
Salaries, wages and related	66,000	46,000	208,000	135,000
Other operating expenses	81,000	42,000	203,000	142,000
Management and administrative fees	9,000	5,000	34,000	26,000
Pre-opening and start up costs	-	-	-	20,000
Other non-operating expenses	20,000	8,000	47,000	29,000
Total Expenses	214,000	154,000	633,000	499,000

(Loss) income before interest, depreciation and minority interest	$(58,000)	$2,000	$(97,000)	$(34,000)
(13)

Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Spa revenues for the nine months ended September 30, 2007 as compared with the same period in 2006 increased by $71,000 (15%).  In order to better serve its customers, in 2007 the spa hired a new Spa director and began utilizing full-time employees to provide spa services versus on-call contractors previously used. Increased Spa operating costs are primarily attributable to increased promotional (gratis) treatments, placement fee for the hiring of the new director and various repairs and maintenance expenses.

Net gain from investments in marketable securities:
Net gain from investments in marketable securities for the three and nine months ended September 30, 2007 was approximately $118,000 and $369,000, respectively.  This is as compared with net gain from investments in marketable securities of approximately $145,000 and $170,000 for the three and nine months ended September 30, 2006, respectively. For further details refer to Note 5 to Condensed Consolidated Financial Statements.

Net income from other investments:
Net income from other investments for the three and nine months ended September 30, 2007 was approximately $24,000 and $766,000, respectively, as compared with net income of approximately $85,000 and $395,000, respectively for the same periods in 2006. For further details refer to Note 6 to Condensed Consolidated Financial Statements.

Interest, dividend and other income:
Interest and dividend income for the three and nine months ended September 30, 2007 was approximately $124,000 and $369,000, respectively, as compared with approximately $120,000 and $440,000, respectively, for the same periods in 2006. The decrease in the nine month periods was primarily due to non-recurring leasing commissions received in June 2006 of approximately $67,000 which were recorded as other income.

EXPENSES
Expenses for rental and other properties for the three and nine months ended September 30, 2007 increased by approximately $58,000 (39%) and $81,000 (20%), respectively, as compared with the three and nine months ended September 30, 2006.  The increase in the three month comparable periods was primarily due to increased repairs and maintenance and ground rent expense of the Monty’s retail office space.  For the nine month comparable periods the increase was also attributable to higher insurance costs of the Monty’s property.

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

Depreciation and amortization expense for the three and nine months ended September 30, 2007 increased by approximately $23,000 (8%) and $139,000 (16%), respectively, primarily due to the substantial completion of improvements and purchases of fixed assets related to the Monty’s property in 2007.

(14)

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

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES
The Company's material commitments in 2007 primarily consist of maturities of debt obligations of approximately $3.8 million and commitments to fund private capital investments of approximately $1.7 million due upon demand.  The funds necessary to meet these obligations are expected to be available from the proceeds of sales of properties or investments, refinancing, distributions from investments and available cash. The majority of maturing debt obligations for 2007 is a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of approximately $3.7 million.  This amount is due on demand.  The obligation due to TGIF will be paid with funds available from distributions from the Company’s investment in TGIF and from available cash.

MATERIAL COMPONENTS OF CASH FLOWS
For the nine months ended September 30, 2007, net cash provided by operating activities was approximately $1.7 million.  Included in this amount are proceeds and redemptions of marketable securities of approximately $3.4 million partially offset by increased investments in marketable securities of approximately $1.3 million.

For the nine months ended September 30, 2007, net cash provided by investing activities was approximately $173,000. This consisted primarily of approximately $1.2 million in collections of mortgage loans and notes receivable and cash distributions from other investments of approximately $1 million.  These sources of funds were partially offset by contributions to other investments of $1.1 million, improvements of commercial properties (primarily the Monty’s property) of approximately $701,000 and increased investments in mortgaged loans and notes receivable of $211,000.

For the nine months ended September 30, 2007, net cash used in financing activities was approximately $304,000. This consisted of $784,000 of repayments of mortgages and notes payable partially offset by contributions from minority partners of $480,000.

(15)

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
Item 1. Legal Proceedings: None.

Item 2. Changes in Securities and Small Business Issuers Purchase of Equity Securities: None.

Item 3. Defaults Upon Senior Securities: None.

Item 4. Submission of Matters to a Vote of Security Holders:

At the Company’s annual meeting, held on August 16, 2007, the shareholders approved the renewal and amendment of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2008 and expiring December 31, 2008, and reelected the Company's Board of Directors by the following votes:

	Number of votes
	For	Against/Withheld
Directors:
Walter G. Arader	970,318	23,535
Harvey Comita	970,318	23,535
Lawrence Rothstein	975,618	18,235
Maurice Wiener	975,618	18,235
Clinton A. Stuntebeck	975,618	18,235

Renewal and Amendment of Advisory Agreement	639,130	86,898

The number of votes for the renewal and amendment of the Advisory Agreement represents a majority of the votes cast at the meeting.

Item 5. Other Information: None

Item 6.Exhibits and Reports on Form 8-K:

(a)  Certifications pursuant to 18 USC Section 1350-Sarbanes-Oxley Act of 2002. Filed herewith.
        (b)  Reports on Form 8-K filed for the quarter ended September 30, 2007:  None.

(16)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMG/COURTLAND PROPERTIES, INC.

Dated: November 8, 2007	/s/ Lawrence Rothstein
President, Treasurer and Secretary
Principal Financial Officer

Dated: November 8, 2007	/s/Carlos Camarotti
Vice President- Finance and Controller
Principal Accounting Officer

 (17)