Form 10KSB
period 2007-12-31
HMG COURTLAND PROPERTIES INC
filed 2008-03-14
CIK 311817

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

[X] Annual Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended   December 31, 2007

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

The issuer’s revenues for its most recent fiscal year were $10,343,862

The aggregate market value of the voting stock held by non-affiliates of the Registrant (excludes shares of voting stock held by directors, executive officers and beneficial owners of more than 10% of the Registrant’s voting stock; however, this does not constitute an admission that any such holder is an "affiliate" for any purpose) based on the closing price of the stock as traded on the American Stock Exchange on March 7, 2008 was $3,174,525. The number of shares outstanding of the issuer’s common stock, $1 par value as of the latest practicable date: 1,023,955 shares of common stock, $1 par value, as of March 7, 2008.

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

The Company’s principal commercial properties consist of (1) a luxury resort with a 50-room hotel, restaurant/banquet facilities, spa, marina and tennis courts (“Grove Isle”), (2) a 50% interest in a restaurant, marina and office/retail mall facility (“Monty’s”) and (3) its 5,000 square foot corporate office building.  All of these properties are located in the Coconut Grove section of Miami, Florida.  The Grove Isle resort is operated by Noble House Resorts, Inc. (“NHR”) which is a national operator of hotels and resorts.  The Monty’s facility is subject to a ground lease, as amended, with the City of Miami, Florida which expires in 2035.

Over 70% of the Company’s rental and related revenue for each of the years ended December 31, 2007 and 2006 was from the Company’s tenant at Grove Isle which operates substantially all aspects of that facility.  The Company’s food and beverage revenue for the years ended December 31, 2007 and 2006 was from the raw bar restaurant at Monty’s.  Over 70% marina and related revenues were generated from the Monty’s facility, with the other approximate 30% coming from the Grove Isle facility.  The Company’s spa revenue is generated from its 50% owned spa located at Grove Isle which commenced operations in the first quarter of 2005.

The Company also owns two properties held for development, consisting of a 70% interest in a 13,000 square foot commercial building in Montpelier, Vermont, and approximately 50 acres of vacant land held for development in Hopkinton, Rhode Island.

The Company’s other investments consist of equity interests in various privately held entities, primarily limited partnerships, whose purpose is to invest venture capital funds in growth-oriented enterprises which may include investments in commercial real estate. Of the total amount committed in these other investments, approximately 30% (based on carrying values) is in real estate related investments and the remaining investments are in varied private entities which invest in diversified growth-oriented enterprises. Some of these investments give rise to exposure resulting from the volatility in capital markets.  The Company mitigates its risks by diversifying its investment portfolio. Information with respect to the amounts and types of other investments including the nature of the declines in value is set forth in Note 5 of the Notes to Consolidated Financial Statements.

The Company invests in income producing instruments, including equity and debt securities issued primarily by large capital companies or government agencies with readily determinable fair values in varying industries, including real estate investment trusts and mutual funds focusing in commercial real estate activities.  Substantially all of the Company’s marketable securities investments are in companies listed on major national stock markets, however the overall investment portfolio and some of the Company’s investment strategies could be viewed as risky and the market values of the portfolio may be subject to fluctuations. Consistent with the Company's overall investment objectives and activities, management classifies all marketable securities as being held in a trading portfolio.  Accordingly, all unrealized gains and losses on the Company's investments in marketable securities are recorded in the consolidated statements of comprehensive income. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Information regarding the amounts and types of investments in marketable securities is set forth in Note 4 of the Notes to Consolidated Financial Statements.

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

Investment in affiliate.
The Company’s investment in affiliate consists of a 49% equity interest in T.G. I.F. Texas, Inc. (TGIF).  T.G.I.F. is a Texas Corporation, which owns one net leased property in Louisiana and holds promissory notes receivable from its shareholders, CII and Maurice Wiener, the Chairman of the Company.  This investment’s carrying value as of December 31, 2007 and 2006 was approximately $3.1 and $3.2 million and the Company has a note payable to TGIF of approximately $3.7 million which is due on demand. Reference is made to Item 6. Liquidity,

Capital Expenditure Requirements and Capital Resources.

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

Employees.
The Company’s officers and other corporate employees are not compensated for their services as such in accordance with its Advisory Agreement (the “Agreement”) with the HMG Advisory Corp. (“the Adviser”), as described below under “Terms of the Agreement”.  Reference is also made to Item 12. Certain Relationships and Related Transactions. There is one employee at a wholly-owned subsidiary of CII which performs services in real estate leasing for which the Company receives commissions.  The Company has no other employees except as described below relating to the operation of the Monty’s restaurant.

Effective April 1, 2007 the Company’s 50% subsidiary Bayshore Rawbar, LLC (BSRB) assumed operations of the Monty’s restaurant from the previous management company (RMI).  Essentially all employees previously employed by RMI on April 1st were hired by the Company. A review of all employee files was made to ensure that all employees had the proper employment documentation.  As of December 31, 2007 BSRB had approximately 96 full time hourly employees and 2 salaried employees including the general manager. Reference is made to discussion of restaurant, marina and mall in Item 2. Description of Property.

Our  restaurant operation  is  subject to federal and state laws  governing such  matters  as  wages,  working  conditions,   citizenship  requirements  and overtime.  Some states, including Florida, have set minimum wage requirements higher than the federal level.  Significant  numbers of hourly  personnel at our restaurants  are  paid  at  rates  related  to the  Florida  minimum  wage  and, accordingly,  increases in the minimum wage will  increase  labor costs.  We are also subject to the Americans With  Disability Act of 1990 (ADA),  which,  among other  things,  may  require  certain  renovations  to our  restaurants  to meet federally  mandated  requirements.  The cost of any such renovations is not expected to materially affect us.

We are not aware of any statute, ordinance, rule or regulation under present consideration which would significantly limit or restrict our business as now conducted. None of our employees are represented by collective bargaining organizations. We consider our labor relations to be favorable.

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

On August 16, 2007, the shareholders approved the renewal and amendment of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2008, and expiring December 31, 2008.  The amendment to the Advisory Agreement increased the Advisor’s regular compensation to $85,000 per month, or $1,020,000 per year.  This is an increase of $10,000 per month, or $120,000 per year from the 2007 compensation.

The Adviser is majority owned by Mr. Wiener with the remaining shares owned by certain officers, including Mr. Rothstein.  The officers and directors of the Adviser are as follows: Maurice Wiener, Chairman of the Board and Chief Executive officer; Lawrence I. Rothstein, President, Treasurer, Secretary and Director; and Carlos Camarotti, Vice President - Finance and Assistant Secretary.

Advisory Fees.   For the years ended December 31, 2007 and 2006, the Company and its subsidiaries incurred Adviser fees of approximately $989,000 and $965,000, respectively, of which $900,000 represented regular compensation and approximately $89,000 and $65,000 represented incentive compensation for 2007 and 2006, respectively. The Adviser is also the manager for certain of the Company's affiliates and received management fees of approximately $41,000 and $33,000 in 2007 and 2006, respectively for such services. Included in fees for 2007 and 2006 was $25,000 of management fees earned relating to management of the Monty’s restaurant operations.

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

In November 1996 Grove Isle was leased to Westgroup Grove Isle Associates, Ltd., or “Westgroup”, an affiliate of Noble House Resorts, Inc. (“NHR”) which is a national operator of hotels and resorts.  Westgroup operates all aspects of the facility, except for the marina which is operated by a subsidiary of the Company. The original terms of the lease called for base rent of $918,400 plus participation rent consisting of a portion of Westgroup’s operating surplus.  Participation rent when and if due is payable at end of each lease year. There has been no participation rent since the inception of the lease.  A 1999 lease amendment increased base rent commencing January 1, 2002 in accordance with changes in the Consumer Price Index (“CPI”).  Base rent for 2007 was approximately $1,105,000, increasing to $1,137,000 in 2008.  Participation rent when and if earned will be reduced by the amount by which base rent increases solely as a result of CPI increases for the lease year.

In September 2004 the Company entered into an agreement with Noble House Associates, LLC (“NHA”), an affiliate of the Westgroup, for the purpose of developing and operating on the Grove Isle property, a commercial project consisting of a first class spa, together with related improvements and amenities (the “Grove Isle Spa”).  A subsidiary of the Company, CII Spa,

LLC (“CIISPA”) and NHA formed a Delaware limited liability company, Grove Spa, LLC (“GS”) which is owned 50% by CIISPA and 50% by NHA.  Grove Isle Spa was developed by GS at a cost of approximately $2.7 million.  The Grove Isle spa began operations in the first quarter of 2005. The spa, which operates under the name “Spa Terre at the Grove”, offers a variety of body treatments, salon services, facial care and massage therapies.

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

Grove Isle is encumbered by a mortgage note payable with an outstanding balance of approximately $3.9 million and $4.1 million as of December 31, 2007 and 2006, respectively.  This loan calls for monthly principal payments of $10,000 with all outstanding principal and interest due at maturity on September 29, 2010.  Interest on outstanding principal is due monthly at an annual rate of 2.5% plus the one-month LIBOR Rate. In December 2004, this loan was modified to include an increase in the loan balance outstanding of $1 million.  This additional borrowed amount (less loan costs) was loaned to GS to partially fund the construction of the Spa Property.

In 1997 and in conjunction with the original lease, the Company advanced $500,000 to the principal owner of Noble House Resorts, Inc. and received an unsecured promissory note bearing interest at 8% per annum with interest payments due quarterly beginning on July 1, 1997 with all principal due at maturity on January 31, 2008, as amended in 2007. All interest payments due have been received.  On January 31, 2008 all outstanding principal and interest was paid to the Company.

As of December 31, 2007, 6 of the 85 yacht slips at the facility are owned by the Company and the other 79 are owned by unrelated individuals or their entities. The Company operates and maintains all aspects of the Grove Isle marina for an annual management fee from the slip owners to cover operational expenses. In addition the Company rents the unsold slips to boat owners on a short term basis.

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

The Monty’s property consists of a two story building with approximately 40,000 rentable square feet and approximately 3.7 acres of submerged land with a 132-boat slip marina. It includes a 16,000 square foot indoor-outdoor raw bar restaurant known as Monty’s Raw Bar and 24,000 square feet of office/retail space of which approximately 18,000 are presently leased to tenants operating boating and marina related businesses.  Monty’s Raw Bar has operated in the same location since 1967 and is an established culinary landmark in South Florida.  It is a casual restaurant and bar located next to the picturesque Monty’s marina.

Total cost of improvements to the Monty’s property since its acquisition in 2004 is approximately $5.6 million as of December 31, 2007. There remains approximately 4,000 square feet of potential net leased retail space.

The Monty’s property is subject to a ground lease with the City of Miami, Florida expiring in 2035.  Under the lease, Landing pays percentage rent ranging from 5% to 15% of gross revenues from various components of the property.

The Monty’s property is encumbered by a loan mortgage payable to a bank with an outstanding principal balance of $12.4 million as of December 31, 2007.  This loan is part of a $13.275 million acquisition and construction loan obtained in 2004 as part of the acquisition of the property.  In 2005, the terms of the loan were modified to extend the period of interest only payments through April 2006.  This extension was granted to allow for the completion of all construction at the property.  Beginning in May 2006 and upon conversion to permanent terms, the loan is repayable in equal monthly principal payments necessary to fully amortize the principal amount over the remaining twenty years of the loan, plus accrued interest.  In conjunction with this loan Bayshore entered into an interest rate swap agreement to manage their exposure to interest rate fluctuation through the entire term of the mortgage.  The effect of the swap agreement is to provide a fixed interest rate of 7.57%.

Through March 31, 2007 the operations of the Monty’s restaurant were managed by RMI, Inc. (the “RMI”) whose principal and related entities have managed the restaurant for the last 16 years.  Effective April 1, 2007 the Company’s 50% owned subsidiary, Bayshore Rawbar, LLC (“BSRB”) took over the operations and hired a restaurant general manager.  Essentially all employees of RMI as of March 31, 2007 were hired by BSRB and there was no disruption in operations. Under an amended management agreement BSRB retained RMI to perform accounting related administrative functions only. Beginning January 1, 2008 and under the amended management agreement with RMI, BSRB will pay RMI $9,500 per month for accounting and related service for one year ending December 31, 2008.  The amended management agreement is renewable on annual basis. For each of the years ended December 31, 2007 and 2006, RMI received $300,000 of management fees.

In July 2004 the Company loaned $1 million to Monty’s Key West, LLC, an entity which operated a Monty’s restaurant in Key West, Florida and was principally owned by an affiliate of RMI.  The Company also owned a 10% equity interest in this restaurant.  In February 2007 the Key West restaurant was sold and the Company was repaid the $1 million loan plus accrued and unpaid interest of approximately $26,000.  As a result of this sale the Company has written off its equity investment and recognized (as originally reported) a loss of $500,000 as of December 31, 2006.

As previously reported on Form 8-K dated February 12, 2008, and in response to a comment given to the Company by the staff of the Securities and Exchange Commission (“SEC”) concerning certain disclosures in our Form 10-KSB for the fiscal year ended December 31, 2006, the Company‘s management has determined to revise the accounting for the Company’s investment in its former restaurant in Key West, Florida, using the equity method in accordance with EITF Topic D-46.  A cumulative error of $117,000 is related to the Company’s investment from its inception of the investment in 1999 through December 31, 2005. The error was the result of unavailable financial information and an incorrect application of the equity method under the applicable EITF accounting standard. As a result of the error described above, the Company has restated its consolidated financial statements for the year ended December 31, 2006, included herein.

 The correction of the error has been reported as a cumulative effect adjustment in the amount of $117,000, as an adjustment to the opening balance of retained earnings for 2006.  Also, net loss for 2006 decreased by $117,000 as a result of the restatement, and loss per share decreased by $.11 in 2006.

Land held for development (Vermont and Rhode Island).

The Company owns approximately 50 acres of vacant land held for development located in Hopkinton, Rhode Island.   There are no current plans for development of this land.

The Company also owns a 70% interest in a vacant building located in Montpelier, Vermont which is being held for development.  Current plans are in place for development of this land with improvements expected in 2008.

In August 2006 the Company sold its remaining 4 acres of undeveloped land in Houston, Texas for approximately $922,000 and recognized a net gain on the sale of $257,000.

Executive offices (Coconut Grove, Florida).  The principal executive offices of the Company and the Adviser are located at 1870 South Bayshore Drive, Coconut Grove, Florida, 33133, in premises owned by the Company and leased to the Adviser pursuant to a lease agreement dated December 1, 1999 (as renewed in 2004). The lease provides for base rent of $48,000 per year payable in equal monthly installments during the five year term of the lease.  The Adviser, as tenant, pays utilities, certain maintenance and security expenses relating to the leased premises. This property was encumbered by a mortgage loan due to a bank of approximately $292,000 which was repaid in September 2007.

The Company regularly evaluates potential real estate acquisitions for future investment or development and would utilize funds currently available or from other resources to implement its strategy.

Item 3. Legal Proceedings
None.

Item 4.  Submission of Matters to a Vote of Security Holders.

At the Company’s annual meeting, held on August 16, 2007, the shareholders approved the renewal and amendment of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2008 and expiring December 31, 2008 (Reference is made to Item 1. Business), and reelected the Company's Board of Directors by the following votes:

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

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

Part II.

Item 5.  Market Price for Common Equity and Related Stockholder Matters and Purchases of Equity Securities.

The high and low per share closing sales prices of the Company's stock on the American Stock Exchange (ticker symbol: HMG) for each quarter during the past two years were as follows:

	High	Low
March 31, 2007	$13.94	$12.09
June 30, 2007	$13.11	$12.47
September 30, 2007	$13.20	$11.06
December 31, 2007	$12.40	$10.20

March 31, 2006	$10.80	$9.17
June 30, 2006	$10.15	$9.17
September 30, 2006	$12.59	$9.00
December 31, 2006	$14.20	$12.50

No dividends were declared or paid during 2007 and 2006. The Company's policy has been to pay dividends as are necessary for it to qualify for taxation as a REIT under the Internal Revenue Code.

As of March 7, 2008, there were 430 holders of record of the Company's common stock.

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

Other Investments.  The Company’s other investments consist primarily of nominal equity interests in various privately-held entities, including limited partnerships whose purpose is to invest venture capital funds in growth-oriented enterprises.  The Company does not have significant influence over any investee and the Company’s investment represents less than 3% of the investee’s ownership. None of these investments meet the criteria of accounting under the equity method and are carried at cost less distributions and other than temporary unrealized losses. These investments do not have available quoted market prices, so we must rely on valuations and related reports and information provided to us by those entities. These valuations are by their nature subject to estimates which could change significantly from period to period. The Company regularly reviews the underlying assets in its other investment portfolio for events, including but not limited to bankruptcies, closures and declines in estimated fair value, that may indicate the investment has suffered an other-than-temporary decline in value.  When a decline is deemed other-than-temporary, we permanently reduce the cost basis component of the investments. As such, any recoveries in the value of the investments will not be recognized until the investments are sold.

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

Results of Operations:
For the years ended December 31, 2007 and 2006 (as restated), the Company reported a net loss of approximately $443,000 (or $.43 per share) and $544,000 (or $.53 per share), respectively.

Revenues:
Effective for the year ended December 31, 2007 the Company has reported net gain from investments in marketable securities, net income from other investments and interest, dividends and other income as other income instead of revenues as previously reported.  The 2006 income statement has also been reclassified in the same manner.

Total revenues for the year ended December 31, 2007 as compared with that of 2006 increased by approximately $282,000 (or 3%).  This increase was due to increased real estate rentals and increase revenues from spa operations.

Real estate and related revenue:
Real estate rentals and related revenue increased by approximately $140,000 (or 10%) for the year ended December 31, 2007 as compared with 2006.  This increase was the result of increased rental income from Grove Isle of approximately $85,000 due to increases in base rent from inflation adjustment as provided in the lease and approximately $54,000 in increase rental income from the Monty’s office/retail space.  As of December 31, 2007 approximately 18,000 square feet of office/retail space is leased and expected to generate approximately $411,000 total rent and related revenue on annualized basis.

Monty’s restaurant operations:
Summarized statement of income of the Monty’s restaurant operations for the years ended December 31, 2007 and 2006 is presented below (Note: the information below represents 100% of the restaurant operations while the Company’s ownership percentage in these operations is 50%):

Summarized statement of income of Monty’s restaurant	Year ended December 31, 2007	Percentage of sales	Year ended December 31, 2006	Percentage of sales
Revenues:
Food and Beverage Sales	$6,344,000	100%	$6,369,000	100%
Expenses:
Cost of food and beverage sold	1,720,000	27.1%	1,810,000	28.4%
Labor, entertainment and related costs	1,451,000	22.9%	1,303,000	20.1%
Other food and beverage related costs	246,000	3.9%	249,000	3.9%
Other operating costs	555,000	8.7%	521,000	8.2%
Insurance	332,000	5.2%	276,000	4.3%
Management fees	325,000	5.1%	325,000	5.1%
Utilities	209,000	3.3%	212,000	3.3%
Rent (as allocated)	651,000	10.3%	655,000	10.3%
Total Expenses	5,489,000	86.5%	5,351,000	84.0%

Income before loss on disposal of assets, depreciation and minority interest	$855,000	13.5%	$1,018,000	16.0%

The Monty’s restaurant is subject to seasonal fluctuations in sales.  January through May sales typically account for over 50% of annual sales.

Sales in 2007 were consistent with 2006.

Expenses were slightly higher in 2007 primarily due to increase labor costs due to the change in management of the restaurant which resulted in the hiring of a general manager and more assistant managers. Also, insurance cost increased approximately $56,000 over that of 2006 as a result of increased renewal premiums.

Grove Isle and Monty’s marina operations:
The Grove Isle marina operates for the benefit of the slip owners and maintains all aspects of the marina in exchange for an annual maintenance fee from the slip owners to cover operational expenses. As of December 31, 2007 and 2006, 79 of the 85 slips were owned by unrelated individuals or entities, the remaining 6 slips are owned by the Company.  The Company rents the unsold slips to boat owners on a short term basis.

The Monty’s marina consists of 132 boat slips of which approximately 30 slips are leased on a long term basis (more than one year) to tenants of the upland property, and the others are available for rent to the public.

Total marina revenues increased by approximately $47,000 (or 3%) for the year ended December 31, 2007 as compared with 2006 primarily as a result of increase dockage rates. The decrease in utilities expense was the result of a new policy (since August 2006) which requires all marina tenants to reimburse the Company for electrical usage.

Summarized and combined statements of income from marina operations:
(The Company owns 50% of the Monty’s marina and 95% of the Grove Isle marina)

	Grove Isle Marina	Monty’s Marina	Combined marina operations	Combined marina operations
Summarized statement of income of marina operations	Year ended December 31, 2007	Year ended December 31, 2007	Year ended December 31, 2007	Year ended December 31, 2006
Revenues:
Dockage fees and related income	$92,000	$1,244,000	$1,336,000	$1,317,000
Grove Isle marina slip owners dues	383,000	-	383,000	354,000
Total marina revenues	475,000	1,244,000	1,719,000	1,671,000
Expenses:
Labor and related costs	232,000	-	232,000	226,000
Insurance	68,000	133,000	201,000	178,000
Management fees	36,000	37,000	73,000	63,000
Utilities	24,000	36,000	60,000	156,000
Bay bottom lease	37,000	200,000	237,000	232,000
Repairs and maintenance	86,000	68,000	154,000	125,000
Other	29,000	75,000	104,000	80,000
Total Expenses	512,000	549,000	1,061,000	1,060,000

Income before interest, depreciation and minority interest	($37,000)	$695,000	$658,000	$611,000

Grove Isle spa operations:
Spa revenues increased by $120,000 (or 19%), primarily in increased massage revenue. This was partially the result of more exposure to guests of the Grove Isle resort which has increased promotions of hotel accommodations offering spa packages.

Spa expenses increased by $167,000 (or 25%), primarily due to increased labor costs as a result of more full time staff on hand to improve service consistency and better serve customers.  Also, other operating costs increased as a result of increased contract services and increased advertising and promotional expenses.

Below is a summarized income statement for these operations for the year ended December 31, 2007 and 2006.  The Company owns 50% of the Grove Isle Spa with the other 50% owned by an affiliate of the Noble House Resorts, the tenant operator of the Grove Isle Resort.

Grove Isle Spa Summarized statement of income	For the year ended December 31, 2007	For the year ended December 31, 2006
Revenues:
Services provided	$688,000	$568,000
Membership and other	53,000	53,000
Total spa revenues	741,000	621,000
Expenses:
Cost of sales (commissions and other)	188,000	192,000
Salaries, wages and related	296,000	180,000
Other operating costs	259,000	196,000
Management and administrative fees	45,000	34,000
Pre-opening and start up costs	-	20,000
Other	44,000	43,000
Total Expenses	832,000	665,000

Loss before interest, depreciation, minority interest and income taxes	($91,000)	($44,000)

Expenses:
Total expenses for the year ended December 31, 2007 as compared to that of 2006 increased by approximately $74,000 (or less than 1%). Food and beverage costs are solely from the Monty’s restaurant operations.  Spa expenses are solely from the Grove Isle spa operations.  Marina expenses are from both the Monty’s and Grove Isle marinas. Summarized income statements and discussion of significant changes in expenses for each of these operations are presented above.

In 2006 upon substantial completion of renovations to the Monty’s property the Company recognized a non-recurring loss of $624,000 on the abandonment of certain fixed assets which were replaced during construction.

Operating expenses of rental and other properties for the year ended December 31, 2007 increased by approximately $119,000 (or 18%) as compared with that of 2006. This increase was primarily the result of increased insurance costs of the Monty’s property of approximately $54,000 and increased repairs and maintenance of the bridge to Grove Isle of approximately $70,000.

Depreciation and amortization expense increased by approximately $141,000 (or 12%) primarily due to the substantial completion of improvements at the Monty’s rental spaces and increased purchases of fixed assets and improvements at the Monty’s restaurant in 2007.

Interest expense decreased by approximately $77,000 (or 5%) for year ended December 31, 2007 as compared to 2006.  This was due to decreased interest expense from margin borrowings relating to the marketable securities portfolio of $50,000 and decreased interest paid on the Monty’s property loan as a result of principal reductions of $23,000.

Professional fees increased by approximately $28,000 (or 9%) for the year ended December 31, 2007 as compared to 2006.  This increase was primarily due to increased restaurant consulting  and legal fees.

Other Income:

Net gain from investments in marketable securities:
Net gain from investments in marketable securities, including marketable securities distributed by partnerships in which the Company owns minority positions, for the years ended December 31, 2007 and 2006, is as follows:

Description	2007	2006
Net realized gain from sales of marketable securities	$249,000	$223,000
Unrealized net (loss) gain in marketable securities	(135,000)	248,000
Total net gain from investments in marketable securities	$114,000	$471,000

Net realized gain from sales of marketable securities consisted of approximately $516,000 of gains net of $267,000 of losses for the year ended December 31, 2007.  The comparable amounts in fiscal year 2006 were gains of approximately $436,000 net of $213,000 of losses.

Approximately $140,000 and $64,000 of net realized gains in fiscal years 2007 and 2006, respectively, were recognized from the sale of stock distributions from the Company’s investments in privately held partnerships included in other investments.

Consistent with the Company’s overall current investment objectives and activities, the entire marketable securities portfolio is classified as trading (versus available for sale, as defined by generally accepted accounting principles).  Unrealized gains or losses from marketable securities are recorded as other income in the consolidated statements of comprehensive income.

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

Net gain from other investments is summarized below:
	2007	2006 (as restated)
Venture capital funds – diversified businesses (a)	$581,000	$404,000
Restaurant development & operation (b) (2006 restated)	(150,000)	(383,000)
Real estate and related (c)	(6,000)	148,000
Venture capital funds – technology & communications (d)	(125,000)	50,000
Income from investment in 49% owned affiliate (e)	107,000	91,000
Other (f)	320,000	6,000
Totals	$727,000	$316,000

(a)
In 2007 and 2006 amounts consist primarily of gains of approximately $438,000 and $226,000, respectively, on distributions from the Company’s investment in two limited partnerships which own interests in various diversified businesses, primarily in the manufacturing and production related sectors.  Also in 2007 and 2006 gains of approximately $143,000 and $178,000, respectively were recognized on distributions from a private capital fund that invests in equities, debt or debt like securities of distressed companies. The Company’s ownership percentage in all of these investments is less than 1% of the total ownership and in each case gains are only recognized after the total investment cost has been recovered.

(b)
In September 2007, the Company elected to write off $150,000 of its investment in a restaurant development and franchise entity which is being restructured and which, in the Company’s opinion, will result in an other-than-temporary decline in value.  The Company had invested $200,000 in this entity, representing approximately 1% of its equity. This franchise entity was restructured in a reverse merger in which the Company invested an additional $75,000 in December 2007.  In December 2006 the Company elected to write off its entire 10% equity interest in a restaurant located in Key West, Florida and recognized a loss of $383,000 (as restated – Reference is made to Form 8-K filed February 12, 2008) .  The restaurant was sold in February 2007 and proceeds from the sale were not sufficient for the Company to recover its investment.

(c)
In December 2007 the Company elected to write off a $200,000 investment in a real estate project located in Jacksonville, Florida as a result of declining market conditions relating to projects of this sort (i.e. 256 unit apartment community with highly leveraged financing).  The Company had made its initial investment in this project in February 2006 and its investment represented just 1.2% of the total project.  As an offset to this loss the Company received distributions from other real estate funds in excess of their carrying value and recognized gains of approximately $194,000.  The 2006 gain amount of $148,000 primarily consisted of gains on the distribution of proceeds from the Company’s investment in a real estate fund.

(d)
In December 2007 the Company elected to write down its investment in a technology partnership by $164,000 as a result of an other than temporary decline in value based on the general manager’s year end valuation of the partnerships investments. In January 2007 the Company received a final cash distribution of $48,000 from its investment in a technology partnership and recognized the amount as a gain.  The 2006 gain of $50,000 was also from a distribution from a technology partnership.

(e)
This gain represents income from the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. The increase from the prior year is primarily as a result of increased interest income.  In December 2007 T.G.I.F. Texas declared and paid a cash dividend of $.05 per share and the Company received approximately $140,000 which was recorded as reduction in the investment carrying value as required under the equity method of accounting for investments.

(f)
In April 2007, the Company received approximately $449,000 of cash and stock from an investment in a privately-held bank which was purchased by a publicly-held bank.  The Company realized a gain of approximately $299,000 on this transaction (included in table above under “Others”).

Net gain or loss from other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net earnings. However, the amount of investment gain or loss from other investments for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

Interest, dividend and other income decreased by approximately $67,000 or 11% primarily as a result of less interest received from notes and other receivables largely as a result of the paid off $1 million note receivable from Monty’s Key West in February 2007.

Gain on sales of properties, net
There were no sales of real estate for the year ended December 31, 2007.  Net gain on sales of real estate for the year ended December 31, 2006 consisted of the sale of the remaining undeveloped land in Houston, Texas in which the Company recognized a gain of $257,000 net of adviser's incentive fee of $28,000.

(Benefit from) provision for income taxes:
(Benefit from) provision for income taxes for the years ended December 31, 2007 and 2006 was ($157,000) and $12,000, respectively.

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amount and the tax basis of assets and liabilities at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. As a result of timing differences associated with the carrying value of other investments and depreciable assets and the future benefit of a net operating loss, as of December 31, 2007 and 2006, the Company has recorded a net deferred tax asset of $233,000 and $76,000, respectively.  A valuation allowance against deferred tax asset has not been established as management believes it is more likely than not, based on the Company’s previous history and expectation of future taxable income before expiration, that these assets will be realized.

Effect of Inflation.
Inflation affects the costs of operating and maintaining the Company's investments.  In addition, rentals under certain leases are based in part on the lessee's sales and tend to increase with inflation, and certain leases provide for periodic adjustments according to changes in predetermined price indices.

Liquidity, Capital Expenditure Requirements and Capital Resources. The Company's material commitments primarily consist of maturities of debt obligations of approximately $4.3 million in 2008 and contributions committed to other investments of approximately $1.8 million due upon demand.  The funds necessary to meet these obligations are expected from the proceeds from the sales of properties or investments, bank construction loan, refinancing of existing bank loans, distributions from investments and available cash.  Included in the maturing debt obligations for 2008 is a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) ( Reference is made to Item 12 Certain Relationships and Related Transactions) of approximately $3.7 million.  This amount is due on demand.  The obligation due to TGIF will be paid with funds available from distributions from its investment in TGIF and from available cash.

A summary of the Company’s contractual cash obligations at December 31, 2007 is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Mortgages and notes payable	$19,982,000	$4,345,000	$1,510,000	$1,723,000	$12,404,000
Other investments commitments (a)	1,760,000	1,760,000	--	--	--
Total	$21,742,000	$6,105,000	$1,510,000	$1,723,000	$12,404,000

(a)
The timing of amounts due under commitments for other investments is determined by the managing partners of the individual investments.  These amounts are reflected as due in less than one year although the actual funding may not be required until some time in the future.

Material Changes in Operating, Investing and Financing Cash Flows.
The Company’s cash flows are generated primarily from its real estate activities, sales of investment securities, distributions from other investments and borrowings.  For the year ended December 31, 2007 the Company’s net cash from operating activities was approximately $1,012,000.  This included increase in other assets and other receivables of $346,000 and a net loss of $443,000. The Company believes that there will be sufficient cash flows in the next year to meet its operating requirements.

For the year ended December 31, 2007, the net cash provided by investing activities was approximately $1.57 million.  This included cash provided from collections of note and other receivables of $1.2 million and distributions from other investments of $1.4 million and proceeds from the sales and redemptions of marketable securities of $3.6 million.  These sources of cash were partially offset by contributions to other investments of $1.3 million, purchases of marketable securities of $2.5 million and improvements of properties of $766,000.

For the year ended December 31, 2007, net cash used in financing activities was approximately $370,000.  This consisted of $950,000 of repayment of mortgages and notes payable less contributions from minority partners of $580,000.

Item 7.  Consolidated Financial Statements

Report of Registered Public Accounting Firm	24

Consolidated balance sheets as of December 31, 2007 and 2006	25

Consolidated statements of comprehensive income for the
years ended December 31, 2007 and 2006	26

Consolidated statements of changes in stockholders' equity
for the years ended December 31, 2007 and 2006	27

Consolidated statements of cash flows for the
years ended December 31, 2007 and 2006	28

Notes to consolidated financial statements	29

Berenfeld Spritzer Shechter & Sheer LLP; Certified Public Accountants and Advisors
401 East Las Olas Boulevard, Suite 1090
Ft. Lauderdale, Florida  33301
Telephone (954) 728-3740 Fax (954) 728-3798

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of HMG/Courtland Properties, Inc. and Subsidiaries

We have audited the accompanying consolidated balances sheets of HMG/Courtland Properties, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the years in the two year period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HMG/Courtland Properties, Inc. and Subsidiaries at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, errors in the accounting for one of the Company’s equity investments as of December 31, 2006 and 2005 were discovered by management of the Company during the current year. Accordingly, the 2006 financial statements have been restated to correct the errors.

/s/ Berenfeld Spritzer Shechter & Sheer

Berenfeld Spritzer Shechter & Sheer LLP; Certified Public Accountants and Advisors
March 7, 2008
Ft. Lauderdale, Florida

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2007 AND 2006
		December 31,
	December 31, 2007	2006 (as restated)
ASSETS
Investment properties, net of accumulated depreciation:
Commercial properties	$7,604,490	$7,385,857
Commercial properties- construction in progress	320,617	239,166
Hotel, club and spa facility	4,885,328	5,433,500
Marina properties	2,793,155	3,044,878
Land held for development	27,689	27,689
Total investment properties, net	15,631,279	16,131,090

Cash and cash equivalents	2,599,734	2,412,871
Investments in marketable securities	4,818,330	5,556,121
Other investments	4,623,801	4,293,662
Investment in affiliate	3,132,117	3,165,235
Loans, notes and other receivables	1,218,559	1,910,555
Notes and advances due from related parties	700,238	736,909
Deferred taxes	233,000	76,000
Goodwill	7,728,627	7,728,627
Other assets	727,534	718,935
TOTAL ASSETS	$41,413,219	$42,730,005

LIABILITIES
Mortgages and notes payable	$19,981,734	$20,931,301
Accounts payable, accrued expenses and other liabilities	1,613,734	1,704,182
Interest rate swap contract payable	525,000	45,000
TOTAL LIABILITIES	22,120,468	22,680,483

Minority interests	3,052,540	3,126,715

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; 2,000,000 shares
authorized; none issued	-	-
Excess common stock, $1 par value;500,000 shares authorized;
none issued	-	-
Common stock, $1 par value; 1,500,000 shares authorized and
1,317,535 shares issued as of December 31, 2007 & 2006	1,317,535	1,317,535
Additional paid-in capital	26,585,595	26,585,595
Undistributed gains from sales of properties, net of losses	41,572,120	41,572,120
Undistributed losses from operations	(50,406,705)	(49,964,109)
Accumulated other comprehensive loss	(262,500)	(22,500)
	18,806,045	19,488,641
Less: Treasury stock, at cost (293,580 shares as of
December 31, 2007 & 2006, respectively)	(2,565,834)	(2,565,834)
TOTAL STOCKHOLDERS' EQUITY	16,240,211	16,922,807

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,413,219	$42,730,005

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 (as restated)

REVENUES	2007	2006 (as restated)
Real estate rentals and related revenue	$1,539,906	$1,400,057
Food & beverage sales	6,344,133	6,369,018
Marina revenues	1,718,933	1,671,523
Spa revenues	740,890	621,378
Total revenues	10,343,862	10,061,976

EXPENSES
Operating expenses:
Rental and other properties	763,839	644,617
Loss on abandonment of fixed assets	-	623,829
Food and beverage cost of sales	1,719,911	1,810,560
Food and beverage labor and related costs	1,451,142	1,302,885
Food and beverage other operating costs	2,301,804	2,235,302
Marina expenses	1,061,494	1,060,343
Spa expenses	831,765	664,468
Depreciation and amortization	1,298,047	1,156,845
Adviser's base fee	900,000	900,000
General and administrative	346,884	327,323
Professional fees and expenses	329,880	301,970
Directors' fees and expenses	99,160	78,450
Total operating expenses	11,103,926	11,106,592

Interest expense	1,594,246	1,671,340
Minority partners' interests in operating loss of
consolidated entities	(371,930)	(531,467)
Total expenses	12,326,242	12,246,465

Loss before other income, gain on sales of properties and income taxes	(1,982,380)	(2,184,489)

Net gain from investments in marketable securities	113,993	471,484
Net income from other investments	727,461	316,078
Interest, dividend and other income	541,330	608,180
Total other income	1,382,784	1,395,742

Loss before gain on sales of properties and income taxes	(599,596)	(788,747)

Gain on sales of properties, net	-	257,064
Loss before income taxes	(599,596)	(531,683)

(Benefit from) provision for income taxes	(157,000)	12,000
Net loss	$(442,596)	$(543,683)

Other comprehensive income:
Unrealized (loss) gain on interest rate swap agreement	$(240,000)	$110,500
Total other comprehensive income	(240,000)	110,500

Comprehensive loss	$(682,596)	$(433,183)

Basic and diluted Net Loss per Common Share	$(0.43)	$(0.53)

Weighted average common shares outstanding basic and diluted	1,023,955	1,030,409

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common Stock		Additional Paid-In	Undistributed Gains from Sales of Properties Net	Undistributed Losses from	Comprehensive	Accumulated Other Compre-hensive	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	of Losses	Operations	Income (loss)	Income (loss)	Shares	Cost	Equity

Balance as of January 1, 2006 (as previously reported)	1,317,535	$1,317,535	$26,585,595	$41,315,056	($49,046,362)		($133,000)	244,500	($1,878,714)	$18,160,110

Cumulative Effect of restatement on prior years					(117,000)					(117,000)

Balance as of January 1, 2006 (as restated)	1,317,535	1,317,535	26,585,595	41,315,056	(49,163,362)		(133,000)	244,500	(1,878,714)	18,043,110

Net income (loss) (as restated)				257,064	(800,747)	(543,683)				(543,683)
Other comprehensive income:
Unrealized gain (loss) on interest rate swap contract						110,500	110,500			110,500
Comprehensive income (loss)						(433,183)

Purchased 49,080 shares of treasury stock at $14 per share								49,080	(687,120)	(687,120)

Balance as of December 31, 2006	1,317,535	1,317,535	26,585,595	41,572,120	(49,964,109)		(22,500)	293,580	(2,565,834)	16,922,807

Net loss					(442,596)	(442,596)				(442,596)
Other comprehensive income:
Unrealized loss on interest rate swap contract						(240,000)	(240,000)			(240,000)
Comprehensive loss						(682,596)

Balance as of December 31, 2007	1,317,535	$1,317,535	$26,585,595	$41,572,120	($50,406,705)		($262,500)	293,580	($2,565,834)	$16,240,211

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 (as restated)

	2007	2006 (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(442,596)	$(543,683)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	1,298,047	1,156,845
Net income from other investments	(727,461)	(316,078)
Loss on abandonment of fixed assets	-	623,829
Gain on sales of properties, net	-	(257,064)
Net gain from investments in marketable securities	(113,993)	(471,484)
Minority partners' interest in operating losses	(371,930)	(531,467)
Deferred income tax expense (benefit)	(157,000)	12,000
Changes in assets and liabilities:
Increase in other assets and other receivables	(346,350)	(72,359)
Increase in accounts payable, accrued expenses and other liabilities	(150,901)	409,032
Decrease in margin payable to brokers	-	(1,211,925)
Total adjustments	(569,588)	(658,671)
Net cash used in operating activities	(1,012,184)	(1,202,354)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and improvements of properties	(766,490)	(2,425,025)
Net proceeds from disposals of properties	-	818,794
Decrease in notes and advances from related parties	36,671	30,859
Increase in mortgage loans and notes receivables	(211,000)	-
Collections of mortgage loans and notes receivables	1,209,000	91,708
Net proceeds from sales and redemptions of securities	3,571,190	2,446,535
Increase in investments in marketable securities	(2,475,289)	(954,218)
Distributions from other investments	1,398,236	1,793,869
Contributions to other investments	(1,333,567)	(831,389)
Distribution from affiliate	140,013	-
Net cash provided by investing activities	1,568,764	971,133

CASH FLOWS FROM FINANCING ACTIVITIES:
Additional borrowings, mortgages and notes payables	-	615,327
Repayment of mortgages and notes payables	(949,567)	(507,790)
Purchase of treasury stock	-	(687,120)
Contributions from minority partners	579,850	883,530
Distributions to minority partners	-	(10,590)
Net cash (used in) provided by financing activities	(369,717)	293,357

Net increase in cash and cash equivalents	186,863	62,136

Cash and cash equivalents at beginning of the year	2,412,871	2,350,735

Cash and cash equivalents at end of the year	$2,599,734	$2,412,871

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$1,594,000	$1,671,000
Cash paid during the year for income taxes	-	-
See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 and 2006

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business and Consolidation. The consolidated financial statements include the accounts of HMG/Courtland Properties, Inc. (the "Company") and entities in which the Company owns a majority voting interest or controlling financial interest. The Company was organized in 1972 and (excluding its 95% owned subsidiary Courtland Investments, Inc., which files a separate tax return) qualifies for taxation as a real estate investment trust ("REIT") under the Internal Revenue Code.  The Company’s business is the ownership and management of income-producing commercial properties and its management considers other investments if such investments offer growth or profit potential.  The Company’s recurring operating revenue comes from food and beverage operations, marina dockage operations, commercial property rental operations and spa operations.

All material transactions and balances with consolidated and unconsolidated entities have been eliminated in consolidation or as required under the equity method.

The Company's consolidated subsidiaries are described below:

Courtland Investments, Inc. (“CII”). A 95% owned corporation in which the Company holds a 95% non-voting interest and Masscap Investments Company, Inc. ("Masscap") which holds a 5% voting interest in CII.  The Company and Masscap have had a continuing arrangement with regard to the ongoing operations of CII, which provides the Company with complete authority over all decision making relating to the business, operations and financing of CII consistent with the Company’s status as a real estate investment trust.  Masscap is a wholly-owned subsidiary of Transco Realty Trust which is a 46% shareholder of the Company.  CII files a separate tax return and its operations are not part of the REIT tax return.

Courtland Bayshore Rawbar, LLC (“CBSRB”).  This Florida limited liability company is wholly owned by CII.  CBSRB owns a 50% interest in Bayshore Rawbar, LLC (“BSRB”) which operates the Monty’s restaurant.  The other 50% owner of BSRB is The Christoph Family Trust (“CFT”), an unrelated entity.

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

Grove Isle Associates, Ltd. (“GIA”). This limited partnership (owned 85% by the Company and 15% by CII) is the landlord of a luxury resort with a 50-room, hotel and private club facility located on approximately 7 acres of a private island in Coconut Grove, Florida known as “Grove Isle”.  The tenant-operator of Grove Isle is Noble House Resorts, a national operator of resorts in the U.S.

Grove Isle Yacht Club Associates (“GIYCA”).  This partnership (wholly-owned by CII) was the developer of the 85 boat slips located at Grove Isle of which the Company owns six as of December 31, 2007. All other slips are privately owned.  Grove Isle Marina, Inc. a wholly-owned subsidiary of GIYCA, operates all aspects of the Grove Isle marina.

South Bayshore Associates (“SBA”).  This is a 75% owned joint venture wherein the major asset is a receivable from the Company's 46% shareholder, Transco Realty Trust.

260 River Corp (“260”).  This is a wholly-owned corporation which owns a 70% interest in a vacant retail store location in Montpelier, Vermont. Development of this property is expected to begin in 2008.

Courtland/Key West, Inc. (“CKWI”). This Florida corporation was formed in April 2007 and is 85%wholly-owned by CII.  As of December 31, 2006, CKWI owned a 10% interest in a limited liability company (Monty’s Key West, LLC) which owned and operated a restaurant in Key West, Florida.  CKWI (as of December 31, 2006) held a $1 million promissory note due from the principal owner of Monty’s Key West, LLC.  In February 2007 the restaurant was sold and CKWI was repaid its $1 million loan plus accrued interest. As a result of the sale CKWI wrote off its 10% equity interest in the restaurant which had a carrying value of $383,000 (as restated).

Courtland Houston, Inc. (“CHI”). This Florida corporation was formed in April 2007 and is 85% owned by CII and 15% owned by its sole employee.  CHI was formed with a $140,000 investment by CII and engages in commercial leasing activities in Texas and earns commission revenue.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2007.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Depreciation and Amortization.   Depreciation of properties held for investment is computed using the straight-line method over the estimated useful lives of the properties, which range up to 39.5 years.  Deferred mortgage and leasing costs are amortized over the shorter of the respective term of the related indebtedness or life of the asset.  Depreciation and amortization expense for the years ended December 31, 2007 and 2006 was approximately $1,298,000 and $1,157,000, respectively. The Grove Isle yacht slips were being depreciated on a straight-line basis over their estimated useful life of 20 years and are fully depreciated as of December 31, 2007.  The Monty’s marina is being depreciated on a straight-line basis over its estimated useful life of 15 years.

Fair Value of Financial Instruments.  The carrying value of financial instruments including other receivables, notes and advances due from related parties, accounts payable and accrued expenses and mortgages and notes payable approximate their fair values at December 31, 2007 and 2006, due to their relatively short terms or variable interest rates.

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

Marketable securities from time to time are pledged as collateral pursuant to broker margin requirements.  At December 31, 2007 and 2006 there are no margin balances outstanding.

Notes and other receivables.  Management periodically performs a review of amounts due on its notes and other receivable balances to determine if they are impaired based on factors affecting the collectibility of those balances. Management's estimates of collectibility of these receivables requires management to exercise significant judgment about the timing, frequency and severity of collection losses, if any, and the underlying value of collateral, which may affect recoverability of such receivables.  As of December 31, 2007 and 2006, there were no receivables that required an allowance.

Equity investments.  Investments in which the Company does not have a majority voting or financial controlling interest but has the ability to exercise influence are accounted for under the equity method of accounting, even though the Company may have a majority interest in profits and losses. The Company follows EITF Topic D-46 in accounting for its investments in limited partnerships.  This guidance requires the use of the equity method for limited partnership investments of more than 3 to 5 percent.

The Company has no voting or financial controlling interests in its other investments which include entities that invest venture capital funds in growth oriented enterprises.  These other investments are carried at cost less adjustments for other than temporary declines in value.

Comprehensive Income (Loss).  The Company reports comprehensive income (loss) in both its consolidated statements of comprehensive income and the consolidated statements of changes in stockholders' equity.  Comprehensive income (loss) is the change in equity from transactions and other events from nonowner sources.  Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). For the years ended December 31, 2007 and 2006 comprehensive (loss) income consisted of unrealized (loss) gain from interest rate swap agreement of approximately ($240,000) and $110,000, respectively.

(Loss) earnings per common share. Net (loss) income per common share (basic and diluted) is based on the net (loss) income divided by the weighted average number of common shares outstanding during each year.  Diluted net (loss) income per share includes the dilutive effect of options to acquire common stock.  Common shares outstanding include issued shares less shares held in treasury. The Company does not have any potentially dilutive shares because net losses were reported in all periods presented.

Gain on Sales of Properties.  Gain on sales of properties is recognized when the minimum investment requirements have been met by the purchaser and title passes to the purchaser.  Furthermore, gain on sales of properties has been reduced by adviser's incentive fees of approximately $28,000 for the year ended December 31, 2006.  There were no sales of property in 2007.

Cash and Cash Equivalents.  For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Concentration of Credit Risk.  Financial instruments that potentially subject the Company to concentration of credit risk are cash and cash equivalent deposits in excess of federally insured limits, marketable securities, other receivables and notes and mortgages receivable. From time to time the Company may have bank deposits in excess of federally insured limits.  The Company evaluates these excess deposits and transfers amounts to brokerage accounts and other banks to mitigate this exposure.

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

Inventories.   Inventories consist primarily of food and beverage and are stated at the lower of cost or market.  Cost is determined on a first-in, first-out basis.

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

Goodwill relates to the Company’s real estate rentals and food and beverage sales segments and is assessed for impairment annually on December 31st and, more frequently, if a triggering event occurs utilizing a valuation study. In performing this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and judgment in applying them to the analysis of goodwill impairment. Since judgment is involved in performing goodwill valuation analyses, there is a risk that the carrying value of our goodwill may be overstated or understated. As of December 31, 2007 and 2006, the Company was not aware of any items or events that would cause it to adjust the recorded value of goodwill for impairment. Based upon the assessment performed as of December 31, 2007, the estimated fair value of the reporting unit exceeded its carrying amount by approximately $1.7 million.

Management believes the most significant assumption which would have an effect on the estimated fair value of goodwill is the discount rate. Assuming a discount rate of 10%, the Company estimates that a one percentage point increase in the discount rate would decrease the fair value of the reporting unit by approximately $1.8 million.

Deferred loan costs are amortized on a straight line basis over the life of the loan.  This method approximates the effective interest rate method.

 Reclassifications.  Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the current year's presentation.  Effective in 2007 and retroactively applied to the 2006 consolidated statements of comprehensive income, net gain from investments in marketable securities, net income from other investments and interest, dividend and other income have been classified as other income instead of revenues as previously reported.  Also, on the consolidated statement of cash flows cash activities from investment sales and purchases have been reclassified to investing activities from operating activities.

Minority Interest. Minority interest represents the minority partners' proportionate share of the equity of the Company's majority owned subsidiaries. A summary of minority interest for the years ended December 31, 2007 and 2006 is as follows:
	2007	2006
Minority interest balance at beginning of year	$3,127,000	$2,675,000
Minority partners’ interest in operating losses of consolidated subsidiaries	(372,000)	(531,000)
Net contributions from minority partners	579,000	873,000
Unrealized (loss) gain on interest rate swap agreement	(240,000)	110,000
Other	(42,000)	-
Minority interest balance at end of year	$3,052,000	$3,127,000

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

Share-Based Compensation.
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

Recent Accounting Pronouncements.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact the adoption of SFAS 141R will have on our consolidated financial position and consolidated results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact the adoption of SFAS 160 will have on our consolidated financial position and consolidated results of operations.

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

2.  RESTATEMENT OF 2006 FINANCIAL STATEMENTS

As previously reported on Form 8-K dated February 12, 2008, and in response to a comment given to the Company by the Staff of the Securities and Exchange Commission (“SEC”) concerning certain disclosures in our Form 10-KSB for the fiscal year ended December 31, 2006, the Company‘s management has determined that a revision should be made to the accounting for the Company’s investment in its former restaurant in Key West, Florida, using the equity method in accordance with EITF Topic D-46.  A cumulative error of $117,000 is related to the Company’s investment from its inception of the investment in 1999 through December 31, 2005. The error was the result of unavailable financial information and an incorrect application of the equity method under the applicable EITF accounting standard. As a result of the error described above, the Company has restated its consolidated financial statements for the year ended December 31, 2006, included herein.

 The correction of the error has been reported as a cumulative effect adjustment in the amount of $117,000, as an adjustment to the opening balance of retained earnings for 2006.  Also, net loss for 2006 decreased by $117,000 as a result of the restatement, and loss per share decreased by $.11 in 2006.

3. INVESTMENT PROPERTIES

The components of the Company’s investment properties and the related accumulated depreciation information follow:
	December 31, 2007
		Accumulated
	Cost	Depreciation	Net
Commercial Properties:
Monty’s restaurant and retail mall (Coconut Grove, FL) - Building & Improvements (1)	$5,947,000	$468,412	$5,478,588
Monty’s restaurant and retail mall (Coconut Grove, FL) - furniture, fixtures and equipment (F,F &E) (1)	1,685,225	443,274	1,241,951
Corporate Office - (Coconut Grove, FL) – Building	641,572	182,152	459,420
Corporate Office – (Coconut Grove, FL) – Land	325,000	-	325,000
Other (Montpelier, Vermont) – Buildings	52,000	52,000	-
Other (Montpelier, Vermont) - Land and improvements	99,530	-	99,530
	8,750,327	1,145,838	7,604,489
Commercial Properties- Construction in Progress:
Monty’s restaurant and retail mall (Coconut Grove, FL) (1)	320,617	-	320,617
	320,617	-	320,617
Grove Isle Hotel, club and spa facility (Coconut Grove, FL):
Land	1,338,518	-	1,338,518
Hotel and club building and improvements	6,819,032	5,446,810	1,372,222
Spa building and improvements	2,261,197	305,153	1,956,044
Spa F, F & E	429,457	210,913	218,544
	10,848,204	5,962,876	4,885,328
Marina Properties (Coconut Grove, FL):
Monty’s marina - 132 slips and improvements (1)	3,465,479	685,189	2,780,290
Grove Isle marina (6 slips company owned, 79 privately owned)	323,211	310,345	12,866
	3,788,690	995,534	2,793,156
Land Held for Development:
Hopkinton, Rhode Island (approximately 50 acres)	27,689	-	27,689
	27,689	-	27,689

Totals	$ 23,735,527	$ 8,104,248	$ 15,631,279

(1) The Monty’s property is subject to a ground lease with the City of Miami, Florida expiring in 2035.  Lease payments due under the lease consist of percentage rent ranging from 5% to 15% of gross revenues from various components of the property.

	December 31, 2006
		Accumulated
	Cost	Depreciation	Net
Commercial Properties:
Monty’s restaurant and retail mall (Coconut Grove, FL) - Building & Improvements (1)	$5,685,946	$278,605	$5,407,341
Monty’s restaurant and retail mall (Coconut Grove, FL) - furniture, fixtures and equipment (F,F &E) (1)	1,293,570	201,059	1,092,511
Corporate Office - (Coconut Grove, FL) – Building	640,186	166,716	473,470
Corporate Office – (Coconut Grove, FL) – Land	325,000	-	325,000
Other (Montpelier, Vermont) – Buildings	52,000	52,000	-
Other (Montpelier, Vermont) - Land	87,535	-	87,535
	8,084,237	698,380	7,385,857
Commercial Properties- Construction in Progress:
Monty’s restaurant and retail mall (Coconut Grove, FL) (1)	239,166	-	239,166
	239,166	-	239,166
Grove Isle Hotel, club and spa facility (Coconut Grove, FL):
Land	1,338,518	-	1,338,518
Hotel and club building and improvements	6,819,032	5,078,618	1,740,414
Spa building and improvements	2,255,931	192,143	2,063,788
Spa F, F & E	426,662	135,882	290,780
	10,840,143	5,406,643	5,433,500
Marina Properties (Coconut Grove, FL):
Monty’s marina - 132 slips and improvements (1)	3,465,478	439,420	3,026,058
Grove Isle marina (6 slips company owned, 79 privately owned)	367,408	348,588	18,820
	3,832,886	788,008	3,044,878
Land Held for Development:
Hopkinton, Rhode Island (approximately 50 acres)	27,689	-	27,689
	27,689	-	27,689

Totals	$ 23,024,121	$ 6,893,031	$ 16,131,090

(1) The Monty’s property is subject to a ground lease with the City of Miami, Florida expiring in 2035.  Lease payments due under the lease consist of percentage rent ranging from 5% to 15% of gross revenues from various components of the property.

4. MONTY’S RESTAURANT, MARINA AND OFFICE/RETAIL PROPERTY, COCONUT GROVE, FLORIDA

The Company owns a 50% equity interest in two entities, Bayshore Landing, LLC (“Landing”) and Bayshore Rawbar, LLC (“Rawbar”), (collectively, “Bayshore”) which own and operate a restaurant, office/retail and marina property located in Coconut Grove (Miami), Florida known as Monty’s (“Monty’s”). The other 50% owner of Bayshore is The Christoph Family Trust (“CFT”). Members of CFT are experienced real estate and marina operators.  The Monty’s property is subject to a ground lease with the City of Miami, Florida which expires on May 31, 2035.  Under the lease Bayshore pays percentage rents ranging from 5% to 15% of gross revenues from various components of the project.  Total rent paid for the years ended December 31, 2007 and 2006 was approximately $826,000 and $721,000, respectively.

The Monty’s property consists of a two story building with approximately 40,000 rentable square feet and approximately 3.7 acres of submerged land with a 132-boat slip marina. It includes a 16,000 square foot indoor-outdoor raw bar restaurant and 24,000 square feet of office/retail space of which approximately 18,000 are presently leased to tenants operating boating and marina related businesses.  Total cost of improvements to the Monty’s property since its acquisition in 2004 is approximately $4.9 million. As of December 31, 2007 there are approximately 4,000 square feet of potential leased retail space to be developed.

The excess of capitalized cost assigned to specific assets over the 2004 purchase price of Monty’s is approximately $7,729,000 and was recorded as goodwill.  Since goodwill is an indefinite-lived intangible asset it is reviewed for impairment at each reporting period or whenever an event occurs or circumstances change that would more likely than not reduce fair value below carrying amount. Goodwill is carried at historical cost if its estimated fair value is greater than its carrying amounts.  However, if its estimated fair value is less than the carrying amount, goodwill is reduced to its estimated fair value through an impairment charge to the consolidated statements of comprehensive income.  There was no impairment of goodwill at December 31, 2007 and 2006.

Since acquisition in August 2004 improvements were made to the Monty’s property totaled approximately $5.6 million.  These improvements primarily consisted of the expansion of the restaurant to provide an indoor area, improvements to the office/retail space which includes approximately 18,000 square feet leased as of December 31, 2007 and parking lot and landscaping improvement to the property.

In December 2006 certain fixed assets (primarily the parking lot and air conditioning systems) were replaced and a loss on the abandonment of these assets of approximately $624,000 was incurred (the Company’s portion, net of minority interest was $312,000).

The Monty’s property was purchased with proceeds from a bank loan secured by the property in the amount of $10.1 million plus approximately $3.9 million in cash.  The $10.1 million bank loan is part of a $13.275 million acquisition and construction loan.  As of December 31, 2007 and 2006 the outstanding balance of the loan was $12.4 million and $12.7 million, respectively. The original terms of the loan called for interest only payments until August 2005.  In August

2005, the loan was modified to allow for the continuance of interest only payments through April 2006.  At that time, and upon conversion to permanent terms, monthly principal payments necessary to fully amortize the principal amount over the remaining 15 years of the loan, plus accrued interest were made. The outstanding principal balance of the bank loan bears interest at a rate of 2.45% per annum in excess of the LIBOR Rate.  However, Bayshore entered into an interest rate swap agreement with the same lender to manage its exposure to interest rate fluctuation through the entire term of the mortgage.  The effect of the swap agreement is to provide a fixed interest rate of 7.57%.

Effective from August 20, 2004 (date of acquisition) through March 31, 2007, the operations of Monty’s restaurant were managed by RMI, Inc. (“RMI”).  The principal of RMI was the principal of the seller and operated this restaurant since 1992.  For the years ended December 31, 2007 and 2006 Rawbar paid RMI $300,000.  Effective April 1, 2007 the Company amended the restaurant management contract with RMI and took over management of the restaurant. The amendment provided for a one-time payment of $100,000 to the former manager for termination of the management services portion of the contract.  RMI continues to perform accounting and certain administrative services and was paid $15,000 per month from April 1 through December 31, 2007.  Effective January 1, 2008 RMI will be paid $9,000 per month for these accounting services.  RMI is also a tenant of Landing and pays monthly base rent of $1,500.  Essentially all employees of RMI as of March 31, 2007 were hired by Rawbar and there was no disruption in operations as a result of the change in management.

Summarized combined statements of income for Landing and Rawbar for the years ended December 31, 2007 and 2006 are presented below (Note: the Company’s ownership percentage in these operations is 50%):

Summarized combined statements of income Bayshore Landing, LLC and Bayshore Rawbar, LLC	For the year ended December 31, 2007	For the year ended December 31, 2006

Revenues:
Food and Beverage Sales	$6,344,000	$6,369,000
Marina dockage and related	1,244,000	1,221,000
Retail/mall rental and related	371,000	316,000
Total Revenues	7,959,000	7,906,000

Expenses:
Cost of food and beverage sold	1,720,000	1,810,000
Labor and related costs	1,233,000	1,090,000
Entertainers	218,000	213,000
Other food and beverage related costs	568,000	561,000
Other operating costs	380,000	389,000
Repairs and maintenance	392,000	377,000
Insurance	645,000	508,000
Management fees	398,000	395,000
Utilities	311,000	413,000
Ground rent	826,000	721,000
Interest	972,000	996,000
Depreciation	698,000	501,000
Loss on abandonment/disposal-fixed assets (a)	-	624,000
Total Expenses	8,361,000	8,598,000

Net loss before minority interest	($402,000)	($692,000)

(a) During 2006 certain fixed assets of Bayshore (primarily the parking lot and air conditioning systems) were replaced and a loss on the abandonment of the replaced assets of approximately $624,000 was incurred (before minority interest).

5.  INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities consist primarily of large capital corporate equity and debt securities in varying industries or issued by government agencies with readily determinable fair values (see table below).  These securities are stated at market value, as determined by the most recently traded price of each security at the balance sheet date. Consistent with the Company's overall current investment objectives and activities its entire marketable securities portfolio is classified as trading. Accordingly all unrealized gains and losses on this portfolio are recorded in the consolidated statements of comprehensive income. For the years ended December 31, 2007 and 2006 net unrealized (loss) gain on trading securities were approximately ($135,000) and $248,000, respectively.

	December 31, 2007			December 31, 2006
	Cost	Fair	Unrealized	Cost	Fair	Unrealized
Description	Basis	Value	Gain (loss)	Basis	Value	Gain (loss)
Real Estate Investment Trusts	$403,000	$588,000	$185,000	$180,000	$484,000	$304,000
Mutual Funds	1,014,000	1,129,000	115,000	1,046,000	1,229,000	183,000
Other Equity Securities	1,558,000	1,823,000	265,000	1,425,000	1,755,000	330,000
Total Equity Securities	2,975,000	3,540,000	565,000	2,651,000	3,468,000	817,000
Corporate Debt Securities (a)	865,000	847,000	(18,000)	886,000	828,000	(58,000)
Government Debt Securities (a)	500,000	431,000	(69,000)	1,406,000	1,260,000	(146,000)
Total Debt Securities	1,365,000	1,278,000	(87,000)	2,292,000	2,088,000	(204,000)
Total	$4,340,000	$4,818,000	$478,000	$4,943,000	$5,556,000	$613,000

(a)  As of December 31, 2007, corporate and government debt securities are scheduled to mature as follows:

	Cost	Fair Value
2008 – 2012	$331,000	$340,000
2013-2017	393,000	394,000
2018 – thereafter	641,000	544,000
	$1,365,000	$1,278,000

Net gain from investments in marketable securities for the years ended December 31, 2007 and 2006 is summarized below:

Description	2007	2006
Net realized gain from sales of securities	$249,000	$223,000
Unrealized net gain (loss) in marketable securities	(135,000)	248,000
Total net gain	$114,000	$471,000

Net realized gain from sales of marketable securities consisted of approximately $516,000 of gains net of $267,000 of losses for the year ended December 31, 2007.  The comparable amounts in fiscal year 2006 were gains of approximately $436,000 net of $213,000 of losses.

Approximately $140,000 and $64,000 of net realized gains in fiscal years 2007 and 2006, respectively, were recognized from the sale of stock distributions from the Company’s investments in privately held partnerships included in other investments.

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

6. OTHER INVESTMENTS

The Company’s other investments consist primarily of nominal equity interests in various privately-held entities, including limited partnerships whose purpose is to invest venture capital funds in growth-oriented enterprises.  The Company does not have significant influence over any investee and the Company’s investment represents less than 3% of the investee’s ownership.  None of these investments meet the criteria of accounting under the equity method and are carried at cost less distributions and other than temporary unrealized losses.

As of December 31, 2007 and 2006, the Company’s portfolio of other investments includes approximately 30 investments with an aggregate carrying value of $4.6 million and $4.3 million, respectively.  The Company has committed to fund an additional $1.8 million as required by agreements with the investees.  The carrying value of these investments is equal to contributions less distributions and loss valuation adjustments.  During the years ended December 31, 2007 and 2006 the Company contributed approximately $1.3 million and $831,000, respectively, toward these commitments and received distributions from these investments (including stock distributions) of $1.6 million and $1.8 million, respectively.

The Company made initial or full commitment contributions to two new investments in 2007.  This included a total of $158,000 in two partnerships. One in real estate and the other in international growth opportunities.

The Company’s other investments are summarized below.

	Carrying values as of December 31,
Investment Focus	2007	2006
Venture capital funds – technology and communications	$562,000	$637,000
Venture capital funds – diversified businesses	1,009,000	516,000
Restaurant development, operation and franchising	125,000	200,000
Real estate and related	1,368,000	1,356,000
Stock and debt funds	1,555,000	1,430,000
Other	5,000	155,000
Totals	$4,624,000	$4,294,000

The Company regularly reviews the underlying assets in its investment portfolio for events, including but not limited to bankruptcies, closures and declines in estimated fair value, that may indicate the investment has suffered other-than-temporary decline in value.  When a decline is deemed other-than-temporary, an investment loss is recognized. For the years ended December 31, 2007 and 2006, valuation losses were approximately $514,000 and $383,000 (as restated), respectively, and discussed below.

Net gain from other investments (including valuation losses) is as follows:

Net gain from other investments is summarized below:
	2007	2006 (as restated)
Venture capital funds – diversified businesses (a)	$581,000	$404,000
Restaurant development & operation (b)	(150,000)	(383,000)
Real estate and related (c)	(6,000)	148,000
Venture capital funds – technology & communications (d)	(125,000)	50,000
Income from investment in 49% owned affiliate (e)	107,000	91,000
Other (f)	320,000	6,000
Totals	$727,000	$316,000

(a)
In 2007 and 2006 amounts consist primarily of gains of approximately $438,000 and $226,000, respectively, on distributions from the Company’s investment in two limited partnerships which own interests in various diversified businesses, primarily in the manufacturing and production related sectors.  Also in 2007 and 2006 gains of approximately $143,000 and $178,000, respectively were recognized on distributions from a private capital fund that invests in equities, debt or debt like securities of distressed companies. The Company’s ownership percentage in all of these investments is less than 1% of the total ownership and in each case gains are only recognized after the total investment cost has been recovered.

(b)
In September 2007, the Company elected to write off $150,000 of its investment in a restaurant development and franchise entity which is being restructured and which, in the Company’s opinion, will result in an other-than-temporary decline in value.  The Company had invested $200,000 in this entity, representing approximately 1% of its equity. This franchise entity was restructured in a reverse merger in which the Company invested an additional $75,000 in December 2007.  In December 2006 the Company elected to write off its entire 10% equity interest in a restaurant located in Key West, Florida and recognized a loss of $383,000 (as restated – Reference is made to Form 8-K filed February 12, 2008) .  The restaurant was sold in February 2007 and proceeds from the sale were not sufficient for the Company to recover its investment.

(c)
In December 2007 the Company elected to write off a $200,000 investment in a real estate project located in Jacksonville, Florida as a result of declining market conditions relating to projects of this sort (i.e. 256 unit apartment community with highly leveraged financing).  The Company had made its initial investment in this project in February 2006 and its investment represented approximately 1% of the total project.  As an offset to this loss the Company received distributions from other real estate funds in excess of their carrying value and recognized gains of approximately $194,000.  The 2006 gain amount of $148,000 primarily consisted of gains on the distribution of proceeds from the Company’s investment in a real estate fund.

(d)
In December 2007 the Company elected to write down its investment in partnership having investments in technology and communications by $164,000 as a result of an other than temporary decline in value based on the general manager’s year end valuation of the partnerships investments. In January 2007 the Company received a final cash distribution of $48,000 from its investment in another partnership having investments in technology and recognized the amount as a gain.  The 2006 gain of $50,000 was also from a distribution from a technology partnership.

(e)
This gain represents income from the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. The increase from the prior year is primarily as a result of increased interest income.  In December 2007 T.G.I.F. Texas declared and paid a cash dividend of $.05 per share and the Company received approximately $140,000 which was recorded as reduction in the investment carrying value as required under the equity method of accounting for investments.

(f)
In April 2007, the Company received approximately $449,000 of cash and stock from an investment in a privately-held bank which was purchased by a publicly-held bank.  The Company realized a gain of approximately $299,000 on this transaction (included in table above under “Others”).

Other investments give rise to exposure resulting from credit risks and the volatility in capital markets.  The Company attempts to mitigate its risks by diversifying its investment portfolio. Net gain or loss from other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net earnings.

7.   INVESTMENT IN AFFILIATE

Investment in affiliate consists of CII’s 49% equity interest in T.G. I.F. Texas, Inc. (T.G.I.F.).  T.G.I.F. is a Texas Corporation, which owns one net leased property in Louisiana and holds promissory notes receivable from its shareholders, including CII and Maurice Wiener, the Chairman of the Company and T.G.I.F.  Reference is made to Notes 8 and 10 for discussion on notes payable by CII to T.G. I.F. and notes payable by Mr. Wiener to T.G.I.F. This investment is recorded under the equity method of accounting.  For the years ended December 31, 2007 and 2006 income from investment in affiliate amounted to approximately $107,000 and $91,000, respectively and is included in gain from other investments in the consolidated statements of comprehensive income.  In December 2007 T.G.I.F. declared and paid a cash dividend of $.05 per share.  CII’s received $140,000 from this dividend and it was recorded as a reduction in the carrying amount of CII investment in T.G.I.F. as required under the equity method of accounting.

8.  LOANS, NOTES AND OTHER RECEIVABLES

	As of December 31,
Description	2007	2006
Promissory note and accrued interest due from principal of Grove Isle tenant (a)	$500,000	$510,000
Various mortgage loan participations	111,000	212,000
Promissory note and accrued interest due from individual (b)	402,000	-
Other	206,000	176,000
Promissory note and accrued interest due from Key West restaurant operator (c)	-	1,013,000
Total loans, notes and other receivables	$1,219,000	$1,911,000

(a)
In 1997, GIA advanced $500,000 to the principal owner of the tenant of the Grove Isle property. GIA received a promissory note bearing interest at 8% per annum with interest payments due quarterly beginning on July 1, 1997.  All principal and accrued interest was received at maturity (as extended) on January 31, 2008.

(b)
In December 2007 the Company loaned $400,000 to an a local real estate developer who is well known to the Company and which loan is secured by numerous real estate interests.  The loan calls for interest only payments at an annual rate of 9% with all principal due on June 30, 2008.

(c)
In July 2004 the Company loaned $1 million to an entity which owned and operated a restaurant in Key West, Florida.  In February 2007 the restaurant was sold and the Company was repaid the $1 million loan plus accrued and unpaid interest of approximately $26,000.

9.  NOTES AND ADVANCES DUE FROM AND TRANSACTIONS WITH RELATED PARTIES

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

Under the terms of the Agreement, the Adviser serves as the Company's investment adviser and, under the supervision of the directors of the Company, administers the day-to-day operations of the Company.  All officers of the Company, who are officers of the Adviser are compensated solely by the Adviser for their services.  The Agreement is renewable annually upon the approval of a majority of the directors of the Company who are not affiliated with the Adviser and a majority of the Company's shareholders.  The contract may be terminated at any time on 120 days written notice by the Adviser or upon 60 days written notice by a majority of the unaffiliated directors of the Company or the holders of a majority of the Company's outstanding shares.

On August 16, 2007, the shareholders approved the renewal and amendment of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2008, and expiring December 31, 2008.  The amendment to the Advisory Agreement increased the Advisor’s regular compensation to $85,000 per month, or $1,020,000 per year.  This is an increase of $10,000 per month, or $120,000 per year over the 2007 compensation.

For the years ended December 31, 2007 and 2006, the Company and its subsidiaries incurred Adviser fees of approximately $989,000 and $965,000, respectively, of which $900,000 represented regular compensation and approximately $89,000 and $65,000 represented incentive compensation for 2007 and 2006, respectively. The Adviser is also the manager for certain of the Company's affiliates and received management fees of approximately $41,000 and $33,000 in 2007 and 2006, respectively for such services. Included in fees for 2007 and 2006 was $25,000 of management fees earned relating to management of the Monty’s restaurant operations.

At December 31, 2006, the Company had amounts due from the Adviser of approximately $184,000. And as of December 31, 2006 the Company had amounts due from Courtland Group, Inc. (CGI) (the former adviser) of approximately $253,000. In November 2007 CGI merged with the Advisor and as of December 31, 2007 the Advisor and its subsidiaries had amounts due to the Company of $400,000.  In December the Advisory made a principal payment to the Company of $40,000. The amount due from the Adviser and subsidiaries bears interest at prime plus 1% and is due on demand.

The Adviser leases its executive offices from CII pursuant to a lease agreement.  This lease agreement is at the going market rate for similar property and calls for base rent of $48,000 per year payable in equal monthly installments.  Additionally, the Adviser is responsible for all utilities, certain maintenance, and security expenses relating to the leased premises.  The lease term is five years, expiring in November 2009.

In August 2004 HMG Advisory Bayshore, Inc. (“HMGABS”) (a wholly owned subsidiary of the Adviser) was formed for the purposes of overseeing the Monty’s restaurant operations acquired in August 2004.  For the years ended December 31, 2007 and 2006 HMGABS earned approximately $25,000, in such management fees.

The Company, via its 75% owned joint venture (SBA), has a note receivable from Transco (a 46% shareholder of the Company) of $300,000.  This note bears interest at the prime rate and is due on demand.

Mr. Wiener is an 18% shareholder and the chairman and director of T.G.I.F. Texas, Inc., a 49% owned affiliate of CII (See Note 6).  As of December 31, 2007 and 2006, T.G.I.F. had amounts due from CII in the amount of approximately $3,661,000.  These amounts are due on demand and bear interest at the prime rate.  All interest due has been paid. T.G.I.F. also owns 10,000 shares of the Company’s common stock it purchased at market value in 1996.

As of December 31, 2007 and 2006, T.G.I.F. had amounts due from Mr. Wiener in the amount of approximately $707,000.  These amounts bear interest at the prime rate and principal and interest are due on demand.  All interest due has been paid.

Mr. Wiener received consulting and director’s fees from T.G.I.F totaling $52,000 and $56,000 for the years ended December 31, 2007 and 2006, respectively.

10.   OTHER ASSETS

The Company’s other assets consisted of the following as of December 31, 2007 and 2006:

Description	2007	2006
Deferred loan costs, net of accumulated amortization	$185,000	$203,000
Prepaid expenses and other assets	266,000	241,000
Food/beverage & spa inventory	89,000	82,000
Utility deposits	76,000	75,000
Deferred leasing costs	112,000	118,000
Total other assets	$728,000	$719,000

11. MORTGAGES AND NOTES PAYABLES
	December 31,
	2007	2006
Collateralized by Investment Properties (Note 2)
Monty’s restaurant, marina and retail rental space: Mortgage loan payable with interest 7.57% after taking into effect interest rate swap; principal and interest payable in equal monthly principal payments of approximately $127,000 per month until maturity on 2/19/21. See (a) below.	$12,382,000	$12,907,000
Grove Isle hotel, private club, yacht slips and spa: Mortgage loan payable with interest at 1-month LIBOR plus 2.5% (7.3% as of 12/31/07). Monthly payments of principal of $10,000 with all unpaid principal and interest payable at maturity on 9/29/10.	3,939,000	4,059,000
Office building: Mortgage loan payable, interest fixed at 5.5% until 8/25/07. Monthly payment of $3,137 in principal and interest. All unpaid principal and interest was paid in September 2007.	-	304,000
Other (unsecured) (Note 7):
Note payable to affiliate: Note payable is to affiliate T.G.I.F., interest at prime (7.25% at 12/31/07) payable monthly. Principal outstanding is due on demand.	3,661,000	3,661,000
Totals	$19,982,000	$20,931,000

(a)
The original loan obtained to acquire the Monty’s property was $10.1 million plus a construction loan of $3.2 million.  In 2006 the remaining construction loan of $615,000 was drawn on and the period of interest only payments concluded on 4/19/06.  The loan is guaranteed by the Company as well as a personal guaranty from the trustee of CFT.  The loan includes certain covenants including debt service coverage with which the company was not in compliance as of December 31, 2007.  On March 13, 2008, the Company obtained a notice of forbearance from the bank, which expires on June 13, 2008, in which the bank has agreed to not declare an event of default during the forbearance period.  The Company is in the process of restructuring the loan agreement to provide compliance with the debt service coverage covenant on a going forward basis.   In the event a restructuring agreement is not reached, the Company will take appropriate action to comply with the covenant, and expects this will be accomplished without full repayment of the loan.

      See Note 12 for discussion of interest rate swap agreement related to this loan.

A summary of scheduled principal repayments or reductions for all types of notes and mortgages payable is as follows:

Year ending December 31,	Amount
2008	$4,345,000
2009	727,000
2010	4,362,000
2011	715,000
2012	768,000
2013 and thereafter	9,065,000
Total	$19,982,000
12.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to interest rate risk through its borrowing activities.  In order to minimize the effect of changes in interest rates, the Company has entered into an interest rate swap contract under which the Company agrees to pay an amount equal to a specified rate of 7.57% times a notional principal approximating the outstanding loan balance, and to receive in return an amount equal to the one month LIBOR rate plus 2.45% times the same notional amount.  The Company designated this interest rate swap contract as a cash flow hedge.  As of December 31, 2007 and 2006 the fair value (net of 50% minority interest) of the cash flow hedge was a loss of approximately $262,000 and $22,000, respectively, which has been recorded as other comprehensive loss and will be reclassified to interest expense over the life of the swap contract.

13.  LEASE COMMITMENTS

The Company’s 50% owned subsidiary (Landing), as lessee, leases land and submerged lands on which it operates the Monty’s property under a lease with the City of Miami which expires on May 31, 2035.  Under the lease, the Company pays percentage rents ranging from 5% to 15% of gross revenues from various components of the property’s operations.  Total rent paid to the City of Miami for the years ended December 31, 2007 and 2006 was approximately $826,000 and $721,000, respectively.

14.  INCOME TAXES

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

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires a Company to use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred taxes only pertain to CII. As a result of timing differences associated with the carrying value of other investments and depreciable assets and the future benefit of a net operating loss, the Company has recorded a net deferred tax asset as of December 31, 2007 and 2006 of $233,000 and $76,000, respectively.  A valuation allowance against deferred tax asset has not been established as it is more likely than not, based on the Company’s previous history, that these assets will be realized.

As of December 31, 2007 the Company (excluding CII) has an estimated net operating loss carryover of approximately $1.66 million of which $304,000 expires in 2027, $786,000 expires in 2026 and $571,000 in 2025.

As of December 31, 2007 CII has estimated net operating loss carryover of approximately $193,000 of which $12,000 expires in 2026, $15,000 expires in 2024 and $166,000 expires in 2022.

The components of income before income taxes and the effect of adjustments to tax computed at the federal statutory rate for the years ended December 31, 2007 and 2006 were as follows:

	2007	2006(as restated)
Loss before income taxes	$(600,000)	$(532,000)
Computed tax at federal statutory rate of 34%	$(204,000)	$(181,000)
State taxes at 5.5%	(33,000)	(29,000)
REIT related adjustments – current year	83,000	136,000
Investment write offs for book in excess of tax	203,000	151,000
Recaptured tax loss from investments	348,000	-
Utilization of net operating loss carry forward	(390,000)	-
Other items, net	(164,000)	(65,000)
(Benefit from) provision for income taxes	$(157,000)	$12,000

The REIT related adjustments – current year represents the difference between estimated taxes on undistributed income and/or capital gains and book taxes computed on the REIT’s income before income taxes.  In 2007 the Company incurred valuation losses from other investments of approximately $514,000 which are not deductible for tax purposes in the current year.  The estimated tax effect of these book losses was $203,000.   Also, in 2007 the Company had taxable income in excess of book as a result of recaptured of tax losses from its investment and note receivable from its Key West restaurant which was sold in February 2007.  The estimated tax effect of this recapture was approximately $348,000.

The (benefit from) provision for income taxes in the consolidated statements of comprehensive income consists of the following:

Year ended December 31,	2007	2006
Current:
Federal	-	-
State	-	-
	-	-
Deferred:
Federal	($141,000)	$11,000
State	(16,000)	1,000
	(157,000)	12,000
Total	($157,000)	$12,000

As of December 31, 2007 and 2006, the components of the deferred tax assets and liabilities are as follows:

	As of December 31, 2007		As of December 31, 2006
	Deferred tax		Deferred tax
	Assets	Liabilities	Assets	Liabilities
Net operating loss carry forward	$73,000		$457,000
Excess of book basis of 49% owned corporation over tax basis
		702,000		672,000
Excess of tax basis over book basis of investment property	260,000		246,000
Unrealized gain/loss on marketable securities		94,000		111,000
Excess of tax basis over book basis of other investments	758,000	62,000	544,000	388,000
Totals	$1,091,000	$858,000	$1,247,000	$1,171,000

15.  STOCK-BASED COMPENSATION

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

There were no options granted or exercised in 2007 and 2006.  There were no options forfeited in 2007 and 5,000 options were forfeited in 2006.

A summary of the status of the Company’s stock option plan as of December 31, 2007 and 2006, and changes during the years ending on those dates are presented below:

	As of December 31, 2007		As of December 31, 2006
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price

Outstanding at beginning of year	102,100	$8.83	107,100	$8.77
Granted	--	--	--	--
Exercised	--	--	--	--
Forfeited	--	--	(5,000)	$7.57

Outstanding at end of year	102,100	$8.83	102,100	$8.83

Options exercisable at year-end	102,100	$8.83	102,100	$8.83
Weighted average fair value of options granted during the year	--	--	--	--

16.  OPERATING LEASES AS LESSOR

Lease of Grove Isle hotel property.  In November 1996, the Company entered into a long-term lease and a Master Agreement with Westgroup Grove Isle Associates, Ltd. (“Westgroup”), an affiliate of Noble House Resorts, Inc. which is a national operator of hotels and resorts.  The Master Agreement, among other things, transferred the operations of the Grove Isle hotel and club to Westgroup.

The term of the lease with Westgroup (as amended in 2004, see below) expires in November 2016 and calls for annual net base rent (as amended in 1999), of $918,400, plus real estate taxes and property insurance, payable in monthly installments.  In addition to the base rent Westgroup pays GIA participation rent consisting of a portion of Westgroup’s operating surplus, as defined in the lease agreement.  Participation rent is due at end of each lease year.  There has been no participation rent since the inception of the lease.  The lease also calls for an increase in base rent commencing January 1, 2002 in accordance with changes in the Consumer Price Index (“CPI”).  Base rent for 2007 was approximately $1,105,000 increasing to $1,137,000 in 2008.  Participation rent if due will be reduced by the amount by which base rent increases solely as a result of CPI increases for the lease year.

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

Minimum lease payments receivable.   The Company leases its commercial and industrial properties under agreements for which substantially all of the leases specify a base rent and a rent based on tenant sales (or other benchmark) exceeding a specified percentage.  There was no percentage rent in 2007 and 2006.

These leases are classified as operating leases and generally require the tenant to pay all costs associated with the property.  Minimum annual rentals on non-cancelable leases in effect at December 31, 2007, are as follows:

Year ending December 31,	Amount
2008	$1,947,000
2009	1,959,000
2010	1,941,000
2011	1,718,000
2012	1,711,000
Subsequent years	7,944,000
Total	$17,220,000

17.  SEGMENT INFORMATION

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

	For the years ended December 31,
	2007	2006
Net Revenues:		(as restated)
Real estate rentals	$ 3,258,839	$ 3,071,580
Food and beverage sales	6,344,133	6,369,018
Spa revenues	740,890	621,378
Total Net Revenues	$ 10,343,862	$ 10,061,976

(Loss) income before income taxes and sales of property:
Real estate and marina rentals	$ 152,255	$ (538,499)
Food and beverage sales	(95,453)	15,176
Other investments and related income	(656,398)	(265,424)
Total loss before sales of properties and income taxes	$ (599,596)	$ (788,747)

	For the years ended December 31,
Identifiable Assets:	2007	2006
Real estate rentals	$ 15,894,385	$ 16,751,352
Food and beverage sales	1,014,080	646,824
Other investments and related income	16,776,127	17,598,202
Total Identifiable Assets	$ 33,684,592	$ 34,996,378

A summary of changes in the Company’s goodwill during the years ended December 31, 2007 and 2006 is as follows:
Summary of changes in goodwill:	01/01/07	Acquisitions	12/31/07
Real estate rentals	$ 4,776,291	-	4,776,291
Food & Beverage sales	2,952,336	-	2,952,336
Other investments and related income	-	-	-
Total goodwill	$ 7,728,627	-	7,728,627

	01/01/06	Acquisitions	12/31/06
Real estate rentals	$ 4,776,291	-	4,776,291
Food & Beverage sales	2,952,336	-	2,952,336
Other investments and related income	-	-	-
Total goodwill	$ 7,728,627	-	7,728,627

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.   Controls and Procedures.
(a)
Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-KSB have concluded that, based on such evaluation, our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiaries, which we are required to disclose in the reports we file or submit under the Exchange Act, was made known to them by others within those entities and reported within the time periods specified in the SEC's rules and forms.

(b)
Management’s Annual Report on Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting identified in connection with the evaluation of such internal control over financial reporting that occurred during our last fiscal year which have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.   Other Information.
None.

Part III.

Item 9.   Directors, Executive Officers and Control Persons.
Listed below is certain information relating to the executive officers and directors of the Company:

Name and Office	Age	Principal Occupation and Employment other than With the Company During the Past Five Years - Other Directorships
Maurice Wiener; Chairman of the Board of Directors and Chief Executive Officer	66	Chairman of the Board and Chief Executive Officer of the Adviser; Executive Trustee, Transco; Director, T.G.I.F. Texas, Inc
Lawrence I. Rothstein; Director, President, Treasurer and Secretary	55	Director, President and Secretary of the Adviser; Trustee and Vice President of Transco; Vice President and Secretary, T.G.I.F. Texas, Inc.
Carlos Camarotti; Vice President-Finance and Assistant Secretary	47	Vice President - Finance and Assistant Secretary of the Adviser;
Walter Arader; Director	89	President, Walter G. Arader and Associates (financial and management consultants).
Harvey Comita; Director	78	Business Consultant; Trustee of Transco Realty Trust.
Clinton Stuntebeck; Director (since March 2004)	69	Partner Emeritus, Schnader Harrison Segal & Lewis, LLP (2004); Chairman, Concordia Holdings, Ltd. (investment and business consulting) Senior Partner, Schnader Harrison Segal & Lewis, LLP.

All executive officers of the Company were elected to their present positions to serve until their successors are elected and qualified at the 2007 annual organizational meeting of directors immediately following the annual meeting of shareholders.  All directors of the Company were elected to serve until the next annual meeting of shareholders and until the election and qualification of their successors.  All directors and executive officers have been in their present position for more than five years, except for Mr. Stuntebeck who became a director in March 2004.

Code of Ethics.
The Company has adopted a Code of Ethics that applies to directors and officers including principal executive officer, principal financial officer, principal accounting officer and controller and HMG Advisory Corp. and subsidiaries (“HMGA”) and its employees in all instances in which HMGA is acting on behalf of the Company. The Company will provide to any person without charge, upon written request, a copy of the Code of Ethics including any amendments as well as any waivers that are required to be disclosed by the rules of the SEC or the American Stock Exchange.

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

Compensation of  Directors.  The following table summarizes director’s compensation for the year ended December 31, 2007:

Director	Annual Fee	Board Meeting Fee	Committee Meeting Fee	Total Compensation
Maurice Wiener	$14,600	$ 2,000	$ -	$16,600
Larry Rothstein	14,600	2,000	3,500	20,100
Walter Arader	11,000	2,000	3,500	16,500
Harvey Comita	11,000	2,000	2,750	15,750
Clinton Stuntebeck	11,000	2,000	2,750	15,750
Totals	$62,200	$10,000	$12,500	$84,700

Annual director’s fees are paid at the beginning of each quarter and board and committee meeting fees are paid for each meeting a director attends.

Outstanding Equity Awards to Executive Officers.
The following table summarizes all outstanding equity awards to the Company’s executive officers as of December 31, 2007.  These options are all exercisable and there are no unearned options outstanding.

Executive Officer	Number of Options	Exercise Price	Expiration Date
Maurice Wiener	28,500	$8.33 per share	June 25, 2011
Maurice Wiener	12,000	$12.25 per share	June 25, 2011
Larry Rothstein	24,900	$7.57 per share	June 25, 2011
Larry Rothstein	5,000	$12.10 per share	June 25, 2011

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

There were no options granted or exercised in 2007 and 2006.  There were no options forfeited in 2007 and 5,000 options were forfeited in 2006.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
Set forth below is certain information concerning common stock ownership by directors, executive officers, directors and officers as a group, and holders of more than 5% of the outstanding common stock.
Shares Held as of March 7, 2008
Name (7), (8)	Shares Owned by Named Persons & Members of His Family (1)		Additional Shares in Which the named Person Has, or Participates in, the Voting or Investment Power (2)		Total Shares & Percent of Class
Maurice Wiener	51,100	(4)	541,830	(3), (5)	592,930	53%
Lawrence Rothstein	47,900	(4)	541,830	(3)	589,730	52%
Walter G. Arader	15,400	(4)			15,400	1%
Harvey Comita	10,000	(4)	477,300	(6)	487,300	43%
Clinton Stuntebeck	5,000	(4)			5,000	*
All Directors and Officers as a Group	157,100	(4)	541,830	(3)	698,930	62%
Emanuel Metz CIBC Oppenheimer Corp. One World Financial Center 200 Liberty Street New York, NY 10281	59,500				59,500	5%
Transco Realty Trust 1870 S. Bayshore Drive Coconut Grove, FL 33133	477,300	(5)			477,300	42%

* less than 1%
___________________________
(1)              Unless otherwise indicated, beneficial ownership is based on sole voting and investment power.

(2)              Shares listed in this column represent shares held by entities with which directors or officers are associated. Directors,  officers  and  members  of  their  families  have  no ownership interest in these shares.

(3)              This number includes the number of shares held by Transco Realty Trust (477,300 shares), HMG Advisory Corp. (54,530 shares) and T.G.I.F. Texas, Inc. (10,000 shares).  Several of the directors of the Company are directors, trustees, officers or shareholders of certain of those firms.

(4)              This number includes options granted under the 2000 Stock Option Plan.  These options have been granted to Mr. Wiener, 40,500; Mr. Rothstein, 29,900; 5,000 each to Mr. Arader, Mr. Comita and Mr. Stuntebeck; and 16,700 to two officers.  Reference is made to Item 10.  Executive Compensation for further information about the 2000 Stock Option Plan.

(5)              Mr. Wiener holds approximately 34% and 57% of the stock of Transco and HMG Advisory Corp., respectively, and may therefore be deemed to be the beneficial owner of the shares of the Company held by Transco and HMG Advisory Corp.

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

Transco Realty Trust (“Transco”).
Transco is a 47% shareholder of the Company of which Mr. Wiener is its executive trustee and holds 34% of its stock.

HMG Advisory Corp. (the “Adviser”) and subsidiaries.
The day-to-day operations of the Company are handled by the Adviser, as described above under Item 1. Business "Advisory Agreement."  The Adviser is majority owned by Mr. Wiener, its Chairman and CEO.

In November 2007 Courtland Group, Inc (“CGI”) (the former Adviser) was merged into a newly formed and wholly owned subsidiary of the Adviser (HMG Advisory Newco Inc.).  Amounts previously due from CGI are now due from HMG Advisory Newco, Inc. and there is no impact to the Company as a result of this merger.

In August 2004 the HMG Advisory Bayshore, Inc. (“HMGABS”) (a wholly owned subsidiary of the Adviser) was formed for the purposes of overseeing the Monty’s restaurant operations acquired in August 2004.  HMGABS will receive a management fee $25,000 per year from Bayshore Rawbar, LLC.  For each of the years ended December 31, 2007 and 2006, HMGBS earned $25,000 in management fees.  HMGABS is owed approximately $83,000 from Bayshore Rawbar, LLC for such fees as of December 31, 2007.

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

The Adviser.
As of December 31, 2007 and 2006 the Adviser owed the Company approximately $400,000 and $437,000, respectively. This includes approximately $253,000 previously due from CGI (see discussion on merger below).  Amounts due from the Adviser bear interest at the prime rate plus 1% payable monthly, with principal due on demand.  In December 2007 the Advisor made a principal payment of $40,000 on amounts due to the Company.

In November 2007 Courtland Group, Inc (“CGI”) (the former Adviser) was merged into a newly formed and wholly owned subsidiary of the Adviser (HMG Advisory Newco Inc.).  This was done for administrative purposes as the owners of the Adviser and CGI were essentially the same individuals.  Amounts previously due from CGI are now due from HMG Advisory Newco, Inc. and there is no impact to the Company as a result of this merger.

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

In August 2004 the HMG Advisory Bayshore, Inc. (“HMGABS”) (a wholly owned subsidiary of the Adviser) was formed for the purposes of overseeing the Monty’s restaurant operations acquired in August 2004.  HMGABS will receive a management fee $25,000 per year from Bayshore Rawbar, LLC.  For the years ended December 31, 2007 and 2006, HMGBS earned approximately $25,000 in such management fees.

South Bayshore Associates (“SBA”).
SBA is a joint venture in which Transco and the Company hold interests of 25% and 75%, respectively.  The sole major asset of SBA is a demand note from Transco, bearing interest at the prime rate, with an outstanding balance of approximately $300,000 in principal and interest as of December 31, 2007 and 2006.

The Company also holds a demand note from SBA bearing interest at the prime rate plus 1% with an outstanding balance as of December 31, 2007 and 2006 of approximately $1,081,000 and $1,049,000, in principal and accrued interest, respectively. Interest payments of $24,000 and $55,000 were made in 2007 and 2006, respectively. Accrued and unpaid interest is not added to the principal.  Because the Company consolidates SBA, the note payable and related interest income is eliminated in consolidation.

CII. The Company holds a demand note due from its 95%-owned consolidated subsidiary, CII, bearing interest at the prime rate plus 1% with an outstanding balance of $3,975,000 and $5,175,000 as of December 31, 2007 and 2006, respectively.  During 2007 there were no advances from the Company to CII.  In 2006 the Company advanced approximately $460,000 to CII..  Repayments from CII to the Company during 2007 and 2006 were $1.2 million and $505,000, respectively.  Because CII is a consolidated subsidiary of the Company, the note payable and related interest is eliminated in consolidation.

In 1986, CII acquired from the Company the rights to develop the marina at Grove Isle for a promissory note of $620,000 payable at an annual rate equal to the prime rate.  The principal is due on demand.  Interest payments are due annually in January.  Because the Company consolidates CII, the note payable and related interest income is eliminated in consolidation.

In April 2007 Courtland Houston, Inc. (“CHI”) was formed.  CHI is 85%-owned by CII and 15% owned by Bernard Lerner, its sole employee.  CHI was formed with a $140,000 investment by CII and engages in commercial leasing activities in Texas and earns commission revenue.  Mr. Lerner is a cousin of the Company’s Chairman and CEO Mr. Maurice Wiener. For the years ended December 31, 2007 and 2006 Mr. Lerner was paid a salary of $85,000.  For the year ended December 31, 2007 CHI earned commission revenue of approximately $17,000.

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

T.G.I.F.
As of December 31, 2007 and 2006, CII owed approximately $3,661,000 to T.G.I.F.  All advances between CII and T.G.I.F. are due on demand and bear interest at the prime rate plus 1%.  All interest due has been paid.  As of December 31, 2007 and 2006, T.G.I.F. had amounts due from Mr. Wiener of approximately $707,000.  These amounts are due on demand and bear interest at the prime rate.  All interest due has been paid.  Mr. Wiener received consulting and director’s fees from T.G.I.F of approximately $52,000 and $56,000 for the years ended December 31, 2007 and 2006, respectively. Also, T.G.I.F. owns 10,000 shares of the Company which were purchased in 1996 at the market value.  In December 2007 T.G.I.F. declared and paid a cash dividend of $.05 per share.  CII’s portion of this dividend was approximately $140,000.

Item 13. Exhibits.

(a)   Exhibits listed in the Index to Exhibits.

Item 14. Principal Accountants Fees and Services.
The following table sets forth fees billed to the Company by the Company's independent auditors for the year ended December 31, 2007 and December 31, 2006 for (i) services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.  The Audit Committee pre-approved all services rendered by the Company’s independent auditors.

Principal Accountant Fees and Services

For the fiscal year ended	December 31, 2007	December 31, 2006
Audit fees including quarterly reviews	$103,000	$86,000
Tax return preparation fees	26,000	24,000
Total Fees	$129,000	$110,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HMG/Courtland Properties, Inc.

March 7, 2008	by: /s/Maurice Wiener
Maurice Wiener
Chairman and Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/Maurice Wiener	March 7, 2008
Maurice Wiener
Chairman of the Board
Chief Executive Officer

/s/Lawrence I. Rothstein	March 7, 2008
Lawrence I. Rothstein
Director, President, Treasurer and Secretary
Principal Financial Officer

/s/Walter G. Arader	March 7, 2008
Walter G. Arader, Director

/s/Harvey Comita	March 7, 2008
Harvey Comita, Director

/s/Clinton Stuntebeck	March 7, 2008
Clinton Stuntebeck, Director

/s/Carlos Camarotti	March 7, 2008
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