Form 10-Q
period 2008-03-31
HMG COURTLAND PROPERTIES INC
filed 2008-05-13
CIK 311817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE      ACT OF 1934

For the Quarterly period ended                 March 31, 2008

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
1,023,955 Common shares were outstanding as of April 30, 2008.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]          Accelerated filer [  ]          Non-accelerated filer [  ]              Smaller reporting company [X]
                                                                         (Do not check if a smaller reporting company)

HMG/COURTLAND PROPERTIES, INC.

Index

		PAGE
		NUMBER
PART I.	Financial Information

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheets as of
	March 31, 2008 (Unaudited) and December 31, 2007	1

	Condensed Consolidated Statements of Comprehensive Income for the
	Three Months Ended March 31, 2008 and 2007 (Unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the
	Three Months Ended March 31, 2008 and 2007 (Unaudited)	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

	Item 2. Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12

	Item 3. Quantitative and Qualitative Disclosures About Market Risks	16
	Item 4T. Controls and Procedures	16

PART II.	Other Information
	Item 1. Legal Proceedings	16
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
	Item 3. Defaults Upon Senior Securities	16
	Item 4. Submission of Matters to a Vote of Security Holders	16
	Item 5. Other Information	16
	Item 6. Exhibits	16
Signatures		16

Cautionary Statement.  This Form 10-Q contains certain statements relating to future results of the Company that are considered "forward-looking statements" within the meaning of the Private Litigation Reform Act of 1995.  Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions; interest rate fluctuation; competitive pricing pressures within the Company's market; equity and fixed income market fluctuation; technological change; changes in law; changes in fiscal, monetary, regulatory and tax policies; monetary fluctuations as well as other risks and uncertainties detailed elsewhere in this Form 10-Q or from time-to-time in the filings of the Company with the Securities and Exchange Commission.  Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
ASSETS	(UNAUDITED)
Investment properties, net of accumulated depreciation:
Commercial properties	$7,536,706	$7,604,490
Commercial properties- construction in progress	386,137	320,617
Hotel, club and spa facility	4,746,130	4,885,328
Marina properties	2,722,804	2,793,155
Land held for development	27,689	27,689
Total investment properties, net	15,419,466	15,631,279

Cash and cash equivalents	4,304,401	2,599,734
Investments in marketable securities	3,641,625	4,818,330
Other investments	4,689,409	4,623,801
Investment in affiliate	3,156,615	3,132,117
Loans, notes and other receivables	731,897	1,218,559
Notes and advances due from related parties	703,828	700,238
Deferred taxes	274,000	233,000
Goodwill	7,728,627	7,728,627
Other assets	695,148	727,534
TOTAL ASSETS	$41,345,016	$41,413,219

LIABILITIES
Mortgages and notes payable	$19,813,486	$19,981,734
Accounts payable and accrued expenses	1,876,648	1,613,734
Interest rate swap contract payable	1,070,000	525,000
TOTAL LIABILITIES	22,760,134	22,120,468

Minority interests	2,871,792	3,052,540

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; 2,000,000 shares
authorized; none issued	-	-
Excess common stock, $1 par value; 500,000 shares authorized;
none issued	-	-
Common stock, $1 par value; 1,500,000 shares authorized;
1,317,535 shares issued as of March 31, 2008 and
December 31, 2007	1,317,535	1,317,535
Additional paid-in capital	26,585,595	26,585,595
Undistributed gains from sales of properties, net of losses	41,572,120	41,572,120
Undistributed losses from operations	(50,661,326)	(50,406,705)
Accumulated other comprehensive loss	(535,000)	(262,500)
	18,278,924	18,806,045
Less: Treasury stock, at cost (293,580 shares as of
March 31, 2008 and December 31, 2007)	(2,565,834)	(2,565,834)
TOTAL STOCKHOLDERS' EQUITY	15,713,090	16,240,211

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,345,016	$41,413,219

See notes to the condensed consolidated financial statements

(1)

HMG/COURTLAND PROPERTIES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
	Three months ended March 31,
REVENUES	2008	2007
Real estate rentals and related revenue	$401,737	$385,228
Food & beverage sales	1,915,386	1,782,562
Marina revenues	452,642	445,188
Spa revenues	223,214	211,094
Total revenues	2,992,979	2,824,072
EXPENSES
Operating expenses:
Rental and other properties	133,118	136,356
Food and beverage cost of sales	513,646	472,657
Food and beverage labor and related costs	410,225	345,047
Food and beverage other operating costs	537,473	582,627
Marina expenses	236,258	250,691
Spa expenses	179,947	212,343
Depreciation and amortization	334,895	311,558
Adviser's base fee	255,000	225,000
General and administrative	78,705	95,633
Professional fees and expenses	62,545	81,941
Directors' fees and expenses	28,750	21,413
Total operating expenses	2,770,562	2,735,266

Interest expense	355,428	402,328
Minority partners' interests in operating income of
consolidated entities	95,460	37,433
Total expenses	3,221,450	3,175,027

Loss before other (loss) income and income taxes	(228,471)	(350,955)

Net (loss) gain from investments in marketable securities	(187,874)	126,401
Net income from other investments	31,793	377,093
Interest, dividend and other income	88,931	140,492
Total other (loss) income	(67,150)	643,986

(Loss) income before income taxes	(295,621)	293,031

(Benefit from) provision for income taxes	(41,000)	71,000
Net (loss) income	$(254,621)	$222,031
Other comprehensive (loss) income:
Unrealized loss on interest rate swap agreement	$(272,500)	$(10,000)
Total other comprehensive loss	(272,500)	(10,000)

Comprehensive (loss) income	$(527,121)	$212,031

Net (Loss) Income Per Common Share:
Basic	$(.25)	$.22
Diluted	$(.25)	$.21
Weighted average common shares outstanding-basic	1,023,955	1,023,955
Weighted average common shares outstanding-diluted	1,023,955	1,057,570

See notes to the condensed consolidated financial statements
(2)

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(254,621)	$222,031
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	334,895	311,558
Net income from other investments	(31,793)	(377,093)
Net loss (gain) from investments in marketable securities	187,874	(126,401)
Minority partners' interest in operating income	95,460	37,433
Deferred income tax (benefit) expense	(41,000)	71,000
Changes in assets and liabilities:
Other assets and other receivables	9,666	(117,346)
Accounts payable and accrued expenses	259,204	70,543
Total adjustments	814,306	(130,306)
Net cash provided by operating activities	559,685	91,725

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and improvements of properties	(116,697)	(273,923)
Increase in notes and advances from related parties	(3,590)	(9,535)
Additions in mortgage loans and notes receivables	-	(100,548)
Collections of mortgage loans and notes receivables	503,000	1,127,040
Distributions from other investments	9,918	352,589
Contributions to other investments	(194,048)	(287,218)
Net proceeds from sales and redemptions of securities	1,643,628	356,639
Increase in investments in marketable securities	(528,981)	(362,208)
Net cash provided by investing activities	1,313,230	802,836

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgages and notes payables	(168,248)	(166,127)
Contributions from minority partners	-	279,850
Net cash (used in) provided by financing activities	(168,248)	113,723

Net increase in cash and cash equivalents	1,704,667	1,008,284

Cash and cash equivalents at beginning of the period	2,599,734	2,412,871

Cash and cash equivalents at end of the period	$4,304,401	$3,421,155

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$355,000	$402,000
Cash paid during the period for income taxes	-	-
See notes to the condensed consolidated financial statements

(3)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2007.  The balance sheet as of December 31, 2007 was derived from audited financial statements as of that date. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements include the accounts of HMG/Courtland Properties, Inc. (the "Company") and entities in which the Company owns a majority voting interest or controlling financial interest. All material transactions and balances with consolidated and unconsolidated entities have been eliminated in consolidation or as required under the equity method.

2. RECENT ACCOUNTING PRONOUNCEMENT

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirement for FASB Statement No. 133, "Derivative Instruments and Hedging Activities" ("SFAS No. 133"). It requires enhanced disclosure about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company as of January 1, 2009.

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

(4)

 HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value options is determined on an instrument by instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using another measurement attribute. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The adoption of this standard in 2008 has not had a material impact on the Company's consolidated financial statements.

Recently adopted accounting principles
In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements’’. This statement clarifies the definition of fair value of assets and liabilities, establishes a framework for measuring fair value of assets and liabilities and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, the FASB deferred the effective date of SFAS No. 157 until the fiscal years beginning after November 15, 2008 as it relates to the fair value measurement requirements for non-financial assets and liabilities that are initially measured at fair value, but not measured at fair value in subsequent periods. These non-financial assets include goodwill and other indefinite-lived intangible assets which are included within other assets. In accordance with SFAS No. 157, the Company has adopted the provisions of SFAS No. 157 with respect to financial assets and liabilities effective as of January 1, 2008 and its adoption did not have a material impact on its results of operations or financial condition. The Company is assessing the impact of SFAS No. 157 for non-financial assets and liabilities and expects that this adoption will not have a material impact on its results of operations or financial condition.

3.   RESULTS OF OPERATIONS FOR MONTY’S RESTAURANT, MARINA AND OFFICE/RETAIL PROPERTY, COCONUT GROVE, FLORIDA
The Company, through two 50%-owned entities, Bayshore Landing, LLC (“Landing”) and Bayshore Rawbar, LLC (“Rawbar”), (collectively, “Bayshore”) owns a restaurant, office/retail and marina property located in Coconut Grove (Miami), Florida known as Monty’s (the “Monty’s Property”).

Summarized combined statement of income for Landing and Rawbar for the three months ended March 31, 2008 and 2007 is presented below (Note: the Company’s ownership percentage in these operations is 50%):

(5)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

Summarized Combined statements of income Bayshore Landing, LLC and Bayshore Rawbar, LLC	For the three months ended March 31, 2008	For the three months ended March 31, 2007

Revenues:
Food and Beverage Sales	$1,915,000	$1,783,000
Marina dockage and related	332,000	333,000
Retail/mall rental and related	102,000	93,000
Total Revenues	2,349,000	2,209,000

Expenses:
Cost of food and beverage sold	514,000	473,000
Labor and related costs	355,000	291,000
Entertainers	55,000	54,000
Other food and beverage related costs	70,000	61,000
Other operating costs	231,000	268,000
Insurance	154,000	166,000
Management fees	61,000	101,000
Utilities	70,000	77,000
Ground rent	204,000	198,000
Interest	236,000	244,000
Depreciation	188,000	157,000
Total Expenses	2,138,000	2,090,000

Net Income before minority interest	$211,000	$119,000

(6)

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

Net (loss) gain from investments in marketable securities for the three months ended March 31, 2008 and 2007 is summarized below:

	Three Months Ended March 31,
Description	2008	2007
Net realized (loss) gain from sales of securities	$(31,000)	$65,000
Unrealized net (loss) gain in trading securities	(157,000)	61,000
Total net (loss) gain from investments in marketable securities	$(188,000)	$126,000

For the three months ended March 31, 2008 net realized loss from sales of marketable securities of approximately $31,000 consisted of approximately $108,000 of gross losses net of $77,000 of gross gains.  For the three months ended March 31, 2007 net realized gain from sales of marketable securities of approximately $65,000 consisted of approximately $84,000 of gross gains net of $19,000 of gross losses.

Investment gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net earnings. However, the amount of investment gains or losses on marketable securities for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

5.   OTHER INVESTMENTS
As of March 31, 2008, the Company has committed to invest approximately $12.9 million in other investments primarily in private capital funds, of which approximately $11.3 million has been funded. The carrying value of other investments (which reflects distributions and valuation adjustments) is approximately $4.7 million as of March 31, 2008.

During the three months ended March 31, 2008 the Company made follow-on contributions to six existing investments totaling approximately $194,000.  During this same period the Company received approximately $10,000 in distributions.

(7)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

Net income from other investments for the three months ended March 31, 2008 and 2007, is summarized below:

	2008	2007
Partnership owning diversified businesses	$7,000	$222,000
High yield distressed debt fund	-	24,000
Venture capital fund – technology	-	48,000
Partnership owning real estate	-	35,000
Others, net	-	14,000
Income from investment in 49% owned affiliate (T.G.I.F. Texas, Inc.)	25,000	34,000
Total net income from other investments	$32,000	$377,000

There was no significant activity relating to the Company’s other investments during the three months ended March 31, 2008.

During the three months ended March 31, 2007, the Company received cash distributions primarily consisting of a $222,000 cash distribution from one investment in a partnership in which one of its portfolio companies made a recapitalization distribution in February 2007. This distribution exceeded the carrying amount of the investment and accordingly was recognized as income.

6.  DERIVATIVE FINANCIAL INSTRUMENTS
The Company is exposed to interest rate risk through its borrowing activities.  In order to minimize the effect of changes in interest rates, the Company has entered into an interest rate swap contract under which the Company agrees to pay an amount equal to a specified rate of 7.57% times a notional principal approximating the outstanding loan balance, and to receive in return an amount equal to the one month LIBOR rate plus 2.45% times the same notional amount.  The Company designated this interest rate swap contract as a cash flow hedge.  As of March 31, 2008 the fair value (net of 50% minority interest) was an unrealized loss of $535,000 and as of December 31, 2007 the fair value (net of 50% minority interest) of the cash flow hedge was an unrealized loss of $262,000.  These amounts have been recorded as other comprehensive loss and will be reclassified to interest expense over the life of the swap contract.

7. MODIFICATION OF LOAN PAYABLE TO BANK
As previously reported, the loan secured by the Monty’s property includes certain covenants including debt service coverage with which the Company was not in compliance as of December 31, 2007. On March 13, 2008, the Company obtained a notice of forbearance from the lender of the loan, in which the bank agreed to not declare an event of default during the forbearance period ending on June 13, 2008.  The Company has agreed to restructure the loan agreement by providing a collateral pledge of $2,000,000 in cash or cash equivalents, resulting in the satisfaction of the loan covenants.

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

	For the three months ended March 31,
	2008	2007
Net Revenues:
Real estate and marina rentals	$854,000	$830,000
Food and beverage sales	1,916,000	1,783,000
Spa revenues	223,000	211,000
Total Net Revenues	$2,993,000	$2,824,000

Income (loss) before income taxes:
Real estate and marina rentals	$137,000	$105,000
Food and beverage sales	94,000	63,000
Other investments and related income	(527,000)	125,000
Total (loss) income before income taxes	$(296,000)	$293,000

(9)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

9.  BASIC AND DILUTED EARNINGS PER SHARE
Basic and diluted earnings per share for the three months ended March 31, 2008 and 2007 computed as follows:

	2008	2007
Basic:
Net (loss) income	$(254,621)	$222,031

Weighted average shares outstanding	1,023,955	1,023,955
Basic earnings per share	$(.25)	$.22

	2008	2007
Diluted:
Net (loss) income	$(254,621)	$222,031

Weighted average shares outstanding	1,023,955	1,023,955
Plus incremental shares from assumed conversion: Stock options (dilutive shares only)	--	33,615

Diluted weighted average common shares	1,023,955	1,057,570
Diluted earnings per share	$(.25)	$.21

(10)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2004, 2005, 2006 and 2007, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2008.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

(11)

Item 2.          Management's Discussion and Analysis of
Financial Condition and Results of Operations

RESULTS OF OPERATIONS
The Company reported a net loss of approximately $255,000 (or $.25 per share) for the three months ended March 31, 2008.  This is as compared with net income of approximately $222,000 (or $.22 per basic share and $.21 per diluted share) for the three months ended March 31, 2007.

As discussed further below, total revenues for the three months ended March 31, 2008 as compared with the same period in 2007, increased by approximately $169,000 or 6%.  Total expenses for the three months ended March 31, 2008, as compared with the same period in 2007, increased by approximately $46,000 or 2%.

REVENUES
Rentals and related revenues for the three months ended March 31, 2008 as compared with the same period in 2007 increased by $17,000 (4%). Approximately $8,000 of the increase was due to increased rental revenue from the Grove Isle property as a result of inflation adjustments as provided in the lease.  The remaining increase was the result of increased rental revenue from the Monty’s retail space.

Restaurant operations:
Summarized statements of income for the Company’s Monty’s restaurant for the three months ended March 31, 2008 and 2007 is presented below:

Summarized statements of income of Monty’s restaurant	Three months ended March 31, 2008	Percentage of sales	Three months ended March 31, 2007	Percentage of sales
Revenues:
Food and Beverage Sales	$1,915,000	100%	$1,783,000	100%
Expenses:
Cost of food and beverage sold	514,000	26.8%	473,000	26.5%
Labor, entertainment and related costs	410,000	21.4%	345,000	19.4%
Other food and beverage direct costs	70,000	3.7%	61,000	3.4%
Insurance	79,000	4.1%	87,000	4.9%
Management fees	35,000	1.8%	81,000	4.5%
Utilities	66,000	3.5%	49,000	2.8%
Rent (as allocated)	182,000	9.5%	167,000	9.4%
Other	105,000	5.5%	138,000	7.7%
Total Expenses	1,461,000	76.3%	1,401,000	78.6%

Income before depreciation and minority interest	$454,000	23.7%	$382,000	21.4%

For the three months ended March 31, 2008 as compared with the same period in 2007 restaurant sales increased by approximately $132,000 (or 7.5%), with food sales increasing by $73,000 (or 6.5%) and beverage sales increasing $59,000 (or 8.9%).

For the three months ended March 31, 2008 as compared with the same period in 2007 labor and related costs increased by approximately $65,000 representing an increase of 2% of sales.  This was due to increased senior management wages relating to the modification of the management contract with the former manager effective April 1, 2007, as previously reported.

For the three months ended March 31, 2008 as compared with the same period in 2007 other expenses decreased by approximately $33,000 (or 24%) primarily as a result of a decrease of $25,000 in repairs and maintenance expenses.

(12)

Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Marina operations:
Summarized and combined statements of income for marina operations:
(The Company owns 50% of the Monty’s marina and 95% of the Grove Isle marina)

	Combined marina operations	Combined marina operations
Summarized statements of income of marina operations	Three months ended March 31, 2008	Three months ended March 31, 2007
Revenues:
Dockage fees and related income	$332,000	$333,000
Grove Isle marina slip owners dues	121,000	112,000
Total marina revenues	453,000	445,000
Expenses:
Labor and related costs	56,000	58,000
Insurance	47,000	50,000
Management fees	20,000	16,000
Bay bottom lease	63,000	63,000
Repairs and maintenance	38,000	27,000
Other	12,000	37,000
Total Expenses	236,000	251,000

Income before interest, depreciation and minority interest	$217,000	$194,000

The Grove Isle Marina dues revenue for the three months ended March 31, 2008 as compared to the same period in 2007 increased by approximately $9,000 or 8% as the result of increased membership dues rates in the 3rd quarter of 2007 to cover increased costs. Other expenses for the three months ended March 31, 2008 as compared to the same period in 2007 decreased by approximately $25,000 (or 67%) primarily due to decreased utilities expenses as a result of increased electrical pass through charges to marina tenants in the 3rd quarter of 2007.

Spa operations:
Below are summarized statements of income for Grove Isle spa operations for the three months ended March 31, 2008 and 2007.  The Company owns 50% of the Grove Isle Spa with the other 50% owned by an affiliate of the Noble House Resorts, the tenant of the Grove Isle Resort:
Summarized statements of income of spa operations	Three months ended March 31, 2008	Three months ended March 31, 2007
Revenues:
Services provided	$210,000	$198,000
Membership and other	13,000	13,000
Total spa revenues	223,000	211,000
Expenses:
Cost of sales (commissions and other)	61,000	64,000
Salaries, wages and related	62,000	74,000
Other operating expenses	35,000	46,000
Management and administrative fees	10,000	15,000
Other non-operating expenses	12,000	13,000
Total Expenses	180,000	212,000

Income (loss) before interest, depreciation and minority interest	$43,000	$(1,000)

(13)

Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Spa revenues for the three months ended March 31, 2008 as compared with the same period in 2007 increased by $12,000 or 6%.  The spa is benefiting from increased occupancy and overall improved operations at the Grove Isle resort during 2008.

Net (loss) gain from investments in marketable securities:
Net loss from investments in marketable securities for the three months ended March 31 2008 was approximately $188,000, as compared with a net gain from investments in marketable securities of approximately $126,000 for the same period in 2007. For further details refer to Note 4 to Condensed Consolidated Financial Statements (unaudited).

Net income from other investments:
Net income from other investments for the three months ended March 31, 2008 was approximately $32,000 as compared with net income of approximately $377,000 for the same period in 2007. The decrease in income was primarily from a non-recurring 2007 cash distribution from an investment in a partnership owning diversified businesses.  For further details refer to Note 5 to Condensed Consolidated Financial Statements (unaudited).

Interest, dividend and other income:
Interest and dividend income for the three months ended March 31, 2008 was approximately $88,000 as compared with approximately $140,000, for the same period in 2007. The decrease from last year of $52,000 (or 37%) was primarily the result of due to the repayment of notes receivable in the 2nd quarter of 2007.

EXPENSES
Expenses for rental and other properties for the three months ended March 31, 2008 were consistent with that for the three months ended March 31, 2007.

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

Depreciation and amortization expense for the three months ended March 31, 2008 increased by approximately $23,000 (or 7%) primarily due to increased purchases of fixed assets for the Monty’s restaurant.

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

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES
The Company's material commitments in 2008 primarily consist of maturities of debt obligations of approximately $4.2 million and commitments to fund private capital investments of approximately $1.6 million due upon demand.  The funds necessary to meet these obligations are expected to be available from the proceeds of sales of properties or investments, refinancing, distributions from investments and available cash. The majority of maturing debt obligations for 2008 is a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of approximately $3.7 million.  This amount is due on demand.  The obligation due to TGIF will be paid with funds available from distributions from the Company’s investment in TGIF and from available cash.

MATERIAL COMPONENTS OF CASH FLOWS
For the three months ended March 31, 2008, net cash provided by operating activities was approximately $560,000. This was primarily due to improved cash from operations and an increase of approximately $200,000 in insurance payables relating to the Grove Isle property.

For the three months ended March 31, 2008, net cash provided by investing activities was approximately $1.3 million. This consisted primarily of approximately $1.6 million in net proceeds from sales of marketable securities and collections of notes receivable of approximately $500,000, partially offset by increased investments in marketable securities of $529,000, contributions to other investments of $194,000 and improvements to the Monty’s property of approximately $117,000.

For the three months ended March 31, 2008, net cash used in financing activities was approximately $168,000 consisting of repayments of mortgage notes payable.

(15)

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Not applicable

Item 4T.  Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries, which we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, was made known to them by others within those entities and reported within the time periods specified in the SEC's rules and forms.

(b)	Changes in Internal Control Over Financial Reporting.
There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation of such internal control over financial reporting that occurred during our last fiscal quarter which have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION
Item 1. Legal Proceedings: None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds: None.

Item 3. Defaults Upon Senior Securities: None.

Item 4. Submission of Matters to a Vote of Security Holders: None

Item 5. Other Information: None

Item 6.     Exhibits:

(a)  Certifications pursuant to 18 USC Section 1350-Sarbanes-Oxley Act of 2002. Filed herewith.

(16)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMG/COURTLAND PROPERTIES, INC.

Dated: May 9, 2008	/s/ Lawrence Rothstein
President, Treasurer and Secretary
Principal Financial Officer

Dated: May 9, 2008	/s/Carlos Camarotti
Vice President- Finance and Controller
Principal Accounting Officer

(17)