Form 10-Q
period 2008-06-30
HMG COURTLAND PROPERTIES INC
filed 2008-08-13
CIK 311817

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended                 June 30, 2008

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
1,023,955 Common shares were outstanding as of July 31, 2008.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        [     ]       Accelerated filer      [     ]         Non-accelerated filer     [     ]               Smaller reporting company     [  X  ]
                                                                                                               (Do not check if a smaller reporting company)

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

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
ASSETS	(UNAUDITED)
Investment properties, net of accumulated depreciation:
Commercial properties	$8,131,916	$7,604,490
Commercial properties- construction in progress	21,543	320,617
Hotel, club and spa facility	4,606,931	4,885,328
Marina properties	2,659,290	2,793,155
Land held for development	27,689	27,689
Total investment properties, net	15,447,369	15,631,279

Cash and cash equivalents	3,170,490	2,599,734
Cash and cash equivalents-restricted	2,004,834	-
Investments in marketable securities	3,583,041	4,818,330
Other investments	4,853,536	4,623,801
Investment in affiliate	3,166,843	3,132,117
Loans, notes and other receivables	864,072	1,218,559
Notes and advances due from related parties	707,334	700,238
Deferred taxes	191,000	233,000
Goodwill	7,728,627	7,728,627
Other assets	634,534	727,534
TOTAL ASSETS	$42,351,680	$41,413,219

LIABILITIES
Mortgages and notes payable	$19,645,079	$19,981,734
Accounts payable and accrued expenses	1,989,831	1,613,734
Interest rate swap contract payable	555,000	525,000
TOTAL LIABILITIES	22,189,910	22,120,468

Minority interests	4,203,877	3,052,540

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; 2,000,000 shares
authorized; none issued	-	-
Excess common stock, $1 par value; 500,000 shares authorized;
none issued	-	-
Common stock, $1 par value; 1,500,000 shares authorized;
1,317,535 shares issued as of June 30, 2008 and
December 31, 2007	1,317,535	1,317,535
Additional paid-in capital	26,585,595	26,585,595
Undistributed gains from sales of properties, net of losses	41,572,120	41,572,120
Undistributed losses from operations	(50,674,023)	(50,406,705)
Accumulated other comprehensive loss	(277,500)	(262,500)
	18,523,727	18,806,045
Less: Treasury stock, at cost (293,580 shares as of
June 30, 2008 and December 31, 2007)	(2,565,834)	(2,565,834)
TOTAL STOCKHOLDERS' EQUITY	15,957,893	16,240,211

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$42,351,680	$41,413,219

See notes to the condensed consolidated financial statements

(1)

HMG/COURTLAND PROPERTIES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
REVENUES	2008	2007	2008	2007
Real estate rentals and related revenue	$404,143	$385,095	$805,880	$770,323
Food & beverage sales	1,940,429	1,645,416	3,855,815	3,427,978
Marina revenues	427,371	437,451	880,013	882,639
Spa revenues	200,858	167,742	424,072	378,836
Total revenues	2,972,801	2,635,704	5,965,780	5,459,776
EXPENSES
Operating expenses:
Rental and other properties	136,458	145,459	269,576	281,815
Food and beverage cost of sales	506,716	440,370	1,020,362	913,027
Food and beverage labor and related costs	396,866	384,037	807,091	729,084
Food and beverage other operating costs	592,227	655,795	1,129,700	1,238,422
Marina expenses	253,426	296,261	489,684	546,952
Spa expenses	188,016	205,942	367,963	418,285
Depreciation and amortization	339,253	351,243	674,148	662,801
Adviser's base fee	255,000	225,000	510,000	450,000
General and administrative	82,522	75,510	161,227	171,143
Professional fees and expenses	66,600	96,041	129,145	177,982
Directors' fees and expenses	24,279	19,050	53,029	40,463
Total operating expenses	2,841,363	2,894,708	5,611,925	5,629,974

Interest expense	333,676	406,437	689,104	808,765
Minority partners' interests in operating income of
consolidated entities	74,582	(125,171)	170,042	(87,738)
Total expenses	3,249,621	3,175,974	6,471,071	6,351,001

Loss before other income and income taxes	(276,820)	(540,270)	(505,291)	(891,225)

Net (loss) gain from investments in marketable securities	(26,776)	124,004	(214,650)	250,405
Net income from other investments	126,238	364,782	158,031	741,875
Interest, dividend and other income	247,661	103,603	336,592	244,095
Total other income	347,123	592,389	279,973	1,236,375

Income (loss) before income taxes	70,303	52,119	(225,318)	345,150

Provision for income taxes	83,000	56,000	42,000	127,000
Net (loss) income	$(12,697)	$(3,881)	$(267,318)	$218,150
Other comprehensive (loss) income:
Unrealized loss on interest rate swap agreement	$(15,000)	$297,000	$(277,500)	$171,000
Total other comprehensive loss	(15,000)	297,000	(277,500)	171,000

Comprehensive (loss) income	$(27,697)	$293,119	$(544,818)	$389,150

Net (Loss) Income Per Common Share:
Basic and diluted	$(.01)	$.00	$(.26)	$.21
Weighted average common shares outstanding-basic	1,023,955	1,023,955	1,023,955	1,023,955
Weighted average common shares outstanding-diluted	1,023,955	1,023,955	1,023,955	1,056,925

See notes to the condensed consolidated financial statements

(2)

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(267,318)	$218,150
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	674,148	662,801
Net income from other investments	(158,031)	(741,875)
Net loss (gain) from investments in marketable securities	214,650	(250,405)
Minority partners' interest in operating income	170,042	(87,738)
Deferred income tax expense	42,000	127,000
Changes in assets and liabilities:
Other assets and other receivables	26,392	160,407
Accounts payable and accrued expenses	372,387	(398,015)
Total adjustments	1,341,588	(527,825)
Net cash provided (used in) by operating activities	1,074,270	(309,675)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and improvements of properties	(476,162)	(520,539)
Increase in notes and advances from related parties	(7,096)	(15,594)
Additions in mortgage loans and notes receivables	(100,000)	(211,000)
Collections of mortgage loans and notes receivables	507,025	1,103,000
Distributions from other investments	252,235	801,602
Contributions to other investments	(485,298)	(739,667)
Net proceeds from sales and redemptions of securities	2,263,907	2,931,171
Increase in investments in marketable securities	(1,116,636)	(684,794)
Net cash provided by investing activities	837,975	2,664,179

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgages and notes payables	(336,655)	(329,393)
Cash deposited (restricted) to meet bank loan debt covenant	(2,004,834)	-
Contributions from minority partners	1,000,000	279,850
Net cash used in financing activities	(1,341,489)	(49,543)

Net increase in cash and cash equivalents	570,756	2,304,961

Cash and cash equivalents at beginning of the period	2,599,734	2,412,871

Cash and cash equivalents at end of the period	$3,170,490	$4,717,832

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$689,000	$809,000
Cash paid during the period for income taxes	-	-

See notes to the condensed consolidated financial statements

(3)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2007.  The balance sheet as of December 31, 2007 was derived from audited financial statements as of that date. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements include the accounts of HMG/Courtland Properties, Inc. (the "Company") and entities in which the Company owns a majority voting interest or controlling financial interest. All material transactions and balances with consolidated and unconsolidated entities have been eliminated in consolidation or as required under the equity method.

2. RECENT ACCOUNTING PRONOUNCEMENTS
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

(4)

 HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

In May, 2008 the FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting APB 14-1 on its consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its consolidated financial position and results of operations.

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

Summarized combined statement of income for Landing and Rawbar for the three and six months ended June 30, 2008 and 2007 is presented below (Note: the Company’s ownership percentage in these operations is 50%):

(6)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

Summarized Combined statements of income Bayshore Landing, LLC and Bayshore Rawbar, LLC	For the three months ended June 30, 2008	For the three months ended June 30, 2007	For the six months ended June 30, 2008	For the six months ended June 30, 2007

Revenues:
Food and Beverage Sales	$1,941,000	$1,645,000	$3,856,000	$3,428,000
Marina dockage and related	307,000	315,000	639,000	648,000
Retail/mall rental and related	104,000	92,000	206,000	185,000
Total Revenues	2,352,000	2,052,000	4,701,000	4,261,000

Expenses:
Cost of food and beverage sold	506,000	440,000	1,020,000	913,000
Labor and related costs	341,000	335,000	696,000	626,000
Entertainers	56,000	49,000	111,000	103,000
Other food and beverage related costs	138,000	134,000	305,000	280,000
Other operating costs	25,000	58,000	69,000	145,000
Repairs and maintenance	112,000	106,000	202,000	202,000
Insurance	152,000	164,000	306,000	330,000
Management fees	77,000	169,000	138,000	270,000
Utilities	78,000	73,000	148,000	150,000
Ground rent	264,000	249,000	468,000	447,000
Interest	236,000	246,000	472,000	490,000
Depreciation	192,000	199,000	380,000	356,000
Total Expenses	2,177,000	2,222,000	4,315,000	4,312,000

Net Income (loss) before minority interest	$175,000	($170,000)	$386,000	($51,000)

For the three and six months ended June 30, 2008 Landing and Rawbar combined operations reported income of $175,000 and $386,000, respectively.  This is as compared to reported losses of $170,000 and $51,000 during the same comparable periods in 2007, respectively. The primary reasons for the improved results are increased food and beverage revenues and decreased management fees.  Restaurant sales increased by 18% and 12% for the three and six month periods ended June 30, 2008, as compared to the same periods in 2007, respectively. Management fees decreased primarily due to a non-recurring $100,000 payment to the former manager for termination of the management services portion of the contract in April 2007.

(7)

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

Net (loss) gain from investments in marketable securities for the three and six months ended June 30, 2008 and 2007 is summarized below:

	Three months ended June 30,		Six months ended June 30,
Description	2008	2007	2008	2007
Net realized (loss) gain from sales of securities	($63,000)	$140,000	($94,000)	$204,000
Unrealized net gain (loss) in trading securities	36,000	(16,000)	(121,000)	46,000
Total net (loss) gain from investments in marketable securities	($27,000)	$124,000	($215,000)	$250,000

For the three and six months ended June 30, 2008 net realized loss gain from sales of marketable securities of approximately $63,000 and $94,000, respectively, consisted of approximately $154,000 of gross losses net of $91,000 of gross gains for the three month period and $262,000 of gross losses net of $168,000 of gross gains for the six month period.

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

5.   OTHER INVESTMENTS
As of June 30, 2008, the Company has committed to invest approximately $12.5 million in other investments primarily in private capital funds, of which approximately $11.2 million has been funded. The carrying value of other investments (which reflects distributions and valuation adjustments) is approximately $4.9 million as of June 30, 2008.

During the six months ended June 30, 2008 the Company made follow-on contributions to 11 existing investments totaling approximately $485,000.  During this same period the Company received a total of approximately $252,000 in distributions from 7 existing investments.

Net gain from other investments for the three and six months ended June 30, 2008 and 2007 is summarized below:

(8)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
Description	2008	2007	2008	2007
Technology-related venture fund	$22,000	--	$22,000	$48,000
Real estate development and operation	--	$21,000	--	56,000
Partnership owning diversified businesses & distressed debt	--	60,000	7,000	307,000
Income from investment in 49% owned affiliate (T.G.I.F. Texas, Inc.)	10,000	30,000	35,000	64,000
Others, net	94,000	254,000	94,000	267,000
Total net gain from other investments	$126,000	$365,000	$158,000	$742,000

In April 2008, the Company received approximately $149,000 of cash proceeds from the redemption of a private equity fund resulting in a gain to the Company of $94,000.

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

6.  DERIVATIVE FINANCIAL INSTRUMENTS
The Company is exposed to interest rate risk through its borrowing activities.  In order to minimize the effect of changes in interest rates, the Company has entered into an interest rate swap contract under which the Company agrees to pay an amount equal to a specified rate of 7.57% times a notional principal approximating the outstanding loan balance, and to receive in return an amount equal to the one month LIBOR rate plus 2.45% times the same notional amount.  The Company designated this interest rate swap contract as a cash flow hedge.  As of June 30, 2008 the fair value (net of 50% minority interest) was an unrealized loss of $277,000 and as of December 31, 2007 the fair value (net of 50% minority interest) of the cash flow hedge was an unrealized loss of $262,000.  These amounts have been recorded as other comprehensive loss and will be reclassified to interest expense over the life of the swap contract.

7. MODIFICATION OF LOAN PAYABLE TO BANK
As previously reported, the loan secured by the Monty’s property includes certain covenants including debt service coverage with which the Company was not in compliance as of December 31, 2007. On March 13, 2008, the Company obtained a notice of forbearance from the lender of the loan, in which the bank agreed to not declare an event of default during the forbearance period (as presently extended). The Company agreed to restructure the loan agreement by providing a collateral pledge in satisfaction of the loan covenants and in April 2008 the Company deposited $2 million into a money market account held at that bank.  The amended loan documents are presently being finalized.

(9)

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

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net Revenues:
Real estate and marina rentals	$832,000	$823,000	$1,686,000	$1,653,000
Food and beverage sales	1,940,000	1,645,000	3,856,000	3,428,000
Spa revenues	201,000	168,000	424,000	379,000
Total Net Revenues	$2,973,000	$2,636,000	$5,966,000	$5,460,000

Income (loss) before income taxes:
Real estate and marina rentals	$110,000	$40,000	$247,000	$145,000
Food and beverage sales	88,000	(52,000)	182,000	11,000
Other investments and related income	(128,000)	64,000	(654,000)	189,000
Total income (loss) before income taxes	$70,000	$52,000	($225,000)	$345,000

(10)

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2004, 2005, 2006 and 2007, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2008.

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

(11)

Item 2.          Management's Discussion and Analysis of
Financial Condition and Results of Operations

RESULTS OF OPERATIONS
The Company reported net losses of approximately $13,000 (or $.01 per share) and approximately $267,000 (or $.26 per share) for the three and six months ended June 30, 2008, respectively. This is as compared with a net loss of approximately $4,000 (or $.003 per share) and net income of approximately $218,000 (or $.21 per share) for the three and six months ended June 30, 2007, respectively.

As discussed below, total revenues for the three and six months ended June 30, 2008 as compared with the same periods in 2007, increased by approximately $337,000 (13%) and $506,000 (9%), respectively.  Total expenses for the three and six months ended June 30, 2008, as compared with the same periods in 2007, increased by approximately $74,000 (2%) and $120,000 (2%), respectively.

REVENUES
Rentals and related revenues for the three and six months ended June 30, 2008 as compared with the same periods in 2007 increased by $19,000 (5%) and $36,000 (5%). The increases were due to increased rental revenue from the Grove Isle property as a result of inflation adjustments as provided in the lease and increased rental revenue from the Monty’s retail space.

Restaurant operations:
Summarized statements of income for the Company’s Monty’s restaurant for the three and six months ended June 30, 2008 and 2007 is presented below:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
Revenues:
Food and Beverage Sales	$1,941,000	$1,645,000	$3,856,000	$3,428,000

Expenses:
Cost of food and beverage sold	506,000	440,000	1,020,000	913,000
Labor and related costs	341,000	335,000	696,000	626,000
Entertainers	56,000	49,000	111,000	103,000
Other food and beverage direct costs	79,000	64,000	149,000	125,000
Other operating costs	93,000	82,000	156,000	155,000
Repairs and maintenance	56,000	57,000	98,000	122,000
Insurance	76,000	85,000	155,000	172,000
Management and accounting fees	22,000	151,000	57,000	232,000
Utilities	62,000	45,000	128,000	94,000
Rent (as allocated)	205,000	176,000	387,000	343,000
Total Expenses	1,496,000	1,484,000	2,957,000	2,885,000

Income before depreciation and minority interest	$445,000	$161,000	$899,000	$543,000

(12)

Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

The following table summarizes the amounts on the table above as a percentage of sales:

All amounts as a percentage of sales	For the three months		For the six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
Revenues:
Food and Beverage Sales	100%	100%	100%	100%

Expenses:
Cost of food and beverage sold	26%	27%	27%	27%
Labor and related costs	18%	20%	18%	18%
Entertainers	3%	3%	3%	3%
Other food and beverage direct costs	4%	4%	4%	3%
Other operating costs	5%	5%	4%	5%
Repairs and maintenance	3%	3%	3%	3%
Insurance	4%	5%	4%	5%
Management fees	1%	9%	1%	7%
Utilities	3%	3%	3%	3%
Rent (as allocated)	10%	11%	10%	10%
Total Expenses	77%	90%	77%	84%

Income before depreciation and minority interest	23%	10%	23%	16%

For the three and six months ended June 30, 2008 as compared with the same periods in 2007 restaurant sales increased by approximately $296,000 (or 18%) and $428,000 (or 12%), respectively. Comparing these same three and six month periods food sales increased by $139,000 (or 14%) and $212,000 (or 10%) and beverage sales increased by $156,000 (or 23%) and $216,000 (or 16%).

For the three and six months ended June 30, 2008 labor and related costs as a percentage of sales were 18% as compared to 20% and 18% for the three and six months ended June 30, 2007, respectively.  This is partially attributable to an increase in less labor intensive beverage sales as a percentage of total sales during the three months ended June 30, 2008.

(13)

Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Marina operations:
Summarized and combined statements of income for marina operations:
(The Company owns 50% of the Monty’s marina and 95% of the Grove Isle marina)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
Marina Revenues:
Monty's dockage fees and related income	$307,000	$314,000	$639,000	$648,000
Grove Isle marina slip owners dues and dockage fees	120,000	123,000	241,000	235,000
Total marina revenues	427,000	437,000	880,000	883,000

Marina Expenses:
Labor and related costs	64,000	59,000	120,000	117,000
Insurance	49,000	50,000	97,000	100,000
Management fees	19,000	19,000	39,000	36,000
Utilities, net of tenant reimbursement	2,000	17,000	(6,000)	34,000
Rent and bay bottom lease expense	59,000	60,000	122,000	122,000
Repairs and maintenance	33,000	52,000	71,000	79,000
Other	27,000	39,000	47,000	59,000
Total marina expenses	253,000	296,000	490,000	547,000

Income before depreciation and minority interest	$174,000	$141,000	$390,000	$336,000

Marina revenue for the three and six months ended June 30, 2008 as compared to the same periods in 2007 remained consistent. Marina expenses for the three and six months ended June 30, 2008 as compared to the same periods in 2007 decreased by approximately $43,000 (or 14%) and $57,000 (or 10%) primarily due to decreased utilities expenses as a result of increased electrical pass through charges to marina tenants.

(14)

Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Spa operations:
Below are summarized statements of income for Grove Isle spa operations. The Company owns 50% of the Grove Isle Spa with the other 50% owned by an affiliate of the Noble House Resorts, the tenant of the Grove Isle Resort:

Summarized statements of income of spa operations	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007
Revenues:
Services provided	$188,000	$155,000	$397,000	$352,000
Membership and other	13,000	13,000	27,000	27,000
Total spa revenues	201,000	168,000	424,000	379,000
Expenses:
Cost of sales (commissions and other)	54,000	39,000	116,000	102,000
Salaries, wages and related	59,000	68,000	121,000	142,000
Other operating expenses	54,000	71,000	88,000	122,000
Management and administrative fees	13,000	9,000	23,000	25,000
Other non-operating expenses	12,000	19,000	24,000	27,000
Total Expenses	192,000	206,000	372,000	418,000

Income (loss) before interest, depreciation and minority interest	$9,000	($38,000)	$52,000	($39,000)

Spa revenues for the three and six months ended June 30, 2008 as compared with the same periods in 2007 increased by $33,000 (or 20%) and $45,000 (or 12%).  The spa is benefiting from increased occupancy and overall improved operations at the Grove Isle resort during 2008.

Net (loss) gain from investments in marketable securities:
Net loss from investments in marketable securities for the three and six months ended June 30 2008 was approximately $27,000 and $215,000, respectively, as compared with a net gain from investments in marketable securities of approximately $124,000 and $250,000 for the same comparable periods in 2007. For further details refer to Note 4 to Condensed Consolidated Financial Statements (unaudited).

Net income from other investments:
Net income from other investments for the three and six months ended June 30, 2008 was approximately $126,000 and $158,000, respectively, as compared with net income of approximately $365,000 and $742,000 for the same comparable periods in 2007. The decrease in income was primarily from a non-recurring 2007 cash distribution from an investment in a bank and in a partnership owning diversified businesses.  For further details refer to Note 5 to Condensed Consolidated Financial Statements (unaudited).

Interest, dividend and other income:
Interest and dividend income for the three and six months ended June 30, 2008 was approximately $248,000 and $336,000, respectively, as compared with approximately $104,000 and $244,000, for the same periods in 2007. The increase from last year in the three and six month periods of $144,000 (or 139%) and $92,000 (or 38%), respectively was primarily the result of real estate commission earned by Courtland Houston, Inc. of approximately $168,000 in June 2008.

(15)

Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

EXPENSES
Expenses for rental and other properties for the three and six months ended June 30, 2008 were consistent with that for the three and six months ended June 30, 2007.

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

Adviser’s base fee for the three and six months ended June 30, 2008 as compared to the same periods in 2007 increased by $30,000 (or 13%) and $60,000 (or 13%).  This was the result of the amendment to the Advisory Agreement effective January 1, 2008, as previously reported.

Professional fees for the three and six months ended June 30, 2008 as compared to the same periods in 2007 decreased by $29,000 (or 31%) and $48,000 (or 27%).  This was due to non-recurring restaurant consulting fees of approximately $28,000 paid in May 2007.

Interest expense for the three and six months ended June 30, 2008 as compared to the same periods in 2007 decreased by $73,000 (or 18%) and $120,000 (or 15%).  This was primarily due to lower interest rates in 2008 versus 2007.

Minority partner’s interest in operating (gains) losses for the three and six months ended June 30, 2008 as compared to the same periods in 2007 increased by $200,000 (or 160%) and $258,000 (or 294%).  This was primarily the result of increased operating gains from the Monty’s operations and from the Grove Isle Spa operations.

EFFECT OF INFLATION:
Inflation affects the costs of operating and maintaining the Company's investments.  In addition, rentals under certain leases are based in part on the lessee's sales and tend to increase with inflation, and certain leases provide for periodic adjustments according to changes in predetermined price indices.

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES
The Company's material commitments in 2008 primarily consist of maturities of debt obligations of approximately $4 million and commitments to fund private capital investments of approximately $1.3 million due upon demand.  The funds necessary to meet these obligations are expected to be available from the proceeds of sales of properties or investments, refinancing, distributions from investments and available cash. The majority of maturing debt obligations for 2008 is a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of approximately $3.7 million.  This amount is due on demand.  The obligation due to TGIF will be paid with funds available from distributions from the Company’s investment in TGIF and from available cash.

(16)

Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

MATERIAL COMPONENTS OF CASH FLOWS
For the six months ended June 30, 2008, net cash provided by operating activities was approximately $1.1 million. This was primarily due to improved cash from operations.

For the six months ended June 30, 2008, net cash provided by investing activities was approximately $838,000. This consisted primarily of approximately $2.2 million in net proceeds from sales of marketable securities and collections of notes receivable of approximately $500,000, partially offset by increased investments in marketable securities of $1.1 million, contributions to other investments of $485,000 and improvements to the Monty’s property of approximately $476,000.

For the six months ended June 30, 2008, net cash used in financing activities was approximately $1.3 million consisting of $2 million restricted cash relating to the loan modification discussed in Note 7. $1 million of this restricted cash was contributed by the Company 50% partner in the Monty’s property.  Repayments of loans accounted for the other $337,000 cash used in financing activities.

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

(17)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMG/COURTLAND PROPERTIES, INC.

Dated: August 13, 2008	/s/ Lawrence Rothstein
President, Treasurer and Secretary
Principal Financial Officer

Dated: August 13, 2008	/s/Carlos Camarotti
Vice President- Finance and Controller
Principal Accounting Officer

(18)