Form 10-Q
period 2008-09-30
HMG COURTLAND PROPERTIES INC
filed 2008-11-13
CIK 311817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended                 September 30, 2008

OR

[ X ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                                                              to

Commission file number      1-7865

                           HMG/COURTLAND PROPERTIES, INC.
           (Exact name of small business issuer as specified in its charter)

Delaware	59-1914299
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1870 S. Bayshore Drive,	Coconut Grove,	Florida	33133

(Address of principal executive offices)	(Zip Code)
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
1,023,955 Common shares were outstanding as of October 31, 2008.

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

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
ASSETS	(UNAUDITED)
Investment properties, net of accumulated depreciation:
Commercial properties	$8,057,202	$7,604,490
Commercial properties- construction in progress	45,995	320,617
Hotel, club and spa facility	4,467,732	4,885,328
Marina properties	2,588,585	2,793,155
Land held for development	27,689	27,689
Total investment properties, net	15,187,203	15,631,279

Cash and cash equivalents	2,446,384	2,599,734
Cash and cash equivalents-restricted	2,011,113	-
Investments in marketable securities	3,215,025	4,818,330
Other investments	4,862,720	4,623,801
Investment in affiliate	3,173,812	3,132,117
Loans, notes and other receivables	813,144	1,218,559
Notes and advances due from related parties	661,096	700,238
Deferred taxes	513,000	233,000
Goodwill	7,728,627	7,728,627
Other assets	695,107	727,534
TOTAL ASSETS	$41,307,231	$41,413,219

LIABILITIES
Mortgages and notes payable	$19,473,954	$19,981,734
Accounts payable and accrued expenses	2,003,822	1,613,734
Interest rate swap contract payable	677,000	525,000
TOTAL LIABILITIES	22,154,776	22,120,468

Minority interests	4,017,930	3,052,540

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; 2,000,000 shares
authorized; none issued	-	-
Excess common stock, $1 par value; 500,000 shares authorized;
none issued	-	-
Common stock, $1 par value; 1,500,000 shares authorized;
1,317,535 shares issued as of September 30, 2008 and
December 31, 2007	1,317,535	1,317,535
Additional paid-in capital	26,585,595	26,585,595
Undistributed gains from sales of properties, net of losses	41,572,120	41,572,120
Undistributed losses from operations	(51,436,391)	(50,406,705)
Accumulated other comprehensive loss	(338,500)	(262,500)
	17,700,359	18,806,045
Less: Treasury stock, at cost (293,580 shares as of
September 30, 2008 and December 31, 2007)	(2,565,834)	(2,565,834)
TOTAL STOCKHOLDERS' EQUITY	15,134,525	16,240,211

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,307,231	$41,413,219

See notes to the condensed consolidated financial statements

(1)

HMG/COURTLAND PROPERTIES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
	Three months ended September 30,		Nine months ended September 30,
REVENUES	2008	2007	2008	2007
Real estate rentals and related revenue	$436,401	$382,791	$1,242,281	$1,153,114
Food & beverage sales	1,350,509	1,334,074	5,206,324	4,762,052
Marina revenues	447,032	408,859	1,327,045	1,291,498
Spa revenues	227,991	156,815	652,063	535,651
Total revenues	2,461,933	2,282,539	8,427,713	7,742,315
EXPENSES
Operating expenses:
Rental and other properties	209,237	207,739	478,813	489,554
Food and beverage cost of sales	370,329	366,993	1,390,691	1,280,020
Food and beverage labor and related costs	377,900	353,615	1,184,991	1,082,699
Food and beverage other operating costs	524,415	503,762	1,654,115	1,742,184
Marina expenses	243,845	244,477	733,529	791,429
Spa expenses	236,928	205,454	604,891	623,739
Depreciation and amortization	345,779	327,218	1,019,927	990,019
Adviser's base fee	255,000	225,000	765,000	675,000
General and administrative	85,760	93,240	246,987	264,383
Professional fees and expenses	102,331	84,030	231,476	262,012
Directors' fees and expenses	30,959	30,999	83,988	71,462
Total operating expenses	2,782,483	2,642,527	8,394,408	8,272,501

Interest expense	329,299	403,195	1,018,403	1,211,960
Minority partners' interests in operating losses of
consolidated entities	(174,946)	(204,832)	(4,904)	(292,570)
Total expenses	2,936,836	2,840,890	9,407,907	9,191,891

Loss before other income and income taxes	(474,903)	(558,351)	(980,194)	(1,449,576)

Net realized and unrealized (loss) gain from investments in marketable securities	(689,073)	118,131	(903,723)	368,536
Net income from other investments	6,969	23,871	165,000	765,746
Interest, dividend and other income	72,639	124,481	409,231	368,576
Total other (loss) income	(609,465)	266,483	(329,492)	1,502,858

(Loss) income before income taxes	(1,084,368)	(291,868)	(1,309,686)	53,282

(Benefit from) provision for income taxes	(322,000)	164,000	(280,000)	291,000
Net loss	$(762,368)	$(455,868)	$(1,029,686)	$(237,718)
Other comprehensive loss:
Unrealized loss on interest rate swap agreement	$(61,000)	$(17,500)	$(76,000)	$(40,000)
Total other comprehensive loss	(61,000)	(17,500)	(76,000)	(40,000)

Comprehensive loss	$(823,368)	$(473,368)	$(1,105,686)	$(277,718)

Net Loss Per Common Share:
Basic and diluted	$(0.74)	$(0.45)	$(1.01)	$(0.23)
Weighted average common shares outstanding-basic & diluted	1,023,955	1,023,955	1,023,955	1,023,955

See notes to the condensed consolidated financial statements

 (2)

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,029,686)	$(237,718)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	1,019,927	990,019
Net income from other investments	(165,000)	(765,746)
Net loss (gain) from investments in marketable securities	903,723	(368,536)
Minority partners' interest in operating income	(4,904)	(292,570)
Deferred income tax (benefit) expense	(280,000)	291,000
Changes in assets and liabilities:
Other assets and other receivables	6,820	67,001
Accounts payable and accrued expenses	386,380	(155,862)
Total adjustments	1,866,946	(234,694)
Net cash provided (used in) by operating activities	837,260	(472,412)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and improvements of properties	(553,851)	(701,361)
Decrease (increase) in notes and advances from related parties	39,142	(21,702)
Additions in mortgage loans and notes receivables	(100,000)	(211,000)
Collections of mortgage loans and notes receivables	509,025	1,207,000
Distributions from other investments	252,235	1,005,187
Contributions to other investments	(495,298)	(1,105,265)
Net proceeds from sales and redemptions of securities	3,092,459	3,424,317
Increase in investments in marketable securities	(2,265,429)	(1,255,599)
Net cash provided by investing activities	478,283	2,341,577

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgages and notes payables	(507,780)	(783,807)
Cash deposited (restricted) to meet bank loan debt covenant	(2,011,113)	-
Contributions from minority partners	1,050,000	479,850
Net cash used in financing activities	(1,468,893)	(303,957)

Net (decrease) increase in cash and cash equivalents	(153,350)	1,565,208

Cash and cash equivalents at beginning of the period	2,599,734	2,412,871

Cash and cash equivalents at end of the period	$2,446,384	$3,978,079

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,018,000	$1,212,000
Cash paid during the period for income taxes	-	-
See notes to the condensed consolidated financial statements

(3)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2007.  The balance sheet as of December 31, 2007 was derived from audited financial statements as of that date. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements include the accounts of HMG/Courtland Properties, Inc. (the "Company") and entities in which the Company owns a majority voting interest or controlling financial interest. All material transactions and balances with consolidated and unconsolidated entities have been eliminated in consolidation or as required under the equity method.

2. RECENT ACCOUNTING PRONOUNCEMENTS
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with U.S. Generally Accepted Accounting Principles (GAAP). The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations” (SFAS 141). SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, until either abandoned or completed, at which point the useful lives will be determined; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. Upon adoption, SFAS 141(R) will not have a significant impact on our Company’s consolidated financial position and results of operations; however, any business combination entered into after the adoption may significantly impact our consolidated financial position and results of operations when compared to acquisitions accounted for under existing GAAP.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value options is determined on an instrument by instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using another measurement attribute. SFAS No. 159 is effective as of the beginning of the first fiscal year that began after November 15, 2007. The adoption of this standard in 2008 has not had a material impact on the Company's consolidated financial statements.

3.   RESULTS OF OPERATIONS FOR MONTY’S RESTAURANT, MARINA AND OFFICE/RETAIL PROPERTY, COCONUT GROVE, FLORIDA
The Company, through two 50%-owned entities, Bayshore Landing, LLC (“Landing”) and Bayshore Rawbar, LLC (“Rawbar”), (collectively, “Bayshore”) owns a restaurant, office/retail and marina property located in Coconut Grove (Miami), Florida known as Monty’s (the “Monty’s Property”).

Summarized combined statement of income for Landing and Rawbar for the three and nine months ended September 30, 2008 and 2007 is presented below (Note: the Company’s ownership percentage in these operations is 50%):

(6)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

Summarized Combined statements of income Bayshore Landing, LLC and Bayshore Rawbar, LLC	For the three months ended September 30, 2008	For the three months ended September 30, 2007	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007

Revenues:
Food and Beverage Sales	$1,350,000	$1,334,000	$5,206,000	$4,762,000
Marina dockage and related	310,000	290,000	949,000	938,000
Retail/mall rental and related	135,000	91,000	341,000	276,000
Total Revenues	1,795,000	1,715,000	6,496,000	5,976,000

Expenses:
Cost of food and beverage sold	371,000	367,000	1,391,000	1,280,000
Labor and related costs	324,000	292,000	1,020,000	918,000
Entertainers	53,000	61,000	164,000	164,000
Other food and beverage related costs	129,000	137,000	435,000	417,000
Other operating costs	50,000	52,000	119,000	197,000
Repairs and maintenance	115,000	91,000	317,000	293,000
Insurance	159,000	155,000	465,000	485,000
Management fees	79,000	69,000	216,000	339,000
Utilities	86,000	79,000	234,000	229,000
Ground rent	230,000	251,000	698,000	698,000
Interest	234,000	244,000	706,000	734,000
Depreciation	198,000	180,000	578,000	536,000
Total Expenses	2,028,000	1,978,000	6,343,000	6,290,000

Net (Loss) income before minority interest	$(233,000)	$(263,000)	$153,000	$(314,000)

For the three months ended September 30, 2008 Landing and Rawbar combined operations reported a loss of $233,000, and for the nine months ended September 30, 2008 reported net income of $153,000.  This is as compared to reported losses of $263,000 and $314,000 during the same comparable periods in 2007, respectively. For the nine month comparable periods the increase of income from a loss of $314,000 to income of $153,000 was primarily due to increased food and beverage revenues and decreased management fees.  Restaurant sales increased by 10% for the nine month periods ended September 30, 2008, as compared to the same period in 2007, respectively. Management fees for the nine month comparable periods decreased primarily due to a non-recurring $100,000 payment to the former manager for termination of the management services portion of the contract in April 2007.

(7)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

4.   INVESTMENTS IN MARKETABLE SECURITIES
Investments in marketable securities consist primarily of large capital corporate equity and debt securities in varying industries or issued by government agencies with readily determinable fair values.  The Company uses Level 1 inputs in measuring fair value of its marketable securities, that is, quoted prices in active markets for identical securities at the measurement date. Consistent with the Company's overall current investment objectives and activities its entire marketable securities portfolio is classified as trading.

Net (loss) gain from investments in marketable securities for the three and nine months ended September 30, 2008 and 2007 is summarized below:

	Three months ended September 30,		Nine months ended September 30,
Description	2008	2007	2008	2007
Net realized gain (loss) from sales of securities	$48,000	$106,000	$(46,000)	$311,000
Unrealized net (loss) gain in trading securities	(737,000)	12,000	(858,000)	58,000
Total net (loss) gain from investments in marketable securities	$(689,000)	$118,000	$(904,000)	$369,000

For the three and nine months ended September 30, 2008 net realized gain (loss) from sales of marketable securities of approximately $48,000 and ($46,000), respectively, consisted of approximately $126,000 of gross gains net of $78,000 of gross losses for the three month period and $340,000 of gross losses net of $294,000 of gross gains for the nine month period.

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

5.   OTHER INVESTMENTS
As of September 30, 2008, the Company has funded $11.2 million of $12.5 million of commitments in other investments primarily in private capital funds. The carrying value of other investments (which reflects distributions and valuation adjustments) is approximately $4.9 million as of September 30, 2008.

During the nine months ended September 30, 2008 the Company made follow-on contributions to 12 existing investments totaling approximately $495,000.  During this same period the Company received a total of approximately $252,000 in distributions from 7 existing investments.

Net gain from other investments for the three and nine months ended September 30, 2008 and 2007 is summarized below:

(8)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
Description	2008	2007	2008	2007
Technology-related venture fund	$--	--	$22,000	$44,000
Real estate development and operation	--	$1,000	--	52,000
Partnership owning diversified businesses & distressed debt	--	140,000	7,000	418,000
Income from investment in 49% owned affiliate (T.G.I.F. Texas, Inc.)	7,000	33,000	42,000	97,000
Restaurant development	--	(150,000)		(150,000)
Others, net	--	--	94,000	305,000
Total net gain from other investments	$7,000	$24,000	$165,000	$766,000

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

(9)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

6.  DERIVATIVE FINANCIAL INSTRUMENTS
The Company is exposed to interest rate risk through its borrowing activities.  In order to minimize the effect of changes in interest rates, the Company has entered into an interest rate swap contract under which the Company agrees to pay an amount equal to a specified rate of 7.57% times a notional principal approximating the outstanding loan balance, and to receive in return an amount equal to the one month LIBOR rate plus 2.45% times the same notional amount.  The Company designated this interest rate swap contract as a cash flow hedge.  The Company uses Level 2 inputs in measuring fair value of its derivative financial instruments, that is, model derived valuations or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of September 30, 2008 the fair value (net of 50% minority interest) was an unrealized loss of $338,000 and as of December 31, 2007 the fair value (net of 50% minority interest) of the cash flow hedge was an unrealized loss of $262,000.  These amounts have been recorded as other comprehensive loss and will be reclassified to interest expense over the life of the swap contract.

7. MODIFICATION OF LOAN PAYABLE TO BANK
As previously reported, the loan secured by the Monty’s property includes certain covenants including debt service coverage with which the Company was not in compliance as of December 31, 2007. In March 2008, the Company obtained a notice of forbearance from the lender of the loan, in which the bank agreed to not declare an event of default during the forbearance period. In October 2008 the Company reached an agreement with the bank and amended the loan as described below:

-
The Company’s 50%-owned subsidiaries Bayshore Landing, LLC and Bayshore Rawbar, LLC (“Borrower”) have granted to the bank a security interest in the Borrowers’ accounts having a balance of $2 million. Withdrawals from these pledged accounts are not permitted.

-
Borrower has also pledged and granted to bank a security interest in a $375,000 cash flow reserve account which can be used for the purposes of calculating the debt coverage ratio. This reserve account was initially funded in October 2008.

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

(10)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

8.  SEGMENT INFORMATION (continued)
	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net Revenues:
Real estate and marina rentals	$883,000	$792,000	$2,569,000	$2,445,000
Food and beverage sales	1,351,000	1,334,000	5,207,000	4,762,000
Spa revenues	228,000	157,000	652,000	535,000
Total Net Revenues	$2,462,000	$2,283,000	$8,428,000	$7,742,000

Income (loss) before income taxes:
Real estate and marina rentals	$118,000	$40,000	$365,000	$185,000
Food and beverage sales	(97,000)	(84,000)	85,000	(73,000)
Other investments and related income	(1,105,000)	(248,000)	(1,760,000)	(59,000)
Total (loss) income before income taxes	$(1,084,000)	$(292,000)	$(1,310,000)	$53,000

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2005, 2006 and 2007, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2008.

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

(11)

Item 2.          Management's Discussion and Analysis of
Financial Condition and Results of Operations

RESULTS OF OPERATIONS
The Company reported net losses of approximately $762,000 (or $.74 per share) and approximately $1,030,000 (or $1.01 per share) for the three and nine months ended September 30, 2008, respectively. This is as compared with net losses of approximately $456,000 (or $.45 per share) and $238,000 (or $.23 per share) for the three and nine months ended September 30, 2007, respectively.

As discussed below, total revenues for the three and nine months ended September 30, 2008 as compared with the same periods in 2007, increased by approximately $179,000 (8%) and $685,000 (9%), respectively.  Total expenses for the three and nine months ended September 30, 2008, as compared with the same periods in 2007, increased by approximately $96,000 (3%) and $216,000 (2%), respectively.

REVENUES
Rentals and related revenues for the three and nine months ended September 30, 2008 as compared with the same periods in 2007 increased by $54,000 (14%) and $89,000 (8%). The increases were primarily due to increased rental revenue from the Monty’s retail space.

Restaurant operations:
Summarized statements of income for the Company’s Monty’s restaurant for the three and nine months ended September 30, 2008 and 2007 is presented below:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007
Revenues:
Food and Beverage Sales	$1,350,000	$1,334,000	$5,206,000	$4,762,000

Expenses:
Cost of food and beverage sold	371,000	367,000	1,391,000	1,280,000
Labor and related costs	324,000	292,000	1,020,000	918,000
Entertainers	54,000	61,000	165,000	164,000
Other food and beverage direct costs	64,000	48,000	213,000	173,000
Other operating costs	66,000	89,000	222,000	244,000
Repairs and maintenance	60,000	53,000	158,000	175,000
Insurance	77,000	78,000	232,000	250,000
Management and accounting fees	47,000	52,000	104,000	284,000
Utilities	66,000	53,000	194,000	147,000
Rent (as allocated)	143,000	143,000	530,000	486,000
Total Expenses	1,272,000	1,236,000	4,229,000	4,121,000

Income before depreciation and minority interest	$78,000	$98,000	$977,000	$641,000

(12)

Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

The following table summarizes the amounts on the table above as a percentage of sales:

All amounts as a percentage of sales	For the three months		For the nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007
Revenues:
Food and Beverage Sales	100%	100%	100%	100%

Expenses:
Cost of food and beverage sold	27%	27%	27%	27%
Labor and related costs	24%	22%	20%	19%
Entertainers	4%	5%	3%	4%
Other food and beverage direct costs	5%	4%	4%	4%
Other operating costs	5%	7%	4%	5%
Repairs and maintenance	4%	4%	3%	4%
Insurance	6%	5%	4%	5%
Management fees	3%	4%	2%	6%
Utilities	5%	4%	4%	3%
Rent (as allocated)	11%	11%	10%	10%
Total Expenses	94%	93%	81%	87%

Income before depreciation and minority interest	6%	7%	19%	13%

For the three and nine months ended September 30, 2008 as compared with the same periods in 2007 restaurant sales increased by approximately $16,000 (or 1%) and $444,000 (or 9%), respectively.

For the three and nine months ended September 30, 2008 labor and related costs as a percentage of sales was 24% and 20%, respectively, as compared to 22% and 19% for the three and nine months ended September 30, 2007, respectively.  These increases are primarily a result of higher management wages.

(13)

Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Marina operations:
Summarized and combined statements of income for marina operations:
(The Company owns 50% of the Monty’s marina and 95% of the Grove Isle marina)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007
Marina Revenues:
Monty's dockage fees and related income	$310,000	$290,000	$949,000	$937,000
Grove Isle marina slip owners dues and dockage fees	137,000	119,000	378,000	354,000
Total marina revenues	447,000	409,000	1,327,000	1,291,000

Marina Expenses:
Labor and related costs	57,000	50,000	177,000	168,000
Insurance	51,000	50,000	148,000	150,000
Management fees	19,000	19,000	58,000	54,000
Utilities, net of tenant reimbursement	9,000	15,000	3,000	48,000
Rent and bay bottom lease expense	59,000	56,000	181,000	178,000
Repairs and maintenance	24,000	45,000	94,000	124,000
Other	25,000	10,000	73,000	69,000
Total marina expenses	244,000	245,000	734,000	791,000

Income before depreciation and minority interest	$203,000	$164,000	$593,000	$500,000

Marina revenues for the three and nine months ended September 30, 2008 as compared to the same periods in 2007 increased by 9% and 3%, respectively, primarily as a result of increased dues at the Grove Isle marina. Marina expenses for the nine months ended September 30, 2008 as compared to the same period in 2007 decreased by approximately $57,000 (or 7%) primarily due to decreased repairs and maintenance expenses.

(14)

Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Spa operations:
Below are summarized statements of income for Grove Isle spa operations. The Company owns 50% of the Grove Isle Spa with the other 50% owned by an affiliate of the Noble House Resorts, the tenant of the Grove Isle Resort:

Summarized statements of income of spa operations	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Revenues:
Services provided	$215,000	$143,000	$612,000	$496,000
Membership and other	13,000	13,000	40,000	40,000
Total spa revenues	228,000	156,000	652,000	536,000
Expenses:
Cost of sales (commissions and other)	86,000	38,000	201,000	141,000
Salaries, wages and related	64,000	66,000	185,000	208,000
Other operating expenses	91,000	81,000	179,000	203,000
Management and administrative fees	11,000	9,000	31,000	34,000
Other non-operating expenses	(15,000)	11,000	9,000	38,000
Total Expenses	237,000	205,000	605,000	624,000

(Loss) income before interest, depreciation and minority interest	$(9,000)	$(49,000)	$47,000	$(88,000)

Spa revenues for the three and nine months ended September 30, 2008 as compared with the same periods in 2007 increased by $72,000 (or 46%) and $116,000 (or 22%).  The spa is benefiting from increased occupancy and overall improved operations at the Grove Isle resort during 2008.

Net (loss) gain from investments in marketable securities:
Net loss from investments in marketable securities for the three and nine months ended September 30 2008 was approximately $689,000 and $904,000, respectively, as compared with a net gain from investments in marketable securities of approximately $118,000 and $368,000 for the same comparable periods in 2007. For further details refer to Note 4 to Condensed Consolidated Financial Statements (unaudited).

Net income from other investments:
Net income from other investments for the three and nine months ended September 30, 2008 was approximately $7,000 and $165,000, respectively, as compared with net income of approximately $24,000 and $766,000 for the same comparable periods in 2007. The decrease in income was primarily from a non-recurring 2007 cash distribution from an investment in a bank and in a partnership owning diversified businesses.  For further details refer to Note 5 to Condensed Consolidated Financial Statements (unaudited).

Interest, dividend and other income:
Interest and dividend income for the three and nine months ended September 30, 2008 was approximately $73,000 and $409,000, respectively, as compared with approximately $124,000 and $368,000, for the same periods in 2007. The decrease from last year in the three month periods of $51,000 (or 41%), was primarily due to lower interest rates and lower dividend income.  The increase from last year in the nine month periods of $41,000 (or 11%) was primarily the result of real estate commission earned by Courtland Houston, Inc. of approximately $168,000 in June 2008, partially offset by lower interest and dividend income.

(15)

Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

EXPENSES
Expenses for rental and other properties for the three and nine months ended September 30, 2008 were consistent with that for the three and nine months ended September 30, 2007.

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

Adviser’s base fee for the three and nine months ended September 30, 2008 as compared to the same periods in 2007 increased by $30,000 (or 13%) and $90,000 (or 13%).  This was the result of the amendment to the Advisory Agreement effective January 1, 2008, as previously reported.

Professional fees for the three months ended September 30, 2008 as compared to the same period in 2007 increased by $18,000 (or 22%), primarily due to legal costs related to loan restructuring.  Professional fees decreased for the nine months ended September 30, 2008 primarily due to non-recurring restaurant consulting fees of approximately $28,000 paid in May 2007.

Interest expense for the three and nine months ended September 30, 2008 as compared to the same periods in 2007 decreased by $74,000 (or 18%) and $194,000 (or 16%).  This was primarily due to lower interest rates in 2008 versus 2007.

Minority partner’s interest in operating (gains) losses for the three and nine months ended September 30, 2008 as compared to the same periods in 2007 decreased by $30,000 (or 15%) and $288,000 (or 98%).  This was primarily the result of increased operating gains from the Monty’s operations and from the Grove Isle Spa operations.

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

(16)

Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

MATERIAL COMPONENTS OF CASH FLOWS
For the nine months ended September 30, 2008, net cash provided by operating activities was approximately $837,000 primarily due to improved restaurant and spa operations.

For the nine months ended September 30, 2008, net cash provided by investing activities was approximately $478,000. This consisted primarily of approximately $3.1 million in net proceeds from sales of marketable securities and collections of notes receivable of approximately $500,000, partially offset by increased investments in marketable securities of $2.3 million, contributions to other investments of $495,000 and improvements to the Monty’s property of approximately $554,000.

For the nine months ended September 30, 2008, net cash used in financing activities was approximately $1.5 million consisting of $2 million restricted cash relating to the loan modification discussed in Note 7. $1 million of this restricted cash was contributed by the Company 50% partner in the Monty’s property.  Repayments of loans accounted for the other $508,000 cash used in financing activities.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Not applicable

Item 4T.  Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of September 30, 2008.

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

(17)

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

(18)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMG/COURTLAND PROPERTIES, INC.

____________________________________
Dated: November 14, 2008	/s/ Lawrence Rothstein
President, Treasurer and Secretary
Principal Financial Officer

____________________________________
Dated: November 14, 2008	/s/Carlos Camarotti
Vice President- Finance and Controller
Principal Accounting Officer

(19)