Form 10-K
period 2008-12-31
HMG COURTLAND PROPERTIES INC
filed 2009-03-31
CIK 311817

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended   December 31, 2008

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

Commission file number: 1-7865

HMG/COURTLAND PROPERTIES, INC.
(Name of Registrant in its Charter)

Delaware	59-1914299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1870 S. Bayshore Drive, Coconut Grove, Florida	33133
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (305) 854-6803

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of class	on which registered:
Common Stock - Par value $1.00 per share	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes   [  ]    No   [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes   [  ]    No   [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)..        Yes [ ]     No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company filer” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer________       Accelerated filer__________

Non-accelerated filer ______        Smaller reporting company___X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act).   Yes [ ]     No [ X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant (excludes shares of voting stock held by directors, executive officers and beneficial owners of more than 10% of the Registrant’s voting stock; however, this does not constitute an admission that any such holder is an "affiliate" for any purpose) based on the closing price of the stock as traded on the American Stock Exchange on March 20, 2009 was $987,302. The number of shares outstanding of the issuer’s common stock, $1 par value as of the latest practicable date: 1,022,583 shares of common stock, $1 par value, as of March 20, 2009.

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

Item 1. Description of Business.
HMG/Courtland Properties, Inc. and subsidiaries (“HMG”, or the “Company”), is a Delaware corporation organized in 1972.  The Company’s business is the ownership and management of income-producing commercial properties and will consider other investments if they offer growth or profit potential.

HMG (excluding its 95% owned subsidiary Courtland Investments, Inc. (“CII”), which files a separate tax return) qualifies for taxation as a real estate investment trust (“REIT”) under the U.S. Internal Revenue Code. In order for a company to qualify as a REIT, it must comply with certain rules specified in the Internal Revenue Code. These include: investing at least 75 percent of total assets in real estate; deriving at least 75 percent of gross income as rents from real property or interest from mortgages on real property; and distributing annually at least 90 percent of taxable income to shareholders in the form of dividends.

The Company’s commercial properties are located in the Coconut Grove section of Miami, Florida and consist of a luxury resort on a private island known as “Grove Isle” with a 50-room hotel, restaurant/banquet facilities, spa, tennis courts and marina with 85 dockage slips and a 50% leasehold interest in “Monty’s”, a facility consisting of a 16,000 square foot indoor/outdoor seafood restaurant adjacent to a marina with 132 dockage slips and a 40,000 square foot office/retail mall building. The Monty’s facility is subject to a ground lease with the City of Miami, Florida which expires in 2035. The Company’s corporate office is also located in Coconut Grove in a 5,000 square foot building.

The Company’s rental and related revenue for each of the years ended December 31, 2008 and 2007 were generated approximately 70% from the Grove Isle property and 30% from the Monty’s property.  Marina and related revenues were generated approximately 70% from the marina at the Monty’s facility, with the other 30% coming from the marina at the Grove Isle facility. The Company’s food and beverage revenue is entirely from the restaurant at the Monty’s facility. Spa revenue is from the Company’s 50% owned spa at Grove Isle. The other 50% of the Spa is owned by the tenant operator of Grove Isle.

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

The Company’s investments in marketable securities include equity and debt securities issued primarily by large capital companies or government agencies with readily determinable fair values in varying industries. This includes real estate investment trusts and mutual funds focusing in commercial real estate activities.  Substantially all of the Company’s marketable securities investments are in companies listed on major national stock markets, however the overall investment portfolio and some of the Company’s investment strategies could be viewed as risky and the market values of the portfolio may be subject to fluctuations. Consistent with the Company's overall investment objectives and activities, management classifies all marketable securities as being held in a trading portfolio.  Accordingly, all unrealized gains and losses on the Company's investments in marketable securities are recorded in the consolidated statements of comprehensive income. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Information regarding the amounts and types of investments in marketable securities is set forth in Note 4 of the Notes to Consolidated Financial Statements.

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

Reference is made to Item 13. Certain Relationships and Related Transactions for discussion of the Company’s organizational structure and related party transactions.

Investment in affiliate.
The Company’s investment in affiliate consists of a 49% equity interest in T.G.I.F. Texas, Inc. (TGIF).  TGIF is a Texas Corporation with investments primarily consisting of promissory notes receivable from its shareholders including CII and Maurice Wiener, the Chairman of the Company. This investment’s carrying value as of December 31, 2008 and 2007 was approximately $2.9 and $3.1 million. CII’s note payable to TGIF which is due on demand was approximately $3.7 million as of December 31, 2008 and 2007. Reference is made to Item 6. Liquidity, Capital Expenditure Requirements and Capital Resources.

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

The Company has the right to certain trademarks and service marks commonly known as “Monty Trainer’s”, “Monty’s Stone Crab”, “Monty’s Conch”, “Monty’s” and “Monty’s Marina”, together with certain other trademarks, trade secrets, unique features, concepts, designs, operating procedures, recipes and materials used in connection with the operation of the restaurant.  The Company regards its trademarks and other proprietary rights as valuable assets which are essential to the related operations.  The Company will vigorously monitor and protect its trademarks against infringement and dilution where legally feasible and appropriate.

Employees.
The Company’s management is provided in accordance with its Advisory Agreement (the “Agreement”) with the HMG Advisory Corp. (“the Adviser”), as described below under “Terms of the Agreement”. Reference is also made to Item 13. Certain Relationships and Related Transactions. There is one employee at an 80%-owned subsidiary of CII which performs services in real estate leasing for which the Company receives commissions.

As of December 31, 2008 the Company’s 50%-owned subsidiary and operator of the Monty’s restaurant, Bayshore Rawbar, LLC (“BSRB”), employed approximately 94 hourly employees and two salaried employees. Reference is made to discussion of restaurant, marina and mall in
Item 2. Description of Property.

The restaurant operation is subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime.  Some states, including Florida, have set minimum wage requirements higher than the federal level.  Significant  numbers of hourly  personnel at our restaurants  are  paid  at  rates  related  to the  Florida  minimum  wage  and, accordingly,  increases in the minimum wage will  increase  labor costs.  We are also subject to the Americans With Disability Act of 1990 (ADA),  which,  among other  things,  may  require  certain  renovations  to our  restaurants  to meet federally  mandated  requirements.  The cost of any such renovations is not expected to materially affect us.

We are not aware of any statute, ordinance, rule or regulation under present consideration which would significantly limit or restrict our business as now conducted. None of our employees are represented by collective bargaining organizations. We consider our labor relations to be favorable.

Terms of the Advisory Agreement.  Under the terms of the Agreement, the Adviser serves as the Company's investment adviser and, under the supervision of the directors of the Company, administers the day-to-day operations of the Company.  All officers of the Company who are officers of the Adviser are compensated solely by the Adviser for their services.  The Agreement is renewable annually upon the approval of a majority of the directors of the Company who are not affiliated with the Adviser and a majority of the Company's shareholders.  The contract may be terminated at any time on 120 days written notice by the Adviser or upon 60 days written notice by a majority of the unaffiliated directors of the Company or the holders of a majority of the Company's outstanding shares.

On August 14, 2008, the shareholders approved the renewal of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2009, and expiring December 31, 2009.

The Adviser is majority owned by Mr. Wiener with the remaining shares owned by certain officers, including Mr. Rothstein.  The officers and directors of the Adviser are as follows: Maurice Wiener, Chairman of the Board and Chief Executive officer; Larry Rothstein, President, Treasurer, Secretary and Director; and Carlos Camarotti, Vice President - Finance and Assistant Secretary.

Advisory Fees.   For the years ended December 31, 2008 and 2007, the Company and its subsidiaries incurred Adviser fees of approximately $1,076,000 and $989,000, respectively, of which $1,020,000 and $900,000 represented regular compensation for 2008 and 2007, respectively and approximately $56,000 and $89,000 represented incentive compensation for 2008 and 2007, respectively. The Adviser is also the manager for certain of the Company's affiliates and received management fees of approximately $44,000 and $41,000 in 2008 and 2007, respectively for such services. Included in fees for 2008 and 2007 was $25,000 of management fees earned relating to management of the Monty’s restaurant operations.

Item 2. Description of Property.

Grove Isle Hotel, Club and Marina (“Grove Isle”) (Coconut Grove, Florida).   The Company has owned Grove Isle since 1993 and leases the property to a qualified luxury resort manager to operate the resort.  The Grove Isle resort includes a 50 room hotel, renowned restaurant and banquet facilities, a first class spa, tennis courts and an 85-boat slip marina.  It is located on 7 acres of a private island in Coconut Grove, Florida, known as "Grove Isle".

In November 2008 the lessee of Grove Isle, Westgroup Grove Isle Associates, Ltd., an affiliate of Noble House Resorts, Inc. (“NHR”) assigned its leasehold interest to Grove Hotel Partners, LLC an affiliate of Grand Heritage Hotel Group, LLC (“GH”). GH operates over a dozen independent hotels and resorts across North America and Mexico. The Company approved the assignment of the lease to GH which assumed all terms of the original lease with NHR.  The lease termination date remains November 30, 2016, if not extended as provided in the lease. Base rent was $1,137,000 for the year ended December 31, 2008 and increases to $1,184,000 in 2009 after annual inflation adjustment provided in the lease. The lease also calls for participation rent consisting of a portion of operating surplus, as defined.  Participation rent when and if due is payable at end of each lease year. There has been no participation rent since the inception of the lease.

In conjunction with the aforementioned lease assignment, NHR also assigned its 50% interest in the Grove Isle Spa, LLC (“GS”) to GH which will manage the day to day operations of the spa.  The Grove Isle spa began operations in the first quarter of 2005. The spa operates under the name “Spa Terre at the Grove” and offers a variety of body treatments, salon services, facial care and massage therapies.

The Grove Isle property is encumbered by a mortgage note payable with an outstanding balance of approximately $3.8 million and $3.9 million as of December 31, 2008 and 2007, respectively.  This loan calls for monthly principal payments of $10,000 with all outstanding principal and interest due at maturity on September 29, 2010.  Interest on outstanding principal is due monthly at an annual rate of 2.5% plus the one-month LIBOR Rate. In December 2004, this loan was modified to include an increase in the loan balance outstanding of $1 million.  This additional borrowed amount (less loan costs) was loaned to GS to partially fund the construction of the Spa Property. In November 2008, in conjunction with the aforementioned lease assignment this note was repaid in full.

As of December 31, 2008, 6 of the 85 yacht slips at the facility are owned by the Company and the other 79 are owned by unrelated individuals or their entities. The Company operates and maintains all aspects of the Grove Isle marina for an annual management fee from the slip owners to cover operational expenses. In addition the Company rents the unsold slips to boat owners on a short term basis.

Restaurant, marina and mall (“Monty’s”) (Coconut Grove, Florida).
In August 2004, the Company, through two 50%-owned entities, Bayshore Landing, LLC (“Landing”) and Bayshore Rawbar, LLC (“BSRB”), (collectively, “Bayshore”) purchased a restaurant, office/retail and marina property located in Coconut Grove (Miami), Florida known as Monty’s.  The other 50% owner of Bayshore is The Christoph Family Trust (the “Trust” or “CFT”). Members of the Trust are experienced real estate and marina operators.

The Monty’s property consists of a two story building with approximately 40,000 rentable square feet and approximately 3.7 acres of land and submerged land with a 132-boat slip marina. It includes a 16,000 square foot indoor-outdoor raw bar restaurant known as Monty’s Raw Bar and 24,000 net rentable square footage of office/retail space leased to tenants operating boating and marina related businesses.  Monty’s Raw Bar has operated in the same location since 1969 and is an established culinary landmark in South Florida.  It is a casual restaurant and bar located next to the picturesque Monty’s marina.

Total cost of improvements to the Monty’s property since its acquisition in 2004 is approximately $6 million as of December 31, 2008.

The Monty’s property is subject to a ground lease with the City of Miami, Florida expiring in 2035. Under the lease, Landing pays percentage rent ranging from 5% to 15% of gross revenues from various components of the property.

The Monty’s property is encumbered by a loan mortgage payable to a bank with an outstanding principal balance of $11.8 million as of December 31, 2008. The loan is repayable in equal monthly principal payments necessary to fully amortize the principal amount over the remaining term of the loan maturing in February 2021, plus accrued interest.  In conjunction with this loan Bayshore entered into an interest rate swap agreement to manage their exposure to interest rate fluctuation through the entire term of the mortgage.  The effect of the swap agreement is to provide a fixed interest rate of 7.57%.

Through March 31, 2007 the operations of the Monty’s restaurant were managed by RMI, Inc. (the “RMI”) whose principal and his related entities had managed the restaurant for the last 16 years.  Effective April 1, 2007 the Company, through its 50% owned subsidiary, BSRB took over the operations and hired a restaurant general manager.  Essentially all employees of RMI as of March 31, 2007 were hired by BSRB and there was no disruption in operations. Under an amended management agreement BSRB retained RMI to perform accounting related administrative functions only. For the year ended December 31, 2008 and under the amended management agreement with RMI, BSRB paid RMI $114,000 (or $9,500 per month) for accounting and related service.  The amended management agreement is renewable on an annual basis. In October 2008 the agreement with RMI was renewed and extended through the year ended December 31, 2009 under the same terms of the prior agreement.

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

Item 3. Legal Proceedings
None.

Item 4.  Submission of Matters to a Vote of Security Holders.
At the Company’s annual meeting, held on August 14, 2008, the shareholders approved the renewal of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2009 and expiring December 31, 2009 (Reference is made to Item 1. Business), and reelected the Company's Board of Directors by the following votes:

	Number of votes
	For	Against/Withheld
Directors:
Walter G. Arader	965,464	31,599
Harvey Comita	965,464	31,599
Lawrence Rothstein	971,864	25,199
Maurice Wiener	971,864	25,199
Clinton A. Stuntebeck	971,864	25,199

Renewal of Advisory Agreement	633,100	116,708

The number of votes for the renewal and amendment of the Advisory Agreement represents a majority of the votes cast at the meeting.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

Part II.

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

The high and low per share closing sales prices of the Company's stock on the NYSE Amex Exchange (ticker symbol: HMG) for each quarter during the past two years were as follows:

	High	Low
March 31, 2008	$10.00	$8.60
June 30, 2008	$8.80	$7.20
September 30, 2008	$7.59	$4.56
December 31, 2008	$5.20	$2.05

March 31, 2007	$13.94	$12.09
June 30, 2007	$13.11	$12.47
September 30, 2007	$13.20	$11.06
December 31, 2007	$12.40	$10.20

No dividends were declared or paid during 2008 and 2007. The Company's policy has been to pay dividends as are necessary for it to qualify for taxation as a REIT under the Internal Revenue Code.

As of March 20, 2009, there were 409 holders of record of the Company's common stock.

In 2008 the Company purchased 1,372 shares of its common stock for $4,801 representing the aggregate market value paid for the shares.

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

Item 6. Selected Financial Data:
Not applicable to the Company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates.
Securities and Exchange Commission Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies and methods used in the preparation of the financial statements.  Note 1 of the consolidated financial statements, included elsewhere on this Annual Report of Form 10-K, includes a summary of the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements.  The Company believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the Company’s financial statements:

Marketable Securities.  Consistent with the Company's overall investment objectives and activities, management has classified its entire marketable securities portfolio as trading. As a result, all unrealized gains and losses on the Company's investment portfolio are included in the Consolidated Statement of Comprehensive Income. Our investments in trading equity and debt marketable securities are carried at fair value and based on quoted market prices or other observable inputs. Marketable securities are subject to fluctuations in value in accordance with market conditions.

Other Investments.  The Company’s other investments consist primarily of nominal equity interests in various privately-held entities, including limited partnerships whose purpose is to invest venture capital funds in growth-oriented enterprises.  The Company does not have significant influence over any investee and the Company’s investment represents less than 3% of the investee’s ownership. None of these investments meet the criteria of accounting under the equity method and are carried at cost less distributions and other than temporary unrealized losses. These investments do not have available quoted market prices, so we must rely on valuations and related reports and information provided to us by those entities. These valuations are by their nature subject to estimates which could change significantly from period to period. The Company regularly reviews the underlying assets in its other investment portfolio for events, including but not limited to bankruptcies, closures and declines in estimated fair value, that may indicate the investment has suffered an other-than-temporary decline in value.  When a decline is deemed other-than-temporary, we permanently reduce the cost basis component of the investments to its estimated fair value, and the loss is recorded as a component of net income from other investments. As such, any recoveries in the value of the investments will not be recognized until the investments are sold.

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

Results of Operations:
For the years ended December 31, 2008 and 2007, the Company reported a net loss of approximately $1,617,000 (or $1.58 per share) and $443,000 (or $.43 per share), respectively.

Revenues:
Total revenues for the year ended December 31, 2008 as compared with that of 2007 increased by approximately $589,000 (or 6%).  This increase was primarily due to an increase in real estate rentals and related revenues and increased restaurant revenues, as discussed below.

Real estate and related revenue:
Real estate rentals and related revenue increased by approximately $138,000 (or 9%) for the year ended December 31, 2008 as compared with 2007.  This increase was the result of increased rental income from the Monty’s office/retail space of approximately $106,000 and increased rental revenue from Grove Isle of $32,000 due to inflation adjustments.  As of December 31, 2008 approximately 21,000 square feet of office/retail space is leased and expected to generate approximately $419,000 total rent and related revenue on annualized basis.

Monty’s restaurant operations:
Summarized statement of income of the Monty’s restaurant operations for the years ended December 31, 2008 and 2007 is presented below (Note: the information below represents 100% of the restaurant operations while the Company’s ownership percentage in these operations is 50%):

Summarized statements of income of Monty’s restaurant	Year ended December 31, 2008	Percentage of sales	Year ended December 31, 2007	Percentage of sales
Revenues:
Food and Beverage Sales	$6,697,000	100%	$6,344,000	100%
Expenses:
Cost of food and beverage sold	1,794,000	26.8%	1,720,000	27.1%
Labor, entertainment and related costs	1,557,000	23.2%	1,451,000	22.9%
Other food and beverage related costs	287,000	4.3%	246,000	3.9%
Other operating costs	529,000	7.9%	555,000	8.7%
Insurance	318,000	4.7%	332,000	5.2%
Management and accounting fees	140,000	2.1%	325,000	5.1%
Utilities	255,000	3.8%	209,000	3.3%
Rent (as allocated)	688,000	10.3%	651,000	10.3%
Total Expenses	5,568,000	83.1%	5,489,000	86.5%

Income before loss on disposal of assets, depreciation and minority interest	$1,129,000	16.9%	$855,000	13.5%

The Monty’s restaurant is subject to seasonal fluctuations in sales.  January through May sales typically account for over 50% of annual sales.

Sales in 2008 as compared with 2007 increased by approximately 6% primarily due to menu price increases.

Expenses in 2008 were generally consistent with that in 2007.  The decrease in Management and accounting fees was due to the change in April 2007 of the management of the restaurant which resulted in the hiring of in-house general manager. In 2007 management fees paid to the former manager were included in management and accounting fees whereas in 2008 the in-house manger’s salary is included in labor costs. The former management company was retained to perform accounting and related services only for $114,000 per year.

Grove Isle and Monty’s marina operations:
The Grove Isle marina operates for the benefit of the slip owners and maintains all aspects of the marina in exchange for an annual maintenance fee from the slip owners to cover operational expenses. As of December 31, 2008 and 2007, 79 of the 85 slips were owned by unrelated individuals or entities, the remaining 6 slips are owned by the Company.  The Company rents the unsold slips to boat owners on a short term basis.

The Monty’s marina consists of 132 boat slips of which approximately 30 slips are leased on a long term basis (more than one year) to tenants of the upland property, and the others are available for rent to the public.

Total marina revenues increased by approximately $40,000 (or 2%) for the year ended December 31, 2008 as compared with 2007 primarily as a result of increased member dues at the Grove Isle marina. Marina expense for the year ended December 31, 2008 as compared with 2007 remained consistent with the exception of decreased utilities expense resulting from increased electrical usage reimbursements from tenants at Monty’s marina and decreased repairs and maintenance at the Grove Isle marina.

Summarized and combined statements of income from marina operations:
(The Company owns 50% of the Monty’s marina and 95% of the Grove Isle marina)

	Grove Isle Marina	Monty’s Marina	Combined marina operations	Combined marina operations
Summarized statements of income of marina operations	Year ended December 31, 2008	Year ended December 31, 2008	Year ended December 31, 2008	Year ended December 31, 2007
Revenues:
Dockage fees and related income	$104,000	$1,235,000	$1,339,000	$1,336,000
Grove Isle marina slip owners dues	420,000	-	420,000	383,000
Total marina revenues	524,000	1,235,000	1,759,000	1,719,000
Expenses:
Labor and related costs	247,000	-	247,000	232,000
Insurance	59,000	135,000	194,000	201,000
Management fees	40,000	37,000	77,000	73,000
Utilities (net of reimbursements)	25,000	-	25,000	60,000
Bay bottom lease	38,000	198,000	236,000	237,000
Repairs and maintenance	41,000	74,000	115,000	154,000
Other	24,000	50,000	74,000	104,000
Total Expenses	474,000	494,000	968,000	1,061,000

Income before interest, depreciation and minority interest	$50,000	$741,000	$791,000	$658,000

Grove Isle spa operations:

Spa revenues increased by $58,000 (or 8%), primarily in increased massage revenue. This was partially the result of continued exposure to guests of the Grove Isle resort which has increased promotions of hotel accommodations offering spa packages.

Spa expenses decreased by $159,000 (or 19%), primarily due to the reversal of approximately $86,000 in certain technical fees which had been charged to the Spa by the former tenant-operator of the Spa since 2005. This was done in conjunction with the aforementioned Grove Isle lease assumption in November 2008.  Employee wages and related costs also decreased by approximately $63,000 in 2008 as compared with 2007 as a result of a reduction in staff.

Below is a summarized income statement for these operations for the year ended December 31, 2008 and 2007.  The Company owns 50% of the Grove Isle Spa with the other 50% owned by an affiliate of the Grand Heritage Hotel Group, the tenant operator of the Grove Isle Resort.

Grove Isle Spa Summarized statement of income	For the year ended December 31, 2008	For the year ended December 31, 2007
Revenues:
Services provided	$754,000	$688,000
Membership and other	45,000	53,000
Total spa revenues	799,000	741,000
Expenses:
Cost of sales (commissions and other)	246,000	188,000
Salaries, wages and related	233,000	296,000
Other operating costs	145,000	259,000
Management and administrative fees	43,000	45,000
Other	-	44,000
Total Expenses	667,000	832,000

Income (loss) before interest, depreciation, minority interest and income taxes	$132,000	($91,000)

Expenses:
Total expenses for the year ended December 31, 2008 as compared to that of 2007 increased by approximately $55,000 (or less than 1%). Food and beverage costs are solely from the Monty’s restaurant operations.  Spa expenses are solely from the Grove Isle spa operations.  Marina expenses are from both the Monty’s and Grove Isle marinas. Summarized income statements and discussion of significant changes in expenses for each of these operations are presented above.

Operating expenses of rental and other properties for the year ended December 31, 2008 were consistent with 2007.

Depreciation and amortization expense increased by approximately $87,000 (or 7%) primarily increased purchases of fixed assets and improvements at the Monty’s restaurant in 2008 and the write off of unamortized deferred loan costs at Grove Isle Spa.

Interest expense decreased by approximately $262,000 (or 16%) for year ended December 31, 2008 as compared to 2007.  This was due to decreased interest rates and as a result of loan principal reductions of approximately $684,000 during the year ended December 31, 2008.

Adviser’s base fee expense increased by $120,000 (or 13%) for year ended December 31, 2008 as compared to 2007 as a result of the amendment to the Advisory Agreement effective January 1, 2008, as previously reported.

General and administrative expense decreased by approximately $31,000 (or 9%) for year ended December 31, 2008 as compared to 2007.  This was due to decreased corporate general liability insurance of approximately $17,000 and decreased other taxes of approximately $14,000.

Professional fees decreased by approximately $20,000 (or 6%) for the year ended December 31, 2008 as compared to 2007.  This was primarily due to decreased legal and consulting expenses relating to the Monty’s facility.

Other Income:

Net gain (loss) from investments in marketable securities:
Net gain from investments in marketable securities, including marketable securities distributed by partnerships in which the Company owns minority positions, for the years ended December 31, 2008 and 2007, is as follows:

Description	2008	2007
Net realized (loss) gain from sales of marketable securities	($53,000)	$249,000
Unrealized net loss in marketable securities	(1,383,000)	(135,000)
Total net gain (loss) from investments in marketable securities	($1,436,000)	$114,000

Net realized gain from sales of marketable securities consisted of approximately $435,000 of gains net of $488,000 of losses for the year ended December 31, 2008.  The comparable amounts in fiscal year 2007 were gains of approximately $516,000 net of $267,000 of losses.

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

Net income from other investments is summarized below:
	2008	2007
Partnerships owning stocks and bonds (a)	$392,000	$143,000
Venture capital funds – diversified businesses (b)	208,000	438,000
Real estate and related	(38,000)	(6,000)
Venture capital funds – technology & communications	22,000	(125,000)
Income from investment in 49% owned affiliate (c)	40,000	107,000
Restaurant development & operation (d)	-	(150,000)
Other	4,000	320,000
Totals	$628,000	$727,000

(a)	In 2008 and 2007 amounts consist of gains from the full redemption of investments in private capital funds that invested in equities, debt or debt like securities.
(b)
In 2008 and 2007 amounts consist primarily of gains from distributions of investments in two private limited partnerships which own interests in various diversified businesses, primarily in the manufacturing and production related sectors.

(c)
This gain represents income from the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”). In December 2008 and 2007 TGIF declared and paid a cash dividend of the Company’s portion of which was approximately $224,000 and $140,000, respectively. These dividends were recorded as reduction in the investment carrying value as required under the equity method of accounting for investments.

(d)
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

Net income or loss from other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net earnings. However, the amount of investment gain or loss from other investments for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

Interest, dividend and other income
Interest, dividend and other income for years ended December 31, 2008 and 2007 was approximately $509,000 and $541,000, respectively. The decrease of approximately $32,000 (or 6%) was primarily due to lower interest rates, repayments of notes receivable and lower dividend income as a result of sales of securities. This decrease was partially offset by increased real estate commissions earned by Courtland Houston, Inc. of approximately $151,000.

Benefit from income taxes:
Benefit from income taxes for the years ended December 31, 2008 and 2007 was $130,000 and $157,000, respectively.

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amount and the tax basis of assets and liabilities at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. As a result of timing differences associated with the carrying value of other investments, unrealized gains and losses of marketable securities, depreciable assets and the future benefit of a net operating loss, as of December 31, 2008 and 2007, the Company has recorded a net deferred tax asset of $366,000 and $233,000, respectively.  A valuation allowance against deferred tax asset has not been established as management believes it is more likely than not, based on the Company’s previous history and expectation of future taxable income before expiration, that these assets will be realized.

Effect of Inflation.
Inflation affects the costs of operating and maintaining the Company's investments.  In addition, rentals under certain leases are based in part on the lessee's sales and tend to increase with inflation, and certain leases provide for periodic adjustments according to changes in predetermined price indices.

Liquidity, Capital Expenditure Requirements and Capital Resources. The Company's material commitments primarily consist of maturities of debt obligations of approximately $4.4 million in 2009 and contributions committed to other investments of approximately $1.1 million due upon demand.  The funds necessary to meet these obligations are expected from the proceeds from the sales of properties or investments, bank construction loan, refinancing of existing bank loans, distributions from investments and available cash.  Included in the maturing debt obligations for 2009 is a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) ( Reference is made to Item 12 Certain Relationships and Related Transactions) of approximately $3.7 million.  This amount is due on demand.  The obligation due to TGIF will be paid with funds available from distributions from its investment in TGIF and from available cash.

A summary of the Company’s contractual cash obligations at December 31, 2008 is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Mortgages and notes payable	$19,298,000	$4,388,000	$5,077,000	$1,598,000	$8,235,000
Other investments commitments (a)	1,121,000	1,121,000	--	--	--
Total	$20,419,000	$5,509,000	$5,077,000	$1,598,000	$8,235,000

(a)
The timing of amounts due under commitments for other investments is determined by the managing partners of the individual investments.  These amounts are reflected as due in less than one year although the actual funding may not be required until some time in the future.

Material Changes in Operating, Investing and Financing Cash Flows.
The Company’s cash flows are generated primarily from its real estate net rental and related activities, sales of marketable securities, distributions from other investments and borrowings.

For the year ended December 31, 2008 the Company’s net cash provided by operating activities was approximately $241,000.  This was primarily from real estate net rental and related activities. The Company believes that there will be sufficient cash flows in the next year to meet its operating requirements.

For the year ended December 31, 2008, the net cash provided by investing activities was approximately $1.8 million.  This included sources of cash consisting of proceeds from the sales and redemptions of marketable securities of $3.8 million, cash distributions from other investments of $1.8 million and collections of mortgages and notes receivable of $612,000.  These sources of cash were partially offset by purchases of marketable securities of $3.2 million, contributions to other investments of $659,000 and improvements of properties of $601,000.

For the year ended December 31, 2008, net cash used in financing activities was approximately $1.2 million.  This consisted of $2.4 million cash deposited and restricted relating to the loan modification obtained from the lender bank of the Monty’s facility, as previously reported, repayments of mortgages and notes payable of $684,000 less contributions from minority partners of $1.8 million.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risks.
Not Applicable to the Company.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm	22.

Consolidated balance sheets as of December 31, 2008 and 2007	23.

Consolidated statements of comprehensive income for the
years ended December 31, 2008 and 2007	24.

Consolidated statements of changes in stockholders' equity
for the years ended December 31, 2008 and 2007	25.

Consolidated statements of cash flows for the
years ended December 31, 2008 and 2007	26.

Notes to consolidated financial statements	27.

Berenfeld Spritzer Shechter & Sheer LLP; Certified Public Accountants and Advisors
401 East Las Olas Boulevard, Suite 1090
Ft. Lauderdale, Florida  33301
Telephone (954) 728-3740 Fax (954) 728-3798

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of HMG/Courtland Properties, Inc. and Subsidiaries

We have audited the accompanying consolidated balances sheets of HMG/Courtland Properties, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the years in the two year period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HMG/Courtland Properties, Inc. and Subsidiaries at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Berenfeld Spritzer Shechter & Sheer LLP

Berenfeld Spritzer Shechter & Sheer LLP;
Certified Public Accountants and Advisors
March 20, 2009
Ft. Lauderdale, Florida

HMG/COURTLAND PROPERTIES, INC. AND
SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007
	December 31,	December 31,
	2008	2007
ASSETS
Investment properties, net of accumulated depreciation:
Commercial properties	$7,961,765	$7,604,490
Commercial properties- construction in progress	-	320,617
Hotel, club and spa facility	4,338,826	4,885,328
Marina properties	2,566,063	2,793,155
Land held for development	27,689	27,689
Total investment properties, net	14,894,343	15,631,279

Cash and cash equivalents	3,369,577	2,599,734
Cash and cash equivalents-restricted	2,390,430	-
Investments in marketable securities	3,295,391	4,818,330
Other investments	3,733,101	4,623,801
Investment in affiliate	2,947,758	3,132,117
Loans, notes and other receivables	621,630	1,218,559
Notes and advances due from related parties	587,683	616,968
Deferred taxes	366,000	233,000
Goodwill	7,728,627	7,728,627
Other assets	888,535	727,534
TOTAL ASSETS	$40,823,075	$41,329,949

LIABILITIES
Mortgages and notes payable	$19,297,560	$19,981,734
Accounts payable, accrued expenses and other liabilities	1,577,115	1,530,464
Interest rate swap contract payable	2,156,000	525,000
TOTAL LIABILITIES	23,030,675	22,037,198

Minority interests	3,989,561	3,052,540

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; 2,000,000 shares
authorized; none issued	-	-
Excess common stock, $1 par value;500,000 shares authorized;
none issued	-	-
Common stock, $1 par value; 1,500,000 shares authorized and
1,317,535 shares issued as of December 31, 2008 & 2007	1,317,535	1,317,535
Additional paid-in capital	26,585,595	26,585,595
Undistributed gains from sales of properties, net of losses	41,572,120	41,572,120
Undistributed losses from operations	(52,023,776)	(50,406,705)
Accumulated other comprehensive loss	(1,078,000)	(262,500)
	16,373,474	18,806,045
Less: Treasury stock, at cost (294,952 and 293,580 shares as of
December 31, 2008 & 2007, respectively)	(2,570,635)	(2,565,834)
TOTAL STOCKHOLDERS' EQUITY	13,802,839	16,240,211

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$40,823,075	$41,329,949

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

REVENUES	2008	2007
Real estate rentals and related revenue	$1,677,949	$1,539,906
Food & beverage sales	6,696,816	6,344,133
Marina revenues	1,759,386	1,718,933
Spa revenues	799,011	740,890
Total revenues	10,933,162	10,343,862

EXPENSES
Operating expenses:
Rental and other properties	773,251	763,839
Food and beverage cost of sales	1,793,807	1,719,911
Food and beverage labor and related costs	1,556,906	1,451,142
Food and beverage other operating costs	2,216,260	2,301,804
Marina expenses	967,696	1,061,494
Spa expenses	667,134	831,765
Depreciation and amortization	1,384,928	1,298,047
Adviser's base fee	1,020,000	900,000
General and administrative	316,020	346,884
Professional fees and expenses	309,458	329,880
Directors' fees and expenses	115,072	99,160
Total operating expenses	11,120,532	11,103,926

Interest expense	1,332,706	1,594,246
Minority partners' interests in operating loss of
consolidated entities	(72,030)	(371,930)
Total expenses	12,381,208	12,326,242

Loss before other income and income taxes	(1,448,046)	(1,982,380)

Net realized and unrealized (loss) gain from investments in marketable securities	(1,436,224)	113,993
Net income from other investments	627,936	727,461
Interest, dividend and other income	509,263	541,330
Total other income (loss)	(299,025)	1,382,784

Loss before income taxes	(1,747,071)	(599,596)

Benefit from income taxes	(130,000)	(157,000)
Net loss	$(1,617,071)	$(442,596)

Other comprehensive income (loss):
Unrealized loss on interest rate swap agreement	$(815,500)	$(240,000)
Total other comprehensive loss	(815,500)	(240,000)

Comprehensive loss	$(2,432,571)	$(682,596)

Basic and diluted Net Loss per Common Share	$(1.58)	$(0.43)

Weighted average common shares outstanding basic and diluted	1,023,919	1,023,955

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common Stock		Additional Paid-In	Undistributed Gains from Sales of Properties Net	Undistributed Losses from	Comprehensive	Accumulated Other Compre-hensive	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	of Losses	Operations	Income (loss)	Income (loss)	Shares	Cost	Equity

Balance as of January 1, 2007	1,317,535	$1,317,535	$26,585,595	$41,572,120	$(49,964,109)		$(22,500)	293,580	$(2,565,834)	$16,922,807

Net loss					(442,596)	(442,596)				(442,596)
Other comprehensive income:
Unrealized loss on interest rate swap contract						(240,000)	(240,000)			(240,000)
Comprehensive income (loss)						(682,596)

Balance as of December 31, 2007	1,317,535	1,317,535	26,585,595	41,572,120	(50,406,705)		(262,500)	293,580	(2,565,834)	16,240,211

Net loss					(1,617,071)	(1,617,071)				(1,617,071)
Other comprehensive income:
Unrealized loss on interest rate swap contract						(815,500)	(815,500)			(815,500)
Comprehensive loss						(2,432,571)

Purchase of treasury stock								1,372	(4,801)	(4,801)

Balance as of December 31, 2008	1,317,535	$1,317,535	$26,585,595	$41,572,120	$(52,023,776)		$(1,078,000)	294,952	$(2,570,635)	$13,802,839

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,617,071)	$(442,596)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	1,384,928	1,298,047
Net income from other investments	(627,936)	(727,461)
Net gain from investments in marketable securities	1,436,224	(113,993)
Minority partners' interest in operating losses	(72,030)	(371,930)
Deferred income tax benefit	(133,000)	(157,000)
Changes in assets and liabilities:
Increase in other assets and other receivables	(122,767)	(346,350)
Increase in accounts payable, accrued expenses and other liabilities	(6,927)	(150,901)
Total adjustments	1,858,492	(569,588)
Net cash provided by (used in) operating activities	241,421	(1,012,184)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and improvements of properties	(601,321)	(766,490)
Decrease in notes and advances from related parties	29,285	36,671
Increase in mortgage loans and notes receivables	(100,000)	(211,000)
Collections of mortgage loans and notes receivables	612,025	1,209,000
Net proceeds from sales and redemptions of securities	3,762,483	3,571,190
Increase in investments in marketable securities	(3,247,411)	(2,475,289)
Distributions from other investments	1,759,205	1,398,236
Contributions to other investments	(658,716)	(1,333,567)
Distribution from affiliate	224,019	140,013
Net cash provided by investing activities	1,779,569	1,568,764

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgages and notes payables	(684,174)	(949,567)
Deposit to restricted cash	(2,390,430)	-
Contributions from minority partners	1,828,258	579,850
Purchase of treasury stock	(4,801)	-
Net cash used in financing activities	(1,251,147)	(369,717)

Net increase in cash and cash equivalents	769,843	186,863

Cash and cash equivalents at beginning of the year	2,599,734	2,412,871

Cash and cash equivalents at end of the year	$3,369,577	$2,599,734

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$1,333,000	$1,594,000
Cash paid during the year for income taxes	-	-
See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 and 2007

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

Grove Isle Associates, Ltd. (“GIA”). This limited partnership (owned 85% by the Company and 15% by CII) owns and leases the Grove Isle Resort to a tenant-operator. The Grove Isle resort includes a 50 room hotel, renowned restaurant and banquet facilities, a first class spa, tennis courts and an 85-boat slip marina.  It is located on 7 acres of a private island in the Coconut

Grove section of Miami, Florida. The tenant-operator of Grove Isle is Grove Hotel Partners LLC, as discussed below.

In November 2008 the lessee of Grove Isle, Westgroup Grove Isle Associates, Ltd., an affiliate of Noble House Resorts, Inc. (“NHR”) assigned its leasehold interest to Grove Hotel Partners, LLC an affiliate of Grand Heritage Hotel Group, LLC (“GH”). GH operates over a dozen independent hotels and resorts across North America and Mexico.  The Company approved the assignment of the lease to GH which assumed all terms of the original lease with NHR.

CII Spa, LLC (“CIISPA”). This Florida single-member limited liability company was formed in 2004 and is wholly-owned by CII.  CIISPA owns a 50% interest in Grove Spa, LLC (“GS”), as discussed below.

In conjunction with the aforementioned lease assignment, NHR also assigned its 50% interest in the Grove Isle Spa to GH which will manage the day to day operations of the spa.  The Grove Isle spa began operations in the first quarter of 2005. The spa, which operates under the name “Spa Terre at the Grove”, offers a variety of body treatments, salon services, facial care and massage therapies.

Grove Isle Yacht Club Associates (“GIYCA”).  This partnership (wholly-owned by CII) was the developer of the 85 boat slips located at Grove Isle of which the Company owns six as of December 31, 2008. All other slips are privately owned.  Grove Isle Marina, Inc. a wholly-owned subsidiary of GIYCA, operates all aspects of the Grove Isle marina.

260 River Corp (“260”).  This is a wholly-owned corporation which owns a 70% interest in a vacant retail store location in Montpelier, Vermont. Development of this property is expected to begin in 2009.

Courtland Houston, Inc. (“CHI”). This Florida corporation, formed in April 2007, is 80% owned by CII and 20% owned by its sole employee.  CHI was formed with a $140,000 investment by CII and engages in commercial leasing activities in Texas and earns commission revenue.

South Bayshore Associates (“SBA”).  This is a 75% owned joint venture with its sole asset being a receivable from the Company's 46% shareholder, Transco Realty Trust.

Courtland/Key West, Inc. (“CKWI”). This Florida corporation was the former owner of a 10% interest in a limited liability company (Monty’s Key West, LLC) which owned and operated a restaurant in Key West, Florida.  In February 2007 the restaurant was sold.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2004, 2005, 2006 and 2007, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2008.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Depreciation and Amortization.   Depreciation of properties held for investment is computed using the straight-line method over the estimated useful lives of the properties, which range up to 39.5 years.  Deferred mortgage and leasing costs are amortized over the shorter of the respective term of the related indebtedness or life of the asset.  Depreciation and amortization expense for the years ended December 31, 2008 and 2007 was approximately $1,385,000 and $1,298,000, respectively. The Grove Isle yacht slips were being depreciated on a straight-line basis over their estimated useful life of 20 years and are fully depreciated as of December 31, 2008.  The Monty’s marina is being depreciated on a straight-line basis over its estimated useful life of 15 years.

Fair Value of Financial Instruments.  The carrying value of financial instruments including other receivables, notes and advances due from related parties, accounts payable and accrued expenses and mortgages and notes payable approximate their fair values at December 31, 2008 and 2007, due to their relatively short terms or variable interest rates.

We adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The three-level hierarchy for fair value measurements is defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;
•
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active;

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

An investment’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Cash equivalents are classified with Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of transparency.

The valuation of non-public investments requires significant judgment by the Company’s management due to the absence of quoted market values, inherent lack of liquidity and long-term nature of such assets.  Such investments are valued initially based upon transaction price.  Valuations are reviewed periodically utilizing available market data and additional factors to determine if the carrying value of these investments should be adjusted.  In determining valuation adjustments, emphasis is placed on market participants’ assumptions and market-based information over entity-specific information.  Nonpublic investments are included in Level 3 of the valuation hierarchy.

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

Marketable securities from time to time are pledged as collateral pursuant to broker margin requirements.  At December 31, 2008 and 2007 there are no margin balances outstanding.

Notes and other receivables.  Management periodically performs a review of amounts due on its notes and other receivable balances to determine if they are impaired based on factors affecting the collectibility of those balances. Management's estimates of collectibility of these receivables requires management to exercise significant judgment about the timing, frequency and severity of collection losses, if any, and the underlying value of collateral, which may affect recoverability of such receivables.  As of December 31, 2008 and 2007, there were no receivables that required an allowance.

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

Comprehensive Income (Loss).  The Company reports comprehensive income (loss) in both its consolidated statements of comprehensive income and the consolidated statements of changes in stockholders' equity.  Comprehensive income (loss) is the change in equity from transactions and other events from nonowner sources.  Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). For the years ended December 31, 2008 and 2007 comprehensive loss consisted of unrealized loss from interest rate swap agreement of approximately $815,500 and $240,000, respectively.

(Loss) earnings per common share. Net (loss) income per common share (basic and diluted) is based on the net (loss) income divided by the weighted average number of common shares outstanding during each year.  Diluted net (loss) income per share includes the dilutive effect of options to acquire common stock.  Common shares outstanding include issued shares less shares held in treasury.

Gain on Sales of Properties.  Gain on sales of properties is recognized when the minimum investment requirements have been met by the purchaser and title passes to the purchaser.  There were no sales of property in 2008 and 2007.

Cash and Cash Equivalents.  For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Concentration of Credit Risk.  Financial instruments that potentially subject the Company to concentration of credit risk are cash and cash equivalent deposits in excess of federally insured limits, marketable securities, other receivables and notes and mortgages receivable. From time to time the Company may have bank deposits in excess of federally insured limits.  The Company evaluates these excess deposits and transfers amounts to brokerage accounts and other banks to mitigate this exposure. As of December 31, 2008 the Company had approximately $2.4 million in excess of insured limits in one bank. The federally insured limit is presently $250,000.

Interest Rate Swap Contract.
The Company may or may not use interest rate swap contracts to reduce interest rate risk.

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

Goodwill relates to the Company’s real estate rentals and food and beverage sales segments and is assessed for impairment annually on December 31st and, more frequently, if a triggering event occurs utilizing a valuation study. In performing this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and judgment in applying them to the analysis of goodwill impairment. Since judgment is involved in performing goodwill valuation analyses, there is a risk that the carrying value of our goodwill may be overstated or understated. As of December 31, 2008 and 2007, the Company was not aware of any items or events that would cause it to adjust the recorded value of goodwill for impairment. Based upon the assessment performed as of December 31, 2008, the estimated fair value of the reporting unit exceeded its carrying amount by approximately $1.7 million.

Management believes the most significant assumption which would have an effect on the estimated fair value of goodwill is the discount rate. The Company estimates that each one percentage point increase in the discount rate would decrease the fair value of the reporting unit by approximately $800,000.

Deferred loan costs are amortized on a straight line basis over the life of the loan.  This method approximates the effective interest rate method.

 Reclassifications.  Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the current year's presentation.

Minority Interest. Minority interest represents the minority partners' proportionate share of the equity of the Company's majority owned subsidiaries. A summary of minority interest for the years ended December 31, 2008 and 2007 is as follows:
	2008	2007
Minority interest balance at beginning of year	$3,052,000	$3,127,000
Minority partners’ interest in operating losses of consolidated subsidiaries	(72,000)	(372,000)
Net contributions from minority partners	1,828,000	579,000
Unrealized loss on interest rate swap agreement	(815,000)	(240,000)
Other	(3,000)	(42,000)
Minority interest balance at end of year	$3,990,000	$3,052,000

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

Share-Based Compensation.
The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards 123 (revised 2004), ‘Share-Based Payments: (SFAS 123(R)’). The Company has used the Black-Scholes option pricing model to estimate the fair value of stock options on the dates of grant.

Recent Accounting Pronouncements.
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

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP-142-3 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

Recently adopted accounting principles
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value options is determined on an instrument by instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using another measurement attribute. SFAS No. 159 was effective for the Company as January 1, 2008. As of December 31, 2008 the Company did not elect such option for its financial instruments and liabilities.

2. INVESTMENT PROPERTIES

The components of the Company’s investment properties and the related accumulated depreciation information follow:
	December 31, 2008
		Accumulated
	Cost	Depreciation	Net
Commercial Properties:
Monty’s restaurant and retail mall (Coconut Grove, FL) - Building & Improvements (1)	$6,679,686	$688,473	$5,991,213
Monty’s restaurant and retail mall (Coconut Grove, FL) - furniture, fixtures and equipment (F,F &E) (1)	1,851,876	750,145	1,101,731
Corporate Office - (Coconut Grove, FL) – Building	641,572	198,012	443,560
Corporate Office – (Coconut Grove, FL) – Land	325,000	-	325,000
Other (Montpelier, Vermont) – Buildings	52,000	52,000	-
Other (Montpelier, Vermont) - Land and improvements	100,261	-	100,261
	9,650,395	1,688,630	7,961,765
Grove Isle Hotel, club and spa facility (Coconut Grove, FL):
Land	1,338,518	-	1,338,518
Hotel and club building and improvements	6,819,032	5,815,975	1,003,057
Spa building and improvements	2,272,944	418,644	1,854,300
Spa F, F & E	429,457	286,506	142,951
	10,859,951	6,521,125	4,338,826
Marina Properties (Coconut Grove, FL):
Monty’s marina - 132 slips and improvements (1)	3,465,480	917,104	2,548,376
Grove Isle marina (6 slips company owned, 79 privately owned)	333,334	315,647	17,687
	3,798,814	1,232,751	2,566,063
Land Held for Development:
Hopkinton, Rhode Island (approximately 50 acres)	27,689	-	27,689
	27,689	-	27,689

Totals	$24,336,849	$9,442,506	$14,894,343

(1)
The Monty’s property is subject to a ground lease with the City of Miami, Florida expiring in 2035.  Lease payments due under the lease consist of percentage rent ranging from 5% to 15% of gross revenues from various components of the property.

	December 31, 2007
		Accumulated
	Cost	Depreciation	Net
Commercial Properties:
Monty’s restaurant and retail mall (Coconut Grove, FL) - Building & Improvements (1)	$5,947,000	$468,412	$5,478,588
Monty’s restaurant and retail mall (Coconut Grove, FL) - furniture, fixtures and equipment (F,F &E) (1)	1,685,225	443,273	1,241,952
Corporate Office - (Coconut Grove, FL) – Building	641,572	182,152	459,420
Corporate Office – (Coconut Grove, FL) – Land	325,000	-	325,000
Other (Montpelier, Vermont) – Buildings	52,000	52,000	-
Other (Montpelier, Vermont) - Land and improvements	99,530	-	99,530
	8,750,327	1,145,837	7,604,490
Commercial Properties- Construction in Progress:
Monty’s restaurant and retail mall (Coconut Grove, FL) (1)	320,617	-	320,617
	320,617	-	320,617
Grove Isle Hotel, club and spa facility (Coconut Grove, FL):
Land	1,338,518	-	1,338,518
Hotel and club building and improvements	6,819,032	5,446,810	1,372,222
Spa building and improvements	2,261,197	305,153	1,956,044
Spa F, F & E	429,457	210,913	218,544
	10,848,204	5,962,876	4,885,328
Marina Properties (Coconut Grove, FL):
Monty’s marina - 132 slips and improvements (1)	3,465,479	685,189	2,780,290
Grove Isle marina (6 slips company owned, 79 privately owned)	323,211	310,346	12,865
	3,788,690	995,535	2,793,155
Land Held for Development:
Hopkinton, Rhode Island (approximately 50 acres)	27,689	-	27,689
	27,689	-	27,689

Totals	$23,735,527	$8,104,248	$15,631,279

(1)   The Monty’s property is subject to a ground lease with the City of Miami, Florida expiring in 2035.  Lease payments due under the lease consist of percentage rent ranging from 5% to 15% of gross revenues from various components of the property.

3. MONTY’S RESTAURANT, MARINA AND OFFICE/RETAIL PROPERTY, COCONUT GROVE, FLORIDA

The Company owns a 50% equity interest in two entities, Bayshore Landing, LLC (“Landing”) and Bayshore Rawbar, LLC (“Rawbar”), (collectively, “Bayshore”) which own and operate a restaurant, office/retail and marina property located in Coconut Grove (Miami), Florida known as Monty’s (“Monty’s”). The other 50% owner of Bayshore is The Christoph Family Trust (“CFT”). Members of CFT are experienced real estate and marina operators.  The Monty’s property is subject to a ground lease with the City of Miami, Florida which expires on May 31, 2035.  Under the lease Bayshore pays percentage rents ranging from 5% to 15% of gross revenues from various components of the project.  Total rent paid for the years ended December 31, 2008 and 2007 was approximately $838,000 and $826,000, respectively.

The Monty’s property consists of a two story building with approximately 40,000 rentable square feet and approximately 3.7 acres of submerged land with a 132-boat slip marina. It includes a 16,000 square foot indoor-outdoor raw bar restaurant and 24,000 square feet of office/retail space of which approximately 21,000 are presently leased to tenants operating boating and marina related businesses.  Total cost of improvements to the Monty’s property since its acquisition in 2004 is approximately $6 million. As of December 31, 2008 there are approximately 3,000 square feet of potential leased retail space to be leased.

The excess of capitalized cost assigned to specific assets over the 2004 purchase price of Monty’s is approximately $7,729,000 and was recorded as goodwill.  Since goodwill is an indefinite-lived intangible asset it is reviewed for impairment at each reporting period or whenever an event occurs or circumstances change that would more likely than not reduce fair value below carrying amount. Goodwill is carried at historical cost if its estimated fair value is greater than its carrying amounts.  However, if its estimated fair value is less than the carrying amount, goodwill is reduced to its estimated fair value through an impairment charge to the consolidated statements of comprehensive income.  There was no impairment of goodwill at December 31, 2008 and 2007.

Since the acquisition in August 2004, improvements totaling approximately $6 million have been made to the Monty’s property, net of disposals.  These improvements primarily consisted of the expansion of the restaurant to provide an indoor area, improvements to the office/retail space which includes approximately 24,000 square feet leased or available for lease as of December 31, 2008 and parking lot and landscaping improvement to the property.

The Monty’s property was purchased with proceeds from an acquisition and construction bank loan secured by the property in the amount of $13.3 million plus approximately $3.9 million in cash.  As of December 31, 2008 and 2007 the outstanding balance of the loan was $11.8 million and $12.4 million, respectively. The loan calls for monthly principal payments necessary to fully amortize the principal amount over the remaining life of the loan maturing in February 2021, plus accrued interest. The outstanding principal balance of the bank loan bears interest at a rate of 2.45% per annum in excess of the LIBOR Rate.  However, Bayshore entered into an interest rate swap agreement with the same lender to manage its exposure to interest rate fluctuation through the entire term of the mortgage.  The effect of the swap agreement is to provide a fixed interest rate of 7.57%.

Effective April 1, 2007 the Company amended the restaurant management contract with RMI (the former manager) and took over management of the restaurant. The amendment provided for a one-time payment of $100,000 to the former manager for termination of the management services portion of the contract.  RMI continues to perform accounting and certain administrative services and was paid $15,000 per month from April 1 through December 31, 2007.  Effective January 1, 2008 RMI will be paid $9,500 per month for these accounting services.  RMI is also a tenant of Landing and pays monthly base rent of $1,500.

Summarized combined statements of income for Landing and Rawbar for the years ended December 31, 2008 and 2007 are presented below (Note: the Company’s ownership percentage in these operations is 50%):

Summarized combined statements of income Bayshore Landing, LLC and Bayshore Rawbar, LLC	For the year ended December 31, 2008	For the year ended December 31, 2007

Revenues:
Food and Beverage Sales	$6,697,000	$6,344,000
Marina dockage and related	1,235,000	1,244,000
Retail/mall rental and related	476,000	371,000
Total Revenues	8,408,000	7,959,000

Expenses:
Cost of food and beverage sold	1,794,000	1,720,000
Labor and related costs	1,336,000	1,233,000
Entertainers	221,000	218,000
Other food and beverage related costs	588,000	568,000
Other operating costs	267,000	380,000
Repairs and maintenance	435,000	392,000
Insurance	626,000	645,000
Management fees	267,000	398,000
Utilities	308,000	311,000
Rent	838,000	826,000
Interest	930,000	972,000
Depreciation	779,000	698,000
Total Expenses	8,389,000	8,361,000

Net income (loss) before minority interest	$19,000	$(402,000)

4.INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities consist primarily of large capital corporate equity and debt securities in varying industries or issued by government agencies with readily determinable fair values (see table below).  These securities are stated at market value, as determined by the most recently traded price of each security at the balance sheet date. Consistent with the Company's overall current investment objectives and activities its entire marketable securities portfolio is classified as trading. Accordingly all unrealized gains and losses on this portfolio are recorded in the consolidated statements of comprehensive income. For the years ended December 31, 2008 and 2007 net unrealized loss on trading securities were approximately $1,383,000 and $135,000, respectively.

	December 31, 2008			December 31, 2007

	Cost	Fair	Unrealized	Cost	Fair	Unrealized
Description	Basis	Value	Gain (loss)	Basis	Value	Gain (loss)

Real Estate Investment Trusts	$417,000	$266,000	$(151,000)	$403,000	$588,000	$185,000
Mutual Funds	804,000	583,000	(221,000)	1,014,000	1,129,000	115,000
Other Equity Securities	1,768,000	1,269,000	(499,000)	1,558,000	1,823,000	265,000
Total Equity Securities	2,989,000	2,118,000	(871,000)	2,975,000	3,540,000	565,000
Debt Securities	1,211,000	1,177,000	(34,000)	1,365,000	1,278,000	(87,000)

Total	$4,200,000	$3,295,000	$(905,000)	$4,340,000	$4,818,000	$478,000

As of December 31, 2008, debt securities are scheduled to mature as follows:
	Cost	Fair Value

2009 – 2013	$514,000	$462,000
2014-2018	444,000	453,000
2019 – thereafter	253,000	262,000
	$1,211,000	$1,177,000

Net gain from investments in marketable securities for the years ended December 31, 2008 and 2007 is summarized below:

Description	2008	2007
Net realized (loss) gain from sales of securities	$(53,000)	$249,000
Unrealized net loss in marketable securities	(1,383,000)	(135,000)
Total net (loss) gain	$(1,436,000)	$114,000

Net realized gain from sales of marketable securities consisted of approximately $435,000 of gains net of $488,000 of losses for the year ended December 31, 2008.  The comparable amounts in fiscal year 2007 were gains of approximately $516,000 net of $267,000 of losses.

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

As of December 31, 2008 and 2007, the Company’s portfolio of other investments includes approximately 30 investments with an aggregate carrying value of $3.7 million and $4.6 million, respectively.  The Company has committed to fund an additional $1.1 million as required by agreements with the investees.  The carrying value of these investments is equal to contributions less distributions and loss valuation adjustments.  During the years ended December 31, 2008 and 2007 the Company contributed approximately $659,000 and $1.3 million, respectively, toward these commitments and received distributions from these investments (consisting of cash and stock distributions) of $1.8 million and $1.6 million, respectively.

The Company’s other investments are summarized below.

	Carrying values as of December 31,
Investment Focus	2008	2007
Venture capital funds – technology and communications	$637,000	$562,000
Venture capital funds – diversified businesses	1,404,000	1,009,000
Real estate and related	1,387,000	1,368,000
Stock and debt funds	300,000	1,555,000
Other	5,000	130,000
Totals	$3,733,000	$4,624,000

The Company regularly reviews the underlying assets in its investment portfolio for events, including but not limited to bankruptcies, closures and declines in estimated fair value, that may indicate the investment has suffered other-than-temporary decline in value.  When a decline is deemed other-than-temporary, an investment loss is recognized. There were no valuation losses for the year ended December 31, 2008. For the year ended December 31, 2007 valuation losses were approximately $514,000.

Net income from other investments (including valuation losses) is as follows:

Net income from other investments is summarized below:
	2008	2007
Partnerships owning stocks and bonds (a)	$392,000	$143,000
Venture capital funds – diversified businesses (b)	208,000	438,000
Real estate and related	(38,000)	(6,000)
Venture capital funds – technology & communications	22,000	(125,000)
Income from investment in 49% owned affiliate (c)	40,000	107,000
Restaurant development & operation (d)	-	(150,000)
Other	4,000	320,000
Totals	$628,000	$727,000

(a)	In 2008 and 2007 amounts consist of gains from the full redemption of investments in private capital funds that invested in equities, debt or debt like securities.
(b)
In 2008 and 2007 amounts consist primarily of gains from distributions of investments in two private limited partnerships which own interests in various diversified businesses, primarily in the manufacturing and production related sectors.

(c)
This gain represents income from the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”). In December 2008 and 2007 TGIF declared and paid a cash dividend of the Company’s portion of which was approximately $224,000 and $140,000, respectively. These dividends were recorded as reduction in the investment carrying value as required under the equity method of accounting for investments.

(d)
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

6.  INTEREST RATE SWAP CONTRACT

The Company is exposed to interest rate risk through its borrowing activities.  In order to minimize the effect of changes in interest rates, the Company has entered into an interest rate swap contract under which the Company agrees to pay an amount equal to a specified rate of 7.57% times a notional principal approximating the outstanding loan balance, and to receive in return an amount equal to 2.45% plus the one-month LIBOR Rate times the same notional amount.  The Company designated this interest rate swap contract as a cash flow hedge.  As of December 31, 2008 and 2007 the fair value (net of 50% minority interest) of the cash flow hedge was a loss of approximately $1,078,000 and $262,000, respectively, which has been recorded as other comprehensive loss and will be reclassified to interest expense over the life of the swap contract.

7. FAIR VALUE INSTRUMENTS

In accordance with SFAS 157, the Company measures cash equivalents, marketable securities, other investments and interest rate swap contract at fair value. Our cash equivalents, marketable securities and interest rate swap contract are classified within Level 1 or Level 2. This is because our cash equivalents, marketable securities and interest rate swap are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Our other investments are classified within Level 3 because they are valued using valuation models which use some inputs that are unobservable and supported by little or no market activity and are significant.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair value measurement at reporting date using
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Time deposits	$50,000	—	$50,000	—
Money market mutual funds	1,556,000	1,556,000	—	—
Cash equivalents – restricted
Money market mutual funds	2,390,000	2,390,000	—	—
Marketable securities:
Corporate debt securities	1,177,000	—	1,177,000	—
Marketable equity securities	2,118,000	2,118,000	—	—

Total assets	$7,291,000	$6,064,000	$1,227,000	$—

Liabilities
Interest rate swap contract	$2,156,000	$—	$2,156,000	$—

Total liabilities	$2,156,000	$—	$2,156,000	$—

Assets measured at fair value on a nonrecurring basis are summarized below:

Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Investment in various technology related partnerships	$303,000	$—	$—	$303,000	$924,000

In prior years from 2001 through 2007 the Company’s investments in four technology and communication related partnerships with an aggregate carrying value of approximately $1,227,000 were written down to fair value of approximately $303,000, resulting in an “other-than-temporary” impairment charge of $924,000, which was included in results of operations in the years in which the impairment was recognized.  For the year ended December 31, 2007 an impairment of $164,000 was recorded. No other than temporary impairments were recognized for the year ended December 31, 2008.

Effective January 1, 2008, we also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, which allows an entity to choose to measure certain financial instruments and liabilities at fair value on a contract-by-contract basis. Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure will be recognized in earnings. As of December 31, 2008, we did not elect such option for our financial instruments and liabilities.

8.   INVESTMENT IN AFFILIATE
Investment in affiliate consists of CII’s 49% equity interest in T.G. I.F. Texas, Inc. (T.G.I.F.).  T.G.I.F. is a Texas Corporation which holds promissory notes receivable from its shareholders, including CII and Maurice Wiener, the Chairman of the Company and T.G.I.F.  Reference is made to Notes 8 and 10 for discussion on notes payable by CII to T.G. I.F. and notes payable by Mr. Wiener to T.G.I.F. This investment is recorded under the equity method of accounting.  For the years ended December 31, 2008 and 2007 income from investment in affiliate amounted to approximately $40,000 and $107,000, respectively and is included in net income from other investments in the consolidated statements of comprehensive income.  In December 2008 and 2007 T.G.I.F. declared and paid a cash dividend of $.08 and $.05 per share, respectively.  CII received $224,000 and $140,000, respectively in 2008 and 2007 from this dividend and it was recorded as a reduction in the carrying amount of CII investment in T.G.I.F. as required under the equity method of accounting.

9.  LOANS, NOTES AND OTHER RECEIVABLES

	As of December 31,
Description	2008	2007
Mortgage loan participation	$111,000	$111,000
Promissory note and accrued interest due from individual (a)	403,000	402,000
Promissory note and accrued interest due from principal of Grove Isle tenant (b)	-	500,000
Other	107,000	206,000
Total loans, notes and other receivables	$621,000	$1,219,000

(a)
In December 2007 the Company loaned $400,000 to a local real estate developer who is well known to the Company and which loan is secured by numerous real estate interests.  The loan calls for interest only payments at an annual rate of 9% with all principal due on June 30, 2009 (as extended). All interest payments due have been received.

(b)	In 1997, GIA advanced $500,000 to the principal owner of the tenant of the Grove Isle property. All principal and accrued interest was received in January 2008.

10. NOTES AND ADVANCES DUE FROM AND TRANSACTIONS WITH RELATED PARTIES

The Company has an agreement (the "Agreement") with HMG Advisory Corp. (the "Adviser") for its services as investment adviser and administrator of the Company's affairs.  All officers of the Company who are officers of the Adviser are compensated solely by the Adviser for their services.

The Adviser is majority owned by Mr. Wiener, the Company’s Chairman, with the remaining shares owned by certain officers including Mr. Rothstein.  The officers and directors of the Adviser are as follows: Maurice Wiener, Chairman of the Board and Chief Executive Officer; Larry Rothstein, President, Treasurer, Secretary and Director; and Carlos Camarotti, Vice President - Finance and Assistant Secretary.

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

In 2008 the shareholders approved the renewal and amendment of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2009, and expiring December 31, 2009.

For the years ended December 31, 2008 and 2007, the Company and its subsidiaries incurred Adviser fees of approximately $1,076,000 and $989,000, respectively, of which $1,020,000 and $900,000, respectively, represented regular compensation and approximately $56,000 and $89,000 represented incentive compensation for 2008 and 2007, respectively. The Adviser is also the manager for certain of the Company's affiliates and received management fees of approximately $44,000 and $41,000 in 2008 and 2007, respectively for such services. Included in fees for 2008 and 2007 was $25,000 of management fees earned relating to management of the Monty’s restaurant operations.

At December 31, 2008 and 2007, the Company had amounts due from the Adviser and subsidiaries of approximately $288,000 and $317,000, respectively. The amount due from the Adviser and subsidiaries bears interest at prime plus 1% and is due on demand.

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

In August 2004 HMG Advisory Bayshore, Inc. (“HMGABS”) (a wholly owned subsidiary of the Adviser) was formed for the purposes of overseeing the Monty’s restaurant operations acquired in August 2004.  For the years ended December 31, 2008 and 2007 HMGABS earned approximately $25,000, in such management fees.

The Company, via its 75% owned joint venture (SBA), has a note receivable from Transco (a 46% shareholder of the Company) of $300,000.  This note bears interest at the prime rate and is due on demand.

Mr. Wiener is an 18% shareholder and the chairman and director of T.G.I.F. Texas, Inc., a 49% owned affiliate of CII (See Note 6).  As of December 31, 2008 and 2007, T.G.I.F. had amounts due from CII in the amount of approximately $3,661,000.  These amounts are due on demand and bear interest at the prime rate.  All interest due has been paid. T.G.I.F. also owns 10,000 shares of the Company’s common stock it purchased at market value in 1996.

As of December 31, 2008 and 2007 T.G.I.F. had amounts due from Mr. Wiener in the amount of approximately $707,000.  These amounts bear interest at the prime rate and principal and interest are due on demand.  All interest due has been paid.

Mr. Wiener received consulting and director’s fees from T.G.I.F totaling $37,000 and $52,000 for the years ended December 31, 2008 and 2007, respectively.

11. OTHER ASSETS

The Company’s other assets consisted of the following as of December 31, 2008 and 2007:

Description	2008	2007
Deferred loan costs, net of accumulated amortization	$170,000	$185,000
Prepaid expenses and other assets	343,000	266,000
Food/beverage & spa inventory	80,000	89,000
Utility deposits	75,000	76,000
Deferred leasing costs	221,000	112,000
Total other assets	$889,000	$728,000

12. MORTGAGES AND NOTES PAYABLES
	December 31,
	2008	2007
Collateralized by Investment Properties (Note 2)
Monty’s restaurant, marina and retail rental space: Mortgage loan payable with interest 7.57% after taking into effect interest rate swap; principal and interest payable in equal monthly payments of approximately $127,000 per month until maturity on 2/19/21. (a).	$11,818,000	$12,382,000
Grove Isle hotel, private club, yacht slips and spa: Mortgage loan payable with interest at 2.5% plus the one-month LIBOR Rate (2.97% as of 12/31/08). Monthly payments of principal of $10,000 (plus accrued interest) with all unpaid principal and interest payable at maturity on 9/29/10.	3,819,000	3,939,000
Other (unsecured) (Note 8):
Note payable to affiliate: Note payable is to affiliate T.G.I.F., interest at prime (3.25% at 12/31/08) payable monthly. Principal outstanding is due on demand.	3,661,000	3,661,000
Totals	$19,298,000	$19,982,000

(a)
The loan is guaranteed by the Company as well as a personal guaranty from the trustee of CFT.  The loan includes certain covenants including debt service coverage. The Company is in compliance with all debt covenants as of December 31, 2008.

      See Note 6 for discussion of interest rate swap agreement related to this loan.

A summary of scheduled principal repayments or reductions for all types of notes and mortgages payable is as follows:

Year ending December 31,	Amount
2009	$4,388,000
2010	4,362,000
2011	715,000
2012	768,000
2013	831,000
2014 and thereafter	8,234,000
Total	$19,298,000

13.  LEASE COMMITMENTS

The Company’s 50% owned subsidiary (Landing), as lessee, leases land and submerged lands on which it operates the Monty’s property under a lease with the City of Miami which expires on May 31, 2035.  Under the lease, the Company pays percentage rents ranging from 5% to 15% of gross revenues from various components of the property’s operations.  Total rent paid to the City of Miami for the years ended December 31, 2008 and 2007 was approximately $838,000 and $826,000, respectively.

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

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires a Company to use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred taxes only pertain to CII. As a result of timing differences associated with the carrying value of other investments and depreciable assets and the future benefit of a net operating loss, the Company has recorded a net deferred tax asset as of December 31, 2008 and 2007 of $366,000 and

$233,000, respectively.  A valuation allowance against deferred tax asset has not been established as it is more likely than not, based on the Company’s previous history, that these assets will be realized.

As of December 31, 2008 the Company (excluding CII) has an estimated net operating loss carryover of approximately $2.7 million of which $881,000 expires in 2028, $500,000 expires in 2027, $786,000 expires in 2026 and $571,000 in 2025.

As of December 31, 2008 CII has estimated net operating loss carryover of approximately $417,000 of which $12,000 expires in 2026, $13,000 expires in 2024 and $392,000 expires in 2022.

The components of income before income taxes and the effect of adjustments to tax computed at the federal statutory rate for the years ended December 31, 2008 and 2007 were as follows:

	2008	2007
Loss before income taxes	$(1,747,000)	$(600,000)
Computed tax at federal statutory rate of 34%	$(594,000)	$(204,000)
State taxes at 5.5%	(96,000)	(33,000)
REIT related adjustments – current year	419,000	83,000
Unrealized loss from marketable securities for book not tax	390,000	53,000
Investment (gains) losses for book in excess of tax	(161,000)	203,000
Recaptured tax loss from investments	49,000	348,000
Utilization of net operating loss carry forward	(14,000)	(390,000)
Other items, net	(123,000)	(217,000)
Benefit from income taxes	$(130,000)	$(157,000)

The REIT related adjustments – current year represents the difference between estimated taxes on undistributed income and/or capital gains and book taxes computed on the REIT’s income before income taxes.  In 2008 the Company incurred recorded unrealized losses from investments in marketable securities which are not deductible for tax purposes of approximately $990,000.  The estimated tax effect of these book losses in excess of tax losses was $390,000.   Also, in 2008 the Company redeemed certain of its other investments and recorded a book gain in excess of estimated tax gain of approximately $629,000. The estimated tax effect of these book gains in excess of tax gains was approximately $161,000.

The (benefit from) provision for income taxes in the consolidated statements of comprehensive income consists of the following:

Year ended December 31,	2008	2007
Current:
Federal	-	-
State	3,000	-
	-	-
Deferred:
Federal	$(114,000)	$(141,000)
State	(19,000)	(16,000)
	(133,000)	(157,000)
Total	$(130,000)	$(157,000)

As of December 31, 2008 and 2007, the components of the deferred tax assets and liabilities are as follows:

	As of December 31, 2008		As of December 31, 2007
	Deferred tax		Deferred tax
	Assets	Liabilities	Assets	Liabilities
Net operating loss carry forward	$146,000		$73,000
Excess of book basis of 49% owned corporation over tax basis
		717,000		702,000
Excess of tax basis over book basis of investment property	273,000		260,000
Unrealized gain/loss on marketable securities	278,000			94,000
Excess of tax basis over book basis of other investments	488,000	102,000	758,000	62,000
Totals	$1,185,000	$819,000	$1,091,000	$858,000

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

There were no options granted, exercised or forfeited in 2008 and 2007.

A summary of the status of the Company’s stock option plan as of December 31, 2008 and 2007, and changes during the years ending on those dates are presented below:

	As of December 31, 2008		As of December 31, 2007
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price

Outstanding at beginning of year	102,100	$8.83	102,100	$8.83
Granted	--	--	--	--
Exercised	--	--	--	--
Forfeited	--	--	--	--

Outstanding at end of year	102,100	$8.83	102,100	$8.83

Options exercisable at year-end	102,100	$8.83	102,100	$8.83
Weighted average fair value of options granted during the year	--	--	--	--

16.  OPERATING LEASES AS LESSOR

Lease of Grove Isle hotel property. In November 2008 the lessee of Grove Isle, Westgroup Grove Isle Associates, Ltd., an affiliate of Noble House Resorts, Inc. (“NHR”) assigned its leasehold interest to Grove Hotel Partners, LLC an affiliate of Grand Heritage Hotel Group, LLC (“GH”). GH operates over a dozen independent hotels and resorts across North America and Mexico. The Company approved the assignment of the lease to GH which assumed all terms of the original lease with NHR.  The lease termination date remains November 30, 2016, if not extended as provided in the lease. Base rent was $1,137,000 for the year ended December 31, 2008 increases to $1,184,000 in 2009 after annual inflation adjustment provided in the lease. The lease also calls for participation rent consisting of a portion of operating surplus, as defined.  Participation rent when and if due is payable at end of each lease year. There has been no participation rent since the inception of the lease.

In conjunction with the aforementioned lease assignment, NHR also assigned its 50% interest in the Grove Isle Spa (“GS”) to GH which will manage the day to day operations of the spa under the same management agreement as the Company previously had with NHR. GS sub-leases the Grove Isle Spa property from GH under a lease agreement which expires on November 30, 2016, with GS having the right to extend the term for two additional consecutive 20 year terms.  Annual base rent of the sublease is $10,000, plus GS pays real estate taxes, insurance, utilities and all other costs relating to operation of the spa. GS began operations in the first quarter of 2005. The spa operates under the name “Spa Terre at the Grove” and offers a variety of body treatments, salon services, facial care and massage therapies.

Lease of Monty’s property.  Bayshore, as landlord, leases various office and dock space under non-cancelable operating leases that expire at various dates through 2035.  Annual minimum lease payments due from leases to non-combined, third party tenants under non-cancelable operating leases are included in the table below.

Minimum lease payments receivable.   The Company leases its commercial and industrial properties under agreements for which substantially all of the leases specify a base rent and a rent based on tenant sales (or other benchmark) exceeding a specified percentage.  There was no percentage rent in 2008 and 2007.

These leases are classified as operating leases and generally require the tenant to pay all costs associated with the property.  Minimum annual rentals on non-cancelable leases in effect at December 31, 2008, are as follows:

Year ending December 31,	Amount
2009	$2,032,000
2010	2,029,000
2011	1,866,000
2012	1,825,000
2013	1,840,000
Subsequent years	8,253,000
Total	$17,845,000

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

	For the years ended December 31,
	2008	2007
Net Revenues:
Real estate rentals	$3,437,335	$3,258,839
Food and beverage sales	6,696,816	6,344,133
Spa revenues	799,011	740,890
Total Net Revenues	$10,933,162	$10,343,862

(Loss) income before income taxes and sales of property:
Real estate and marina rentals	$364,518	$152,255
Food and beverage sales	29,537	(95,453)
Other investments and related income	(2,141,126)	(656,398)
Total loss before sales of properties and income taxes	$(1,747,071)	$(599,596)

	For the years ended December 31,
Identifiable Assets:	2008	2007
Real estate rentals	$17,748,637	$15,894,385
Food and beverage sales	957,182	1,014,080
Other investments and related income	14,388,629	16,776,127
Total Identifiable Assets	$33,094,448	$33,684,592

A summary of changes in the Company’s goodwill during the years ended December 31, 2008 and 2007 is as follows:
Summary of changes in goodwill:	01/01/08	Acquisitions	12/31/08
Real estate rentals	$4,776,291	-	$4,776,291
Food & Beverage sales	2,952,336	-	2,952,336
Other investments and related income	-	-	-
Total goodwill	$7,728,627	-	$7,728,627

	01/01/07	Acquisitions	12/31/07
Real estate rentals	$4,776,291	-	$ ,776,291
Food & Beverage sales	2,952,336	-	2,952,336
Other investments and related income	-	-	-
Total goodwill	$7,728,627	-	$7,728,627

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
Disclosure.

None.

Item 9A.   Controls and Procedures.
(a)
Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K have concluded that, based on such evaluation, our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiaries, which we are required to disclose in the reports we file or submit under the Exchange Act, was made known to them by others within those entities and reported within the time periods specified in the SEC's rules and forms.

(b)
There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Conrol-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.  This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in the Annual Report on Form 10-K.

Item 9B.   Other Information.
None.

Part III.

Item 10.   Directors, Executive Officers and Corporate Governance.
Listed below is certain information relating to the executive officers and directors of the Company:

Name and Office	Age	Principal Occupation and Employment other than With the Company During the Past Five Years - Other Directorships

Maurice Wiener; Chairman of the Board of Directors and Chief Executive Officer	67	Chairman of the Board and Chief Executive Officer of the Adviser; Executive Trustee, Transco; Director, T.G.I.F. Texas, Inc

Larry Rothstein; Director, President, Treasurer and Secretary	56	Director, President and Secretary of the Adviser; Trustee and Vice President of Transco; Vice President and Secretary, T.G.I.F. Texas, Inc.

Carlos Camarotti; Vice President-Finance and Assistant Secretary	48	Vice President - Finance and Assistant Secretary of the Adviser;

Walter Arader; Director	90	President, Walter G. Arader and Associates (financial and management consultants).

Harvey Comita; Director	79	Business Consultant; Trustee of Transco Realty Trust.

Clinton Stuntebeck; Director	70	Attorney/Business and Investment Consultant; Partner Emeritus, Schnader Harrison Segal & Lewis, LLP, Philadelphia, PA.

All executive officers of the Company were elected to their present positions to serve until their successors are elected and qualified at the 2009 annual organizational meeting of directors immediately following the annual meeting of shareholders.  All directors of the Company were elected to serve until the next annual meeting of shareholders and until the election and qualification of their successors.  All directors and executive officers have been in their present position for more than five years.

Code of Ethics.
The Company has adopted a Code of Ethics that applies to directors and officers including principal executive officer, principal financial officer, principal accounting officer and controller and HMG Advisory Corp. and subsidiaries (“HMGA”) and its employees in all instances in which HMGA is acting on behalf of the Company. The Company will provide to any person without charge, upon written request, a copy of the Code of Ethics including any amendments as well as any waivers that are required to be disclosed by the rules of the SEC or the NYSE Amex Stock Exchange.

Audit Committee and Audit Committee Financial Expert.

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Securities Exchange act of 1934, as amended (the "Exchange

Act"). The members of the Audit Committee are Messrs. Arader and Comita. The Board of Directors has determined that each of Messrs. Arader and Comita is (1) an " audit committee financial expert," as that term is defined in Item 401(e) of Regulation S-B of the Exchange Act, and (2) independent as defined by the listing standards of the NYSE Amex Stock Exchange and Section 10A(m)(3) of the Exchange Act.

Item 11. Executive Compensation.
Executive officers received no cash compensation from the Company in their capacity as executive officers.  Reference is made to Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for information concerning fees paid to the Adviser.

Compensation of  Directors.  The following table summarizes director’s compensation for the year ended December 31, 2008:

Director	Annual Fee	Board Meeting Fee	Committee Meeting Fee	Total Compensation
Maurice Wiener	$17,000	$2,250	-	$19,250
Larry Rothstein	17,000	2,250	5,250	$24,500
Walter Arader	12,000	1,500	4,500	$18,000
Harvey Comita	12,000	2,250	5,250	$19,500
Clinton Stuntebeck	12,000	2,250	5,250	$19,500
Totals	$70,000	$10,500	$20,250	$100,750

Annual director's fees are paid at the beginning of each quarter and board and committee meeting fees are paid for each meeting a director attends.  Effective April 1, 2007, the annual fee for outside directors was increased from $8,000 per year to $12,000 per year and all meeting fees were increased from $500 per meeting to $750 per meeting.

Outstanding Equity Awards to Executive Officers.
The following table summarizes all outstanding equity awards to the Company’s executive officers as of December 31, 2008.  These options are all exercisable and there are no unearned options outstanding.

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

There were no options granted, exercised or forfeited in 2008 and 2007.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Set forth below is certain information concerning common stock ownership by directors, executive officers, directors and officers as a group, and holders of more than 5% of the outstanding common stock.

Shares Held as of March 20, 2009
Name (7), (8)	Shares Owned by Named Persons & Members of HisFamily (1)		Additional Shares in Which the named Person Has, or Participates in, the Voting or Investment Power (2)		Total Shares & Percent of Class
Maurice Wiener	51,100	(4)	541,830	(3), (5)	592,930	53%
Lawrence Rothstein	47,900	(4)	541,830	(3)	589,730	52%
Walter G. Arader	15,400	(4)			15,400	1%
Harvey Comita	10,000	(4)	477,300	(6)	487,300	43%
Clinton Stuntebeck	5,000	(4)			5,000	*
All Directors and Officers as a Group	156,000	(4)	541,830	(3)	697,830	62%
Emanuel Metz CIBC Oppenheimer Corp. One World Financial Center 200 Liberty Street New York, NY 10281	59,500				59,500	5%
Transco Realty Trust 1870 S. Bayshore Drive Coconut Grove, FL 33133	477,300	(5)			477,300	42%

* less than 1%
___________________________
(1)	Unless otherwise indicated, beneficial ownership is based on sole voting and investment power.

(2)	Shares listed in this column represent shares held by entities with which directors or officers are associated. Directors, officers and members of their families have no ownership interest in these shares.

(3)
This number includes the number of shares held by Transco Realty Trust (477,300 shares), HMG Advisory Corp. (54,530 shares) and T.G.I.F. Texas, Inc. (10,000 shares).  Several of the directors of the Company are directors, trustees, officers or shareholders of certain of those firms.

(4)
This number includes options granted under the 2000 Stock Option Plan.  These options have been granted to Mr. Wiener, 40,500; Mr. Rothstein, 29,900; 5,000 each to Mr. Arader, Mr. Comita and Mr. Stuntebeck; and 16,700 to two officers.  Reference is made to Item 11.  Executive Compensation for further information about the 2000 Stock Option Plan.

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

Item 13. Certain Relationships and Related Transactions and Director Independence.  The following discussion describes the organizational structure of the Company’s subsidiaries and affiliates.

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

In August 2004 the HMG Advisory Bayshore, Inc. (“HMGABS”) (a wholly owned subsidiary of the Adviser) was formed for the purposes of overseeing the Monty’s restaurant operations acquired in August 2004.  HMGABS will receive a management fee of $25,000 per year from Bayshore Rawbar, LLC.  For each of the years ended December 31, 2008 and 2007, HMGABS earned $25,000 in management fees.  HMGABS is owed approximately $108,000 from Bayshore Rawbar, LLC for such fees as of December 31, 2008.

Reference is made to Item 1. Business  and  Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further information about the remuneration of the Adviser.

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

The Adviser.
As of December 31, 2008 and 2007 the Adviser owed the Company (net of amounts due to HMGABS described above) approximately $288,000 and $317,000, respectively.  Amounts due from the Adviser bear interest at the prime rate plus 1% payable monthly, with principal due on demand.  In December 2007 the Advisor made a principal payment of $40,000 on amounts due to the Company.

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

In August 2004 the HMG Advisory Bayshore, Inc. (“HMGABS”) (a wholly owned subsidiary of the Adviser) was formed for the purposes of overseeing the Monty’s restaurant operations acquired in August 2004.  HMGABS will receive a management fee of $25,000 per year from Bayshore Rawbar, LLC.  For the years ended December 31, 2008 and 2007, HMGBS earned approximately $25,000 in such management fees.

South Bayshore Associates (“SBA”).
SBA is a joint venture in which Transco and the Company hold interests of 25% and 75%, respectively.  The sole major asset of SBA is a demand note from Transco, bearing interest at the prime rate, with an outstanding balance of approximately $300,000 in principal and interest as of December 31, 2008 and 2007.

The Company also holds a demand note from SBA bearing interest at the prime rate plus 1% with an outstanding balance as of December 31, 2008 and 2007 of approximately $1,106,000 and $1,081,000, in principal and accrued interest, respectively. Interest payments of $15,000 and $24,000 were made in 2008 and 2007, respectively. Accrued and unpaid interest is not added to the principal.  Because the Company consolidates SBA, the note payable and related interest income is eliminated in consolidation.

CII.
The Company holds a demand note due from its 95%-owned consolidated subsidiary, CII, bearing interest at the prime rate plus 1% with an outstanding balance of $2,563,000 and $3,975,000 as of December 31, 2008 and 2007, respectively.  During 2008 there was $210,000 in advances from the Company to CII. During 2007 there were no advances from the Company to CII.  Repayments from CII to the Company during 2008 and 2007 were $1.6 million and $1.2 million, respectively.  Because CII is a consolidated subsidiary of the Company, the note payable and related interest is eliminated in consolidation.

In 1986, CII acquired from the Company the rights to develop the marina at Grove Isle for a promissory note of $620,000 payable at an annual rate equal to the prime rate.  The principal is due on demand.  Interest payments are due annually in January.  Because the Company consolidates CII, the note payable and related interest income is eliminated in consolidation.

In April 2007 Courtland Houston, Inc. (“CHI”) was formed.  CHI is 80%-owned by CII and 20% owned by Bernard Lerner, its sole employee.  CHI was formed with a $140,000 investment by CII and engages in commercial leasing activities in Texas and earns commission revenue.  Mr. Lerner is a cousin of the Company’s Chairman and CEO Mr. Maurice Wiener. For the years ended December 31, 2008 and 2007 Mr. Lerner was paid a salary of $85,000.  For the years ended December 31, 2008 and 2007 CHI earned commission revenue of approximately $168,000 and $17,000, respectively.

CII Spa, LLC.
As more fully discussed in Item 2.Description of Property, in September 2004 the Company entered into an agreement with the lessee and operator of the Grove Isle property to develop and operate the Grove Isle Spa.  A subsidiary of the Company, CII Spa, LLC (“CIISPA”) and the lessee formed a Delaware limited liability company, Grove Spa, LLC (“GS”) which is owned 50% by CIISPA and 50% by the lessee. Construction of Grove Isle Spa was completed in the first quarter of 2005 and operations commenced in March 2005. GS sub-leases the Grove Isle Spa property from the lessee.  The initial term of the sublease commenced on September 15, 2004 and ends on November 30, 2016, with the GS having the right to extend the term for two additional consecutive 20 year terms on the same terms as the original sublease.  Annual base rent of the sublease is $10,000, plus GS shall pay real estate taxes, insurance, utilities and all other costs relating to Grove Isle Spa.

T.G.I.F.
As of December 31, 2008 and 2007, CII owed approximately $3,661,000 to T.G.I.F.  All advances between CII and T.G.I.F. are due on demand and bear interest at the prime rate plus

1%.  All interest due has been paid.  As of December 31, 2008 and 2007, T.G.I.F. had amounts due from Mr. Wiener of approximately $707,000.  These amounts are due on demand and bear interest at the prime rate.  All interest due has been paid.  Mr. Wiener received consulting and director’s fees from T.G.I.F of approximately $37,000 and $52,000 for the years ended December 31, 2008 and 2007, respectively. Also, T.G.I.F. owns 10,000 shares of the Company which were purchased in 1996 at the market value.  In December 2008 and 2007 T.G.I.F. declared and paid a cash dividend of $.08 and $.05 per share, respectively.  CII’s portion of the dividends was approximately $224,000 and $140,000, respectively.

Item 14. Principal Accountants Fees and Services.
The following table sets forth fees billed to the Company by the Company's independent auditors for the year ended December 31, 2008 and December 31, 2007 for (i) services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.  The Audit Committee pre-approved all services rendered by the Company’s independent auditors.

Principal Accountant Fees and Services

For the fiscal year ended	December 31, 2008	December 31, 2007
Audit fees including quarterly reviews	$101,000	$103,000
Tax return preparation fees	22,000	26,000
Total Fees	$123,000	$129,000

Part IV.

Item 15. Exhibits and Financial Statement Schedules.

      (a)   Exhibits listed in the Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HMG/Courtland Properties, Inc.

March 20, 2009	by: /s/Maurice Wiener
Maurice Wiener
Chairman and Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/Maurice Wiener	March 20, 2009
Maurice Wiener
Chairman of the Board
Chief Executive Officer

/s/Larry Rothstein	March 20, 2009
Larry Rothstein
Director, President, Treasurer and Secretary
Principal Financial Officer

/s/Walter G. Arader	March 20, 2009
Walter G. Arader, Director

/s/Harvey Comita	March 20, 2009
Harvey Comita, Director

/s/Clinton Stuntebeck	March 20, 2009
Clinton Stuntebeck, Director

/s/Carlos Camarotti	March 20, 2009
Carlos Camarotti
Vice President - Finance and Controller
Principal Accounting Officer

EXHIBIT INDEX

Description
(3)	(a)	Amended and Restated Certificate of Incorporation	Incorporated by reference to Annex A of the May 29, 2001 Proxy Statement.

	(b)	By-laws	Incorporated by reference to Exhibit 6.1 to the Registration Statement of Hospital Mortgage Group, Inc. on Form S-14, No. 2-64, 789, filed July 2, 1979.

(10)	(a)	Amended and restated lease agreement between Grove Isle Associates, Ltd. and Westgroup Grove Isle Associates, Ltd. dated November 19, 1996.	Incorporated by reference to Exhibit 10(d) to the 1996 Form 10-KSB

	(b)	Master agreement between Grove Isle Associates, Ltd. Grove Isle Clubs Inc., Grove Isle Investments, Inc. and Westbrook Grove Isle Associates, Ltd. dated November 19, 1996.	Incorporated by reference to Exhibit 10(e) to the 1996 Form 10-KSB

	(c)	Agreement Re: Lease Termination between Grove Isle Associates, Ltd. and Grove Isle Club, Inc. dated November 19, 1996.	Incorporated by reference to Exhibit 10(f) to the 1996 Form 10-KSB

	(d)	Amended and restated agreement between NAF Associates and the Company, dated August 31, 1999.	Incorporated by reference to Exhibit 10(f) to the 1999 Form 10-KSB

	(e)	Amendment to Amended and restated lease agreement between Grove Isle Associates, Ltd. and Westgroup Grove Isle Associates, Ltd. dated December 1, 1999.	Incorporated by reference to Exhibit 10(g) to the 1999 Form 10-KSB

	(f)	Lease agreement between Courtland Investments, Inc. and HMG Advisory Corp. dated December 1, 1999.	Incorporated by reference to Exhibit 10(h) to the 1999 Form 10-KSB

(g)	2000 Incentive Stock Option Plan of HMG/ Courtland Properties, Inc.	Incorporated by reference to Exhibit 10(h) to the 2001 Form 10-KSB

(h)	Amended and Restated Advisory Agreement between the Company and HMG Advisory Corp. effective January 1, 2003.	Incorporated by reference to Exhibit 10(i) and 10(j) to the 2002 Form 10-KSB

(i)	Second Amendment to Amended and restated lease agreement included herein between Grove Isle Associated, Ltd. and Westgroup Grove Isle Associates, Ltd. dated September 15, 2004	Incorporated by reference to Exhibit 10(i) to the 2004 Form 10-KSB

(j)	Operating Agreement of Grove Spa, LLC dated September 15, 2004	Incorporated by reference to Exhibit 10(j) to the 2004 Form 10-KSB
(k)	Sublease between Westgroup Grove Isle Associates, Ltd. and Grove Spa, LLC dated September 15, 2004	Incorporated by reference to Exhibit 10(k) to the 2004 Form 10-KSB Included herein.

(l)	Purchase and Sale Agreement (“Acquisition of Monty’s”) between Bayshore Restaurant Management Corp. and Bayshore Landing, LLC dated August 20, 2004	Incorporated by reference to Exhibit 10(l) to the 2004 Form 10-KSB

(m)	Ground Lease between City of Miami and Bayshore Landing, LLC dated August 20, 2004 and related document	Incorporated by reference to Exhibit 10(m) to the 2004 Form 10-KSB

(n)	Loan Agreement between Wachovia Bank and Bayshore Landing, LLC dated August 20, 2004	Incorporated by reference to Exhibit 10(n) to the 2004 Form 10-KSB

(o)	Operating Agreement of Bayshore Landing, LLC dated August 19, 2004	Incorporated by reference to Exhibit 10(o) to the 2004 Form 10-KSB

(p)	Management Agreement for Bayshore Rawbar , LLC executed by RMI, LLC	Incorporated by reference to Exhibit 10(p) to the 2004 Form 10-KSB

	(q)	Management Agreement for Bayshore Rawbar, LLC executed by HMG Advisory Bayshore, Inc.	Incorporated by reference to Exhibit 10(q) to the 2004 Form 10-KSB

	(r)	Management and Leasing Agreement for Bayshore Landing, LLC executed by RCI Bayshore, Inc.	Incorporated by reference to Exhibit 10(r) to the 2004 Form 10-KSB

	(s)	Assignment and Assumption of Management Agreement by Noble House Grove Isle, Ltd. To GH-Grove Isle Management LLC And Consent by Grove Spa, LLC	Included herein.

	(t)	Third Amendment to Amended and Restated Lease Agreement	Included herein.

	(u)	Assignment and Assumption of Lease and Consent of Landlord	Included herein.

	(v)	Amendment to Operating Agreement of Grove Spa, LLC, A Delaware Limited Liability Company	Included herein.

	(w)	First Amendment to Management Agreement	Included herein.

(14)		Code of Ethics for Chief Executive Officer and Senior Financial Officers dated May 2003	Incorporated by reference to Exhibit 14 to the 2004 Form 10-KSB

(21)		Subsidiaries to the Company	Included herein.

(31)	(a)	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herein.

	(b)	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herein.

(32)	(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002	Included herein.

	(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002	Included herein.

EXHIBIT 10 (s): Assignment and Assumption of Management Agreement by Noble House Grove Isle, Ltd.  To GH-Grove Isle Management LLC and Consent by Grove Spa, LLC
(included as an attachment to this filing).

EXHIBIT 10 (t): Third Amendment to Amended and Restated Lease Agreement
(included as an attachment to this filing).

EXHIBIT 10 (u):  Assignment and Assumption of Lease and Consent of Landlord
(included as an attachment to this filing).

EXHIBIT 10 (v):  Amendment to Operating Agreement of Grove Spa, LLC, A Delaware Limited Liability Company (included as an attachment to this filing).

EXHIBIT 10 (w):  First Amendment to Management Agreement (included as an attachment to this filing).