Form 10-Q
period 2009-03-31
HMG COURTLAND PROPERTIES INC
filed 2009-05-14
CIK 311817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE      ACT OF 1934

For the Quarterly period ended                 March 31, 2009

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the transition period from  __________ to ____________

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes[X]   No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
1,018,503 Common shares were outstanding as of April 30, 2009.

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

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS	March 31,	December 31,
	2009	2008
ASSETS	(UNAUDITED)
Investment properties, net of accumulated depreciation:
Commercial properties	$7,833,030	$7,961,765
Commercial properties- construction in progress	46,026	-
Hotel, club and spa facility	4,200,585	4,338,826
Marina properties	2,506,528	2,566,063
Land held for development	27,689	27,689
Total investment properties, net	14,613,858	14,894,343

Cash and cash equivalents	3,476,875	3,369,577
Cash and cash equivalents-restricted	2,391,771	2,390,430
Investments in marketable securities	3,124,598	3,295,391
Other investments	3,569,456	3,733,101
Investment in affiliate	2,963,197	2,947,758
Loans, notes and other receivables	754,642	621,630
Notes and advances due from related parties	536,358	587,683
Deferred taxes	401,000	366,000
Goodwill	7,728,627	7,728,627
Other assets	858,814	888,535
TOTAL ASSETS	$40,419,196	$40,823,075

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages and notes payable	$19,115,934	$19,297,560
Accounts payable and accrued expenses	1,533,104	1,577,115
Interest rate swap contract payable	1,948,000	2,156,000
Total Liabilities	22,597,038	23,030,675

Preferred stock, $1 par value; 2,000,000 shares
authorized; none issued	-	-
Excess common stock, $1 par value; 500,000 shares authorized;
none issued	-	-
Common stock, $1 par value; 1,500,000 shares authorized;
1,317,535 shares issued as of March 31, 2009 and
December 31, 2008	1,317,535	1,317,535
Additional paid-in capital	26,585,595	26,585,595
Less: Treasury stock, at cost (296,152 and 294,952 shares as of
March 31, 2009 and December 31, 2008, respectively)	(2,574,715)	(2,570,635)
Undistributed gains from sales of properties, net of losses	41,572,120	41,572,120
Undistributed losses from operations	(52,270,179)	(52,023,776)
Accumulated other comprehensive loss	(974,000)	(1,078,000)
Total stockholders’ equity	13,656,356	13,802,839
Noncontrolling interests	4,165,802	3,989,561
Total Equity	17,822,158	17,792,400
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$40,419,196	$40,823,075

See notes to the condensed consolidated financial statements

(1)

HMG/COURTLAND PROPERTIES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
	Three months ended March 31,
REVENUES	2009	2008
Real estate rentals and related revenue	$447,409	$401,737
Food & beverage sales	1,884,016	1,915,386
Marina revenues	440,568	452,642
Spa revenues	138,937	223,214
Total revenues	2,910,930	2,992,979
EXPENSES
Operating expenses:
Rental and other properties	197,680	133,118
Food and beverage cost of sales	475,023	513,646
Food and beverage labor and related costs	408,480	410,225
Food and beverage other operating costs	567,418	537,473
Marina expenses	251,093	236,258
Spa expenses	133,409	179,947
Depreciation and amortization	340,732	334,895
Adviser's base fee	255,000	255,000
General and administrative	78,691	78,705
Professional fees and expenses	50,252	62,545
Directors' fees and expenses	25,902	28,750
Total operating expenses	2,783,680	2,770,562

Interest expense	280,317	355,428
Total expenses	3,063,997	3,125,990

Loss before other loss and income taxes	(153,067)	(133,011)

Net realized and unrealized losses from investments in marketable securities	(160,430)	(187,874)
Net income from other investments	18,712	31,793
Interest, dividend and other income	85,622	88,931
Total other loss	(56,096)	(67,150)

Loss before income taxes	(209,163)	(200,161)

Benefit from income taxes	(35,000)	(41,000)
Net loss	(174,163)	(159,161)

Less: Net income attributable to noncontrolling interests	72,240	95,460
Net loss attributable to HMG/Courtland Properties, Inc.	$(246,403)	$(254,621)
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap agreement	$104,000	$(272,500)
Total other comprehensive income (loss)	104,000	(272,500)

Comprehensive loss	$(142,403)	$(527,121)

Net Loss Per Common Share:
Basic and diluted	$(.24)	$(.25)
Weighted average common shares outstanding-basic and diluted	1,023,919	1,023,955

See notes to the condensed consolidated financial statements

(2)

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to HMG/Courtland Properties, Inc.	$(246,403)	$(254,621)
Adjustments to reconcile net loss attributable to HMG/Courtland Properties, Inc. to net cash provided by operating activities:
Depreciation and amortization	340,732	334,895
Net income from other investments	(18,712)	(31,793)
Net loss from investments in marketable securities	160,430	187,874
Net income attributable to noncontrolling interests	72,240	95,460
Deferred income tax benefit	(35,000)	(41,000)
Changes in assets and liabilities:
Other assets and other receivables	(13,760)	9,666
Accounts payable and accrued expenses	(44,011)	259,204
Total adjustments	461,919	814,306
Net cash provided by operating activities	215,516	559,685

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and improvements of properties	(52,206)	(116,697)
Decrease (increase) in notes and advances from related parties	51,325	(3,590)
Additions in mortgage loans and notes receivables	(100,571)	-
Collections of mortgage loans and notes receivables	3,000	503,000
Distributions from other investments	255,418	9,918
Contributions to other investments	(88,500)	(194,048)
Net proceeds from sales and redemptions of securities	290,113	1,643,628
Increase in investments in marketable securities	(279,750)	(528,981)
Net cash provided by investing activities	78,829	1,313,230

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgages and notes payables	(181,626)	(168,248)
Deposits to restricted cash	(1,341)	-
Purchase of treasury stock	(4,080)	-
Net cash used in financing activities	(187,047)	(168,248)

Net increase in cash and cash equivalents	107,298	1,704,667

Cash and cash equivalents at beginning of the period	3,369,577	2,599,734

Cash and cash equivalents at end of the period	$3,476,875	$4,304,401

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$280,000	$355,000
Cash paid during the period for income taxes	-	-
See notes to the condensed consolidated financial statements

(3)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2008.  The balance sheet as of December 31, 2008 was derived from audited financial statements as of that date. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements include the accounts of HMG/Courtland Properties, Inc. (the "Company") and entities in which the Company owns a majority voting interest or controlling financial interest. All material transactions and balances with consolidated and unconsolidated entities have been eliminated in consolidation or as required under the equity method.

2. RECENT ACCOUNTING PRONOUNCEMENT
Recently Adopted Accounting Standards

On January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 141R, Business Combinations (“FAS 141R”), Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”), Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”), Emerging Issues Task Force (“EITF”) Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements, EITF Issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”), EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”) and FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).

FAS 141R expands the scope of acquisition accounting to all transactions under which control of a business is obtained. This standard requires an acquirer to recognize the assets acquired and liabilities assumed at the acquisition date fair values with limited exceptions. Additionally, FAS 141R requires that contingent consideration as well as contingent assets and liabilities be recorded at fair value on the acquisition date, that acquired in-process research and development be capitalized and recorded as intangible assets at the acquisition date, and also requires transaction costs and costs to restructure the acquired company be expensed. Transactions are now being accounted for under this standard. On April 1, 2009, the FASB issued Staff Position FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which is effective January 1, 2009, and amends the guidance in FAS 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can reasonably be estimated. If the acquisition date fair value of an asset acquired or liability assumed that arises from a contingency cannot be determined, the asset or liability would be recognized in accordance with FASB Statement No. 5, Accounting for Contingencies (“FAS 5”), and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. If the fair value is not determinable and the FAS 5 criteria are not met, no asset or liability would be recognized.

(4)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

FAS 160 provides guidance for the accounting, reporting and disclosure of noncontrolling interests and requires, among other things, those noncontrolling interests be recorded as equity in the consolidated financial statements. The adoption of this standard resulted in the reclassification of $4,165,802 of Minority Interests (now referred to as noncontrolling interests) to a separate component of Stockholders’ Equity on the Consolidated Balance Sheet. Additionally, net income attributable to noncontrolling interests is now shown separately from parent net income in the Consolidated Statement of Comprehensive Income. Prior periods have been restated to reflect the presentation and disclosure requirements of FAS 160.

EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The effect of adoption of EITF 07-1 was not material to the Company’s consolidated financial position or results of operations.

FAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, FAS 161 requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format (see Note 7). Since FAS 161 requires only additional disclosures about the Company’s derivatives and hedging activities, the adoption of FAS 161 did not affect the Company’s financial position or results of operations.
FSP EITF 03-6-1 clarifies that share-based payment awards that entitle holders to receive no forfeitable dividends before they vest will be considered participating securities and included in the earnings per share calculation pursuant to the two class method. The effect of adoption of FSP EITF 03-6-1 was not material to the Company’s results of operations.
EITF 08-6, which is effective January 1, 2009, clarifies the accounting for certain transactions and impairment considerations involving equity method investments and is applied on a prospective basis to future transactions.
EITF 08-7, which is effective January 1, 2009, clarifies that a defensive intangible asset (an intangible asset that the entity does not intend to actively use, but intends to hold to prevent others from obtaining access to the asset) should be accounted for as a separate unit of accounting and should be assigned a useful life that reflects the entity’s consumption of the expected benefits related to the asset. EITF 08-7 is applied on a prospective basis to future transactions.

Recently Issued Accounting Standards

The FASB recently issued Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2/124-2”) and Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1/APB 28-1”).

Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for an asset or liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value. Since FSP FAS 157-4 is effective for interim reporting periods ending after June 15, 2009, the Company will adopt the provisions of FSP FAS 157-4 during the second quarter of 2009 and is currently assessing the impact of adoption on its consolidated financial position and results of operations.

(5)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

FSP FAS 115-2/124-2 changes existing guidance for determining whether debt securities are other-than-temporarily impaired and replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. Since FSP FAS 115-2/124-2 is effective for interim reporting periods ending after June 15, 2009, the Company will adopt the provisions of FSP FAS 115-2/124-2 during the second quarter of 2009 and is currently assessing the impact of adoption on its consolidated financial position and results of operations.

FSP FAS 107-1/APB 28-1 requires disclosures about fair values of financial instruments in interim and annual financial statements. Prior to the issuance of FSP FAS 107-1/APB 28-1, disclosures about fair values of financial instruments were only required to be disclosed annually. FSP FAS 107-1/APB 28-1 requires disclosures about fair value of financial instruments in interim and annual financial statements. Since FSP FAS 107-1/APB 28-1 is effective for interim reporting periods ending after June 15, 2009, the Company will adopt FSP FAS 107-1/APB 28-1 in the second quarter 2009. Since FSP FAS 107-1/APB 28-1 requires only additional disclosures of fair values of financial instruments in interim financial statements, the adoption will not affect the Company’s consolidated financial position or results of operations.

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

Summarized combined statement of income for Landing and Rawbar for the three months ended March 31, 2009 and 2008 is presented below (Note: the Company’s ownership percentage in these operations is 50%):

Summarized Combined statements of income Bayshore Landing, LLC and Bayshore Rawbar, LLC	For the three months ended March 31, 2009	For the three months ended March 31, 2008

Revenues:
Food and Beverage Sales	$1,884,000	$1,915,000
Marina dockage and related	310,000	332,000
Retail/mall rental and related	135,000	102,000
Total Revenues	2,329,000	2,349,000

Expenses:
Cost of food and beverage sold	475,000	514,000
Labor and related costs	355,000	355,000
Entertainers	53,000	55,000
Other food and beverage related costs	78,000	70,000
Other operating costs	265,000	231,000
Insurance	150,000	154,000
Management fees	63,000	61,000
Utilities	64,000	70,000
Ground rent	221,000	204,000
Interest	224,000	236,000
Depreciation	193,000	188,000
Total Expenses	2,141,000	2,138,000

Net Income	$188,000	$211,000

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

Net realized and unrealized loss from investments in marketable securities for the three months ended March 31, 2009 and 2008 is summarized below:

	Three Months Ended March 31,
Description	2008	2008
Net realized loss from sales of securities	$(60,000)	$(31,000)
Unrealized net loss in trading securities	(100,000)	(157,000)
Total net loss from investments in marketable securities	$(160,000)	$(188,000)

For the three months ended March 31, 2009 net realized loss from sales of marketable securities of approximately $60,000 consisted of approximately $96,000 of gross losses net of $36,000 of gross gains. For the three months ended March 31, 2008 net realized loss from sales of marketable securities of approximately $31,000 consisted of approximately $108,000 of gross losses net of $77,000 of gross gains.

Investment gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net earnings. However, the amount of investment gains or losses on marketable securities for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

5.   OTHER INVESTMENTS
As of March 31, 2009, the Company’s portfolio of other investments had an aggregate carrying value of $3.6 million.  The Company has committed to fund an additional $1.0 million as required by agreements with the investees.  The carrying value of these investments is equal to contributions less distributions and loss valuation adjustments.  During the three months ended March 31, 2009 the Company contributed approximately $89,000 toward these commitments and received cash distributions from these investments of $255,000 primarily from the liquidation of one stock fund.

(8)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

Net income from other investments for the three months ended March 31, 2009 and 2008, is summarized below:
	2009	2008
Partnership owning diversified businesses	-	$7,000
Venture capital fund – technology	$3,000	-
Income from investment in 49% owned affiliate (T.G.I.F. Texas, Inc.)	16,000	25,000
Total net income from other investments	$19,000	$32,000

During the three months ended March 31, 2009 cash distributions of $244,000 were received from the redemption of a stock fund.  This distribution was recorded as a reduction in the carrying value of the investment. There was no other significant activity relating to the Company’s other investments during the three months ended March 31, 2009 and 2008.

6.  INTEREST RATE SWAP CONTRACT
The Company is exposed to interest rate risk through its borrowing activities.  In order to minimize the effect of changes in interest rates, the Company has entered into an interest rate swap contract under which the Company agrees to pay an amount equal to a specified rate of 7.57% times a notional principal approximating the outstanding loan balance, and to receive in return an amount equal to 2.45% plus the one-month LIBOR Rate times the same notional amount.  The Company designated this interest rate swap contract as a cash flow hedge.  As of March 31, 2009 and December 31, 2008 the fair value (net of 50% minority interest) of the cash flow hedge was a loss of approximately $974,000 and $1,078,000, respectively, which has been recorded as other comprehensive income (loss) and will be reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

The following tables present the required disclosures in accordance with SFAS 161:

(9)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

Fair Values of Derivative Instruments:

	Liability Derivative
	March 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Statement 133:

Interest rate swap contract	Liabilities	$1,948,000	Liabilities	$2,156,000
Total derivatives designated as hedging instruments under Statement 133		$1,948,000		$2,156,000

The Effect of Derivative Instruments on the Statements of Comprehensive Income
for the Three Months Ended March 31, 2009 and 2008:

Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)

	For the three Months ended March 31, 2009	For the three Months ended March 31, 2008

Interest rate swap contracts	$104,000	($272,500)
Total	$104,000	($272,500)

(10)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)
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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair value measurement at reporting date using
Description	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Time deposits	$151,000	—	$151,000	—
Money market mutual funds	1,712,000	1,712,000	—	—
Cash equivalents – restricted
Money market mutual funds	2,392,000	2,392,000	—	—
Marketable securities:
Corporate debt securities	1,380,000	—	1,380,000	—
Marketable equity securities	1,744,000	1,744,000	—	—

Total assets	$7,379,000	$5,848,000	$1,531,000	$—

Liabilities
Interest rate swap contract	$1,948,000	$—	$1,948,000	$—

Total liabilities	$1,948,000	$—	$1,948,000	$—

Assets measured at fair value on a nonrecurring basis are summarized below:

Description	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment in various technology related partnerships	$303,000	$—	$—	$303,000

No other than temporary impairments were recognized for the three months ended March 31, 2009.

(11)

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

	For the three months ended March 31,
	2009	2008
Net Revenues:
Real estate and marina rentals	$888,000	$854,000
Food and beverage sales	1,884,000	1,916,000
Spa revenues	139,000	223,000
Total Net Revenues	$2,911,000	$2,993,000

Income (loss) before income taxes:
Real estate and marina rentals	$113,000	$137,000
Food and beverage sales	88,000	94,000
Other investments and related income	(482,000)	(527,000)
Total net loss attributable to HMG/Courtland Properties, Inc. before income taxes	$(281,000)	$(296,000)

(12)

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2005, 2006, 2007 and 2008, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2009.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the consolidated financial statements as selling, general and administrative expense.

(13)

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
The Company reported a net loss attributable to HMG/Courtland Properties, Inc. of approximately $246,000 ($.24 per share) and $255,000 ($.25 per share) for the three months ended March 31, 2009 and 2008, respectively.

As discussed further below, total revenues for the three months ended March 31, 2009 as compared with the same period in 2008, decreased by approximately $82,000 or 3%.  Total expenses for the three months ended March 31, 2009, as compared with the same period in 2008, decreased by approximately $62,000 or 2%.

REVENUES
Rentals and related revenues for the three months ended March 31, 2009 as compared with the same period in 2008 increased by $46,000 (11%). Approximately $33,000 of the increase was due to increased rental revenue from the Monty’s retail space.  The remaining portion of the increase was due to increase rent from Grove Isle as a result of inflation adjustments to base rent.

Restaurant operations:
Summarized statements of income for the Company’s Monty’s restaurant for the three months ended March 31, 2009 and 2008 is presented below:

Summarized statements of income of Monty’s restaurant	Three months ended March 31, 2009	Percentage of sales	Three months ended March 31, 2008	Percentage of sales
Revenues:
Food and Beverage Sales	$1,884,000	100%	$1,915,000	100%
Expenses:
Cost of food and beverage sold	475,000	25.2%	514,000	26.8%
Labor, entertainment and related costs	408,000	21.7%	410,000	21.4%
Other food and beverage direct costs	78,000	4.1%	70,000	3.7%
Other operating costs	142,000	7.5%	105,000	5.5%
Insurance	78,000	4.1%	79,000	4.1%
Management and accounting fees	35,000	1.9%	35,000	1.8%
Utilities	57,000	3.0%	66,000	3.5%
Rent (as allocated)	178,000	9.5%	182,000	9.5%
Total Expenses	1,451,000	77.0%	1,461,000	76.3%

Income before depreciation	$433,000	23.0%	$454,000	23.7%

For the three months ended March 31, 2009 as compared with the same period in 2008 restaurant sales decreased slightly by approximately $31,000 (or 2%), with food sales decreasing by $73,000 (or 6%) and beverage sales increasing $42,000 (or 6%).

For the three months ended March 31, 2009 as compared with the same period in 2008 other operating expenses increased by approximately $37,000 (or 35%) primarily as a result of an increase of $24,000 in repairs and maintenance expenses.

(14)

Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Marina operations:
Summarized and combined statements of income for marina operations:
(The Company owns 50% of the Monty’s marina and 95% of the Grove Isle marina)

	Combined marina operations	Combined marina operations
Summarized statements of income of marina operations	Three months ended March 31, 2009	Three months ended March 31, 2008
Revenues:
Monty’s dockage fees and related	$310,000	$332,000
Grove Isle marina slip owners dues and dockage fees	131,000	121,000
Total marina revenues	441,000	453,000
Expenses:
Labor and related costs	60,000	56,000
Insurance	45,000	47,000
Management fees	20,000	20,000
Bay bottom lease	59,000	63,000
Repairs and maintenance	44,000	38,000
Other	23,000	12,000
Total Expenses	251,000	236,000

Income before interest and depreciation	$190,000	$217,000

Monty’s dockage and related revenue for the three months ended March 31, 2009 as compared to the same period in 2008 decreased by approximately $22,000 or 7% as the result of the general decline in marina and related activity experienced industry wide. Marina expenses for the three months ended March 31, 2009 as compared to the same period in 2008 remained consistent with the exception of other expenses which increased by approximately $11,000 (or 90%) primarily due to increased utilities expenses as a result of decreased electrical pass through charges to marina tenants due to decline in dockage rentals.

Spa operations:
Below are summarized statements of income for Grove Isle spa operations for the three months ended March 31, 2009 and 2008.  The Company owns 50% of the Grove Isle Spa with the other 50% owned by an affiliate of Grand Heritage, the tenant of the Grove Isle Resort:

Summarized statements of income of spa operations	Three months ended March 31, 2009	Three months ended March 31, 2008
Revenues:
Services provided	$126,000	$210,000
Membership and other	13,000	13,000
Total spa revenues	139,000	223,000
Expenses:
Cost of sales	32,000	61,000
Salaries, wages and related	47,000	62,000
Other operating expenses	38,000	35,000
Management and administrative fees	8,000	10,000
Other non-operating expenses	8,000	12,000
Total Expenses	133,000	180,000

Income before depreciation	$6,000	$43,000

(15)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Spa revenues for the three months ended March 31, 2009 as compared with the same period in 2008 decreased by $84,000 (or 38%) due to a decline in hotel guests and demand for spa services.

Net realized and unrealized  loss from investments in marketable securities:
Net realized and unrealized loss from investments in marketable securities for the three months ended March 31, 2009 and 2008 was approximately $160,000 and $188,000, respectively.  For further details refer to Note 4 to Condensed Consolidated Financial Statements (unaudited).

Net income from other investments:
Net income from other investments for the three months ended March 31, 2009 and 2008 was approximately $19,000 and $32,000, respectively.  For further details refer to Note 5 to Condensed Consolidated Financial Statements (unaudited).

EXPENSES
Expenses for rental and other properties for the three months ended March 31, 2009 and 2008 were $198,000 and $133,000, respectively.  This increase of $65,000 (or 49%) was primarily due to increased repairs and maintenance at Grove Isle in connection with the change of tenants which occurred in November 2008.

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

Interest expense for the three months ended March 31, 2009 and 2008 were $280,000 and $355,000, respectively.  This decrease of $75,000 (or 21%) was primarily due to decreased interest rates.

EFFECT OF INFLATION:
Inflation affects the costs of operating and maintaining the Company's investments.  In addition, rentals under certain leases are based in part on the lessee's sales and tend to increase with inflation, and certain leases provide for periodic adjustments according to changes in predetermined price indices.

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES
The Company's material commitments in 2009 primarily consist of maturities of debt obligations of approximately $4.2 million and commitments to fund private capital investments of approximately $1 million due upon demand.  The funds necessary to meet these obligations are expected to be available from the proceeds of sales of properties or investments, refinancing, distributions from investments and available cash. The maturing debt obligations for 2009 primarily consists of the note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of approximately $3.7 million which is due on demand.  The obligation due to TGIF will be paid with funds available from distributions from the Company’s investment in TGIF and from available cash.

(16)

Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

MATERIAL COMPONENTS OF CASH FLOWS
For the three months ended March 31, 2009, net cash provided by operating activities was approximately $216,000. This was primarily from the Company’s rental operations cash flow.

For the three months ended March 31, 2009, net cash provided by investing activities was approximately $79,000. This consisted primarily of approximately $290,000 in net proceeds from sales of marketable securities and distributions from other investment of $255,000.  These sources of funds were partially offset by purchases of marketable securities of $280,000, additions to loans receivable of $100,000 and contributions to other investments of $89,000.

For the three months ended March 31, 2009, net cash used in financing activities was approximately $187,000 consisting of repayments of mortgage notes payable.

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

(17)

PART II.   OTHER INFORMATION
Item 1. Legal Proceedings: None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds:

(c)  The following table presents information regarding the shares of our common stock we purchased during each of the three calendar months ended March 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan (1)
January 1 – 31 2009	1,100	$3.71	4,080	$291,115
February 1 – 28 2009	-	$-	-	$291,115
March 1 – 31 2009	-	-	-	$291,115

1.
We have one program, which was announced in November 2008 after approval by our Board of Directors, to repurchase up to $300,000 of outstanding shares of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions.  All of the shares we purchased during these periods were purchased on the open market pursuant to this program.  The repurchased shares of common stock will be held in treasury and used for general corporate purposes.  This program has no expiration date.

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

HMG/COURTLAND PROPERTIES, INC.

Dated: May 13, 2009	/s/ Lawrence Rothstein
President, Treasurer and Secretary
Principal Financial Officer

Dated: May 13, 2009	/s/Carlos Camarotti
Vice President- Finance and Controller
Principal Accounting Officer

(19)