Form 10-Q
period 2009-06-30
HMG COURTLAND PROPERTIES INC
filed 2009-08-13
CIK 311817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE      ACT OF 1934

For the Quarterly period ended                 June 30, 2009

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________________to ________________

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
Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [  ]     No [  ]
APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  1,021,383 Common shares were outstanding as of July 31, 2009.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

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

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS	June 30,	December 31,
	2009	2008
ASSETS	(UNAUDITED)
Investment properties, net of accumulated depreciation:
Commercial properties	$7,703,985	$7,961,765
Commercial properties- construction in progress	48,336	-
Hotel, club and spa facility	4,090,548	4,338,826
Marina properties	2,446,992	2,566,063
Land held for development	27,689	27,689
Total investment properties, net	14,317,550	14,894,343

Cash and cash equivalents	2,919,081	3,369,577
Cash and cash equivalents-restricted	2,393,011	2,390,430
Investments in marketable securities	4,089,829	3,295,391
Other investments	3,549,804	3,733,101
Investment in affiliate	2,980,281	2,947,758
Loans, notes and other receivables	786,540	621,630
Notes and advances due from related parties	582,362	587,683
Deferred taxes	248,000	366,000
Goodwill	7,728,627	7,728,627
Other assets	806,237	888,535
TOTAL ASSETS	$40,401,322	$40,823,075

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages and notes payable	$18,935,242	$19,297,560
Accounts payable and accrued expenses	1,445,932	1,577,115
Interest rate swap contract payable	1,283,000	2,156,000
Total Liabilities	21,664,174	23,030,675

Preferred stock, $1 par value; 2,000,000 shares
authorized; none issued	-	-
Excess common stock, $1 par value; 500,000 shares authorized;
none issued	-	-
Common stock, $1 par value; 1,500,000 shares authorized;
1,317,535 shares issued as of June 30, 2009 and
December 31, 2008	1,317,535	1,317,535
Additional paid-in capital	26,585,595	26,585,595
Less: Treasury stock, at cost (296,152 and 294,952 shares as of
June 30, 2009 and December 31, 2008, respectively)	(2,574,715)	(2,570,635)
Undistributed gains from sales of properties, net of losses	41,572,120	41,572,120
Undistributed losses from operations	(52,029,753)	(52,023,776)
Accumulated other comprehensive loss	(641,500)	(1,078,000)
Total stockholders’ equity	14,229,282	13,802,839
Noncontrolling interests	4,507,866	3,989,561
Total Equity	18,737,148	17,792,400
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$40,401,322	$40,823,075

See notes to the condensed consolidated financial statements

(1)

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
	Three Months Ended June 30,		Six Months Ended June 30,
REVENUES	2009	2008	2009	2008
Real estate rentals and related revenue	$444,335	$404,143	$891,744	$805,880
Food & beverage sales	1,739,911	1,940,429	3,623,927	3,855,815
Marina revenues	409,626	427,371	850,194	880,013
Spa revenues	101,246	200,858	240,183	424,072
Total revenues	2,695,118	2,972,801	5,606,048	5,965,780
EXPENSES
Operating expenses:

Rental and other properties	186,481	136,458	384,161	269,576
Food and beverage cost of sales	432,170	506,716	907,193	1,020,362
Food and beverage labor and related costs	382,058	396,866	790,538	807,091
Food and beverage other operating costs	585,772	592,227	1,153,190	1,129,700
Marina expenses	241,890	253,426	492,983	489,684
Spa expenses	143,908	188,016	277,317	367,963
Depreciation and amortization	341,452	339,253	682,184	674,148
Adviser's base fee	255,000	255,000	510,000	510,000
General and administrative	53,349	82,522	132,040	161,227
Professional fees and expenses	69,132	66,600	119,384	129,145
Directors' fees and expenses	23,353	24,279	49,255	53,029
Total operating expenses	2,714,565	2,841,363	5,498,245	5,611,925

Interest expense	281,640	333,676	561,957	689,104
Total expenses	2,996,205	3,175,039	6,060,202	6,301,029

Loss before other income and income taxes	(301,087)	(202,238)	(454,154)	(335,249)

Net realized and unrealized gain (losses)from investments in marketable securities	579,730	(26,776)	419,300	(214,650)
Net income from other investments	29,430	126,238	48,142	158,031
Interest, dividend and other income	94,917	247,661	180,539	336,592
Total other income	704,077	347,123	647,981	279,973

Income (loss) before income taxes	402,990	144,885	193,827	(55,276)

Provision for income taxes	153,000	83,000	118,000	42,000
Net income (loss)	249,990	61,885	75,827	(97,276)

Less: Net income attributable to noncontrolling interests	(9,564)	(74,582)	(81,804)	(170,042)
Net income (loss) attributable to the Company	240,426	(12,697)	(5,977)	(267,318)
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap agreement	$332,500	$(15,000)	$436,500	$(277,500)
Total other comprehensive income (loss)	332,500	(15,000)	436,500	(277,500)

Comprehensive income (loss)	$572,926	$(27,697)	$430,523	$(544,818)

Net Income (loss) Per Common Share:
Basic and diluted	$.24	$(.01)	$(.01)	$(.26)
Weighted average common shares outstanding-basic and diluted	1,021,408	1,023,955	1,021,408	1,023,955

See notes to the condensed consolidated financial statements

 (2)

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to the Company	$(5,977)	$(267,318)
Adjustments to reconcile net loss attributable to the Company to net cash provided by operating activities:
Depreciation and amortization	682,184	674,148
Net income from other investments	(48,142)	(158,031)
Net (gain) loss from investments in marketable securities	(419,300)	214,650
Net income attributable to noncontrolling interests	81,804	170,042
Deferred income tax benefit	118,000	42,000
Changes in assets and liabilities:
Increase in Other assets and other receivables	45,312	26,392
(Decrease) increase in Accounts payable, accrued expenses and other liabilities	(131,183)	372,387
Total adjustments	328,675	1,341,588
Net cash provided by operating activities	322,698	1,074,270

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and improvements of properties	(89,313)	(476,162)
Decrease (increase) in notes and advances from related parties	5,321	(7,096)
Increase in mortgage loans and notes receivables	(150,000)	(100,000)
Collections of mortgage loans and notes receivables	6,000	507,025
Distributions from other investments	314,727	252,235
Contributions to other investments	(115,812)	(485,298)
Net proceeds from sales and redemptions of securities	936,399	2,263,907
Increase in investments in marketable securities	(1,311,537)	(1,116,636)
Net cash (used in) provided by investing activities	(404,215)	837,975

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgages and notes payables	(362,318)	(336,655)
Deposits to restricted cash	(2,581)	(2,004,834)
Contributions from noncontrolling interests	0	1,000,000
Purchase of treasury stock	(4,080)	-
Net cash used in financing activities	(368,979)	(1,341,489)

Net (decrease) increase in cash and cash equivalents	(450,496)	570,756

Cash and cash equivalents at beginning of the period	3,369,577	2,599,734

Cash and cash equivalents at end of the period	$2,919,081	$3,170,490

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$562,000	$689,000
Cash paid during the period for income taxes	$0	$0
See notes to the condensed consolidated financial statements

(3)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2008.  The balance sheet as of December 31, 2008 was derived from audited financial statements as of that date. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements include the accounts of HMG/Courtland Properties, Inc. (the "Company") and entities in which the Company owns a majority voting interest or controlling financial interest. All material transactions and balances with consolidated and unconsolidated entities have been eliminated in consolidation or as required under the equity method.

2. RECENT ACCOUNTING PRONOUNCEMENT
Recently Adopted Accounting Standards

In January 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 141R, Business Combinations (“FAS 141R”), Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”), Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”), Emerging Issues Task Force (“EITF”) Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements, EITF Issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”), EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”) and FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).

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

FAS 160 provides guidance for the accounting, reporting and disclosure of noncontrolling interests and requires, among other things, those noncontrolling interests be recorded as equity in the consolidated financial statements. The adoption of this standard resulted in the reclassification of Minority Interests (now referred to as noncontrolling interests) to a separate component of Stockholders’ Equity on the Consolidated Balance Sheet. Additionally, net income attributable to noncontrolling interests is now shown separately from parent net income in the Consolidated Statement of Comprehensive Income. Prior periods have been restated to reflect the presentation and disclosure requirements of FAS 160.

(4)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The effect of adoption of EITF 07-1 was not material to the Company’s consolidated financial position or results of operations.

FAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, FAS 161 requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format (see Note 6). Since FAS 161 requires only additional disclosures about the Company’s derivatives and hedging activities, the adoption of FAS 161 did not affect the Company’s financial position or results of operations.

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

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), and FSP FASB 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1). These two staff positions relate to fair value measurements and related disclosures. The FASB also issued a third FSP relating to the accounting for impaired debt securities titled FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2). These standards are effective for interim and annual periods ending after June 15, 2009. The adoption of this standard did not affect the Company’s financial position or results of operations.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009.

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on August 13, 2009. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Condensed Consolidated Financial Statements.

(5)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

Recently Issued Accounting Standards

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (SFAS 166). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification TM (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its quarterly report on Form 10-Q for the quarter ending September 30, 2009. This will not have an impact on the consolidated results of the Company.

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

Summarized combined statement of income for Landing and Rawbar for the three and six months ended June 30, 2009 and 2008 is presented below (Note: the Company’s ownership percentage in these operations is 50%):

Summarized Combined statements of income Bayshore Landing, LLC and Bayshore Rawbar, LLC	For the three months ended June 30, 2009	For the three months ended June 30, 2008	For the six months ended June 30, 2009	For the six months ended June 30, 2008

Revenues:
Food and Beverage Sales	$1,740,000	$1,941,000	$3,624,000	$3,856,000
Marina dockage and related	285,000	307,000	595,000	639,000
Retail/mall rental and related	135,000	104,000	270,000	206,000
Total Revenues	2,160,000	2,352,000	4,489,000	4,701,000

Expenses:
Cost of food and beverage sold	432,000	506,000	907,000	1,020,000
Labor and related costs	330,000	341,000	685,000	696,000
Entertainers	52,000	56,000	105,000	111,000
Other food and beverage related costs	185,000	172,000	339,000	305,000
Other operating costs	66,000	46,000	133,000	128,000
Repairs and maintenance	99,000	112,000	221,000	202,000
Insurance	150,000	152,000	300,000	306,000
Management fees	60,000	76,000	123,000	137,000
Utilities	73,000	78,000	137,000	148,000
Ground rent	221,000	206,000	442,000	410,000
Interest	223,000	236,000	447,000	472,000
Depreciation	194,000	192,000	387,000	380,000
Total Expenses	2,085,000	2,173,000	4,226,000	4,315,000

Net Income before noncontrolling interest	$75,000	$179,000	$263,000	$386,000

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

Net realized and unrealized gain (loss) from investments in marketable securities for the three and six months ended June 30, 2009 and 2008 is summarized below:
	Three months ended June 30,		Six months ended June 30,
Description	2009	2008	2009	2008
Net realized (loss) gain from sales of securities	$57,000	$(63,000)	$(3,000)	$(94,000)
Unrealized net gain (loss) in trading securities	523,000	36,000	422,000	(121,000)
Total net (loss) gain from investments in marketable securities	$580,000	$(27,000)	$419,000	$(215,000)

For the three and six months ended June 30, 2009 net unrealized gain from in trading securities was $523,000 and $422,000, respectively. This is compared to a net unrealized gain of $36,000 and a net unrealized loss of $121,000 for the three and six months ended June 30, 2009, respectively.  The large increase in unrealized gains in 2009 is in line with the overall recovery in the US stock markets since lows were reached in March 2009, and also a result of the Company’s increased investments in corporate bonds which have performed well during the second quarter of 2009.

For the three months ended June 30, 2009 net realized gain from sales of marketable securities of approximately $57,000 consisted of approximately $64,000 of gross gains net of $7,000 of gross losses. For the six months ended June 30, 2009 net realized loss from sales of marketable securities of approximately $3,000 consisted of approximately $103,000 of gross losses net of $100,000 of gross gains.

For the three and six months ended June 30, 2008 net realized losses from sales of marketable securities of approximately $63,000 and $94,000, respectively, consisted of approximately $154,000 of gross losses net of $91,000 of gross gains for the three month period and $262,000 of gross losses net of $168,000 of gross gains for the six month period.

Investment gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net earnings. However, the amount of investment gains or losses on marketable securities for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

5.   OTHER INVESTMENTS
As of June 30, 2009, the Company’s portfolio of other investments had an aggregate carrying value of approximately $3.6 million.  The Company has committed to fund an additional $1.0 million as required by agreements with the investees.  The carrying value of these investments is equal to contributions less distributions and loss valuation adjustments.  During the six months ended June 30, 2009 the Company contributed approximately $116,000 toward these commitments and received cash distributions from these investments of $315,000 primarily from the liquidation of one stock fund.

(8)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

Net gain from other investments for the three and six months ended June 30, 2009 and 2008 is summarized below:
	Three months ended June 30,		Six months ended June 30,
Description	2009	2008	2009	2008
Technology-related venture fund	$--	$22,000	$--	$22,000
Partnership owning diversified businesses & distressed debt	12,000	--	16,000	7,000
Income from investment in 49% owned affiliate (T.G.I.F. Texas, Inc.)	17,000	10,000	32,000	35,000
Others, net	--	94,000	--	94,000
Total net gain from other investments	$29,000	$126,000	$48,000	$158,000

During the six months ended June 30, 2009 cash distributions of $287,000 were received from the redemption of a stock fund.  This distribution was recorded as a reduction in the carrying value of the investment. There was no other significant activity relating to the Company’s other investments during the six months ended June 30, 2009.

During the six months ended June 30, 2008, the Company received approximately $149,000 of cash proceeds from the redemption of a private equity fund resulting in a gain to the Company of $94,000.

In accordance with FASB Staff Position (FSP) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the recognition guidance for other-than-temporary impairments (OTTI) of debt securities and expands the financial statement disclosure for OTTI on debt and equity securities (this FSP only applies to the Company’s other investments, not its investment in marketable equity and debt securities for which mark to market adjustments are already recorded in the Company’s income statement ), the following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2008 and June 30, 2009, aggregated by investment category and the length of time that investments have been in a continuous loss position:

	As of December 31, 2008
	Less than 12 Months		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$109,000	$(51,000)	$275,000	$(86,000)	$384,000	$(137,000)
Partnerships owning diversified businesses	112,000	(4,000)	366,000	(147,000)	478,000	(151,000)

Total	$221,000	$(55,000)	$641,000	$(233,000)	$862,000	$(288,000)

	As of June 30, 2009
	Less than 12 Months		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(unaudited)				(unaudited)
Partnerships owning investments in technology related industries	$129,000	$(57,000)	$292,000	$(98,000)	$421,000	$(155,000)
Partnerships owning diversified businesses	345,000	(190,000)	523,000	(187,000)	868,000	(377,000)
Partnerships owning real estate and related investments	351,000	(88,000)	0	0	351,000	(88,000)

Total	$825,000	$(335,000)	$815,000	$(285,000)	$1,640,000	$(620,000)

(9)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

As of June 30, 2009 the Company’s other investments consists of 24 individual investments in limited partnerships with varying investment objectives and focus. Management has categorized these investments by investment focus (technology & communications, diversified businesses and real estate and related). As of June 30, 2009 and December 31, 2008, there were a total of seven and four investments, respectively, out of the 24, that were considered temporarily impaired. Of those seven and four investments, five and four, respectively have been impaired for greater than twelve months. The majority of the Company’s other investments have not suffered any impairment.

Unrealized losses on the Company’s other investments generally occur as a result of valuation adjustments recorded by the managing partners of these partnerships and are based on estimated changes to the value of the underlying portfolio companies. Weaker financial performance, coupled with the impact of new fair value accounting rules have resulted in declines in the carry values of many portfolio companies. These new accounting rules established a framework for measuring the fair value of illiquid investments, such as private equity investments. In order to determine the fair value of their portfolio investments, private equity managers review a number of factors, including a portfolio company’s most recent financial results, relevant valuation metrics and financial performance of comparable public and private companies; and other company and market specific characteristics. As a result, certain portfolio company valuations, which are based in large part on the valuation metrics of comparable public companies, have been negatively impacted. Nevertheless, fair value markdowns for unrealized portfolio companies do not necessarily represent a permanent loss of value, just as mark ups do not always lead to realized gains.

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three and six month periods ended June 30, 2009, the Company did not recognize any material impairment charges on its other investments. As of June 30, 2009, the Company does not consider any of its investments to be other-than-temporarily impaired.

(10)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

6. INTEREST RATE SWAP CONTRACT
The Company is exposed to interest rate risk through its borrowing activities.  In order to minimize the effect of changes in interest rates, the Company has entered into an interest rate swap contract under which the Company agrees to pay an amount equal to a specified rate of 7.57% times a notional principal approximating the outstanding loan balance, and to receive in return an amount equal to 2.45% plus the one-month LIBOR Rate times the same notional amount.  The Company designated this interest rate swap contract as a cash flow hedge.  As of June 30, 2009 and December 31, 2008 the fair value (net of 50% minority interest) of the cash flow hedge was a loss of approximately $642,000 and $1,078,000, respectively, which has been recorded as other comprehensive income (loss) and will be reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

The following tables present the required disclosures in accordance with SFAS 161:

Fair Values of Derivative Instruments:	Liability Derivative
	June 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Statement 133:
Interest rate swap contract	Liabilities	$1,283,000	Liabilities	$2,156,000
Total derivatives designated as hedging instruments under Statement 133		$1,283,000		$2,156,000

The Effect of Derivative Instruments on the Statements of Comprehensive Income
for the Three and Six Months Ended June 30, 2009 and 2008:

Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)
	For the three Months ended June 30, 2009	For the three Months ended June 30, 2008	For the six Months ended June 30, 2009	For the six Months ended June 30, 2008
Interest rate swap contracts	$332,500	$(15,000)	$436,500	$(277,500)
Total	$332,500	$(15,000)	$436,500	$(277,500)

(11)

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair value measurement at reporting date using
Description	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Time deposits	$128,000	—	$128,000	—
Money market mutual funds	1,369,000	1,369,000	—	—
Cash equivalents – restricted
Money market mutual funds	2,393,000	2,393,000	—	—
Marketable securities:
Corporate debt securities	1,825,000	—	1,825,000	—
Marketable equity securities	2,265,000	2,265,000	—	—

Total assets	$7,980,000	$6,027,000	$1,953,000	$—

Liabilities
Interest rate swap contract	$1,283,000	$—	$1,283,000	$—

Total liabilities	$1,283,000	$—	$1,283,000	$—

Assets measured at fair value on a nonrecurring basis are summarized below:

Description	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment in various technology related partnerships	$303,000	$—	$—	$303,000

No other than temporary impairments were recognized for the six months ended June 30, 2009.

(12)

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

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net Revenues:
Real estate and marina rentals	$854,000	$832,000	$1,741,000	$1,686,000
Food and beverage sales	1,739,000	1,940,000	3,624,000	3,856,000
Spa revenues	102,000	201,000	241,000	424,000
Total Net Revenues	$2,695,000	$2,973,000	$5,606,000	$5,966,000

Income (loss) before income taxes:
Real estate and marina rentals	$64,000	$110,000	$177,000	$247,000
Food and beverage sales	63,000	88,000	150,000	182,000
Other investments and related income	266,000	(128,000)	(215,000)	(654,000)
Total net income (loss) before income taxes attributable to the Company	$393,000	$70,000	$112,000	$(225,000)

(13)

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2005, 2006, 2007 and 2008, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2009.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the consolidated financial statements as selling, general and administrative expense.

(14)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
The Company reported net income attributable to the Company of approximately $240,000 ($.24 per share) for the three months ended June 30, 2009 and a net loss of approximately $6,000 (less than $.01 per share) for the six months ended June 30, 2009.  This is as compared with a net loss of approximately $13,000 ($.01 per share) and $267,000 ($.26 per share) for the three and six months ended June 30, 2008, respectively.

As discussed further below, total revenues for the three and six months ended June 30, 2009 as compared with the same periods in 2008, decreased by approximately $278,000 (9%) and $360,000 (6%), respectively.  Total expenses for the three and six months ended June 30, 2009, as compared with the same periods in 2008, decreased by approximately $179,000 (6%) and $241,000 (4%), respectively.

REVENUES
Rentals and related revenues for the three and six months ended June 30, 2009 as compared with the same periods in 2008 increased by $40,000 (10%) and $86,000 (11%), respectively. This was due to increased rental revenue from the Monty’s retail space and increase rent from Grove Isle as a result of inflation adjustments to base rent.

Restaurant operations:
Summarized statements of income for the Company’s Monty’s restaurant for the three and six months ended June 30, 2009 and 2008 is presented below:
	For the three months		For the six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008
Revenues:
Food and Beverage Sales	$1,740,000	$1,941,000	$3,624,000	$3,856,000

Expenses:
Cost of food and beverage sold	432,000	506,000	907,000	1,020,000
Labor and related costs	330,000	341,000	685,000	696,000
Entertainers	52,000	56,000	105,000	111,000
Other food and beverage direct costs	77,000	79,000	155,000	149,000
Other operating costs	108,000	93,000	184,000	156,000
Repairs and maintenance	59,000	56,000	125,000	98,000
Insurance	75,000	76,000	153,000	155,000
Management and accounting fees	22,000	22,000	57,000	57,000
Utilities	60,000	62,000	117,000	128,000
Rent (as allocated)	185,000	205,000	363,000	387,000
Total Expenses	1,400,000	1,496,000	2,851,000	2,957,000

Income before depreciation and noncontrolling interest	$340,000	$445,000	$773,000	$899,000

(15)

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued) The following table summarizes the amounts the table above as a percentage of sales:
All amounts as a percentage of sales	For the three months		For the six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008
Revenues:
Food and Beverage Sales	100%	100%	100%	100%

Expenses:
Cost of food and beverage sold	25%	26%	25%	27%
Labor and related costs	19%	18%	19%	18%
Entertainers	3%	3%	3%	3%
Other food and beverage direct costs	4%	4%	4%	4%
Other operating costs	6%	5%	5%	4%
Repairs and maintenance	3%	3%	4%	3%
Insurance	4%	4%	4%	4%
Management fees	1%	1%	2%	1%
Utilities	4%	3%	3%	3%
Rent (as allocated)	11%	10%	10%	10%
Total Expenses	80%	77%	79%	77%
Income before depreciation and noncontrolling interest	20%	23%	21%	23%

Marina operations:
Summarized and combined statements of income for marina operations:
(The Company owns 50% of the Monty’s marina and 95% of the Grove Isle marina)
	For the three months		For the six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008
Marina Revenues:
Monty's dockage fees and related income	$285,000	$307,000	$595,000	$639,000
Grove Isle marina slip owners dues and dockage fees	125,000	120,000	255,000	241,000
Total marina revenues	410,000	427,000	850,000	880,000

Marina Expenses:
Labor and related costs	67,000	64,000	128,000	120,000
Insurance	47,000	49,000	92,000	97,000
Management fees	19,000	19,000	38,000	39,000
Utilities, net of tenant reimbursement	5,000	2,000	5,000	(6,000)
Rent and bay bottom lease expense	55,000	59,000	115,000	122,000
Repairs and maintenance	20,000	33,000	64,000	71,000
Other	29,000	27,000	51,000	47,000
Total marina expenses	242,000	253,000	493,000	490,000

Income before depreciation and noncontrolling interest	$168,000	$174,000	$357,000	$390,000

(16)

Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Monty’s dockage and related revenue for the three and six months ended June 30, 2009 as compared to the same periods in 2008 decreased by approximately $22,000 (7%) and $44,000 (7%) as the result of the general decline in marina and related activity experienced industry wide. Marina expenses for the three and six months ended June 30, 2009 as compared to the same periods in 2008 remained substantially unchanged

Spa operations:
Below are summarized statements of income for Grove Isle spa operations for the three and six months ended June 30, 2009 and 2008.  The Company owns 50% of the Grove Isle Spa with the other 50% owned by an affiliate of Grand Heritage, the tenant of the Grove Isle Resort:

Summarized statements of income of spa operations	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008
Revenues:
Services provided	$77,000	$188,000	$202,000	$397,000
Membership and other	24,000	13,000	38,000	27,000
Total spa revenues	101,000	201,000	240,000	424,000
Expenses:
Cost of sales (commissions and other)	34,000	54,000	66,000	116,000
Salaries, wages and related	46,000	59,000	94,000	121,000
Other operating expenses	50,000	54,000	88,000	88,000
Management and administrative fees	7,000	13,000	15,000	23,000
Other non-operating expenses	7,000	12,000	14,000	24,000
Total Expenses	144,000	192,000	277,000	372,000

Income (loss) before interest, depreciation and noncontrolling interest	$(43,000)	$9,000	$(37,000)	$52,000

Spa revenues for the three and six months ended June 30, 2009 as compared with the same periods in 2008 decreased by $100,000 (50%) and $184,000 (43%), respectively due to a general decline in hotel guests and demand for spa and other leisure services.

Net realized and unrealized  loss from investments in marketable securities:
Net realized and unrealized gain (loss) from investments in marketable securities for the three and six months ended June 30, 2009 was approximately $580,000 and $419,000, respectively.  Net realized and unrealized gain (loss) from investments in marketable securities for the three and six months ended June 30, 2008 was approximately ($27,000) and ($215,000), respectively.  For further details refer to Note 4 to Condensed Consolidated Financial Statements (unaudited).

Net income from other investments:
Net income from other investments for the three and six months ended June 30, 2009 was approximately $29,000 and $48,000, respectively.  Net income from other investments for the three and six months ended June 30, 2008 was approximately $126,000 and $158,000, respectively. For further details refer to Note 5 to Condensed Consolidated Financial Statements (unaudited).

(17)

Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Interest, dividend and other income
Interest, dividend and other income for the three and six months ended June 30, 2009 was approximately $95,000 and $181,000, respectively.  Interest, dividend and other income for the three and six months ended June 30, 2008 was approximately $248,000 and $337,000, respectively. The decreases in 2009 were primarily due to the receipt of a $168,000 nonrecurring real estate leasing commission received in June 2008.

EXPENSES
Expenses for rental and other properties for the three and six months ended June 30, 2009 were $186,000 and $384,000, respectively. Expenses for rental and other properties for the three and six months ended June 30, 2008 were $136,000 and $269,000, respectively.  The increase in 2009 is primarily due to increased repairs and maintenance at Grove Isle in connection with the change of tenants which occurred in November 2008, and increased rent expense at the Monty’s property.

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

Interest expense for the three and six months ended June 30, 2009 was $282,000 and $562,000, respectively.  Interest expense for the three and six months ended June 30, 2008 was $334,000 and $689,000, respectively. The decrease in 2009 is due to lower interest rates.

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

(18)

Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

MATERIAL COMPONENTS OF CASH FLOWS
For the six months ended June 30, 2009, net cash provided by operating activities was approximately $323,000. This was primarily from the Company’s rental operations cash flow.

For the six months ended June 30, 2009, net cash used in investing activities was approximately $404,000. This consisted primarily of purchases of marketable securities of $1.3 million, additions to loans receivable of $150,000, contributions to other investments of $116,000 and improvements of properties and purchases of fixed assets of $89,000.  These uses were partially offset by $936,000 in net proceeds from sales of marketable securities and distributions from other investment of $315,000.

For the six months ended June 30, 2009, net cash used in financing activities was approximately $369,000 consisting of repayments of mortgage notes payable.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Not applicable

Item 4.  Controls and Procedures
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

(19)

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings: None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds:

(c)	The following table presents information regarding the shares of our common stock we purchased during each of the six calendar months ended June 30, 2009.

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan (1)		Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan (1)
January 1 – 31 2009	1,200		$3.40		4,080		$291,115
February 1 – 28 2009	-		$-		-		$291,115
March 1 – 31 2009	-		$-		-		$291,115
April 1 – 30 2009	-		$-		-		$291,115
May 1 – 31 2009	-		$-		-		$291,115
June 1 – 30 2009		-		$-		-	$291,115

1.
We have one program, which was announced in November 2008 after approval by our Board of Directors, to purchase up to $300,000 of outstanding shares of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions.  All of the shares we purchased during these periods were purchased on the open market pursuant to this program.  The repurchased shares of common stock will be held in treasury and used for general corporate purposes.  This program has no expiration date.

Item 3. Defaults Upon Senior Securities: None.

Item 4. Submission of Matters to a Vote of Security Holders: None

Item 5. Other Information: None

Item 6.     Exhibits:

(a)  Certifications pursuant to 18 USC Section 1350-Sarbanes-Oxley Act of 2002. Filed herewith.

(20)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMG/COURTLAND PROPERTIES, INC.

Dated: August 13, 2009	/s/ Lawrence Rothstein
President, Treasurer and Secretary
Principal Financial Officer

Dated: August 13, 2009	/s/Carlos Camarotti
Vice President- Finance and Controller
Principal Accounting Officer

(21)