Form 10-Q
period 2009-09-30
HMG COURTLAND PROPERTIES INC
filed 2009-11-10
CIK 311817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly period ended                 September 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number      1-7865

HMG/COURTLAND PROPERTIES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	59-1914299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1870 S. Bayshore Drive, Coconut Grove, Florida	33133
(Address of principal executive offices)	(Zip Code)
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
Yes ☐     No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  1,021,383 Common shares were outstanding as of October 31, 2009.

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

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS	September 30,	December 31,
	2009	2008
ASSETS	(UNAUDITED)
Investment properties, net of accumulated depreciation:
Commercial properties	$7,654,146	$7,961,765
Hotel, club and spa facility	3,971,692	4,338,826
Marina properties	2,387,836	2,566,063
Land held for development	27,689	27,689
Total investment properties, net	14,041,363	14,894,343

Cash and cash equivalents	2,286,863	3,369,577
Cash and cash equivalents-restricted	2,398,432	2,390,430
Investments in marketable securities	4,540,111	3,295,391
Other investments	3,584,678	3,733,101
Investment in affiliate	2,996,285	2,947,758
Loans, notes and other receivables	874,151	621,630
Notes and advances due from related parties	578,569	587,683
Deferred taxes	325,000	366,000
Goodwill	7,728,627	7,728,627
Other assets	868,348	888,535
TOTAL ASSETS	$40,222,427	$40,823,075

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages and notes payable	$18,758,444	$19,297,560
Accounts payable and accrued expenses	1,575,116	1,577,115
Interest rate swap contract payable	1,453,000	2,156,000
Total Liabilities	21,786,560	23,030,675

Preferred stock, $1 par value; 2,000,000 shares
authorized; none issued	-	-
Excess common stock, $1 par value; 500,000 shares authorized;
none issued	-	-
Common stock, $1 par value; 1,500,000 shares authorized;
1,317,535 shares issued as of September 30, 2009 and
December 31, 2008	1,317,535	1,317,535
Additional paid-in capital	26,585,595	26,585,595
Less: Treasury stock, at cost (296,152 and 294,952 shares as of
September 30, 2009 and December 31, 2008, respectively)	(2,574,715)	(2,570,635)
Undistributed gains from sales of properties, net of losses	41,572,120	41,572,120
Undistributed losses from operations	(52,033,629)	(52,023,776)
Accumulated other comprehensive loss	(726,500)	(1,078,000)
Total stockholders’ equity	14,140,406	13,802,839
Non controlling interests	4,295,461	3,989,561
Total Equity	18,435,867	17,792,400
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$40,222,427	$40,823,075

See notes to the condensed consolidated financial statements

(1)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,
REVENUES	2009	2008	2009	2008
Real estate rentals and related revenue	$449,477	$436,401	$1,341,221	$1,242,281
Food & beverage sales	1,238,438	1,350,509	4,862,365	5,206,324
Marina revenues	403,794	447,032	1,253,988	1,327,045
Spa revenues	153,934	227,991	394,117	652,063
Total revenues	2,245,643	2,461,933	7,851,691	8,427,713
EXPENSES
Operating expenses:
Rental and other properties	275,061	209,237	659,222	478,813
Food and beverage cost of sales	329,156	370,329	1,236,349	1,390,691
Food and beverage labor and related costs	351,184	377,900	1,141,722	1,184,991
Food and beverage other operating costs	477,759	524,415	1,630,949	1,654,115
Marina expenses	245,257	243,845	738,240	733,529
Spa expenses	148,514	236,928	425,831	604,891
Depreciation and amortization	338,671	345,779	1,020,855	1,019,927
Adviser's base fee	255,000	255,000	765,000	765,000
General and administrative	79,336	85,760	211,376	246,987
Professional fees and expenses	95,912	102,331	215,296	231,476
Directors' fees and expenses	34,782	30,959	84,037	83,988
Total operating expenses	2,630,632	2,782,483	8,128,877	8,394,408

Interest expense	278,407	329,299	840,364	1,018,403
Total expenses	2,909,039	3,111,782	8,969,241	9,412,811

Loss before other income and income taxes	(663,396)	(649,849)	(1,117,550)	(985,098)

Net realized and unrealized gain (losses)from investments in marketable securities	539,792	(689,073)	959,092	(903,723)
Net (loss) income from other investments	(248,638)	6,969	(200,496)	165,000
Interest, dividend and other income	147,024	72,639	327,563	409,231
Total other income (loss)	438,178	(609,465)	1,086,159	(329,492)

(Loss) income before income taxes	(225,218)	(1,259,314)	(31,391)	(1,314,590)

(Benefit from) provision for income taxes	(77,000)	(322,000)	41,000	(280,000)
Net loss	(148,218)	(937,314)	(72,391)	(1,034,590)

Less: Net (loss) income attributable to non controlling interests	(144,342)	174,946	62,538	4,904
Net loss attributable to the Company	(3,876)	(762,368)	(9,853)	(1,029,686)
Other comprehensive income (loss):
Unrealized (loss) gain on interest rate swap agreement	$(85,000)	$(61,000)	$351,500	$(76,000)
Total other comprehensive income (loss)	(85,000)	(61,000)	351,500	(76,000)

Comprehensive income (loss)	$(88,876)	$(823,368)	$341,647	$(1,105,686)

Net Income (loss) Per Common Share:
Basic and diluted	$(.01)	$(.74)	$(.01)	$(1.01)
Weighted average common shares outstanding-basic and diluted	1,021,408	1,023,955	1,021,408	1,023,955

See notes to the condensed consolidated financial statements

 (2)

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to the Company	$(9,853)	$(1,029,686)
Adjustments to reconcile net loss attributable to the Company to net cash provided by operating activities:
Depreciation and amortization	1,020,855	1,019,927
Net loss (income) from other investments	200,496	(165,000)
Net (gain) loss from investments in marketable securities	(959,092)	903,723
Net income attributable to non controlling interests	(62,538)	(4,904)
Deferred income tax benefit (provision)	41,000	(280,000)
Changes in assets and liabilities:
(Increase) decrease in other assets and other receivables	(115,454)	6,820
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(1,999)	386,380
Total adjustments	123,268	1,866,946
Net cash provided by operating activities	113,415	837,260

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and improvements of properties	(143,756)	(553,851)
Decrease in notes and advances from related parties	9,114	39,142
Increase in mortgage loans and notes receivables	(150,000)	(100,000)
Collections of mortgage loans and notes receivables	9,000	509,025
Distributions from other investments	330,085	252,235
Contributions to other investments	(430,686)	(495,298)
Net proceeds from sales and redemptions of securities	1,487,868	3,092,459
Increase in investments in marketable securities	(1,773,496)	(2,265,429)
Net cash (used in) provided by investing activities	(661,871)	478,283

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgages and notes payables	(539,116)	(507,780)
Deposits to restricted cash	(8,002)	(2,011,113)
Contributions from non controlling interests	16,940	1,050,000
Purchase of treasury stock	(4,080)	-
Net cash used in financing activities	(534,258)	(1,468,893)

Net decrease in cash and cash equivalents	(1,082,714)	(153,350)

Cash and cash equivalents at beginning of the period	3,369,577	2,599,734

Cash and cash equivalents at end of the period	$2,286,863	$2,446,384

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$840,000	$1,018,000
Cash paid during the period for income taxes	$0	$0
See notes to the condensed consolidated financial statements

(3)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2008.  The balance sheet as of December 31, 2008 was derived from audited financial statements as of that date. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements include the accounts of HMG/Courtland Properties, Inc. (the "Company") and entities in which the Company owns a majority voting interest or controlling financial interest. All material transactions and balances with consolidated and unconsolidated entities have been eliminated in consolidation or as required under the equity method.

2. RECENT ACCOUNTING PRONOUNCEMENT
In September 2009, Accounting Standards Codification (“ASC”) became the source of authoritative U.S. GAAP recognized by the Financial Accounting Standards Board (“FASB”) for nongovernmental entities, except for certain FASB Statements not yet incorporated into ASC. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for registrants. The discussion below includes the applicable ASC reference.

The Company adopted ASC Topic 810-10 Consolidation (formerly SFAS No. 160, Non controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51) effective January 2, 2009. Topic 810-10 changes the manner of presentation and related disclosures for the non controlling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary. The presentation changes are reflected retrospectively in the Company’s unaudited condensed consolidated financial statements.

ASC Topic 815-10 Derivatives and Hedging (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities) was adopted by the Company effective January 2, 2009. The guidance under Topic 815-10 changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses.

The Company adopted ASC Topic 825-10 Financial Instruments (formerly, FASB Staff Position No. SFAS 107-1 and APB No. 28-1, Disclosures about the Fair Value of Financial Instruments), which requires quarterly disclosure of information about the fair value of financial instruments within the scope of Topic 825-10. The Company adopted this pronouncement effective April 1, 2009. This disclosure is in included in Note 7 to the condensed consolidated financial statements.

In April 2009, the Company adopted ASC Topic 820-10-65 Fair Value Measurements and Disclosures (formerly, FASB Staff Position No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). The standard provides additional guidance for estimating fair value in accordance with Topic 820-10-65 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 1, 2009 with no impact on its consolidated financial statements.

The Company adopted, ASC Topic 855-10 Subsequent Events (formerly SFAS 165, Subsequent Events) effective April 1, 2009. This pronouncement changes the general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

(4)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

In June 2009, the FASB finalized SFAS No. 167, Amending FASB interpretation No. 46(R), which was included in ASC Topic 810. The provisions of ASC 810 amend the definition of the primary beneficiary of a variable interest entity and will require the Company to make an assessment each reporting period of its variable interests. The provisions of this pronouncement are effective January 1, 2010. The Company is evaluating the impact of the statement on its consolidated financial statements.

In July 2009, the FASB issued SFAS No. 168, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 Generally Accepted Accounting Principles, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value, which clarifies, among other things, that when a quoted price in an active market for the identical liability is not available, an entity must measure fair value using one or more specified techniques. The Company adopted the pronouncement effective July 1, 2009 with no impact on its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, which revises the existing multiple-element revenue arrangements guidance and changes the determination of when the individual deliverables included in a multiple-element revenue arrangement may be treated as separate units of accounting, modifies the manner in which the transaction consideration is allocated across the separately identified deliverables and expands the disclosures required for multiple-element revenue arrangements. The pronouncement is effective for financial statements issued after December 31, 2010. The Company does not expect the pronouncement to have a material effect on its consolidated financial statements.

The Company evaluated subsequent events through November 10, 2009, the date the financial statements were issued, and there was no subsequent event which impacted the Company’s financial position or results of operations as of September 30, 2009 or which required disclosure.

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

Summarized combined statement of income for Landing and Rawbar for the three and nine months ended September 30, 2009 and 2008 is presented below (Note: the Company’s ownership percentage in these operations is 50%):

Summarized Combined statements of income Bayshore Landing, LLC and Bayshore Rawbar, LLC	For the three months ended September 30, 2009	For the three months ended September 30, 2008	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008

Revenues:
Food and Beverage Sales	$1,238,000	$1,350,000	$4,862,000	$5,206,000
Marina dockage and related	278,000	310,000	873,000	949,000
Retail/mall rental and related	138,000	135,000	408,000	341,000
Total Revenues	1,654,000	1,795,000	6,143,000	6,496,000

Expenses:
Cost of food and beverage sold	329,000	371,000	1,236,000	1,391,000
Labor and related costs	303,000	324,000	988,000	1,020,000
Entertainers	49,000	53,000	154,000	164,000
Other food and beverage related costs	104,000	130,000	443,000	435,000
Other operating costs	86,000	72,000	219,000	200,000
Repairs and maintenance	96,000	115,000	317,000	317,000
Insurance	142,000	159,000	442,000	465,000
Management fees	76,000	79,000	199,000	216,000
Utilities	87,000	86,000	224,000	234,000
Ground rent	234,000	207,000	676,000	617,000
Interest	221,000	234,000	668,000	706,000
Depreciation	194,000	198,000	581,000	578,000
Total Expenses	1,921,000	2,028,000	6,147,000	6,343,000

Net Income before non controlling interest	$(267,000)	$(233,000)	$(4,000)	$153,000

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

Net realized and unrealized gain (loss) from investments in marketable securities for the three and nine months ended September 30, 2009 and 2008 is summarized below:
	Three months ended September 30,		Nine months ended September 30,
Description	2009	2008	2009	2008
Net realized (loss) gain from sales of securities	$(56,000)	$48,000	$(59,000)	$(46,000)
Unrealized net gain (loss) in trading securities	596,000	(737,000)	1,018,000	(858,000)
Total net (loss) gain from investments in marketable securities	$540,000	$(689,000)	$959,000	$(904,000)

For the three and nine months ended September 30, 2009 net unrealized gain from in trading securities was $596,000 and $1,018,000, respectively. This is compared to a net unrealized loss of $737,000 and $858,000 for the three and nine months ended September 30, 2009, respectively.  The large increase in unrealized gains in 2009 is in line with the overall recovery in the US stock markets since lows were reached in March 2009, and also a result of the Company’s increased investments in corporate bonds which have performed well during the second and third quarters of 2009.

For the three months ended September 30, 2009 net realized loss from sales of marketable securities of approximately $56,000 consisted of approximately $153,000 of gross losses net of $97,000 of gross gains. For the nine months ended September 30, 2009 net realized loss from sales of marketable securities of approximately $59,000 consisted of approximately $257,000 of gross losses net of $198,000 of gross gains.

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

5.   OTHER INVESTMENTS
As of September 30, 2009, the Company’s portfolio of other investments had an aggregate carrying value of approximately $3.6 million.  As of September 30, 2009 the Company has committed to fund an additional $941,000 as required by agreements with the investees.  The carrying value of these investments is equal to contributions less distributions and loss valuation adjustments.  During the nine months ended September 30, 2009 the Company contributed approximately $431,000 toward these commitments and received cash distributions from these investments of $330,000 primarily from the redemption of one stock fund. Included in the contributions is a new investment of $250,000 in a private bank in September 2009.

(7)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)
Net gain from other investments for the three and nine months ended September 30, 2009 and 2008 is summarized below:
	Three months ended September 30,		Nine months ended September 30,
Description	2009	2008	2009	2008
Technology-related venture fund	$(150,000)	$--	$(137,000)	$22,000
Partnership owning diversified businesses & distressed debt	(130,000)	--	(127,000)	7,000
Income from investment in 49% owned affiliate (T.G.I.F. Texas, Inc.)	16,000	7,000	49,000	42,000
Others, net	15,000	--	15,000	94,000
Total net gain from other investments	$(249,000)	$7,000	$(200,000)	$165,000

During the nine months ended September 30, 2009 cash distributions of $287,000 were received from the redemption of a stock fund.  This distribution was recorded as a reduction in the carrying value of the investment.

During the nine months ended September 30, 2008, the Company received approximately $149,000 of cash proceeds from the redemption of a private equity fund resulting in a gain to the Company of $94,000.

In accordance with ASC Topic 320-10-65 (formerly FASB Staff Position (FSP) FAS 115-2 and FAS 124-2), Recognition and Presentation of Other-Than-Temporary Impairments, which amends the recognition guidance for other-than-temporary impairments (OTTI) of debt securities and expands the financial statement disclosure for OTTI on debt and equity securities (this FSP only applies to the Company’s other investments, not its investment in marketable equity and debt securities for which mark to market adjustments are already recorded in the Company’s income statement ).

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2008 and September 30, 2009, aggregated by investment category and the length of time that investments have been in a continuous loss position:

	As of December 31, 2008
	Less than 12 Months		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$109,000	$(51,000)	$275,000	$(86,000)	$384,000	$(137,000)
Partnerships owning diversified businesses	112,000	(4,000)	366,000	(147,000)	478,000	(151,000)

Total	$221,000	$(55,000)	$641,000	$(233,000)	$862,000	$(288,000)

	As of September 30, 2009 (unaudited)
	Less than 12 Months		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$92,000	$(12,000)	$403,000	$(18,000)	$496,000	$(30,000)
Partnerships owning diversified businesses	442,000	(208,000)	357,000	(6,000)	799,000	(214,000)
Partnerships owning real estate and related investments	320,000	(119,000)	0	0	320,000	(119,000)

Total	$854,000	$(339,000)	$760,000	$(24,000)	$1,615,000	$(363,000)

(8)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

As of September 30, 2009 the Company’s other investments consists of 25 individual investments primarily in limited partnerships with varying investment objectives and focus. Management has categorized these investments by investment focus (technology & communications, diversified businesses/distressed debt, real estate and related and other).

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

During the three and nine months ended September 30, 2009, the Company recognized $280,000 for material impairment charges on its other investments. As of September 30, 2009, the Company does not consider any of its investments to be other-than-temporarily impaired.

(9)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

6. INTEREST RATE SWAP CONTRACT
The Company is exposed to interest rate risk through its borrowing activities.  In order to minimize the effect of changes in interest rates, the Company has entered into an interest rate swap contract under which the Company agrees to pay an amount equal to a specified rate of 7.57% times a notional principal approximating the outstanding loan balance, and to receive in return an amount equal to 2.45% plus the one-month LIBOR Rate times the same notional amount.  The Company designated this interest rate swap contract as a cash flow hedge.  As of September 30, 2009 and December 31, 2008 the fair value (net of 50% minority interest) of the cash flow hedge was a loss of approximately $726,000 and $1,078,000, respectively, which has been recorded as other comprehensive income (loss) and will be reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

The following tables present the required disclosures in accordance with ASC Topic 815-10 (formerly, SFAS 161):
Fair Values of Derivative Instruments:	Liability Derivative

	September 30, 2009		December 31, 2008

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Statement 133:
Interest rate swap contract	Liabilities	$1,453,000	Liabilities	$2,156,000
Total derivatives designated as hedging instruments under ASC Topic 815 (formerly SFAS 133)		$1,453,000		$2,156,000

The Effect of Derivative Instruments on the Statements of Comprehensive Income
for the Three and Nine Months Ended September 30, 2009 and 2008:

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)

	For the three Months ended September 30, 2009	For the three Months ended September 30, 2008	For the nine Months ended September 30, 2009	For the nine Months ended September 30, 2008
Interest rate swap contracts	($85,000)	($61,000)	$351,500	($76,000)
Total	($85,000)	($61,000)	$351,500	($76,000)

(10)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)
7. FAIR VALUE INSTRUMENTS

In accordance with ASC Topic 820-10 (formerly, SFAS 157), the Company measures cash equivalents, marketable securities, other investments and interest rate swap contract at fair value. Our cash equivalents, marketable securities and interest rate swap contract are classified within Level 1 or Level 2. This is because our cash equivalents, marketable securities and interest rate swap are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Our other investments are classified within Level 3 because they are valued using valuation models which use some inputs that are unobservable and supported by little or no market activity and are significant.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair value measurement at reporting date using
Description	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Time deposits	$52,000	—	$52,000	—
Money market mutual funds	979,000	979,000	—	—
Cash equivalents – restricted
Money market mutual funds	2,398,000	2,398,000	—	—
Marketable securities:
Corporate debt securities	2,125,000	—	2,125,000	—
Marketable equity securities	2,416,000	2,416,000	—	—

Total assets	$7,970,000	$5,793,000	$2,177,000	$—

Liabilities
Interest rate swap contract	$1,453,000	$—	$1,453,000	$—

Total liabilities	$1,453,000	$—	$1,453,000	$—

Assets measured at fair value on a nonrecurring basis are summarized below:

Description	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Technology-related venture fund	$526,000	$—	$—	$526,000
Partnership owning diversified businesses & distressed debt	$493,000	$—	$—	$493,000

A total of $280,000 of other than temporary impairments were recognized for the three and nine months ended September 30, 2009.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net Revenues:
Real estate and marina rentals	$854,000	$883,000	$2,595,000	$2,569,000
Food and beverage sales	1,238,000	1,351,000	4,862,000	5,207,000
Spa revenues	154,000	228,000	394,000	652,000
Total Net Revenues	$2,246,000	$2,462,000	$7,851,000	$8,428,000

Income (loss) before income taxes:
Real estate and marina rentals	$105,000	$118,000	$282,000	$365,000
Food and beverage sales	(110,000)	(97,000)	40,000	85,000
Other investments and related income	(76,000)	(1,105,000)	(291,000)	(1,760,000)
Total net income (loss) before income taxes attributable to the Company	$(81,000)	$(1,084,000)	$31,000	$(1,310,000)

(12)

HMG/COURTLAND PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

9. INCOME TAXES
We adopted the provisions of ASC Topic 740-10 (formerly FASB Interpretation No. 48), “Accounting for Uncertainty in Income Taxes-an interpretation of ASC Topic 740-10, on January 1, 2007. This clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2005, 2006, 2007 and 2008, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2009.

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

(13)

Item 2.          Management's Discussion and Analysis of
Financial Condition and Results of Operations

RESULTS OF OPERATIONS
For the three and nine months ended September 30, 2009 the Company reported net loss attributable to the Company of approximately $4,000 (less than $.01 per share) and $10,000 ($.01 per share), respectively. This is as compared with a net loss of approximately $762,000 ($.74 per share) and $1,030,000 ($1.01 per share) for the three and nine months ended September 30, 2008, respectively.

As discussed further below, total revenues for the three and nine months ended September 30, 2009 as compared with the same periods in 2008, decreased by approximately $216,000 (9%) and $576,000 (7%), respectively.  Total expenses for the three and nine months ended September 30, 2009, as compared with the same periods in 2008, decreased by approximately $203,000 (7%) and $443,000 (5%), respectively.

REVENUES
Real estate and related:
Rentals and related revenues for the three and nine months ended September 30, 2009 as compared with the same periods in 2008 increased by $13,000 (3%) and $99,000 (8%), respectively. This increase was primarily due to increased rental revenue from the Monty’s retail space and increased rent from Grove Isle as a result of inflation adjustments to base rent.

(14)

Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Restaurant operations:
Summarized statements of income for the Company’s Monty’s restaurant for the three and nine months ended September 30, 2009 and 2008 is presented below:
	For the three months		For the nine months
	ended September 30,		ended September 30,
	2009	2008	2009	2008
Revenues:
Food and Beverage Sales	$1,238,000	$1,350,000	$4,862,000	$5,206,000

Expenses:
Cost of food and beverage sold	329,000	371,000	1,236,000	1,391,000
Labor and related costs	303,000	324,000	988,000	1,020,000
Entertainers	49,000	54,000	154,000	165,000
Other food and beverage direct costs	54,000	64,000	209,000	213,000
Other operating costs	60,000	66,000	244,000	222,000
Repairs and maintenance	49,000	60,000	174,000	158,000
Insurance	71,000	77,000	224,000	232,000
Management and accounting fees	47,000	47,000	104,000	104,000
Utilities	65,000	66,000	182,000	194,000
Rent (as allocated)	131,000	143,000	494,000	530,000
Total Expenses	1,158,000	1,272,000	4,009,000	4,229,000

Income before depreciation and non controlling interest	$80,000	$78,000	$853,000	$977,000

All amounts above presented as a percentage of sales	For the three months		For the nine months
	ended September 30,		ended September 30,
	2009	2008	2009	2008
Revenues:
Food and Beverage Sales	100%	100%	100%	100%

Expenses:
Cost of food and beverage sold	27%	27%	25%	27%
Labor and related costs	24%	24%	20%	20%
Entertainers	4%	4%	3%	3%
Other food and beverage direct costs	4%	5%	4%	4%
Other operating costs	5%	5%	5%	4%
Repairs and maintenance	4%	4%	4%	3%
Insurance	6%	6%	5%	4%
Management fees	4%	3%	2%	2%
Utilities	5%	5%	4%	4%
Rent (as allocated)	11%	11%	10%	10%
Total Expenses	94%	94%	82%	81%
Income before depreciation and non controlling interest	6%	6%	18%	19%

For the three and nine months ended September 30, 2009 as compared with the same comparable periods in 2008 food sales decreased by $59,000 (or 8%) and $260,000  (or 9%), respectively, and beverage and other sales for the same comparable periods decreased by $53,000 (or 9%) and $84,000 (or 4%), respectively.

(15)

Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Marina operations:
Summarized and combined statements of income for marina operations:
(The Company owns 50% of the Monty’s marina and 95% of the Grove Isle marina)
	For the three months		For the nine months
	ended September 30,		ended September 30,
	2009	2008	2009	2008
Revenues:
Monty's dockage fees and related income	$278,000	$310,000	$873,000	$949,000
Grove Isle marina slip owners dues and dockage fees	126,000	137,000	381,000	378,000
Total marina revenues	404,000	447,000	1,254,000	1,327,000

Expenses:
Labor and related costs	61,000	57,000	188,000	177,000
Insurance	47,000	51,000	139,000	148,000
Management fees	18,000	19,000	56,000	58,000
Utilities, net of tenant reimbursement	16,000	9,000	21,000	3,000
Rent and bay bottom lease expense	54,000	59,000	169,000	181,000
Repairs and maintenance	26,000	24,000	90,000	94,000
Other	23,000	25,000	75,000	73,000
Total marina expenses	245,000	244,000	738,000	734,000

Income before depreciation and non controlling interest	$159,000	$203,000	$516,000	$593,000

Monty’s dockage and related revenue for the three and nine months ended September 30, 2009 as compared to the same periods in 2008 decreased by approximately $32,000 (10%) and $76,000 (8%) as the result of the general decline in marina and related activity experienced industry wide.

Monty’s marina related expenses for the three and nine months ended September 30, 2009 as compared to the same periods in 2008 decreased by $9,000 (or 7%) and $25,000 (or 7%), respectively, primarily due to decreased insurance and rent expense.

Grove Isle marina related expenses for the three months ended September 30, 2009 as compared to the same periods in 2008 increased by $11,000 (or 9%) and $30,000 (or 8%), respectively primarily due to increased labor and utility costs.

(16)

Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Spa operations:
Below are summarized statements of income for Grove Isle spa operations for the three and nine months ended September 30, 2009 and 2008.  The Company owns 50% of the Grove Isle Spa with the other 50% owned by an affiliate of Grand Heritage, the tenant of the Grove Isle Resort:

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Revenues:
Services provided	$138,000	$215,000	$340,000	$612,000
Membership and other	16,000	13,000	54,000	40,000
Total spa revenues	154,000	228,000	394,000	652,000

Expenses:
Cost of sales (commissions and other)	26,000	86,000	92,000	201,000
Salaries, wages and related	46,000	64,000	140,000	185,000
Other operating expenses	73,000	91,000	161,000	179,000
Management and administrative fees	8,000	11,000	24,000	31,000
Other non-operating expenses	(5,000)	(15,000)	9,000	9,000
Total spa expenses	148,000	237,000	426,000	605,000

Income (loss) before interest, depreciation and non controlling interest	$6,000	$(9,000)	$(32,000)	$47,000

Spa revenues for the three and nine months ended September 30, 2009 as compared with the same periods in 2008 decreased by $74,000 (32%) and $258,000 (40%), respectively due to a general decline in hotel guests and demand for spa and other leisure services.

Investment and related activities:

Net realized and unrealized loss from investments in marketable securities:
Net realized and unrealized gain from investments in marketable securities for the three and nine months ended September 30, 2009 was approximately $540,000 and $959,000, respectively.  This is as compared with net realized and unrealized loss from investments in marketable securities for the three and nine months ended September 30, 2008 of approximately $689,000 and $904,000, respectively.  For further details refer to Note 4 to Condensed Consolidated Financial Statements (unaudited).

Net income from other investments:
Net loss from other investments for the three and nine months ended September 30, 2009 was approximately $249,000 and $200,000, respectively.  Net income from other investments for the three and nine months ended September 30, 2008 was approximately $7,000 and $165,000, respectively. For further details refer to Note 5 to Condensed Consolidated Financial Statements (unaudited).

Interest, dividend and other income
Interest, dividend and other income for the three and nine months ended September 30, 2009 was approximately $147,000 and $328,000, respectively.  This is as compared with interest, dividend and other income for the three and nine months ended September 30, 2008 of approximately $73,000 and $409,000, respectively. The increase in the three months comparable periods was primarily due to consulting revenue earned by Courtland Houston Inc. in September 2009.  The decrease in the nine month comparable periods was primarily due to the receipt of a $168,000 nonrecurring real estate leasing commission received by Courtland Houston Inc. in June 2008, partially offset by increased interest income from investment in bonds.

(17)

Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

EXPENSES
For the three and nine months ended September 30, 2009, as compared with the same comparable periods in 2008, expenses for rental and other properties increased by $66,000 and $180,000, respectively.  These increased in 2009 are primarily due to increased rent expense allocated to the real estate rental operations at the Monty’s property.

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

For the three and nine months ended September 30, 2009, as compared with the same comparable periods in 2008, interest expense decreased by $51,000 and $178,000, respectively. These decreases are primarily due to lower interest rates.

EFFECT OF INFLATION:
Inflation affects the costs of operating and maintaining the Company's investments.  In addition, rentals under certain leases are based in part on the lessee's sales and tend to increase with inflation, and certain leases provide for periodic adjustments according to changes in predetermined price indices.

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES
The Company's material commitments during the next twelve month period primarily consist of maturities of debt obligations of approximately $7.8 million and commitments to fund private capital investments of approximately $941,000 due upon demand.  The funds necessary to meet these obligations are expected to be available from the proceeds of sales of properties or investments, refinancing, distributions from investments and available cash. The maturing debt obligations remaining 2009, and those due in 2010 consists of the Grove Isle mortgage note payable of approximately $3.7 million which matures in September 2010. The Company expects to renew this loan in 2010.  The loan due to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of approximately $3.7 million which is due on demand.  The obligation due to TGIF will be paid with funds available from distributions from the Company’s investment in TGIF and from available cash.

(18)

Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

MATERIAL COMPONENTS OF CASH FLOWS
For the nine months ended September 30, 2009, net cash provided by operating activities was approximately $113,000. This was primarily from the Company’s rental operations cash flow.

For the nine months ended September 30, 2009, net cash used in investing activities was approximately $662,000. This consisted primarily of purchases of marketable securities of $1.8 million, additions to loans receivable of $150,000, contributions to other investments of $431,000 and improvements of properties and purchases of fixed assets of $144,000.  These uses were partially offset by $1.5 million in net proceeds from sales of marketable securities and distributions from other investment of $330,000.

For the nine months ended September 30, 2009, net cash used in financing activities was approximately $534,000 primarily consisting of repayments of mortgage notes payable.

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

(19)

PART II.   OTHER INFORMATION
Item 1.       Legal Proceedings: None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds:

(c)	The following table presents information regarding the shares of our common stock we purchased during each of the nine calendar months ended September 30, 2009.

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan (1)		Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan (1)
January 1 – 31 2009	1,200		$3.40		4,080		$291,115
Feb. 1 – 28 2009	-		$-		-		$291,115
March 1 – 31 2009	-		$-		-		$291,115
April 1 – 30 2009	-		$-		-		$291,115
May 1 – 31 2009	-		$-		-		$291,115
June 1 – 30 2009		-		$-		-	$291,115

July 1 – 31 2009		-		$-		-	$291,115
August 1 – 31 2009		-		$-		-	$291,115
Sept. 1 - 30 2009				$-		-	$291,115

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

HMG/COURTLAND PROPERTIES, INC.

Dated: November 10, 2009	/s/ Lawrence Rothstein
President, Treasurer and Secretary
Principal Financial Officer

Dated: November 10, 2009	/s/Carlos Camarotti
Vice President- Finance and Controller
Principal Accounting Officer

(21)