Form 10-K
period 2009-12-31
HMG COURTLAND PROPERTIES INC
filed 2010-03-31
CIK 311817

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended   December 31, 2009

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
Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.05) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes [ ]     No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company filer” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer_______       Accelerated filer_______

Non-accelerated filer ______        Smaller reporting company __X___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act).   Yes [ ]     No [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant (excludes shares of voting stock held by directors, executive officers and beneficial owners of more than 10% of the Registrant’s voting stock; however, this does not constitute an admission that any such holder is an "affiliate" for any purpose) based on the closing price of the stock as traded on the NYSE Amex exchange on the last business day of the Registrant's most recently completed second fiscal quarter (June 30, 2009) was $1,316,575. The number of shares outstanding of the issuer’s common stock, $1 par value as of the latest practicable date: 1,021,383 shares of common stock, $1 par value, as of March 31, 2010.

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

The Company’s commercial properties are located in the Coconut Grove section of Miami, Florida and consist of a luxury resort on a private island known as “Grove Isle” with a 50-room hotel, restaurant/banquet facilities, spa, tennis courts and marina with 85 dockage slips and a 50% leasehold interest in “Monty’s”, a facility consisting of a 16,000 square foot indoor/outdoor seafood restaurant adjacent to a marina with 132 dockage slips and a 40,000 square foot office/retail mall building with approximately 24,000 net rentable square feet. The Monty’s facility is subject to a ground lease with the City of Miami, Florida which expires in 2035. The Company’s corporate office is also located in Coconut Grove in a 5,000 square foot building.

The Company’s rental and related revenue for each of the years ended December 31, 2009 and 2008 were generated approximately 66% and 70%, respectively, from the Grove Isle property 34% and 30%, respectively, from the Monty’s property.  Marina and related revenues for 2009 and 2008 were generated approximately 70% from the marina at the Monty’s facility and 30% coming from the marina at the Grove Isle facility. The Company’s food and beverage revenue is entirely from the restaurant at the Monty’s facility. Spa revenue is from the Company’s 50% owned spa at Grove Isle. The other 50% of the Spa is owned by the tenant operator of Grove Isle.

The Company also owns two properties held for development. A 70% interest in a 13,000 square foot commercially zoned building located on 5 acres in Montpelier, Vermont, and approximately 50 acres of vacant land held in Hopkinton, Rhode Island.

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

Reference is made to Item 12. Certain Relationships and Related Transactions and Director Independence for discussion of the Company’s organizational structure and related party transactions.

Investment in affiliate.
The Company’s investment in affiliate consists of a 49% equity interest in T.G.I.F. Texas, Inc. (TGIF).  TGIF is a Texas Corporation with investments consisting of promissory notes receivable from its shareholders including CII and Maurice Wiener, the Chairman of the Company, and investments in marketable securities. This investment’s carrying value as of December 31, 2009 and 2008 was approximately $2.9 million.  CII’s note payable to TGIF which is due on demand was approximately $3.6 million and $3.7 million as of December 31, 2009 and 2008. Reference is made to Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Employees.
The Company’s management is provided in accordance with its Advisory Agreement (the “Agreement”) with the HMG Advisory Corp. (“the Adviser”), as described below under “Terms of the Agreement”. Reference is also made to Item 12. Certain Relationships and Related Transactions, and Director Independence. There is one employee at an 80%-owned subsidiary of CII which performs financial consulting services for which the Company receives consulting fees.

As of December 31, 2009 the Company’s 50%-owned subsidiary and operator of the Monty’s restaurant, Bayshore Rawbar, LLC (“BSRB”), employed approximately 94 hourly employees and two salaried employees. Reference is made to discussion of restaurant, marina and mall in
Item 2. Description of Property.

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

On August 13, 2009, the shareholders approved the renewal of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2010, and expiring December 31, 2010.

The Adviser is majority owned by Mr. Wiener with the remaining shares owned by certain officers, including Mr. Rothstein.  The officers and directors of the Adviser are as follows: Maurice Wiener, Chairman of the Board and Chief Executive officer; Larry Rothstein, President, Treasurer, Secretary and Director; and Carlos Camarotti, Vice President - Finance and Assistant Secretary.

Advisory Fees.   For the years ended December 31, 2009 and 2008, the Company and its subsidiaries incurred Adviser fees of approximately $1,020,000 and $1,076,000, respectively, of which $1,020,000 represented regular compensation for 2009 and 2008.  In 2008, approximately $56,000 represented incentive compensation.  There was no incentive compensation for 2009. The Adviser is also the manager for certain of the Company's affiliates and received management fees of approximately $19,000 and $44,000 in 2009 and 2008, respectively for such services. Included in fees for 2008 was $25,000 of management fees earned relating to management of the Monty’s restaurant operations.

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

Presently, the lessee of Grove Isle is Grove Hotel Partners, LLC, an affiliate of Grand Heritage Hotel Group, LLC (“GH”). GH operates over a dozen independent hotels and resorts across North America and Mexico. The lease termination date is November 30, 2016, if not extended as provided in the lease. Base rent was $1,184,000 for the year ended December 31, 2009 and will remain at $1,184,000 in 2010. The lease also calls for participation rent consisting of a portion of operating surplus, as defined.  Participation rent when and if due is payable at end of each lease year. There has been no participation rent since the inception of the lease.

GH also manages the day to day operations of Grove Isle Spa, LLC (“GS”), which is owned 50% by GH and 50% by the Company.   The Grove Isle spa began operations in the first quarter of 2005. The spa operates under the name “Spa Terre at the Grove” and offers a variety of body treatments, salon services, facial care and massage therapies.

The Grove Isle property is encumbered by a mortgage note payable with an outstanding balance of approximately $3.7 million and $3.8 million as of December 31, 2009 and 2008, respectively.  This loan calls for monthly principal payments of $10,000 with all outstanding principal and interest due at maturity on September 29, 2010.  Interest on outstanding principal is due monthly at an annual rate of 2.5% plus the one-month LIBOR Rate.

As of December 31, 2009, 6 of the 85 yacht slips at the facility are owned by the Company and the other 79 are owned by unrelated individuals or their entities. The Company operates and maintains all aspects of the Grove Isle marina for an annual management fee from the slip owners to cover operational expenses. In addition the Company rents the unsold slips to boat owners on a short term basis.

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

The Monty’s property is subject to a ground lease with the City of Miami, Florida expiring in 2035. Under the lease, Landing pays percentage rent ranging from 8% to 15% of gross revenues from various components of the property.

The Monty’s property is encumbered by a loan mortgage payable to a bank with an outstanding principal balance of $11.2 million as of December 31, 2009. The loan is repayable in equal monthly principal payments necessary to fully amortize the principal amount over the remaining term of the loan maturing in February 2021, plus accrued interest.  In conjunction with this loan Bayshore entered into an interest rate swap agreement to manage their exposure to interest rate fluctuation through the entire term of the mortgage.  The effect of the swap agreement is to provide a fixed interest rate of 7.57%.

The operations of the Monty’s restaurant are managed by BSRB personnel with the exception of its accounting related functions which are performed by RMI, an unrelated third party and former operator of the restaurant. Under an amended management agreement BSRB retained RMI to perform accounting related administrative functions only. For the year ended December 31, 2009, BSRB paid RMI $114,000 (or $9,500 per month) for accounting and related service.  The amended management agreement is renewable on an annual basis. In October 2009 the agreement with RMI was renewed and extended through the year ended December 31, 2010 under the same terms of the prior agreement.

Land held for development (Vermont and Rhode Island).
The Company owns approximately 50 acres of vacant land held for development located in Hopkinton, Rhode Island.   There are no current plans for development of this land.

The Company also owns a 70% interest in a commercially zoned 5 acre property located in Montpelier, Vermont.  Further development of this property is being considered.

Executive offices (Coconut Grove, Florida).  The principal executive offices of the Company and the Adviser are located at 1870 South Bayshore Drive, Coconut Grove, Florida, 33133, in premises owned by the Company’s subsidiary CII and leased to the Adviser pursuant to a lease agreement originally dated December 1, 1999, and as renewed in 2009. The lease provides for base rent of $48,000 per year payable in equal monthly installments during the five year term of the lease.  The Adviser, as tenant, pays utilities, certain maintenance and security expenses relating to the leased premises.

The Company regularly evaluates potential real estate acquisitions for future investment or development and would utilize funds currently available or from other resources to implement its strategy.

Item 3. Legal Proceedings
The Company is a co-defendant in two lawsuits in the circuit court in Miami Dade County Florida. These cases arose from claims by a condominium association and resident seeking a declaratory judgment regarding certain provisions of the declaration of condominium relating to the Grove Isle Club and the developer. The Company believes that the claims are without merit and intends to vigorously defend its position. The ultimate outcome of this litigation cannot presently be determined. However, in management’s opinion the likelihood of a material adverse outcome is remote. Accordingly, adjustments, if any that might result from the resolution of this matter have not been reflected in the financial statements.

Part II.

Item 4.  Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

The high and low per share closing sales prices of the Company's stock on the NYSE Amex Exchange (ticker symbol: HMG) for each quarter during the past two years were as follows:

	High	Low
March 31, 2009	$3.40	$2.16
June 30, 2009	$3.76	$2.88
September 30, 2009	$4.35	$3.06
December 31, 2009	$4.67	$3.25

March 31, 2008	$10.00	$8.60
June 30, 2008	$8.80	$7.20
September 30, 2008	$7.59	$4.56
December 31, 2008	$5.20	$2.05

No dividends were declared or paid during 2009 and 2008. The Company's policy has been to pay dividends as are necessary for it to qualify for taxation as a REIT under the Internal Revenue Code.

As of March 31, 2010, there were 388 holders of record of the Company's common stock.

In 2009 the Company purchased 1,200 shares of its common stock for $4,080 representing the aggregate market value paid for the shares.

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

Item 5. Selected Financial Data:
Not applicable to the Company.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates.
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in applying our critical accounting policies that affect the reported amounts of assets and liabilities and the disclosure (if any) of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period.  Our estimates and assumptions concern, among other things, goodwill impairment, impairment of our other investments and other long-lived assets, uncertainties for Federal and state income tax and allowance for doubtful accounts. We evaluate those estimates and assumptions on an ongoing basis based on historical experience and on various other factors which we believe are reasonable under the circumstances.  Note 1 of the consolidated financial statements, included elsewhere on this Form 10-K, includes a summary of the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements.  The Company believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the Company’s financial statements:

Goodwill Impairment.  The Company’s entire goodwill balance of $7.8 million as of December 31, 2009 relates to its Monty’s property which operates in two of the Company’s reportable segments (Restaurant and real estate/marina rentals and related).

We test goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired using a two-step process. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill).  If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and we must perform step two of the impairment test (measurement).  Step two of the impairment test, if necessary, requires the estimation of the fair value for the assets and liabilities of a reporting unit in order to calculate the implied fair value of the reporting unit’s goodwill.  Under step two, an impairment loss is recognized to the extent the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill.  The fair value of the reporting unit is determined by management and is based on the results of estimates we made regarding the present value of the anticipated cash flows associated with each reporting unit (the “income approach”).

The income approach which considers factors unique to each of our reporting units and related long range plans that may not be comparable to other companies and is dependent on several critical management assumptions.  These assumptions include estimates of future sales growth, gross margins, operating costs, income tax rates, terminal value growth rates, capital expenditures and the weighted average cost of capital (discount rate).  Anticipated cash flows used under the income approach are developed in conjunction with our annual budgeting process.

The discount rates used in the income approach are an estimate of the rate of return that a market participant would expect of each reporting unit.  To select an appropriate rate for discounting the future earnings stream, a review was made of short-term interest rate yields of long-term corporate and government bonds, as well as the typical capital structure of companies in the industry.  The discount rates used for each reporting unit may vary depending on the risk inherent in the cash flow projections, as well as the risk level that would be perceived by a market participant.  A terminal value is included at the end of the projection period used in our discounted cash flow analyses to reflect the remaining value that each reporting unit is expected to generate.  The terminal value represents the present value in the last year of the projection period of all subsequent cash flows into perpetuity.  The terminal value growth rate is a key assumption used in determining the terminal value as it represents the annual growth of all subsequent cash flows into perpetuity.

The estimated fair value of our reporting units are subject to change as a result of many factors including, among others, any changes in our business plans, changing economic conditions and the competitive environment.  Should actual cash flows and our future estimates vary adversely from those estimates we use, we may be required to recognize goodwill impairment charges in future years.

We performed our annual goodwill impairment test in the fourth quarter of 2009. As a result of our testing, we concluded that the fair value of the reporting units of Monty’s exceeded their carrying amounts.

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

Results of Operations:
For the years ended December 31, 2009 and 2008, the Company reported net loss attributable to the Company of approximately $85,000 (or $.08 per share) and $1,617,000 (or $1.58 per share), respectively.

Revenues:
Total revenues for the year ended December 31, 2009 as compared with that of 2008 decreased by approximately $665,000 (or 6%).  This decrease was primarily due to the decrease in restaurant, marine and spa revenues, as discussed below.

Real estate and related revenue:
Real estate rentals and related revenue increased by approximately $117,000 (or 7%) for the year ended December 31, 2009 as compared with 2008.  This increase was the result of increased rental income from the Monty’s office/retail space of approximately $74,000 and increased rental revenue from Grove Isle and other of $43,000.  As of December 31, 2009 all but 1,800 square feet out of approximately 24,000 net rentable square feet of the Monty’s office/retail space are leased.

Monty’s restaurant operations:
Summarized statement of income of the Monty’s restaurant operations for the years ended December 31, 2009 and 2008 is presented below (Note: the information below represents 100% of the restaurant operations while the Company’s ownership percentage in these operations is 50%):

Summarized statements of income of Monty’s restaurant	Year ended December 31, 2009	Percentage of sales	Year ended December 31, 2008	Percentage of sales
Revenues:
Food and Beverage Sales	$6,271,000	100%	$6,697,000	100%
Expenses:
Cost of food and beverage sold	1,616,000	25.8%	1,794,000	26.8%
Labor, entertainment and related costs	1,495,000	23.8%	1,557,000	23.2%
Other food and beverage related costs	274,000	4.4%	287,000	4.3%
Other operating costs	569,000	9.1%	529,000	7.9%
Insurance	295,000	4.7%	318,000	4.7%
Management and accounting fees	115,000	1.8%	140,000	2.1%
Utilities	247,000	3.9%	255,000	3.8%
Rent (as allocated)	644,000	10.3%	688,000	10.3%
Total Expenses	5,255,000	83.8%	5,568,000	83.1%

Income before depreciation and minority interest	$1,016,000	16.2%	$1,129,000	16.9%

The Monty’s restaurant is subject to seasonal fluctuations in sales.  January through May sales typically account for over 50% of annual sales.  Restaurant sales in 2009 as compared with 2008 decreased by approximately 6% we believe primarily due to the general decline in economic activity.

The increase in other operating costs in 2009 (9.1% of sales) versus 2008 (7.9% of sales) was primarily due to increase repairs and maintenance and other indirect operating costs of the restaurant.  The decrease in management and accounting fees in 2009 (1.8% of sales) versus 2008 (2.1% of sales) was primarily due to reduction in restaurant management fees payable.

All other restaurant related expenses in 2009 were generally consistent, as a percentage of sales, with that of 2008.

Grove Isle and Monty’s marina operations:
The Grove Isle marina operates for the benefit of the slip owners and maintains all aspects of the marina in exchange for an annual maintenance fee from the slip owners to cover operational expenses. There are 85 boat slips at Grove Isle, of which 79 are privately owned by unrelated individuals or entities, the remaining 6 slips are owned by the Company.  The Company rents the unsold slips to boat owners on a short term basis. The Monty’s marina has approximately 4,400 total square feet available for rent to the public.

 Summarized and combined statements of income from marina operations:
(The Company owns 50% of the Monty’s marina and 95% of the Grove Isle marina)
	Year ended December 31, 2009		Combined marina operations	Combined marina operations
Summarized statements of income of marina operations	Grove Isle Marina	Monty’s Marina	Year ended December 31, 2009	Year ended December 31, 2008
Revenues:
Dockage fees and related income	$63,000	$1,187,000	$1,250,000	$1,339,000
Grove Isle marina slip owners dues	448,000	-	448,000	420,000
Total marina revenues	511,000	1,187,000	1,698,000	1,759,000
Expenses:
Labor and related costs	259,000	-	259,000	247,000
Insurance	61,000	139,000	200,000	194,000
Management fees	40,000	4,000	44,000	77,000
Utilities (net of reimbursements)	36,000	(8,000)	28,000	25,000
Bay bottom lease	39,000	190,000	229,000	236,000
Repairs and maintenance	55,000	29,000	84,000	115,000
Other	25,000	123,000	149,000	74,000
Total Expenses	515,000	477,000	993,000	968,000

(Loss) income before interest, depreciation and minority interest	$(4,000)	$710,000	$705,000	$791,000

Total marina revenues decreased by approximately $61,000 (or 3%) for the year ended December 31, 2009 as compared with 2008 primarily as a result of decreased transient rentals at both marinas.

Total marina expense for the year ended December 31, 2009 as compared with 2008 increased by approximately $25,000 (or 3%) primarily due to an increase in general and administrative expenses.  This includes a provision for bad debt of $50,000 from one broker tenant at Monty's marina, and was partially offset by decreased Monty's marina management fees.

Grove Isle spa operations:
Spa revenues decreased by $295,000 (or 37%) for the year ended December 31, 2009 as compared with 2008.  Spa and related services have been severely affected by the economic downturn and all spa services at Grove experienced significant declines in 2009.

Spa expenses decreased by $128,000 (or 19%) for the year ended December 31, 2009 as compared with 2008, primarily due decreased cost of sales and labor as a result of reduced demand for spa services.

Below is a summarized income statement for these operations for the year ended December 31, 2009 and 2008.  The Company owns 50% of the Grove Isle Spa with the other 50% owned by an affiliate of the Grand Heritage Hotel Group, the tenant operator of the Grove Isle Resort.

Grove Isle Spa Summarized statement of income	For the year ended December 31, 2009	For the year ended December 31, 2008
Revenues:
Services provided	$432,000	$754,000
Membership and other	72,000	45,000
Total spa revenues	504,000	799,000
Expenses:
Cost of sales (commissions and other)	119,000	246,000
Salaries, wages and related	180,000	233,000
Other operating costs	204,000	145,000
Management and administrative fees	33,000	43,000
Other	3,000	-
Total Expenses	539,000	667,000

(Loss) income before interest, depreciation, minority interest and income taxes	$(35,000)	$132,000

Expenses:
Total expenses for the year ended December 31, 2009 as compared to that of 2008 decreased by approximately $700,000 (or 6%).

Food and beverage costs are solely from the Monty’s restaurant operations.  Spa expenses are solely from the Grove Isle spa operations.  Marina expenses are from both the Monty’s and Grove Isle marinas. Summarized income statements and discussion of significant changes in expenses for each of these operations are presented above.

Operating expenses of rental and other properties for the year ended December 31, 2009 as compared with 2008 decreased by $137,000 (or 18%). This was primarily due to decreased operating costs of the Monty’s rental operations due to decreased repairs and maintenance expense and reduced management fees as a result of less oversight on the build out of the Monty’s rental space which was essentially completed in 2009.

Depreciation and amortization expense decreased by approximately $67,000 (or 5%) primarily due to a non-recurring write off of unamortized deferred loan costs at Grove Isle Spa in 2008 of approximately $22,000 and reduction in amortization expense of approximately $35,000 relating to deferred leasing commissions on Monty’s leases which were written off in 2009.

Interest expense decreased by approximately $221,000 (or 17%) for year ended December 31, 2009 as compared to 2008.  This was due to decreased interest rates in 2009 as compared to 2008, and due to loan principal reductions of approximately $827,000 during the year ended December 31, 2009.

General and administrative expenses increased by approximately $108,000 (or 34%) for year ended December 31, 2009 as compared to 2008.  This was due to increased provision for bad debt expense of $150,000, which was partially offset by decreased dues and subscriptions of $42,000.

Professional fees increased by approximately $35,000 (or 11%) for the year ended December 31, 2009 as compared to 2008.  This was primarily due to increased legal and related costs associated with Monty’s facility.

Other Income:

Net realized and unrealized gain (loss) from investments in marketable securities:
Net gain (loss) from investments in marketable securities, including marketable securities distributed by partnerships in which the Company owns minority positions, for the years ended December 31, 2009 and 2008, is as follows:

Description	2009	2008
Net realized loss from sales of marketable securities	$(4,000)	$(53,000)
Net unrealized gain (loss) from marketable securities	1,129,000	(1,383,000)
Total net gain (loss) from investments in marketable securities	$1,125,000	$(1,436,000)

Net realized gain from sales of marketable securities consisted of approximately $261,000 of gains net of $265,000 of losses for the year ended December 31, 2009.  The comparable amounts in fiscal year 2008 were gains of approximately $435,000 net of $488,000 of losses.

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

Net income from other investments is summarized below (excluding other than temporary impairment losses):

	2009	2008
Partnerships owning stocks and bonds (a)	$22,000	$392,000
Venture capital funds – diversified businesses (b)	31,000	208,000
Venture capital funds – technology & communications	12,000	22,000
Income from investment in 49% owned affiliate (c)	74,000	40,000
Other	15,000	5,000
Total net income from other investments	$154,000	$665,000

(a)	In 2009 and 2008 amounts consist of gains from the full redemption of investments in private equity funds that invested in equities, debt or debt like securities.
(b)
In 2008 amounts consist primarily of gains from distributions of investments in two private limited partnerships which own interests in various diversified businesses, primarily in the manufacturing and production related sectors.

(c)
This gain represents income from the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”). The increase in income is due to increase net income of TGIF as a result of reduced operating expenses. In December 2009 and 2008 TGIF declared and paid a cash dividend of the Company’s portion of which was approximately $140,000 and $224,000, respectively. These dividends were recorded as reduction in the investment carrying value as required under the equity method of accounting for investments.

Other than temporary impairment losses from other investments

	2009	2008
Venture capital funds – diversified businesses (a)	$(130,000)	-
Real estate and related (b)	(138,000)	(37,000)
Venture capital funds – technology & communications (c)	(150,000)	-
Other	(5,000)	-
Total other than temporary impairment loss from other investments	$(423,000)	$(37,000)

(a)
In 2009 amount consist of write downs of two investments in private limited partnerships owning real diversified businesses. These investments experienced other than temporary impairment in value of approximately $130,000.

(a)
In 2009 amount consist of write downs of three investments in private limited partnerships owning real estate interests. These investments experienced other than temporary impairment in value of approximately $138,000. In 2008 amount consist of one write down of approximately $37,000 in an investment owning a limited partnership real estate interest.

(b)
In 2009 amount primarily consists of write downs of two investments in private limited partnerships owning technology related entities. These investments experienced other than temporary impairment in value of approximately $150,000.

Net income or loss from other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net earnings. However, the amount of investment gain or loss from other investments for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

Interest, dividend and other income
Interest, dividend and other income for years ended December 31, 2009 and 2008 was approximately $415,000 and $509,000, respectively. The decrease of approximately $94,000 (or 18%) was primarily due to decreased consulting revenue of approximately $50,000 from the Company’s 80% owned subsidiary, Courtland Houston, Inc. and decreased dividend income of approximately $53,000, partially offset by increased bond interest income.

Benefit from income taxes:
Benefit from income taxes for the years ended December 31, 2009 and 2008 was $92,000 and $130,000, respectively.

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amount and the tax basis of assets and liabilities at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. As a result of timing differences associated with the carrying value of other investments, unrealized gains and losses of marketable securities, depreciable assets and the future benefit of a net operating loss, as of December 31, 2009 and 2008, the Company has recorded a net deferred tax asset of $458,000 and $366,000, respectively.  A valuation allowance against deferred tax asset has not been established as management believes it is more likely than not, based on the Company’s previous history and expectation of future taxable income before expiration, that these assets will be realized.

Effect of Inflation.
Inflation affects the costs of operating and maintaining the Company's investments.  In addition, rentals under certain leases are based in part on the lessee's sales and tend to increase with inflation, and certain leases provide for periodic adjustments according to changes in predetermined price indices.

Liquidity, Capital Expenditure Requirements and Capital Resources. The Company's material commitments primarily consist of maturities of debt obligations of approximately $8.1 million in 2010 and contributions committed to other investments of approximately $900,000 due upon demand.  The funds necessary to meet these obligations are expected from the proceeds from the sales of properties or investments, bank construction loan, refinancing of existing bank loans, distributions from investments and available cash.

Included in the maturing debt obligations for 2010 is the bank mortgage note payable on the Grove Isle property which matures in September 2010. The Company is in the process of refinancing this loan and expects to do so prior to maturity.

Also included in the maturing debt obligations for 2010 is a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of approximately $3.6 million due on demand.(see Item 12. Certain Relationships and Related Transactions and Director Independence.)   The obligation due to TGIF will be paid with funds available from distributions from its investment in TGIF and from available cash.

A summary of the Company’s contractual cash obligations at December 31, 2009 is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Mortgages and notes payable	$18,470,000	$8,130,000	$715,000	$767,000	$8,858,000
Other investments commitments (a)	900,000	900,000	--	--	--
Total	$19,370,000	$9,030,000	$715,000	$767,000	$8,858,000

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

For the year ended December 31, 2009 the Company’s net cash used in operating activities was approximately $113,000.  This was primarily from real estate net rental and related activities. The Company believes that there will be sufficient cash flows in the next year to meet its operating requirements.

For the year ended December 31, 2009, the net cash used in investing activities was approximately $531,000.  This included sources of cash consisting of proceeds from the sales and redemptions of marketable securities of $2.1 million, cash distributions from other investments of $393,000 and distribution from affiliate of $140,000.  These sources of cash were offset by purchases of marketable securities of $2.2 million, contributions to other investments of $527,000, purchases and improvements of fixed assets of $309,000 and increase loans receivable of $150,000.

For the year ended December 31, 2009, net cash used in financing activities was approximately $816,000.  This primarily consisted of repayments of mortgages and notes payable of $827,000.

Item 6A.  Quantitative and Qualitative Disclosures About Market Risks.
Not Applicable to the Company.

Item 7.	Financial Statements and Supplementary Data

	Report of Independent Registered Public Accounting Firm	24.

	Consolidated balance sheets as of December 31, 2009 and 2008	25.

	Consolidated statements of comprehensive income for the
	years ended December 31, 2009 and 2008	26.

	Consolidated statements of changes in stockholders' equity
	for the years ended December 31, 2009 and 2008	27.

	Consolidated statements of cash flows for the
	years ended December 31, 2009 and 2008	28.

	Notes to consolidated financial statements	29.

Berenfeld Spritzer Shechter & Sheer LLP; Certified Public Accountants and Advisors
401 East Las Olas Boulevard, Suite 1090
Ft. Lauderdale, Florida  33301
Telephone (954) 728-3740 Fax (954) 728-3798

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of HMG/Courtland Properties, Inc. and Subsidiaries

We have audited the accompanying consolidated balances sheets of HMG/Courtland Properties, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the years in the two year period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HMG/Courtland Properties, Inc. and Subsidiaries at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Berenfeld Spritzer Shechter & Sheer LLP

Berenfeld Spritzer Shechter & Sheer LLP;
Certified Public Accountants and Advisors
March 31, 2010
Ft. Lauderdale, Florida

HMG/COURTLAND PROPERTIES, INC. AND
SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

	December 31,	December 31,
	2009	2008
ASSETS
Investment properties, net of accumulated depreciation:
Commercial properties	$7,653,850	$7,961,765
Hotel, club and spa facility	3,864,491	4,338,826
Marina properties	2,319,387	2,566,063
Land held for development	27,689	27,689
Total investment properties, net	13,865,417	14,894,343

Cash and cash equivalents	1,909,218	3,369,577
Cash and cash equivalents-restricted	2,401,546	2,390,430
Investments in marketable securities	4,508,433	3,295,391
Other investments	3,524,246	3,733,101
Investment in affiliate	2,881,394	2,947,758
Loans, notes and other receivables	722,210	621,630
Notes and advances due from related parties	590,073	587,683
Deferred taxes	458,000	366,000
Goodwill	7,728,627	7,728,627
Other assets	787,662	888,535
TOTAL ASSETS	$39,376,826	$40,823,075

LIABILITIES
Mortgages and notes payable	$18,470,448	$19,297,560
Accounts payable, accrued expenses and other liabilities	1,056,827	1,577,115
Interest rate swap contract payable	1,144,000	2,156,000
TOTAL LIABILITIES	20,671,275	23,030,675

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Excess common stock, $1 par value;100,000 shares authorized;
as of December 31, 2009 and 500,000 shares authorized as of December 31, 2008; no shares issued	-	-
Common stock, $1 par value; 1,200,000 shares authorized and
and 1,023,955 issued as of December 31, 2009; 1,500,000 authorized and 1,317,535 issued as of December 31, 2008	1,023,955	1,317,535
Additional paid-in capital	24,313,341	26,585,595
Less: Treasury stock, at cost (2,572 and 294,952 shares as of
December 31, 2009 & 2008, respectively)	(8,881)	(2,570,635)
Undistributed gains from sales of properties, net of losses	41,572,120	41,572,120
Undistributed losses from operations	(52,109,035)	(52,023,776)
Accumulated other comprehensive loss	(572,000)	(1,078,000)
Total stockholders’ equity	14,219,500	13,802,839
Non controlling interests	4,486,051	3,989,561
TOTAL EQUITY	18,705,551	17,792,400

TOTAL LIABILITIES AND EQUITY	$39,376,826	$40,823,075

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

REVENUES	2009	2008
Real estate rentals and related revenue	$1,795,119	$1,677,949
Food & beverage sales	6,270,728	6,696,816
Marina revenues	1,697,950	1,759,386
Spa revenues	503,963	799,011
Total revenues	10,267,760	10,933,162

EXPENSES
Operating expenses:
Rental and other properties	636,198	773,251
Food and beverage cost of sales	1,616,172	1,793,807
Food and beverage labor and related costs	1,495,471	1,556,906
Food and beverage other operating costs	2,142,587	2,216,260
Marina expenses	993,080	967,696
Spa expenses	539,160	667,134
Depreciation and amortization	1,318,329	1,384,928
Adviser's base fee	1,020,000	1,020,000
General and administrative	424,315	316,020
Professional fees and expenses	344,688	309,458
Directors' fees and expenses	110,844	115,072
Total operating expenses	10,640,844	11,120,532

Interest expense	1,111,944	1,332,706
Total expenses	11,752,788	12,453,238

Loss before other income and income taxes	(1,485,028)	(1,520,076)

Net realized and unrealized gains (losses) from investments in marketable securities	1,125,428	(1,436,224)
Net income from other investments	153,817	665,427
Other than temporary impairment losses from other investments	(422,800)	(37,491)
Interest, dividend and other income	415,417	509,263
Total other income (loss)	1,271,862	(299,025)

Loss before income taxes	(213,166)	(1,819,101)

Benefit from income taxes	(92,000)	(130,000)
Net loss	(121,166)	(1,689,071)

Less: Net (loss) income attributable to non controlling interests
consolidated entities	35,907	(72,030)
Net loss attributable to the Company	$(85,259)	$(1,617,071)

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap agreement	$506,000	$(815,000)
Total other comprehensive loss	506,000	(815,000)

Comprehensive income (loss)	$420,741	$(2,432,571)

Basic and diluted Net Loss per Common Share	$(0.08)	$(1.58)

Weighted average common shares outstanding basic and diluted	1,021,408	1,023,919

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2009 AND 2008

	Common Stock		Additional Paid-In	Undistributed Gains from Sales of Properties Net	Undistributed Losses from	Comprehensive	Accumulated Other Compre-hensive	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	of Losses	Operations	Income (loss)	Income (loss)	Shares	Cost	Equity

Balance as of January 1, 2008	1,317,535	$1,317,535	$26,585,595	$41,572,120	$(50,406,705)		$(262,500)	293,580	$(2,565,834)	$16,240,211

Net loss					(1,617,071)	(1,617,071)				(1,617,071)
Other comprehensive income:
Unrealized loss on interest rate swap contract						(815,500)	(815,500)			(815,500)
Comprehensive income (loss)						(2,432,571)

Purchase of Treasury stock								1,372	(4,801)	(4,801)

Balance as of December 31, 2008	1,317,535	1,317,535	26,585,595	41,572,120	(52,023,776)		(1,078,000)	294,952	(2,570,635)	13,802,839

Net loss					(85,259)	(85,259)				(85,259)
Other comprehensive income:
Unrealized loss on interest rate swap contract						506,000	506,000			506,000
Comprehensive loss						420,741

Purchase of treasury stock								1,200	(4,080)	(4,080)

Retirement of treasury stock	(293,580)	(293,580)	(2,272,254)					(293,580)	2,565,834

Balance as of December 31, 2009	1,023,955	$1,023,955	$24,313,341	$41,572,120	$(52,109,035)		$(572,000)	2,572	$(8,881)	$14,219,500

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to the Company	$(85,259)	$(1,617,071)
Adjustments to reconcile net loss attributable to the Company to net cash provided by (used in) operating activities:
Depreciation and amortization	1,318,329	1,384,928
Net income from other investments, excluding impairment loss	(153,817)	(665,387)
Other than temporary impairment loss from other investments	422,800	37,491
Net(gain) loss from investments in marketable securities	(1,125,428)	1,436,224
Net income attributable to non controlling interest	(35,907)	(72,030)
Deferred income tax benefit	(92,000)	(133,000)
Provision for bad debts	200,000	-
Changes in assets and liabilities:
Increase in other assets and other receivables	(41,714)	(122,767)
Decrease in accounts payable, accrued expenses and other liabilities	(520,288)	(6,927)
Total adjustments	(28,025)	1,858,492
Net cash (used in) provided by operating activities	(113,284)	241,421

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and improvements of properties	(309,396)	(601,321)
(Increase) decrease in notes and advances from related parties	(2,390)	29,285
Increase in mortgage loans and notes receivables	(150,000)	(100,000)
Collections of mortgage loans and notes receivables	12,000	612,025
Net proceeds from sales and redemptions of securities	2,089,692	3,762,483
Increase in investments in marketable securities	(2,177,306)	(3,247,411)
Distributions from other investments	392,980	1,759,205
Contributions to other investments	(526,757)	(658,716)
Distribution from affiliate	140,012	224,019
Net cash (used in) provided by investing activities	(531,165)	1,779,569

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgages and notes payables	(827,112)	(684,174)
Deposit to restricted cash	(11,116)	(2,390,430)
Contributions from non controlling partners	26,398	1,828,258
Purchase of treasury stock	(4,080)	(4,801)
Net cash used in financing activities	(815,910)	(1,251,147)

Net (decrease) increase in cash and cash equivalents	(1,460,359)	769,843

Cash and cash equivalents at beginning of the year	3,369,577	2,599,734

Cash and cash equivalents at end of the year	$1,909,218	$3,369,577

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$1,112,000	$1,333,000
Cash paid during the year for income taxes	-	-
See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 and 2008

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

Courtland Bayshore Rawbar, LLC (“CBSRB”).  This limited liability company is wholly owned by CII.  CBSRB owns a 50% interest in Bayshore Rawbar, LLC (“BSRB”) which operates the Monty’s restaurant in Coconut Grove, Florida.  The other 50% owner of BSRB is The Christoph Family Trust (“CFT”), an unrelated entity.

HMG Bayshore, LLC (“HMGBS”).  This limited liability company owns a 50% interest in the real property and marina operations of Bayshore Landing, LLC (“BSL”).  HMGBS and the CFT formed BSL for the purposes of acquiring and operating the Monty’s property in Coconut Grove, Florida.

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

The tenant-operator of Grove Isle is Grove Hotel Partners LLC, an affiliate of Grand Heritage Hotel Group, LLC (“GH”). GH operates over a dozen independent hotels and resorts across North America and Mexico.  In November 2008 the Company approved the assignment of the lease from its prior tenant operator to GH which assumed all terms of the original lease.

CII Spa, LLC (“CIISPA”). This wholly owned subsidiary of CII owns a 50% interest in Grove Spa, LLC (“GS”) and the other 50% is owned by GH.

GH manages the day to day operations of the spa. The spa, which operates under the name “Spa Terre at the Grove”, offers a variety of body treatments, salon services, facial care and massage therapies.

Grove Isle Yacht Club Associates (“GIYCA”).  This wholly owned subsidiary of
CII was the developer of the 85 boat slips located at Grove Isle of which the Company owns six as of December 31, 2009. All other slips are privately owned.  Grove Isle Marina, Inc. a wholly-owned subsidiary of GIYCA, operates all aspects of the Grove Isle marina.

260 River Corp (“260”).  This is a wholly owned corporation of the Company owns an approximate 70% interest in a vacant commercially zoned building located on 5.4 acres in Montpelier, Vermont. Development of this property is being considered.

Courtland Houston, Inc. (“CHI”). This corporation is 80% owned by CII and 20% owned by its sole employee.  CHI engages in consulting services and commercial leasing activities in Texas.

South Bayshore Associates (“SBA”).  This is a 75% company owned joint venture with its sole asset being a receivable from the Company's 46% shareholder, Transco Realty Trust.

Courtland/Key West, Inc. (“CKWI”). This corporation is wholly owned by CII and its sole asset is a promissory note receivable from a former venture partner. The note was repaid in March of 2010.

Baleen Associates, Inc. (“Baleen”). This corporation is wholly owned by CII and its sole asset is a 50% interest in a partnership which operates an executive suite rental business in Coconut Grove, Florida.

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

Income Taxes.  The Company’s 95%-owned subsidiary, CII, files a separate income tax return and its operations are not included in the REIT’s income tax return. The Company accounts for income taxes in accordance with ASC Topic 740-0, (formerly Statement of Financial Accounting Standards (SFAS) No. 109 “Accounting for Income Taxes”). This requires a Company to use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred taxes only pertain to CII.  The Company (excluding CII) qualifies as a real estate investment trust and distributes its taxable ordinary income to stockholders in conformity with requirements of the Internal Revenue Code and is not required to report deferred items due to its ability to distribute all taxable income. In addition, net operating losses can be carried forward to reduce future taxable income but cannot be carried back. Distributed capital gains on sales of real estate as they relate to REIT activities are not subject to taxes; however, undistributed capital gains are taxed as capital gains.  State income taxes are not significant.

We adopted the provisions of ASC Topic 740-10 (formerly Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109” (“FIN 48”)), on January 1, 2007. This clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC Topic 740 (formerly FASB Statement 109, “Accounting for Income Taxes”), and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2006, 2007 and 2008, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2009.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Depreciation and Amortization.   Depreciation of properties held for investment is computed using the straight-line method over the estimated useful lives of the properties, which range up to 39.5 years.  Deferred mortgage and leasing costs are amortized over the shorter of the respective term of the related indebtedness or life of the asset.  Depreciation and amortization expense for the years ended December 31, 2009 and 2008 was approximately $1,318,000 and $1,385,000, respectively. The Grove Isle yacht slips were being depreciated on a straight-line basis over their estimated useful life of 20 years and are fully depreciated.  The Monty’s marina is being depreciated on a straight-line basis over its estimated useful life of 15 years.

Fair Value of Financial Instruments.  The carrying value of financial instruments including other receivables, notes and advances due from related parties, accounts payable and accrued expenses and mortgages and notes payable approximate their fair values at December 31, 2009 and 2008, due to their relatively short terms or variable interest rates.

We adopted ASC Topic 820-10 (formerly Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The topic also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

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

Marketable securities from time to time are pledged as collateral pursuant to broker margin requirements.  At December 31, 2009 and 2008 there are no significant margin balances outstanding.

Notes and other receivables.  Management periodically performs a review of amounts due on its notes and other receivable balances to determine if they are impaired based on factors affecting the collectibility of those balances. Management's estimates of collectibility of these receivables requires management to exercise significant judgment about the timing, frequency and severity of collection losses, if any, and the underlying value of collateral, which may affect recoverability of such receivables.  As of December 31, 2009 the Company has reserved $50,000 in provision for bad debt from one tenant at the Monty’s property and has written off $150,000 loan receivable which became uncollectible. As of December 31, 2008 there were no receivables that required an allowance.

Equity investments.  Investments in which the Company does not have a majority voting or financial controlling interest but has the ability to exercise influence are accounted for under the equity method of accounting, even though the Company may have a majority interest in profits and losses. The Company follows ASC Topic 323-30 (formerly EITF Topic D-46) in accounting for its investments in limited partnerships.  This guidance requires the use of the equity method for limited partnership investments of more than 3 to 5 percent.

The Company has no voting or financial controlling interests in its other investments which include entities that invest venture capital funds in growth oriented enterprises.  These other investments are carried at cost less adjustments for other than temporary declines in value.

Comprehensive Income (Loss).  The Company reports comprehensive income (loss) in both its consolidated statements of comprehensive income and the consolidated statements of changes in stockholders' equity.  Comprehensive income (loss) is the change in equity from transactions and other events from nonowner sources.  Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). For the years ended December 31, 2009 and 2008 comprehensive loss consisted of unrealized gain (loss) from interest rate swap agreement of $506,000 and ($815,500), respectively.
Loss per common share. Net loss per common share (basic and diluted) is based on the net loss income divided by the weighted average number of common shares outstanding during each year.  Diluted net loss per share includes the dilutive effect of options to acquire common stock.  Common shares outstanding include issued shares less shares held in treasury.

Gain on Sales of Properties.  Gain on sales of properties is recognized when the minimum investment requirements have been met by the purchaser and title passes to the purchaser.  There were no sales of property in 2009 and 2008.

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

As of December 31, 2009 the Company had approximately $2.1 million in excess of insured limits in one bank. The federally insured limit is presently $250,000.

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

Goodwill and Other Intangible Assets.  The Company recognizes goodwill and other non-amortizing intangible assets (such as deferred loan costs) in accordance with ASC Topic 350. Under this Topic, goodwill is recorded at its carrying value and is tested for impairment at least annually or more frequently if impairment indicators exist at a level of reporting referred to as a reporting unit. The Company recognizes goodwill in accordance with the Topic and tests the carrying value for impairment during the fourth quarter of each year. The goodwill impairment analysis is a two-step process. The first step used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. To estimate the fair value of its reporting units, the Company used a discounted cash flow model. Significant judgment is required by management in developing the assumptions for the discounted cash flow model. These assumptions include cash flow projections utilizing revenue growth rates, profit margin percentages, discount rates, market/economic conditions, etc. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered to not be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. The second step of the process involves the calculation of an implied fair value of goodwill for each reporting unit for which step one indicated a potential impairment. The implied fair value of goodwill is determined by measuring the excess of the estimated fair value of the reporting unit as calculated in step one, over the estimated fair values of the individual assets, liabilities and identified intangibles.

The Company’s fair value estimates are subject to change as a result of many factors including, among others, any changes in its business plans, changing economic conditions and the competitive environment.  Should actual cash flows and future estimates vary adversely from those estimates used, the Company may be required to recognize goodwill impairment charges in future years.

The Company’s entire goodwill balance of $7.8 million as of December 31, 2009 relates to its Monty’s property which operates in two of the Company reportable segments (Restaurant and real estate/marina rentals and related).

Deferred loan costs are amortized on a straight line basis over the life of the loan.  This method approximates the effective interest rate method.

 Reclassifications.  Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the current year's presentation.

Non controlling Interest. Non controlling interest (formerly referred to as minority interest) represents the non controlling or minority partners' proportionate share of the equity of the Company's majority owned subsidiaries. A summary for the years ended December 31, 2009 and 2008 is as follows:
	2009	2008
Non controlling interest balance at beginning of year	$3,990,000	$3,052,000
Non controlling partners’ interest in operating losses of consolidated subsidiaries	(36,000)	(72,000)
Net contributions from non controlling partners	26,000	1,828,000
Unrealized gain (loss) on interest rate swap agreement	506,000	(815,000)
Other	-	(3,000)
Non controlling interest balance at end of year	$4,486,000	$3,990,000

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

Share-Based Compensation.
The Company accounts for share-based compensation in accordance with ASC Topic 718 (formerly Statement of Financial Accounting Standards 123 (revised 2004), ‘Share-Based Payments: (SFAS 123(R)’). The Company has used the Black-Scholes option pricing model to estimate the fair value of stock options on the dates of grant.

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

The Company adopted, ASC Topic 855-10 Subsequent Events (formerly SFAS 165, Subsequent Events) effective April 1, 2009. This pronouncement changes the general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Management has evaluated the impact of events occurring after December 31, 2009 up to the date of issuance of these financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.

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

2. INVESTMENT PROPERTIES

The components of the Company’s investment properties and the related accumulated depreciation information follow:
	December 31, 2009
		Accumulated
	Cost	Depreciation	Net
Commercial Properties:
Monty’s restaurant and retail mall (Coconut Grove, FL) - Building & Improvements (1)	$6,906,528	$918,810	$5,987,718
Monty’s restaurant and retail mall (Coconut Grove, FL) - furniture, fixtures and equipment (F,F &E) (1)	1,870,487	1,069,320	801,167
Corporate Office - (Coconut Grove, FL) – Building	645,362	213,935	431,427
Corporate Office – (Coconut Grove, FL) – Land	325,000	-	325,000
Other (Montpelier, Vermont) – Buildings	52,000	52,000	-
Other (Montpelier, Vermont) - Land and improvements (5.4 acres)	108,538	-	108,538
	9,907,915	2,254,065	7,653,850
Grove Isle Hotel, club and spa facility (Coconut Grove, FL):
Land	1,338,518	-	1,338,518
Hotel and club building and improvements	6,819,032	6,144,872	674,160
Spa building and improvements	2,318,170	538,042	1,780,128
Spa F, F & E	436,107	364,422	71,685
	10,911,827	7,047,336	3,864,491
Marina Properties (Coconut Grove, FL):

Monty’s marina - 132 slips and improvements (1)	3,465,480	1,158,519	2,306,961
Grove Isle marina (6 slips company owned, 79 privately owned)	333,334	320,908	12,426
	3,798,814	1,479,427	2,319,387
Land Held for Development:
Hopkinton, Rhode Island (approximately 50 acres)	27,689	-	27,689
	27,689	-	27,689

Totals	$24,646,245	$10,780,828	$13,865,417

(1)
The Monty’s property is subject to a ground lease with the City of Miami, Florida expiring in 2035.  Lease payments due under the lease consist of percentage rent ranging from 8% to 15% of gross revenues from various components of the property.

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

(1) The Monty’s property is subject to a ground lease with the City of Miami, Florida expiring in 2035.  Lease payments due under the lease consist of percentage rent ranging from 8% to 15% of gross revenues from various components of the property.

3. MONTY’S RESTAURANT, MARINA AND OFFICE/RETAIL PROPERTY, COCONUT GROVE, FLORIDA

The Company owns a 50% equity interest in two entities, Bayshore Landing, LLC (“Landing”) and Bayshore Rawbar, LLC (“Rawbar”), (collectively, “Bayshore”) which own and operate a restaurant, office/retail and marina property located in Coconut Grove (Miami), Florida known as Monty’s (“Monty’s”). The other 50% owner of Bayshore is The Christoph Family Trust (“CFT”). Members of CFT are experienced real estate and marina operators.  The Monty’s property is subject to a ground lease with the City of Miami, Florida which expires on May 31, 2035.  Under the lease Bayshore pays percentage rents ranging from 8% to 15% of gross revenues from various components of the project.  Total rent paid for the years ended December 31, 2009 and 2008 was approximately $885,000 and $838,000, respectively.

The Monty’s property consists of a two story building with approximately 40,000 rentable square feet and approximately 3.7 acres of submerged land with a 132-boat slip marina. It includes a 16,000 square foot indoor-outdoor raw bar restaurant and 24,000 square feet of office/retail space of which approximately 22,000 are presently leased to tenants operating boating and marina related businesses.  As of December 31, 2009 there are approximately 1,800 square feet of potential leased retail space to be leased.

The excess of capitalized cost assigned to specific assets over the 2004 purchase price of Monty’s is approximately $7,729,000 and was recorded as goodwill.  Since goodwill is an indefinite-lived intangible asset it is reviewed for impairment at each reporting period or whenever an event occurs or circumstances change that would more likely than not reduce fair value below carrying amount. Goodwill is carried at historical cost if its estimated fair value is greater than its carrying amounts.  However, if its estimated fair value is less than the carrying amount, goodwill is reduced to its estimated fair value through an impairment charge to the consolidated statements of comprehensive income.  There was no impairment of goodwill at December 31, 2009 and 2008.

Since the acquisition in August 2004, improvements totaling approximately $6.2 million have been made to the Monty’s property, net of disposals.  These improvements primarily consisted of the expansion of the restaurant to provide an indoor area, improvements to the office/retail space which includes approximately 24,000 square feet leased or available for lease as of December 31, 2009 and parking lot and landscaping improvement to the property.

The Monty’s property was purchased with proceeds from an acquisition and construction bank loan secured by the property in the amount of $13.3 million plus approximately $3.9 million in cash.  As of December 31, 2009 and 2008 the outstanding balance of the loan was $11.2 million and $11.8 million, respectively. The loan calls for monthly principal payments necessary to fully amortize the principal amount over the remaining life of the loan maturing in February 2021, plus accrued interest. The outstanding principal balance of the bank loan bears interest at a rate of 2.45% per annum in excess of the LIBOR Rate.  At acquisition in 2004 Bayshore entered into an interest rate swap agreement with the same lender to manage its exposure to interest rate fluctuation through the entire term of the mortgage.  The effect of the swap agreement is to provide a fixed interest rate of 7.57%.

Summarized combined statements of income for Landing and Rawbar for the years ended December 31, 2009 and 2008 are presented below (Note: the Company’s ownership percentage in these operations is 50%):

Summarized combined statements of income Bayshore Landing, LLC and Bayshore Rawbar, LLC	For the year ended December 31, 2009	For the year ended December 31, 2008

Revenues:
Food and Beverage Sales	$6,271,000	$6,697,000
Marina dockage and related	1,187,000	1,235,000
Retail/mall rental and related	549,000	476,000
Total Revenues	8,007,000	8,408,000

Expenses:
Cost of food and beverage sold	1,616,000	1,794,000
Labor and related costs	1,294,000	1,336,000
Entertainers	201,000	221,000
Other food and beverage related costs	611,000	588,000
Other operating costs (including bad debts)	333,000	267,000
Repairs and maintenance	281,000	435,000
Insurance	608,000	626,000
Management fees	133,000	267,000
Utilities	306,000	308,000
Rent	885,000	838,000
Interest expense, net of interest income	873,000	930,000
Depreciation	756,000	779,000
Total Expenses	7,897,000	8,389,000

Net income	$110,000	$19,000

4.  INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities consist primarily of large capital corporate equity and debt securities in varying industries or issued by government agencies with readily determinable fair values (see table below).  These securities are stated at market value, as determined by the most recently traded price of each security at the balance sheet date. Consistent with the Company's overall current investment objectives and activities its entire marketable securities portfolio is classified as trading. Accordingly all unrealized gains and losses on this portfolio are recorded in the consolidated statements of comprehensive income. For the years ended December 31, 2009 and 2008 net unrealized gain (loss) on trading securities were approximately $1,129,000 and ($1,383,000), respectively.

	December 31, 2009			December 31, 2008

	Cost	Fair	Unrealized	Cost	Fair	Unrealized
Description	Basis	Value	Gain (loss)	Basis	Value	Gain (loss)
Real Estate Investment Trusts	$435,000	$444,000	$9,000	$417,000	$266,000	$(151,000)
Mutual Funds	749,000	670,000	(79,000)	804,000	583,000	(221,000)
Other Equity Securities	1,438,000	1,547,000	109,000	1,768,000	1,269,000	(499,000)
Total Equity Securities	2,622,000	2,661,000	39,000	2,989,000	2,118,000	(871,000)
Debt Securities	1,662,000	1,848,000	186,000	1,211,000	1,177,000	(34,000)
Total	$4,284,000	$4,509,000	$225,000	$4,200,000	$3,295,000	$(905,000)

As of December 31, 2009, debt securities are scheduled to mature as follows:
	Cost	Fair Value

2010 – 2014	$702,000	$807,000
2015-2019	603,000	677,000
2020 – thereafter	357,000	364,000
	$1,662,000	$1,848,000

Net gain from investments in marketable securities for the years ended December 31, 2009 and 2008 is summarized below:

Description	2009	2008
Net realized loss from sales of marketable securities	($4,000)	($53,000)
Net unrealized gain (loss) from marketable securities	1,129,000	(1,383,000)
Total net gain (loss) from investments in marketable securities	$1,125,000	($1,436,000)

Net realized gain from sales of marketable securities consisted of approximately $261,000 of gains net of $265,000 of losses for the year ended December 31, 2009.  The comparable amounts in fiscal year 2008 were gains of approximately $435,000 net of $488,000 of losses.

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

The Company’s portfolio of other investments consists of approximately 25 individual investments primarily in limited partnerships with varying investment objectives and focus. Management has categorized these investments by investment focus (technology & communications, diversified businesses/distressed debt, real estate related and stock & debt funds).

As of December 31, 2009 and 2008 other investments had an aggregate carrying value of $3.5 million and $3.7 million, respectively.  The Company has committed to fund an additional $919,000 as required by agreements with the investees.  The carrying value of these investments is equal to contributions less distributions and loss valuation adjustments.  During the years ended December 31, 2009 and 2008 the Company contributed approximately $527,000 and $659,000, respectively, toward these commitments and received distributions from these investments (consisting of cash and stock distributions) of $393,000 and $1.8 million, respectively.

The Company’s other investments are summarized below.

	Carrying values as of December 31,
Investment Focus	2009	2008
Venture capital funds – technology and communications	$526,000	$637,000
Venture capital funds – diversified businesses	1,386,000	1,404,000
Real estate and related	1,362,000	1,387,000
Stock and debt funds	-	300,000
Other	250,000	5,000
Totals	$3,524,000	$3,733,000

The Company regularly reviews the underlying assets in its investment portfolio for events, including but not limited to bankruptcies, closures and declines in estimated fair value, that may indicate the investment has suffered other-than-temporary decline in value.  When a decline is deemed other-than-temporary, an investment loss is recognized.

Net income from other investments is summarized below (excluding other than temporary impairment loss):
	2009	2008
Partnerships owning stocks and bonds (a)	$22,000	$392,000
Venture capital funds – diversified businesses (b)	31,000	208,000
Venture capital funds – technology & communications	12,000	22,000
Income from investment in 49% owned affiliate (c)	74,000	40,000
Other	15,000	5,000
Total net income from other investments	$154,000	$665,000

(a)	In 2009 and 2008 amounts consist of gains from the full redemption of investments in private equity funds that invested in equities, debt or debt like securities.
(b)
In 2008 amounts consist primarily of gains from distributions of investments in two private limited partnerships which own interests in various diversified businesses, primarily in the manufacturing and production related sectors.

(c)
This gain represents income from the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”). The increase in income is due to increase net income of TGIF as a result of reduced operating expenses. In December 2009 and 2008 TGIF declared and paid a cash dividend of the Company’s portion of which was approximately $140,000 and $224,000, respectively. These dividends were recorded as reduction in the investment carrying value as required under the equity method of accounting for investments.

Other than temporary impairment losses from other investments
For the years ended December 31, 2009 and 2008 approximately$423,000 and $37,000, respectively, of valuation losses from other than temporary impairment losses from other investments were recorded. In 2009 this primarily consisted of valuation losses of $150,000 from two private partnerships investing in technology and communication business, $130,000 from two private partnerships investing in diversified businesses and $138,000 from three investments in private partnerships owning real estate. In 2008 the valuation loss was in one investment owning a limited real estate partnership interest.

	2009	2008
Venture capital funds – diversified businesses (a)	$(130,000)	-
Real estate and related (b)	(138,000)	$(37,000)
Venture capital funds – technology & communications (c)	(150,000)	-
Other	(5,000)	-
Total other than temporary impairment loss from other investments	$(423,000)	$(37,000)

(b)
In 2009 amount consist of write downs of two investments in private limited partnerships owning real diversified businesses. These investments experienced other than temporary impairment in value of approximately $130,000.

(c)
In 2009 amount consist of write downs of three investments in private limited partnerships owning real estate interests. These investments experienced other than temporary impairment in value of approximately $138,000. In 2008 amount consist of one write down of approximately $37,000 in an investment owning a limited partnership real estate interest.

(d)
In 2009 amount primarily consists of write downs of two investments in private limited partnerships owning technology related entities. These investments experienced other than temporary impairment in value of approximately $150,000.

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

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2008 and December 31, 2009, aggregated by investment category and the length of time that investments have been in a continuous loss position:

	As of December 31, 2008
	Less than 12 Months		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$109,000	$(51,000)	$275,000	$(86,000)	$384,000	$(137,000)
Partnerships owning diversified businesses	112,000	(4,000)	366,000	(147,000)	478,000	(151,000)

Total	$221,000	$(55,000)	$641,000	$(233,000)	$862,000	$(288,000)

	As of December 31, 2009
	Less than 12 Months		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$17,000	$(9,000)	$80,000	$(30,000)	$97,000	$(39,000)
Partnerships owning diversified businesses	425,000	(105,000)	100,000	(15,000)	525,000	(120,000)
Partnerships owning real estate and related investments	281,000	(164,000)	0	0	281,000	(164,000)

Total	$723,000	$(278,000)	$180,000	$(45,000)	$903,000	$(323,000)

6.  INTEREST RATE SWAP CONTRACT

The Company is exposed to interest rate risk through its borrowing activities.  In order to minimize the effect of changes in interest rates, the Company has entered into an interest rate swap contract under which the Company agrees to pay an amount equal to a specified rate of 7.57% times a notional principal approximating the outstanding loan balance, and to receive in return an amount equal to 2.45% plus the one-month LIBOR Rate times the same notional amount.  The Company designated this interest rate swap contract as a cash flow hedge.  As of December 31, 2009 and 2008 the fair value of the cash flow hedge was a loss of approximately $1,144,000 and $2,156,000, respectively, which has been recorded as other comprehensive loss and will be reclassified to interest expense over the life of the swap contract.

The following tables present the required disclosures in accordance with ASC Topic 815-10 (formerly, SFAS 161):

Fair Values of Derivative Instruments:	Liability Derivative
	December 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Statement 133:
Interest rate swap contract	Liabilities	$ 1,144,000	Liabilities	$ 2,156,000
Total derivatives designated as hedging instruments under ASC Topic 815 (formerly SFAS 133)		$ 1,144,000		$ 2,156,000

The Effect of Derivative Instruments on the Statements of Comprehensive Income
for the Years Ended December 31, 2009 and 2008:

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)

	For the year ended December 31, 2009	For the year ended December 31, 2008
Interest rate swap contracts	$ 506,000	($ 815,000)
Total	$ 506,000	($ 815,000)

7. FAIR VALUE INSTRUMENTS

In accordance with ASC Topic 820 (formerly SFAS 157), the Company measures cash equivalents, marketable securities, other investments and interest rate swap contract at fair value. Our cash equivalents, marketable securities and interest rate swap contract are classified within Level 1 or Level 2. This is because our cash equivalents, marketable securities and interest rate swap are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Our other investments are classified within Level 3 because they are valued using valuation models which use some inputs that are unobservable and supported by little or no market activity and are significant.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair value measurement at reporting date using
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Time deposits	$52,000	$—	$52,000	$—
Money market mutual funds	663,000	663,000	—	—
Cash equivalents – restricted
Money market mutual funds	2,401,000	2,401,000	—	—
Marketable securities:
Corporate debt securities	1,848,000	—	1,848,000	—
Marketable equity securities	2,661,000	2,661,000	—	—

Total assets	$7,625,000	$5,725,000	$1,900,000	$—

Liabilities
Interest rate swap contract	$1,144,000	$—	$1,144,000	$—

Total liabilities	$1,144,000	$—	$1,144,000	$—

Assets measured at fair value on a nonrecurring basis are summarized below:

Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Investment in various technology related partnerships	$526,000	$—	$—	$526,000	$1,074,000
Investment in various partnerships investing in diversified businesses	494,000	—	—	494,000	130,000
Investment in various partnerships owning real estate	75,000	—	—	75,000	75,000

Total	$1,095,000	$—	$—	$1,095,00	1,279,000

As of December 31, 2009 the Company’s investments in five technology and communication related partnerships with an aggregate pre adjustment carrying value of approximately $1,600,000 have been written down to fair value of approximately $526,000. Approximately $150,000 out of the total loss of $1,074,000 was recorded in 2009 and $924,000 was recorded in years prior to 2008.

The Company’s investments in two private partnerships which invest in diversified businesses with an aggregate pre adjustment carrying value of approximately $624,000 were written down to fair value of $494,000. The resulting impairment loss of $130,000 is included in 2009 other than temporary impairment loss.

The Company’s investment in a private partnerships owning real estate with an aggregate pre adjustment carrying value of $150,000 was written down to fair value of $75,000. The resulting impairment loss of $75,000 is included in 2009 other than temporary impairment loss.

No other than temporary impairments were recognized for the year ended December 31, 2008.

Effective January 1, 2008, we also adopted ASC Topic 825-10 (formerly SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115), which allows an entity to choose to measure certain financial instruments and liabilities at fair value on a contract-by-contract basis. Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure will be recognized in earnings. As of December 31, 2009, we did not elect such option for our financial instruments and liabilities.

8.   INVESTMENT IN AFFILIATE
Investment in affiliate consists of CII’s 49% equity interest in T.G. I.F. Texas, Inc. (T.G.I.F.).  T.G.I.F. is a Texas Corporation which holds promissory notes receivable from its shareholders, including CII and Maurice Wiener, the Chairman of the Company and T.G.I.F.  Reference is made to Note 10 for discussion on notes payable by CII to T.G. I.F. This investment is recorded under the equity method of accounting.  For the years ended December 31, 2009 and 2008 income from investment in affiliate amounted to approximately $74,000 and $40,000, respectively and is included in net income from other investments in the consolidated statements of comprehensive income.  In December 2009 and 2008 T.G.I.F. declared and paid a cash dividend of $.05 and $.08 per share, respectively.  CII received $140,000 and $224,000, respectively in 2009 and 2008 from this dividend and it was recorded as a reduction in the carrying amount of CII investment in T.G.I.F. as required under the equity method of accounting.

9.  LOANS, NOTES AND OTHER RECEIVABLES

	As of December 31,
Description	2009	2008
Mortgage loan participation	$111,000	$111,000
Promissory note and accrued interest due from individual (a)	403,000	403,000
Other (b)	208,000	107,000
Total loans, notes and other receivables	$722,000	$621,000

(a)
In December 2007 the Company loaned $400,000 to a local real estate developer who is well known to the Company and which loan is secured by numerous real estate interests.  The loan calls for interest only payments at an annual rate of 9% with all principal due on June 30, 2010 (as extended). All interest payments due have been received.

(b)
Other receivables primarily are due from a major tenant at the Monty’s property.  For the year ended December 31, 2009 $50,000 out of approximately $155,000 in pre adjustment tenant receivables were reserved as uncollectible.

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

In 2009 the shareholders approved the renewal and amendment of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2010, and expiring December 31, 2010.

For the years ended December 31, 2009 and 2008, the Company and its subsidiaries incurred Adviser fees of approximately $1,020,000 and $1,076,000, respectively. This was comprised of $1,020,000 regular compensation and approximately $56,000 represented incentive compensation for 2008. There was no incentive compensation for 2009. The Adviser is also the manager for certain of the Company's affiliates and received management fees of approximately $19,000 and $44,000 in 2009 and 2008, respectively for such services. Included in fees for 2008 was $25,000 of management fees earned relating to management of the Monty’s restaurant operations. No such fee was earned in 2009.

At December 31, 2009 and 2008, the Company had amounts due from the Adviser and subsidiaries of approximately $290,000 and $288,000, respectively. The amount due from the Adviser and subsidiaries bears interest at prime plus 1% and is due on demand.

The Adviser leases its executive offices from CII pursuant to a lease agreement.  This lease agreement is at the going market rate for similar property and calls for base rent of $48,000 per year payable in equal monthly installments.  Additionally, the Adviser is responsible for all utilities, certain maintenance, and security expenses relating to the leased premises.  The lease term is five years, expiring in November 2014.

In August 2004 HMG Advisory Bayshore, Inc. (“HMGABS”) (a wholly owned subsidiary of the Adviser) was formed for the purposes of overseeing the Monty’s restaurant operations acquired in August 2004.  No fees were earned in 2009. For the year ended December 31, 2008 HMGABS earned approximately $25,000, in such management fees.

The Company, via its 75% owned joint venture (SBA), has a note receivable from Transco (a 46% shareholder of the Company) of $300,000.  This note bears interest at the prime rate and is due on demand.

Mr. Wiener is an 18% shareholder and the chairman and director of T.G.I.F. Texas, Inc., a 49% owned affiliate of CII (See Note 8).  As of December 31, 2009 and 2008, T.G.I.F. had amounts due from CII in the amount of approximately $3,561,000 and $3,661,000, respectively.  These amounts are due on demand and bear interest at the prime rate.  All interest due has been paid.

T.G.I.F. also owns 10,000 shares of the Company’s common stock it purchased at market value in 1996.

As of December 31, 2009 and 2008 T.G.I.F. had amounts due from Mr. Wiener in the amount of approximately $707,000.  These amounts bear interest at the prime rate and principal and interest are due on demand.  All interest due has been paid.

Mr. Wiener received consulting and director’s fees from T.G.I.F totaling $22,000 and $37,000 for the years ended December 31, 2009 and 2008, respectively.

11. OTHER ASSETS

The Company’s other assets consisted of the following as of December 31, 2009 and 2008:

Description	2009	2008
Deferred loan costs, net of accumulated amortization	$160,000	$170,000
Prepaid expenses and other assets	372,000	343,000
Food/beverage & spa inventory	83,000	80,000
Utility deposits	90,000	75,000
Deferred leasing costs	82,000	221,000
Total other assets	$787,000	$889,000

12. MORTGAGES AND NOTES PAYABLES
	December 31,
	2009	2008
Collateralized by Investment Properties (Note 2)
Monty’s restaurant, marina and retail rental space: Mortgage loan payable with interest 7.57% after taking into effect interest rate swap; principal and interest payable in equal monthly payments of approximately $127,000 per month until maturity on 2/19/21. (a).	$11,210,000	$11,818,000
Grove Isle hotel, private club, yacht slips and spa: Mortgage loan payable with interest at 2.5% plus the one-month LIBOR Rate (2.71% as of 12/31/09). Monthly payments of principal of $10,000 (plus accrued interest) with all unpaid principal and interest payable at maturity on 9/29/10.	3,699,000	3,819,000
Other (unsecured) (Note 8):
Note payable to affiliate: Note payable is to affiliate T.G.I.F., interest at prime (3.25% at 12/31/09) payable monthly. Principal outstanding is due on demand.	3,561,000	3,661,000
Totals	$18,470,000	$19,298,000

(a)
The loan is guaranteed by the Company as well as a personal guaranty from the trustee of CFT.  The loan includes certain covenants including debt service coverage. The Company is in compliance with all debt covenants as of December 31, 2009.
See Note 6 for discussion of interest rate swap agreement related to this loan.

A summary of scheduled principal repayments or reductions for all types of notes and mortgages payable is as follows:

Year ending December 31,	Amount
2010	$8,130,000
2011	715,000
2012	767,000
2013	831,000
2014	897,000
2015 and thereafter	7,130,000
Total	$18,470,000

13.  LEASE COMMITMENTS

The Company’s 50% owned subsidiary (Landing), as lessee, leases land and submerged lands on which it operates the Monty’s property under a lease with the City of Miami which expires on May 31, 2035.  Under the lease, the Company pays percentage rents ranging from 8% to 15% of gross revenues from various components of the property’s operations.  Total rent paid to the City of Miami for the years ended December 31, 2009 and 2008 was approximately $885,000 and $838,000, respectively.

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

The Company accounts for income taxes in accordance with ASC Topic 740 (formerly Statement of Financial Accounting Standards (SFAS) No. 109), “Accounting for Income Taxes”. SFAS No. 109 requires a Company to use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred taxes only pertain to CII. As a result of timing differences associated with the carrying value of other investments and depreciable assets and the future benefit of a net operating loss, the Company has recorded a net deferred tax asset as of December 31, 2009 and 2008 of $458,000 and $366,000, respectively.  A valuation allowance against deferred tax asset has not been established as it is more likely than not, based on the Company’s previous history, that these assets will be realized.

As of December 31, 2009 the Company (excluding CII) has an estimated net operating loss carryover of approximately $3.1 million of which $798,000 expires in 2029, $422,000 expires in 2028, $500,000 expires in 2027, $786,000 expires in 2026 and $571,000 in 2025.

As of December 31, 2009 CII has an estimated net operating loss carryover (NOL) of approximately $774,000 which expires as follows:

NOL	Expiration Year
$236,000	2029
$81,000	2028
$13,000	2026
$14,000	2024
$386,000	2022
$44,000	2018
$774,000	Total

The components of income before income taxes and the effect of adjustments to tax computed at the federal statutory rate for the years ended December 31, 2009 and 2008 were as follows:

	2009	2008
Loss before income taxes	$(177,000)	$(1,747,000)
Computed tax at federal statutory rate of 34%	$(60,000)	$(594,000)
State taxes at 5.5%	(10,000)	(96,000)
REIT related adjustments – current year	215,000	419,000
Unrealized (gain) from marketable securities for book not tax	(368,000)	390,000
Investment losses (gains) for book in excess of tax	125,000	(161,000)
Recaptured tax loss from investments	-	49,000
Utilization of net operating loss carry forward	-	(14,000)
Other items, net	6,000	(123,000)
Benefit from income taxes	$(92,000)	$(130,000)

The REIT related adjustments – current year represents the difference between estimated taxes on undistributed income and/or capital gains and book taxes computed on the REIT’s income before income taxes.  In 2009 the Company recorded unrealized gains from investments in marketable securities which are not included in taxable income of approximately $931,000.  The estimated tax effect of these unrealized book gains in excess of tax gains was $368,000.   Also, in 2009 the Company recorded valuation losses for book purposes in excess of tax of $316,000. The estimated tax effect of these book investment losses in excess of tax losses was approximately $125,000.

The benefit from income taxes in the consolidated statements of comprehensive income consists of the following:

Year ended December 31,	2009	2008
Current:
Federal	-	-
State	-	3,000
	-	-
Deferred:
Federal	$(83,000)	$(114,000)
State	(9,000)	(19,000)
	(92,000)	(133,000)
Total	$(92,000)	$(130,000)

As of December 31, 2009 and 2008, the components of the deferred tax assets and liabilities are as follows:

	As of December 31, 2009		As of December 31, 2008
	Deferred tax		Deferred tax
	Assets	Liabilities	Assets	Liabilities
Net operating loss carry forward	$271,000		$146,000
Excess of book basis of 49% owned corporation over tax basis
		$551,000		$717,000
Excess of tax basis over book basis of investment property	285,000		273,000
Unrealized gain/loss on marketable securities		72,000	278,000
Excess of tax basis over book basis of other investments	546,000	21,000	488,000	102,000
Totals	$1,102,000	$644,000	$1,185,000	$819,000

15.  STOCK-BASED COMPENSATION

In November 2000, the Company’s Board of Directors authorized the 2000 Stock Option Plan, which was approved by the shareholders in June 2001. The Plan provides for the grant of options to purchase up to 120,000 shares of the Company’s common stock to the officers and directors of the Company.  Under the 2000 Plan, options are vested immediately upon grant and may be exercised at any time within ten years from the date of grant.  Options are not transferable and expire upon termination of employment, except to a limited extent in the event of retirement, disability or death of the grantee.  On June 25, 2001, options were granted to all officers and directors to purchase an aggregate of 86,000 common shares at no less than 100% of the fair market value at the date of grant. The average exercise price of the options granted in 2001 was $7.84 per share.  The Company’s stock price on the date of grant was $7.57 per share. The stock options expire June 25, 2011.

There were no options granted, exercised or forfeited in 2009 and 2008.

A summary of the status of the Company’s stock option plan as of December 31, 2009 and 2008, and changes during the years ending on those dates are presented below:

	As of December 31, 2009		As of December 31, 2008
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price

Outstanding at beginning of year	102,100	$8.83	102,100	$8.83
Granted	--	--	--	--
Exercised	--	--	--	--
Forfeited	--	--	--	--

Outstanding at end of year	102,100	$8.83	102,100	$8.83

Options exercisable at year-end	102,100	$8.83	102,100	$8.83
Weighted average fair value of options granted during the year	--	--	--	--

16.  OPERATING LEASES AS LESSOR

Lease of Grove Isle hotel property. In November 2008 the lessee of Grove Isle, Westgroup Grove Isle Associates, Ltd., an affiliate of Noble House Resorts, Inc. (“NHR”) assigned its leasehold interest to Grove Hotel Partners, LLC an affiliate of Grand Heritage Hotel Group, LLC (“GH”). GH operates over a dozen independent hotels and resorts across North America and Mexico. The Company approved the assignment of the lease to GH which assumed all terms of the original lease with NHR.  The lease termination date remains November 30, 2016, if not extended as provided in the lease. Base rent was $1,184,000 for the year ended December 31, 2009 and will remain the same in 2010. The lease also calls for participation rent consisting of a portion of operating surplus, as defined.  Participation rent when and if due is payable at end of each lease year. There has been no participation rent since the inception of the lease.

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

Minimum lease payments receivable.   The Company leases its commercial and industrial properties under agreements for which substantially all of the leases specify a base rent and a rent based on tenant sales (or other benchmark) exceeding a specified percentage.  There was no percentage rent in 2009 and 2008.

These leases are classified as operating leases and generally require the tenant to pay all costs associated with the property.  Minimum annual rentals on non-cancelable leases in effect at December 31, 2009, are as follows:

Year ending December 31,	Amount
2010	$2,022,000
2011	1,890,000
2012	1,908,000
2013	1,873,000
2014	1,888,000
Subsequent years	7,486,000
Total	$17,067,000

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

	For the years ended December 31,
	2009	2008
Net Revenues:
Real estate and marina rentals	$3,493,069	$3,437,335
Food and beverage sales	6,270,728	6,696,816
Spa revenues	503,963	799,011
Total Net Revenues	$10,267,760	$10,933,162

Income (loss) before income taxes:
Real estate and marina rentals	$576,114	$364,518
Food and beverage sales	(8,614)	29,537
Spa, other investments and related income	(744,759)	(2,141,126)
Total net loss before income taxes attributable to the Company	$(177,259)	$(1,747,071)

	For the years ended December 31,
Identifiable Assets:	2009	2008
Real estate rentals	$14,802,290	$15,751,386
Food and beverage sales	603,484	957,182
Spa, other investments and related income	16,242,425	16,385,880
Total Identifiable Assets	$31,648,199	$33,094,448
A summary of changes in the Company’s goodwill during the years ended December 31, 2009 and 2008 is as follows:
Summary of changes in goodwill:	01/01/09	Acquisitions	12/31/09
Real estate and marina rentals	$4,776,291	-	$4,776,291
Food & Beverage sales	2,952,336	-	2,952,336
Other investments and related income	-	-	-
Total goodwill	$7,728,627	-	$7,728,627

	01/01/08	Acquisitions	12/31/08
Real estate and marina rentals	$4,776,291	-	$4 ,776,291
Food & Beverage sales	2,952,336	-	2,952,336
Spa, other investments and related income	-	-	-
Total goodwill	$7,728,627	-	$7,728,627

18.  AMENDMENT TO CERTIFICATE OF INCORPORATION
On December 11, 2009 an Information Statement was filed with the SEC in connection with the approval by the holders of a majority of our voting stock of certain amendments to the Company’s certificate of incorporation to (i) decrease the number of our authorized Common stock from one million five hundred thousand (1,500,000) shares par value $1 to one million two hundred thousand (1,200,000) shares par value $1, (ii) to decrease the number of our authorized Excess common stock from five hundred thousand (500,000) shares par value $1 to one hundred thousand (100,000) shares par value $1 and (iii) to eliminate our entire authorized class of preferred stock par value $1.

The amendments to the Company’s certificate of incorporation were effective on December 31, 2009.

On November 4, 2009 the Company’s board of directors passed resolutions authorizing shareholder action to consider amendments to our certificate of incorporation and the filing of such amendments with the Delaware Secretary of State.

On December 1, 2009 the holders of a majority of the outstanding shares of the Company’s common stock entitled to vote executed a written consent in accordance with the provisions set forth in §228 of the Delaware Corporation Law that approved the amendments to our certificate of incorporation.

The primary reason for reducing our authorized Common stock and Excess common stock, and eliminating our entire authorized class of Preferred stock is to decrease the number of shares available for issuance and to save the Company a significant portion (approximately $10,000 per annum) of the franchise taxes payable under the Delaware Corporation Law.

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

(b)
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.  This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in the Annual Report on Form 10-K.

(c)
There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.
None.

Item 9.   Directors, Executive Officers and Corporate Governance.
Listed below is certain information relating to the executive officers and directors of the Company:

Name and Office	Age	Principal Occupation and Employment other than With the Company During the Past Five Years - Other Directorships
Maurice Wiener; Chairman of the Board of Directors and Chief Executive Officer	68	Chairman of the Board and Chief Executive Officer of the Adviser; Executive Trustee, Transco; Director, T.G.I.F. Texas, Inc

Larry Rothstein; Director, President, Treasurer and Secretary	57	Director, President and Secretary of the Adviser; Trustee and Vice President of Transco; Vice President and Secretary, T.G.I.F. Texas, Inc.

Carlos Camarotti; Vice President-Finance and Assistant Secretary	49	Vice President - Finance and Assistant Secretary of the Adviser;

Walter Arader; Director	91	President, Walter G. Arader and Associates (financial and management consultants).

Harvey Comita; Director	80	Business Consultant; Trustee of Transco Realty Trust.

Clinton Stuntebeck; Director	71	Attorney/Business and Investment Consultant

All executive officers of the Company were elected to their present positions to serve until their successors are elected and qualified at the 2010 annual organizational meeting of directors immediately following the annual meeting of shareholders.  All directors of the Company were elected to serve until the next annual meeting of shareholders and until the election and qualification of their successors.  On March 25, 2010 Mr. Stuntebeck communicated to the Board of Directors he was not seeking reelection at the next annual meeting of shareholders.
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

Compensation of  Directors.  The following table summarizes director’s compensation for the year ended December 31, 2009:

Director	Annual Fee	Board Meeting Fee	Committee Meeting Fee	Total Compensation
Maurice Wiener	$17,000	$3,000	-	$20,000
Larry Rothstein	17,000	3,000	3,000	$23,000
Walter Arader	12,000	2,250	1,500	$15,750
Harvey Comita	12,000	3,000	3,000	$18,000
Clinton Stuntebeck	12,000	3,000	3,000	$18,000
Totals	$70,000	$14,250	$10,500	$94,750

Annual director's fees are paid at the beginning of each quarter and board and committee meeting fees are paid for each meeting a director attends. The annual fee for directors is $12,000 per year plus meeting fees $750 per meeting.

Outstanding Equity Awards to Executive Officers.
The following table summarizes all outstanding equity awards to the Company’s executive officers as of December 31, 2009.  These options are all exercisable, with no unearned options outstanding and expiration date of June 25, 2011.

Executive Officer	Number of Options	Exercise Price	Expiration Date
Maurice Wiener	28,500	$8.33 per share	June 25, 2011
Maurice Wiener	12,000	$12.25 per share	June 25, 2011
Larry Rothstein	24,900	$7.57 per share	June 25, 2011
Larry Rothstein	5,000	$12.10 per share	June 25, 2011

Stock Options.  In November 2000, the Company’s Board of Directors authorized the 2000 Stock Option Plan (the “Plan”), which was approved by the shareholders in June 2001. The Plan, which permits the grant of qualified and non-qualified options expires in June 2011, and is intended to provide incentives to the directors and employees (the “employees") of the Company, as well as to enable the Company to obtain and retain the services of such employees.  The Plan is administered by a Stock Option Committee (the "Committee") appointed by the Board of Directors.  The Committee selects those key officers and employees of the Company to whom options for shares of common stock of the Company shall be granted.  The Committee determines the purchase price of shares deliverable upon exercise of an option; such price may not, however, be less than 100% of the fair market value of a share on the date the option is granted. Payment of the purchase price may be made in cash, Company stock, or by delivery of a promissory note, except that the par value of the stock must be paid in cash or Company stock. Shares purchased by delivery of a note must be pledged to the Company.  Shares subject to an option may be purchased by the optionee within ten years from the date of the grant of the option.  However, options automatically terminate if the optionee's employment with the Company terminates other than by reason of death, disability or retirement.  Further, if, within one year following exercise of any option, an optionee terminates his employment other than by reason of death, disability or retirement, the shares acquired upon exercise of such option must be sold to the Company at a price equal to the lesser of the purchase price of the shares or their fair market value.

On June 25, 2001, options were granted to all officers and directors to purchase an aggregate of 86,000 common shares at no less than 100% of the fair market value at the date of grant. The average exercise price of the options granted in 2001 is $7.84 per share.  The Company’s stock price on the date of grant was $7.57 per share.

There were no options granted, exercised or forfeited in 2009 and 2008.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Set forth below is certain information concerning common stock ownership by directors, executive officers, directors and officers as a group, and holders of more than 5% of the outstanding common stock.

	Shares Held as of March 31, 2010
Name(7), (8)	Shares Owned by Named Persons & Members of His Family (1)		Additional Shares in Which the named Person Has, or Participates in, the Voting or Investment Power (2)		Total Shares & Percent of Class

Maurice Wiener	51,100	(4)	541,830	(3), (5)	592,930	53%

Larry Rothstein	47,900	(4)	541,830	(3)	589,730	52%

Walter G. Arader	15,400	(4)			15,400	1%

Harvey Comita	10,000	(4)	477,300	(6)	487,300	43%

Clinton Stuntebeck	5,000	(4)			5,000	*

All Directors and Officers as a Group	157,700	(4)	541,830	(3)	699,530	62%

Transco Realty Trust	477,300	(5)			477,300	42%
1870 S. Bayshore Drive Coconut Grove, FL 33133

Comprehensive Financial Planning, Inc. 3950 Fairland Drive Dacula, GA 30019	97,904	(9)			97,904	9.6%

* less than 1%
___________________________
(1)	Unless otherwise indicated, beneficial ownership is based on sole voting and investment power.

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

(6)           This number represents the number of shares held by Transco Realty Trust, of which, Mr. Comita is a Trustee.

(7)	Except as otherwise set forth, the address for these individuals is 1870 South Bayshore Drive, Coconut Grove, Florida 33133.

(8)	No shares of stock of the executive officers and directors have been pledged as collateral.

(9)          Comprehensive Financial Planning, Inc. has shared investment power on all shares and sole voting power on all shares.

Item 12. Certain Relationships and Related Transactions and Director Independence.  The following discussion describes the organizational structure of the Company’s subsidiaries and affiliates.

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

In August 2004 the HMG Advisory Bayshore, Inc. (“HMGABS”) (a wholly owned subsidiary of the Adviser) was formed for the purposes of overseeing the Monty’s restaurant operations acquired in August 2004.  HMGABS will receive a management fee of $25,000 per year from Bayshore Rawbar, LLC.  In 2009 no management fee was due HMGABS.  For each of the years ended December 31, 2004 through December 2008, HMGABS earned $25,000 per year in management fees.  HMGABS is owed approximately $108,000 from Bayshore Rawbar, LLC for such fees as of December 31, 2009.

Reference is made to Item 1. Business  and  Item 1. Business and Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations for further information about the remuneration of the Adviser.

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

The Adviser.
As of December 31, 2009 and 2008 the Adviser owed the Company (net of amounts due to HMGABS described above) approximately $290,000 and $288,000, respectively.  Amounts due from the Adviser bear interest at the prime rate plus 1% payable monthly, with principal due on demand.

The Adviser leases its executive offices from CII pursuant to a lease agreement.  This lease agreement is at the going market rate for similar property and calls for base rent of $48,000 per year payable in equal monthly installments.  Additionally, the Adviser is responsible for all utilities, maintenance, and security expenses relating to the leased premises.  The lease term is five years expiring in November 2014.

South Bayshore Associates (“SBA”).
SBA is a joint venture in which Transco and the Company hold interests of 25% and 75%, respectively.  The sole major asset of SBA is a demand note from Transco, bearing interest at the prime rate, with an outstanding balance of approximately $300,000 in principal and interest as of December 31, 2009 and 2008.

The Company also holds a demand note from SBA bearing interest at the prime rate plus 1% with an outstanding balance as of December 31, 2009 and 2008 of approximately $1,125,000 and $1,106,000, in principal and accrued interest, respectively. Interest payments of $10,000 and $15,000 were made in 2009 and 2008, respectively. Accrued and unpaid interest is not added to the principal.  Because the Company consolidates SBA, the note payable and related interest income is eliminated in consolidation.

CII.
The Company holds a demand note due from its 95%-owned consolidated subsidiary, CII, bearing interest at the prime rate plus 1% with an outstanding balance of $2,473,000 and $2,563,000 as of December 31, 2009 and 2008, respectively.  Advances from the Company to CII during 2009 and 2008 were $100,000 and $210,000, respectively.  Repayments from CII to the Company during 2009 and 2008 were $190,000 and $1.6 million, respectively.  Because CII is a consolidated subsidiary of the Company, the note payable and related interest is eliminated in consolidation.

In 1986, CII acquired from the Company the rights to develop the marina at Grove Isle for a promissory note of $620,000 payable at an annual rate equal to the prime rate.  The principal is due on demand.  Interest payments are due annually in January.  Because the Company consolidates CII, the note payable and related interest income is eliminated in consolidation.

Courtland Houston, Inc. (“CHI”)
CHI is 80%-owned by CII and 20% owned by Bernard Lerner, its sole employee.  CHI was formed with a $140,000 investment by CII and engages in commercial leasing activities in Texas and earns commission and other consulting revenue.  Mr. Lerner is a cousin of the Company’s Chairman and CEO Mr. Maurice Wiener. For the years ended December 31, 2009 and 2008 Mr. Lerner was paid a salary of $85,000.  For the years ended December 31, 2009 and 2008 CHI reported revenues of approximately $50,000 and $168,000, respectively.

CII Spa, LLC.
As more fully discussed in Item 2.Description of Property, in September 2004 the Company entered into an agreement with the lessee and operator of the Grove Isle property to develop and operate the Grove Isle Spa.  A subsidiary of the Company, CII Spa, LLC (“CIISPA”) and the lessee formed a Delaware limited liability company, Grove Spa, LLC (“GS”) which is owned 50% by CIISPA and 50% by the tenant operator of Grove Isle, Grand Heritage Hotel Group, LLC (“GH”). Operations commenced in March 2005 and GS sub-leases the Spa property from the GH for $10,000 per year, plus GS pays all real estate taxes, insurance, utilities and all other costs relating to Grove Isle Spa. The initial term of the sublease commenced on September 15, 2004 and ends on November 30, 2016, with the GS having the right to extend the term for two additional consecutive 20 year terms on the same terms as the original sublease.

T.G.I.F.
As of December 31, 2009 and 2008, CII owed approximately $3,561,000 and $3,661,000, respectively, to T.G.I.F.  All advances between CII and T.G.I.F. are due on demand and bear interest at the prime rate plus 1%.  All interest due has been paid.

As of December 31, 2009 and 2008, T.G.I.F. had amounts due from Mr. Wiener of approximately $707,000.  These amounts are due on demand and bear interest at the prime rate.  All interest due has been paid.  Mr. Wiener received consulting and director’s fees from T.G.I.F of approximately $22,000 and $37,000 for the years ended December 31, 2009 and 2008, respectively. Also, T.G.I.F. owns 10,000 shares of the Company which were purchased in 1996 at the market value.  In 2009 and 2008 T.G.I.F. declared and paid a cash dividend of $.05 and $.08 per share, respectively.  CII’s portion of the dividends was approximately $140,000 and $224,000, respectively.

Item 13. Principal Accountants Fees and Services.
The following table sets forth fees billed to the Company by the Company's independent auditors for the year ended December 31, 2009 and December 31, 2008 for (i) services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.  The Audit Committee pre-approved all services rendered by the Company’s independent auditors.

Principal Accountant Fees and Services

For the fiscal year ended	December 31, 2009	December 31, 2008
Audit fees including quarterly reviews	$94,000	$101,000
Tax return preparation fees	20,000	22,000
Total Fees	$114,000	$123,000

Part IV.

Item 14. Exhibits and Financial Statement Schedules.

      (a)   Exhibits listed in the Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HMG/Courtland Properties, Inc.

March 31, 2010	by: /s/Maurice Wiener
Maurice Wiener
Chairman and Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/Maurice Wiener	March 31, 2010
Maurice Wiener
Chairman of the Board
Chief Executive Officer

/s/Larry Rothstein	March 31, 2010
Larry Rothstein
Director, President, Treasurer and Secretary
Principal Financial Officer

/s/Walter G. Arader	March 31, 2010
Walter G. Arader, Director

/s/Harvey Comita	March 31, 2010
Harvey Comita, Director

/s/Clinton Stuntebeck	March 31, 2010
Clinton Stuntebeck, Director

/s/Carlos Camarotti	March 31, 2010
Carlos Camarotti
Vice President - Finance and Controller
Principal Accounting Officer

EXHIBIT INDEX

Description

(3)	(a)	Certificate of Incorporation as amended	Included herein.

	(b)	By-laws	Incorporated by reference to Exhibit 6.1 to the Registration Statement of Hospital Mortgage Group, Inc. on Form S-14, No. 2-64, 789, filed July 2, 1979.

(10)	(a)	Amended and restated lease agreement between Grove Isle Associates, Ltd. and Westgroup Grove Isle Associates, Ltd. dated November 19, 1996.	Incorporated by reference to Exhibit 10(d) to the 1996 Form 10-KSB

	(b)	Master agreement between Grove Isle Associates, Ltd. Grove Isle Clubs Inc., Grove Isle Investments, Inc. and Westbrook Grove Isle Associates, Ltd. dated November 19, 1996.	Incorporated by reference to Exhibit 10(e) to the 1996 Form 10-KSB

	(c)	Agreement Re: Lease Termination between Grove Isle Associates, Ltd. and Grove Isle Club, Inc. dated November 19, 1996.	Incorporated by reference to Exhibit 10(f) to the 1996 Form 10-KSB

	(d)	Amended and restated agreement between NAF Associates and the Company, dated August 31, 1999.	Incorporated by reference to Exhibit 10(f) to the 1999 Form 10-KSB

	(e)	Amendment to Amended and restated lease agreement between Grove Isle Associates, Ltd. and Westgroup Grove Isle Associates, Ltd. dated December 1, 1999.	Incorporated by reference to Exhibit 10(g) to the 1999 Form 10-KSB

	(f)	Lease agreement between Courtland Investments, Inc. and HMG Advisory Corp. dated December 1, 1999.	Incorporated by reference to Exhibit 10(h) to the 1999 Form 10-KSB

(g)	2000 Incentive Stock Option Plan of HMG/ Courtland Properties, Inc.	Incorporated by reference to Exhibit 10(h) to the 2001 Form 10-KSB

(h)	Amended and Restated Advisory Agreement between the Company and HMG Advisory Corp. effective January 1, 2003.	Incorporated by reference to Exhibit 10(i) and 10(j) to the 2002 Form 10-KSB

(i)	Second Amendment to Amended and restated lease agreement included herein between Grove Isle Associated, Ltd. and Westgroup Grove Isle Associates, Ltd. dated September 15, 2004	Incorporated by reference to Exhibit 10(i) to the 2004 Form 10-KSB

(j)	Operating Agreement of Grove Spa, LLC dated September 15, 2004	Incorporated by reference to Exhibit 10(j) to the 2004 Form 10-KSB
(k)	Sublease between Westgroup Grove Isle Associates, Ltd. and Grove Spa, LLC dated September 15, 2004	Incorporated by reference to Exhibit 10(k) to the 2004 Form 10-KSB Included herein.

(l)	Purchase and Sale Agreement (“Acquisition of Monty’s”) between Bayshore Restaurant Management Corp. and Bayshore Landing, LLC dated August 20, 2004	Incorporated by reference to Exhibit 10(l) to the 2004 Form 10-KSB

(m)	Ground Lease between City of Miami and Bayshore Landing, LLC dated August 20, 2004 and related document	Incorporated by reference to Exhibit 10(m) to the 2004 Form 10-KSB

(n)	Loan Agreement between Wachovia Bank and Bayshore Landing, LLC dated August 20, 2004	Incorporated by reference to Exhibit 10(n) to the 2004 Form 10-KSB

(o)	Operating Agreement of Bayshore Landing, LLC dated August 19, 2004	Incorporated by reference to Exhibit 10(o) to the 2004 Form 10-KSB

(p)	Management Agreement for Bayshore Rawbar , LLC executed by RMI, LLC	Incorporated by reference to Exhibit 10(p) to the 2004 Form 10-KSB

	(q)	Management Agreement for Bayshore Rawbar, LLC executed by HMG Advisory Bayshore, Inc.	Incorporated by reference to Exhibit 10(q) to the 2004 Form 10-KSB

	(r)	Management and Leasing Agreement for Bayshore Landing, LLC executed by RCI Bayshore, Inc.	Incorporated by reference to Exhibit 10(r) to the 2004 Form 10-KSB

	(s)	Assignment and Assumption of Management Agreement by Noble House Grove Isle, Ltd. To GH-Grove Isle Management LLC And Consent by Grove Spa, LLC	Incorporated by reference to Exhibit 10(s) to the 2008 Form 10-K

	(t)	Third Amendment to Amended and Restated Lease Agreement	Incorporated by reference to Exhibit 10(t) to the 2008 Form 10-K

	(u)	Assignment and Assumption of Lease and Consent of Landlord	Incorporated by reference to Exhibit 10(u) to the 2008 Form 10-K

	(v)	Amendment to Operating Agreement of Grove Spa, LLC, A Delaware Limited Liability Company	Incorporated by reference to Exhibit 10(v) to the 2008 Form 10-K

	(w)	First Amendment to Management Agreement	Incorporated by reference to Exhibit 10(w) to the 2008 Form 10-K
(14)		Code of Ethics for Chief Executive Officer and Senior Financial Officers dated May 2003	Incorporated by reference to Exhibit 14 to the 2004 Form 10-KSB

(21)		Subsidiaries to the Company	Included herein.

(31)	(a)	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herein.

	(b)	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herein.

(32)	(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002	Included herein.

	(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002	Included herein.