Form 10-Q
period 2010-03-31
HMG COURTLAND PROPERTIES INC
filed 2010-05-13
CIK 311817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE      ACT OF 1934

For the Quarterly period ended                 March 31, 2010

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

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
1,021,383 Common shares were outstanding as of May 13, 2010.

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

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS	March 31,	December 31,
	2010	2009
ASSETS	(UNAUDITED)
Investment properties, net of accumulated depreciation:
Commercial properties	$7,565,435	$7,653,850
Hotel, club and spa facility	3,779,114	3,864,491
Marina properties	2,271,819	2,319,387
Land held for development	27,689	27,689
Total investment properties, net	13,644,057	13,865,417

Cash and cash equivalents	3,331,736	1,909,218
Cash and cash equivalents-restricted	2,402,105	2,401,546
Investments in marketable securities	3,360,686	4,508,433
Other investments	3,738,308	3,524,246
Investment in affiliate	2,899,869	2,881,394
Loans, notes and other receivables	671,435	722,210
Notes and advances due from related parties	586,226	590,073
Deferred taxes	386,000	458,000
Goodwill	7,728,627	7,728,627
Other assets	629,981	787,662
TOTAL ASSETS	$39,379,030	$39,376,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages and notes payable	$18,231,020	$18,470,448
Accounts payable and accrued expenses	1,182,743	1,056,827
Interest rate swap contract payable	1,252,000	1,144,000
Total Liabilities	20,665,763	20,671,275

Common stock, $1 par value; 1,200,000 shares authorized;1,023,955 shares issued	1,023,955	1,023,955
Excess common stock, $1 par value; 100,000 shares authorized; no shares issued	-	-
Additional paid-in capital	24,313,341	24,313,341
Less: Treasury stock, 2,572 shares at cost	(8,881)	(8,881)
Undistributed gains from sales of properties, net of losses	41,572,120	41,572,120
Undistributed losses from operations	(52,012,311)	(52,109,035)
Accumulated other comprehensive loss	(626,000)	(572,000)
Total stockholders’ equity	14,262,224	14,219,500
Non-controlling interests	4,451,043	4,486,051
Total Equity	18,713,267	18,705,551
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$39,379,030	$39,376,826

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
	Three months ended March 31,
REVENUES	2010	2009
Real estate rentals and related revenue	$463,622	$447,409
Food & beverage sales	1,493,912	1,884,016
Marina revenues	432,099	440,568
Spa revenues	108,615	138,937
Total revenues	2,498,248	2,910,930
EXPENSES
Operating expenses:
Rental and other properties	164,263	197,680
Food and beverage cost of sales	416,982	475,023
Food and beverage labor and related costs	363,657	408,480
Food and beverage other operating costs	474,809	567,418
Marina expenses	243,443	251,093
Spa expenses	95,135	133,409
Depreciation and amortization	281,610	340,732
Adviser's base fee	255,000	255,000
General and administrative	95,553	78,691
Professional fees and expenses	74,782	50,252
Directors' fees and expenses	29,213	25,902
Total operating expenses	2,494,447	2,783,680

Interest expense	259,922	280,317
Total expenses	2,754,369	3,063,997

Loss before other income (loss) and income taxes	(256,121)	(153,067)

OTHER INCOME (LOSS)
Net realized and unrealized gains (losses) from investments in marketable securities	127,480	(160,430)
Net income from other investments	198,276	18,712
Interest, dividend and other income	118,081	85,622
Total other income (loss)	443,837	(56,096)

Income (loss) before income taxes	187,716	(209,163)

Provision for (benefit from) income taxes	72,000	(35,000)
Net Income (loss)	115,716	(174,163)

Less: Net income attributable to non-controlling interests	18,992	72,240
Net income (loss) attributable to the Company	$96,724	$(246,403)

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized (loss) gain on interest rate swap agreement	$(54,000)	$104,000
Total other comprehensive (loss) income	$(54,000)	$104,000
Comprehensive income (loss)	$42,724	$(142,403)

Net Income (loss) Per Common Share:
Basic and diluted	$.09	$(.24)
Weighted average common shares outstanding-basic and diluted	1,021,408	1,023,919
See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to the Company	$96,724	$(246,403)
Adjustments to reconcile net income (loss) attributable to the Company to net cash provided by operating activities:
Depreciation and amortization	281,610	340,732
Net income from other investments	(198,276)	(18,712)
Net (gain) loss from investments in marketable securities	(127,480)	160,430
Net loss attributable to non-controlling interests	18,992	72,240
Deferred income tax provision (benefit)	72,000	(35,000)
Changes in assets and liabilities:
Other assets and other receivables	135,935	(13,760)
Accounts payable and accrued expenses	125,916	(44,011)
Total adjustments	308,697	461,919
Net cash provided by operating activities	405,421	215,516

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and improvements of properties	(54,702)	(52,206)
Decrease in notes and advances from related parties	3,847	51,325
Additions in mortgage loans and notes receivables	-	(100,571)
Collections of mortgage loans and notes receivables	66,975	3,000
Distributions from other investments	231,239	255,418
Contributions to other investments	(265,500)	(88,500)
Net proceeds from sales and redemptions of securities	1,456,976	290,113
Increase in investments in marketable securities	(181,750)	(279,750)
Net cash provided by investing activities	1,257,085	78,829

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgages and notes payables	(239,428)	(181,626)
Deposits to restricted cash	(560)	(1,341)
Purchase of treasury stock	-	(4,080)
Net cash used in financing activities	(239,988)	(187,047)

Net increase in cash and cash equivalents	1,422,518	107,298

Cash and cash equivalents at beginning of the period	1,909,218	3,369,577

Cash and cash equivalents at end of the period	$3,331,736	$3,476,875

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$260,000	$280,000
Cash paid during the period for income taxes	-	-
See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2009.  The balance sheet as of December 31, 2009 was derived from audited financial statements as of that date. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements include the accounts of HMG/Courtland Properties, Inc. (the "Company") and entities in which the Company owns a majority voting interest or controlling financial interest. All material transactions and balances with consolidated and unconsolidated entities have been eliminated in consolidation or as required under the equity method.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

ASU No. 2009-17, “Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” (“ASU 2009-17”)
ASU 2009-17 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASU 2009-17 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s consolidated financial statements. The provisions of ASU 2009-17 became effective on January 1, 2010 and did not have a significant impact on the Company’s consolidated financial statements.

ASU No. 2010-06, “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”)
ASU 2010-06 amends ASC Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, and requires reporting entities to disclose (1) the amount of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (2) separate information about purchases, sales, issuance and settlements in the reconciliation of fair value measurements using significant unobservable inputs (Level 3).  ASU 2010-06 also requires reporting entities to provide fair value measurement disclosures for each class of assets and liabilities and disclose the inputs and valuation techniques for fair value measurements that fall within Levels 2 and 3 of the fair value hierarchy.  These disclosures and clarification are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The provisions of ASU 2010-06 became effective on January 1, 2010 and did not have a significant impact on the Company’s consolidated financial statements.

ASU No. 2010-09, “Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”)
ASU 2010-09 amends ASC Subtopic 855-10, “Subsequent Events – Overall” (“ASC 855-10”) and requires an SEC filer to evaluate subsequent events through the date that the consolidated financial statements are issued but removed the requirement to disclose this date in the notes to the entity’s consolidated financial statements. The amendments are effective upon issuance of the final update and accordingly, the Company has adopted the provisions of ASU 2010-09 during the quarter ended March 31, 2010. The adoption of these provisions did not have a significant impact on the Company’s consolidated financial statements.

ASU No. 2009-16, “Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets.”  (“ASU 2009-16”)
ASU 2009-16 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASU 2009-16 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The provisions of ASU 2009-16 became effective on January 1, 2010 and did not have a significant impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

ASU No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements (A Consensus of the FASB Emerging Issues Task Force)” (“ASU 2009-13”)
ASU 2009-13 requires the use of the relative selling price method when allocating revenue in these types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The Company is currently evaluating the impact that this standard update will have on its consolidated financial statements.

ASU No. 2009-14, “Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements (A Consensus of the FASB Emerging Issues Task Force)” (“ASU 2009-14”)
ASU 2009-14 requires tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The Company does not expect that this standard update will have a significant impact on its consolidated financial statements.

ASU No. 2010-11, “Derivatives and Hedging (Topic 815) - Scope Exception Related to Embedded Credit Derivatives.” (“ASU 2010-11”)
 ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will be effective on July 1, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.
ASU 2010-13, "Compensation - Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades." (“ASU 2010-13”)
ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

3.   RESULTS OF OPERATIONS FOR MONTY’S RESTAURANT, MARINA AND OFFICE/RETAIL PROPERTY, COCONUT GROVE, FLORIDA
The Company, through two 50%-owned entities, Bayshore Landing, LLC (“Landing”) and Bayshore Rawbar, LLC (“Rawbar”), (collectively, “Bayshore”) owns a restaurant, office/retail and marina property located in Coconut Grove (Miami), Florida known as Monty’s (the “Monty’s Property”).

Summarized combined statement of income for Landing and Rawbar for the three months ended March 31, 2010 and 2009 is presented below (Note: the Company’s ownership percentage in these operations is 50%):

Summarized Combined statements of income Bayshore Landing, LLC and Bayshore Rawbar, LLC	For the three months ended March 31, 2010	For the three months ended March 31, 2009

Revenues:
Food and Beverage Sales	$1,494,000	$1,884,000
Marina dockage and related	304,000	310,000
Retail/mall rental and related	152,000	135,000
Total Revenues	1,950,000	2,329,000

Expenses:
Cost of food and beverage sold	417,000	475,000
Labor and related costs	318,000	355,000
Entertainers	46,000	53,000
Other food and beverage related costs	137,000	154,000
Other operating costs	70,000	67,000
Repairs and maintenance	53,000	122,000
Insurance	142,000	150,000
Management fees	61,000	63,000
Utilities	53,000	64,000
Ground rent	209,000	221,000
Interest	206,000	224,000
Depreciation	183,000	193,000
Total Expenses	1,895,000	2,141,000

Net Income	$55,000	$188,000

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

Net realized and unrealized gain (loss) from investments in marketable securities for the three months ended March 31, 2010 and 2009 is summarized below:
	Three Months Ended March 31,
Description	2010	2009
Net realized gain (loss) from sales of securities	$246,000	$(60,000)
Unrealized net loss in trading securities	(118,000)	(100,000)
Total net gain (loss) from investments in marketable securities	$128,000	$(160,000)

For the three months ended March 31, 2010 net realized gain from sales of marketable securities of approximately $246,000 consisted of approximately $267,000 of gross gains net of $21,000 of gross losses. For the three months ended March 31, 2009 net realized loss from sales of marketable securities of approximately $60,000 consisted of approximately $96,000 of gross losses net of $36,000 of gross gains.

Investment gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net earnings. However, the amount of investment gains or losses on marketable securities for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

5.   OTHER INVESTMENTS
As of March 31, 2010, the Company’s portfolio of other investments had an aggregate carrying value of approximately $3.7 million.  The Company has committed to fund an additional $904,000 as required by agreements with the investees.  The carrying value of these investments is equal to contributions less distributions and loss valuation adjustments.  During the three months ended March 31, 2010 the Company made one new investment in an alternative focus private equity fund for $250,000 and contributed an additional $16,000 toward fulfilling capital commitments on another investment.  Cash distributions received from other investments for the three months ended March 31, 2010 totaled approximately $231,000 and were primarily from one investment in a privately owned partnership owning diversified operating companies, and from which the company recognized a gain of approximately $177,000.

Net income from other investments for the three months ended March 31, 2010 and 2009, is summarized below:
	2010	2009
Partnership owning diversified businesses	$177,000	-
Venture capital fund – technology	3,000	$3,000
Income from investment in 49% owned affiliate (T.G.I.F. Texas, Inc.)	18,000	16,000
Total net income from other investments	$198,000	$19,000

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2010 and December 31, 2009, aggregated by investment category and the length of time that investments have been in a continuous loss position:

	As of March 31, 2010
	Less than 12 Months		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$316,000	$(10,000)	$80,000	$(30,000)	$396,000	$(40,000)
Partnerships owning diversified businesses	554,000	(113,000)	97,000	(15,000)	651,000	(128,000)
Partnerships owning real estate and related investments	271,000	(175,000)	0	0	271,000	(175,000)

Total	$1,141,000	$(298,000)	$177,000	$(45,000)	$1,318,000	$(343,000)

	As of December 31, 2009
	Less than 12 Months		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$17,000	$(9,000)	$80,000	$(30,000)	$97,000	$(39,000)
Partnerships owning diversified businesses	425,000	(105,000)	100,000	(15,000)	525,000	(120,000)
Partnerships owning real estate and related investments	281,000	(164,000)	0	0	281,000	(164,000)

Total	$723,000	$(278,000)	$180,000	$(45,000)	$903,000	$(323,000)

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

In accordance with ASC Topic 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments as of March 31, 2010 the Company does not consider any of its investments to be other-than-temporarily impaired. And there were no OTTI impairment valuation adjustments for the three months ended March 31, 2010 and 2009.

 6. INTEREST RATE SWAP CONTRACT
The Company is exposed to interest rate risk through its borrowing activities.  In order to minimize the effect of changes in interest rates, the Company has entered into an interest rate swap contract under which the Company agrees to pay an amount equal to a specified rate of 7.57% times a notional principal approximating the outstanding loan balance, and to receive in return an amount equal to 2.45% plus the one-month LIBOR Rate times the same notional amount.  The Company designated this interest rate swap contract as a cash flow hedge.  As of March 31, 2010 and December 31, 2009 the fair value of the cash flow hedge was a loss of approximately $1,252,000 and $1,144,000, respectively, which has been recorded as other comprehensive income (loss) and will be reclassified to interest expense over the life of the contract.

The following tables present the required disclosures in accordance with ASC Topic 815-10:

Fair Values of Derivative Instruments:

	Liability Derivative
	March 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap contract	Liabilities	$1,252,000	Liabilities	$1,144,000
Total derivatives designated as hedging instruments under ASC Topic 815		$1,252,000		$1,144,000

The Effect of Derivative Instruments on the Statements of Comprehensive Income
for the Three Months Ended March 31, 2010 and 2009:

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)
	For the three Months ended March 31, 2010	For the three Months ended March 31, 2009
Interest rate swap contracts	$(54,000)	$104,000
Total	$(54,000)	$104,000

7. FAIR VALUE INSTRUMENTS

In accordance with ASC Topic 820, the Company measures cash equivalents, marketable securities, other investments and interest rate swap contract at fair value. Our cash equivalents, marketable securities and interest rate swap contract are classified within Level 1 or Level 2. This is because our cash equivalents, marketable securities and interest rate swap are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Our other investments are classified within Level 3 because they are valued using valuation models which use some inputs that are unobservable and supported by little or no market activity and are significant.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair value measurement at reporting date using
Description	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Time deposits	$103,000	—	$103,000	—
Money market mutual funds	1,997,000	$1,997,000	—	—
Cash equivalents – restricted
Money market mutual funds	2,402,000	2,402,000	—	—
Marketable securities:
Corporate debt securities	950,000	—	950,000	—
Marketable equity securities	2,411,000	2,411,000	—	—

Total assets	$7,863,000	$6,810,000	$1,053,000	$—

Liabilities
Interest rate swap contract	$1,252,000	$—	$1,252,000	$—

Total liabilities	$1,252,000	$—	$1,252,000	$—

 Assets measured at fair value on a nonrecurring basis are summarized below:

Description	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Investment in various technology related partnerships	$515,000	$—	$—	$515,000	$846,000
Investment in various partnerships investing in diversified businesses	495,000	—	—	495,000	130,000
Investment in various partnerships owning real estate	75,000	—	—	75,000	75,000
Total	$1,085,000	$—	$—	$1,085,000	$1,051,000

No other than temporary impairments were recognized for the three months ended March 31, 2010.

The Company’s investments in five technology and communication related partnerships with a pre adjustment aggregate carrying value of approximately $1,361,000 have been written down to fair value of approximately $515,000. Approximately $150,000 out of the total loss of $846,000 was recorded in the fourth quarter of 2009 and $696,000 was recorded in years prior to 2008.

The Company’s investments in two private partnerships which invest in diversified businesses with an aggregate pre adjustment carrying value of approximately $625,000 were written down to fair value of $495,000 in the fourth quarter of 2009 with a resulting loss of $130,000 was reported in 2009 as an other than temporary impairment loss.

The Company’s investment in a private partnerships owning real estate with an aggregate pre adjustment carrying value of $150,000 was written down to fair value of $75,000 in the fourth quarter of 2009. The resulting impairment loss of $75,000 was reported in 2009 as an other than temporary impairment loss.

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

	For the three months ended March 31,
	2010	2009
Net revenues:
Real estate and marina rentals	$896,000	$888,000
Food and beverage sales	1,494,000	1,884,000
Spa revenues	108,000	139,000
Total net revenues	$2,498,000	$2,911,000

Income (loss) before income taxes:
Real estate and marina rentals	$293,000	$113,000
Food and beverage sales	(72,000)	88,000
Other investments and related income	(52,000)	(482,000)
Total net loss before income taxes attributable to the Company	$169,000	$(281,000)

9. INCOME TAXES
We adopted the provisions of ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes” on January 1, 2007.  This topic clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC Topic 740, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Topic 740-10 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2006, 2007, 2008 and 2009, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2010.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the consolidated financial statements as selling, general and administrative expense.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
The Company reported net income of approximately $97,000 ($.09 per share) for the three months ended March 31, 2010.  For the three months ended March 31, 2009 the Company reported a net loss of approximately $246,000 ($.24 per share).

As discussed further below, total revenues for the three months ended March 31, 2010 as compared with the same period in 2009, decreased by approximately $413,000 or 14%.  Total expenses for the three months ended March 31, 2010, as compared with the same period in 2009, decreased by approximately $310,000 or 10%.

REVENUES
Rentals and related revenues for the three months ended March 31, 2010 as compared with the same period in 2009 increased by $16,000 (4%), primarily due to increased rental revenue from the Monty’s retail space.

Restaurant operations:
Summarized statements of income for the Company’s Monty’s restaurant for the three months ended March 31, 2010 and 2009 is presented below:

Summarized statements of income of Monty’s restaurant	Three months ended March 31, 2010	Percentage of sales	Three months ended March 31, 2009	Percentage of sales
Revenues:
Food and beverage sales	$1,494,000	100%	$1,884,000	100%
Expenses:
Cost of food and beverage sold	417,000	27.9%	475,000	25.2%
Labor, entertainment and related costs	364,000	24.3%	408,000	21.7%
Other food and beverage direct costs	61,000	4.1%	78,000	4.1%
Other operating costs	113,000	7.6%	142,000	7.5%
Insurance	71,000	4.8%	78,000	4.1%
Management and accounting fees	35,000	2.3%	35,000	1.9%
Utilities	58,000	3.9%	57,000	3.0%
Rent (as allocated)	137,000	9.2%	178,000	9.5%
Total Expenses	1,256,000	84.1%	1,451,000	77.0%

Income before depreciation	$238,000	15.9%	$433,000	23.0%

For the three months ended March 31, 2010 as compared with the same period in 2009 restaurant sales decreased by approximately $390,000 (or 21%), with food sales decreasing by $202,000 (or 18%) and beverage sales decreasing $188,000 (or 24%). The decline in sales is believed to be as a result of decreased tourism due to the general downturn in the local and national economy.  The first quarter 2010 also saw unusually cold weather for South Florida which contributed to the lower demand for outside restaurant dining.

For the three months ended March 31, 2010 as compared with the same period in 2009 food and beverage cost of sales decreased by $58,000 (or 12%) and food and beverage labor and related costs decreased by $44,000 (or 11%) as a result of decreased sales.  And for the same comparable periods food and beverage other operating expenses decreased by $29,000 (or 20%) primarily as a result of decrease repairs and maintenance expenses.

Marina operations:
Summarized and combined statements of income for marina operations:
(The Company owns 50% of the Monty’s marina and 95% of the Grove Isle marina)
	Combined marina operations	Combined marina operations
Summarized statements of income of marina operations	Three months ended March 31, 2010	Three months ended March 31, 2009
Revenues:
Monty’s dockage fees and related	$304,000	$310,000
Grove Isle marina slip owners dues and dockage fees	128,000	131,000
Total marina revenues	432,000	441,000
Expenses:
Labor and related costs	62,000	60,000
Insurance	48,000	45,000
Management fees	20,000	20,000
Bay bottom lease	59,000	59,000
Repairs and maintenance	37,000	44,000
Other	17,000	23,000
Total Expenses	243,000	251,000

Income before interest and depreciation	$189,000	$190,000

There were no significant changes for the three months ended March 31, 2010 as compared to the same period in 2009.

Spa operations:
Below are summarized statements of income for Grove Isle spa operations for the three months ended March 31, 2010 and 2009.  The Company owns 50% of the Grove Isle Spa with the other 50% owned by an affiliate of Grand Heritage, the tenant of the Grove Isle Resort:

Summarized statements of income of spa operations	Three months ended March 31, 2010	Three months ended March 31, 2009
Revenues:
Services provided	$90,000	$121,000
Membership and other	19,000	18,000
Total spa revenues	109,000	139,000
Expenses:
Cost of sales	12,000	32,000
Salaries, wages and related	36,000	47,000
Other operating expenses	34,000	38,000
Management and administrative fees	6,000	8,000
Other non-operating expenses	7,000	8,000
Total Expenses	95,000	133,000

Income before depreciation	$14,000	$6,000

Spa revenues for the three months ended March 31, 2010 as compared with the same period in 2009 decreased by $30,000 (or 22%) due to continued decline in demand for spa services at Grove Isle.

Net realized and unrealized gain (loss) from investments in marketable securities:
Net realized and unrealized gain (loss) from investments in marketable securities for the three months ended March 31, 2010 and 2009 was approximately $128,000 and ($160,000), respectively.  For further details refer to Note 4 to Condensed Consolidated Financial Statements (unaudited).

Net income from other investments:
Net income from other investments for the three months ended March 31, 2010 and 2009 was approximately $198,000 and $19,000, respectively.  For further details refer to Note 5 to Condensed Consolidated Financial Statements (unaudited).

EXPENSES
Expenses for rental and other properties for the three months ended March 31, 2010 and 2009 were $164,000 and $198,000, respectively.  This decrease of $34,000 (or 17%) was primarily due to decreased repairs and maintenance expenses relating to the Grove Isle property.

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

Interest expense for the three months ended March 31, 2010 and 2009 were $260,000 and $280,000, respectively.  This decrease of $20,000 (or 7%) was primarily due to decreased loan balances.

EFFECT OF INFLATION:
Inflation affects the costs of operating and maintaining the Company's investments.  In addition, rentals under certain leases are based in part on the lessee's sales and tend to increase with inflation, and certain leases provide for periodic adjustments according to changes in predetermined price indices.

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES
The Company's material commitments primarily consist of maturities of debt obligations of approximately $8.0 million in 2010 and contributions committed to other investments of approximately $900,000 due upon demand.  The funds necessary to meet these obligations are expected from the proceeds from the sales of properties or investments, bank construction loan, refinancing of existing bank loans, distributions from investments and available cash.

Included in the maturing debt obligations for 2010 is the bank mortgage note payable on the Grove Isle property which matures in September 2010. The Company is in the process of refinancing this loan and expects to do so prior to maturity.

Also included in the maturing debt obligations for 2010 is a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of approximately $3.6 million due on demand. The obligation due to TGIF will be paid with funds available from distributions from its investment in TGIF and from available cash.

MATERIAL COMPONENTS OF CASH FLOWS
For the three months ended March 31, 2010, net cash provided by operating activities was approximately $405,000. This was primarily from the Company’s rental operations cash flow.

For the three months ended March 31, 2010, net cash provided by investing activities was approximately $1,257,000. This consisted primarily of approximately $1,457,000 in net proceeds from sales of marketable securities, distributions from other investment of $231,000 and collections of notes receivable of $70,000.  These sources of funds were partially offset by purchases of marketable securities of $182,000, contributions to other investments of $265,000 and additions to fixed assets of $55,000.

For the three months ended March 31, 2010, net cash used in financing activities was approximately $240,000 consisting of repayments of mortgage notes payable.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Not applicable

Item 4.Controls and Procedures
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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds: None

Item 3.     Defaults Upon Senior Securities: None.

Item 4.     Removed and Reserved

Item 5.     Other Information: None

Item 6.     Exhibits:

(a)  Certifications pursuant to 18 USC Section 1350-Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMG/COURTLAND PROPERTIES, INC.

Dated: May 13, 2010	/s/ Lawrence Rothstein
President, Treasurer and Secretary
Principal Financial Officer

Dated: May 13, 2010	/s/Carlos Camarotti
Vice President- Finance and Controller
Principal Accounting Officer