Form 10-Q
period 2010-06-30
HMG COURTLAND PROPERTIES INC
filed 2010-08-13
CIK 311817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended                 June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.                          1,021,383 Common shares were outstanding as of August 13, 2010.

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

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS	June 30,	December 31,
	2010	2009
ASSETS	(UNAUDITED)
Investment properties, net of accumulated depreciation:
Commercial properties	$7,472,143	$7,653,850
Hotel, club and spa facility	3,743,880	3,864,491
Marina properties	2,212,507	2,319,387
Land held for development	27,689	27,689
Total investment properties, net	13,456,219	13,865,417

Cash and cash equivalents	2,852,407	1,909,218
Cash and cash equivalents-restricted	3,240,970	2,401,546
Investments in marketable securities	2,672,579	4,508,433
Other investments	3,531,385	3,524,246
Investment in affiliate	2,917,953	2,881,394
Loans, notes and other receivables	863,013	722,210
Notes and advances due from related parties	582,363	590,073
Deferred taxes	476,000	458,000
Goodwill	7,728,627	7,728,627
Other assets	633,668	787,662
TOTAL ASSETS	$38,955,184	$39,376,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages and notes payable	$18,043,779	$18,470,448
Accounts payable and accrued expenses	1,184,714	1,056,827
Interest rate swap contract payable	1,686,000	1,144,000
Total Liabilities	20,914,493	20,671,275

Common stock, $1 par value; 1,200,000 shares authorized;1,023,955 shares issued	1,023,955	1,023,955
Excess common stock, $1 par value; 100,000 shares authorized; no shares issued	-	-
Additional paid-in capital	24,313,341	24,313,341
Less: Treasury stock, 2,572 shares at cost	(8,881)	(8,881)
Undistributed gains from sales of properties, net of losses	41,572,120	41,572,120
Undistributed losses from operations	(52,299,738)	(52,109,035)
Accumulated other comprehensive loss	(843,000)	(572,000)
Total stockholders’ equity	13,757,797	14,219,500
Non-controlling interests	4,282,894	4,486,051
Total Equity	18,040,691	18,705,551
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$38,955,184	$39,376,826

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
	Three months ended June 30,		Six months ended June 30,
REVENUES	2010	2009	2010	2009
Real estate rentals and related revenue	$457,238	$444,335	$920,860	$891,744
Food & beverage sales	1,649,699	1,739,911	3,143,611	3,623,927
Marina revenues	438,698	409,626	870,797	850,194
Spa revenues	106,976	101,246	215,591	240,183
Total revenues	2,652,611	2,695,118	5,150,859	5,606,048
EXPENSES
Operating expenses:
Rental and other properties	153,983	186,481	318,246	384,161
Food and beverage cost of sales	436,555	432,170	853,537	907,193
Food and beverage labor and related costs	357,504	382,058	721,161	790,538
Food and beverage other operating costs	536,609	585,772	1,011,418	1,153,190
Marina expenses	244,772	241,890	488,215	492,983
Spa expenses	96,892	143,908	192,027	277,317
Depreciation and amortization	228,819	341,452	510,429	682,184
Adviser's base fee	255,000	255,000	510,000	510,000
General and administrative	121,573	53,349	217,126	132,040
Professional fees and expenses	113,891	69,132	188,673	119,384
Directors' fees and expenses	23,762	23,353	52,975	49,255
Total operating expenses	2,569,360	2,714,565	5,063,807	5,498,245

Interest expense	271,782	281,640	531,704	561,957
Total expenses	2,841,142	2,996,205	5,595,511	6,060,202

Loss before other income (loss) and income taxes	(188,531)	(301,087)	(444,652)	(454,154)

OTHER INCOME (LOSS)
Net realized and unrealized (losses) gains from investments in marketable securities	(156,303)	579,730	(28,823)	419,300
Net income from other investments	19,910	29,430	218,186	48,142
Other than temporary impairment losses from other investments	(50,000)	-	(50,000)	-
Interest, dividend and other income	59,900	94,917	177,981	180,539
Total other (loss) income	(126,493)	704,077	317,344	647,981

(Loss) income before income taxes	(315,024)	402,990	(127,308)	193,827

(Benefit from) provision for income taxes	(90,000)	153,000	(18,000)	118,000
Net (Loss) Income	(225,024)	249,990	(109,308)	75,827

Less: Net income attributable to non-controlling interests	(62,403)	(9,564)	(81,395)	(81,804)
Net (loss) income attributable to the Company	$(287,427)	$240,426	$(190,703)	$(5,977)

OTHER COMPREHENSIVE (LOSS) INCOME:
Unrealized (loss) gain on interest rate swap agreement	$(217,000)	$332,500	$(271,000)	$436,500
Total other comprehensive (loss) income	$(217,000)	$332,500	$(271,000)	$436,500
Comprehensive (loss) income	$(504,427)	$572,926	$(461,703)	$430,523

Net Loss Per Common Share:
Basic and diluted	$(0.28)	$0.24	$(0.19)	$(0.01)
Weighted average common shares outstanding-basic and diluted	1,021,383	1,021,408	1,021,383	1,021,408
See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to the Company	$(190,703)	$(5,977)
Adjustments to reconcile net loss attributable to the Company to net cash provided by operating activities:
Depreciation and amortization	510,429	682,184
Net income from other investments, excluding impairment losses	(218,186)	(48,142)
Other than temporary impairment loss from other investments	50,000	-
Net (gain) loss from investments in marketable securities	28,823	(419,300)
Net income attributable to non-controlling interests	81,395	81,804
Deferred income tax provision (benefit)	(18,000)	118,000
Changes in assets and liabilities:
Other assets and other receivables	(161,878)	45,312
Accounts payable and accrued expenses	127,887	(131,183)
Total adjustments	400,470	328,675
Net cash provided by operating activities	209,767	322,698

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and improvements of properties	(90,137)	(89,313)
Decrease in notes and advances from related parties	7,710	5,321
Additions in mortgage loans and notes receivables	-	(150,000)
Collections of mortgage loans and notes receivables	163,975	6,000
Distributions from other investments	233,064	314,727
Contributions to other investments	(108,577)	(115,812)
Net proceeds from sales and redemptions of securities	2,632,920	936,399
Increase in investments in marketable securities	(825,889)	(1,311,537)
Net cash provided by (used in) investing activities	2,013,066	(404,215)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgages and notes payables	(426,669)	(362,318)
Deposits to restricted cash	(839,424)	(2,581)
Distributions to non-controlling partners	(13,551)	-
Purchase of treasury stock	-	(4,080)
Net cash used in financing activities	(1,279,644)	(368,979)

Net increase (decrease) in cash and cash equivalents	943,189	(450,496)

Cash and cash equivalents at beginning of the period	1,909,218	3,369,577

Cash and cash equivalents at end of the period	$2,852,407	$2,919,081

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$532,000	$562,000
Cash paid during the period for income taxes	-	-
See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2009.  The balance sheet as of December 31, 2009 was derived from audited financial statements as of that date. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements include the accounts of HMG/Courtland Properties, Inc. (the "Company") and entities in which the Company owns a majority voting interest or controlling financial interest. All material transactions and balances with consolidated and unconsolidated entities have been eliminated in consolidation or as required under the equity method.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures,” which amends the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted these amendments in the first quarter of 2010 and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.

In June 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which changes various aspects of accounting for and disclosures of interests in variable interest entities. ASU 2009-17 is effective for interim and annual periods beginning after November 15, 2009. The Company adopted these amendments in the first quarter of 2010 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued authoritative guidance on accounting for transfers of financial assets.  This guidance was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets.  This guidance is effective for fiscal years and interim periods beginning after November 15, 2009.  The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

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

Recently Issued Accounting Standards Not Yet Adopted

In July 2010, the FASB issued new accounting guidance that will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on December 31, 2010 with certain other additional disclosures that will be effective on March 31, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.

In April 2010, the FASB issued ASU 2010-13, “Compensation — Stock Compensation (Topic 718) — Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.”  ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will be effective on July 1, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements (A Consensus of the FASB Emerging Issues Task Force)”. ASU 2009-14 requires tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The Company does not expect that this standard update will have a significant impact on its consolidated financial statements.

In September 2009, the FASB issued certain amendments as codified in ASC Topic 605-25, “Revenue Recognition; Multiple-Element Arrangements.”  These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated.  An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.  The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements.  These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The Company will adopt the provisions of these amendments in its fiscal year 2011 and is currently evaluating the impact of these amendments to its consolidated financial statements.

3.   RESULTS OF OPERATIONS FOR MONTY’S RESTAURANT, MARINA AND OFFICE/RETAIL PROPERTY, COCONUT GROVE, FLORIDA
The Company, through two 50%-owned entities, Bayshore Landing, LLC (“Landing”) and Bayshore Rawbar, LLC (“Rawbar”), (collectively, “Bayshore”) owns a restaurant, office/retail and marina property located in Coconut Grove (Miami), Florida known as Monty’s (the “Monty’s Property”).

Summarized combined statement of income for Landing and Rawbar for the three and six months ended June 30, 2010 and 2009 is presented below (Note: the Company’s ownership percentage in these operations is 50%):

Summarized Combined statements of income Bayshore Landing, LLC and Bayshore Rawbar, LLC	For the three months ended June 30, 2010	For the three months ended June 30, 2009	For the six months ended June 30, 2010	For the six months ended June 30, 2009

Revenues:
Food and Beverage Sales	$1,650,000	$1,740,000	$3,144,000	$3,624,000
Marina dockage and related	315,000	285,000	619,000	595,000
Retail/mall rental and related	144,000	135,000	296,000	270,000
Total Revenues	2,109,000	2,160,000	4,059,000	4,489,000

Expenses:
Cost of food and beverage sold	437,000	432,000	854,000	907,000
Labor and related costs	308,000	330,000	626,000	685,000
Entertainers	49,000	52,000	95,000	105,000
Other food and beverage related costs	158,000	185,000	295,000	339,000
Other operating costs	61,000	66,000	131,000	133,000
Repairs and maintenance	68,000	99,000	121,000	221,000
Insurance	143,000	150,000	285,000	300,000
Management fees	65,000	60,000	126,000	123,000
Utilities	72,000	73,000	125,000	137,000
Ground rent	210,000	221,000	419,000	442,000
Interest	218,000	223,000	424,000	447,000
Depreciation	177,000	194,000	360,000	387,000
Total Expenses	1,966,000	2,085,000	3,861,000	4,226,000

Net Income before non-controlling interest	$143,000	$75,000	$198,000	$263,000

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

Net realized and unrealized gain (loss) from investments in marketable securities for the three and six months ended June 30, 2010 and 2009 is summarized below:
	Three months ended June 30,		Six months ended June 30,
Description	2010	2009	2010	2009
Net realized (loss) gain from sales of securities	$7,000	$57,000	$253,000	$(3,000)
Unrealized net gain (loss) in trading securities	(164,000)	523,000	(282,000)	422,000
Total net (loss) gain from investments in marketable securities	$(157,000)	$580,000	$(29,000)	$419,000

For the three and six months ended June 30, 2010 net unrealized loss from in trading securities was $164,000 and $282,000, respectively. This is compared to net unrealized gains of $523,000 and $422,000 for the three and six months ended June 30, 2009, respectively.

For the three and six months ended June 30, 2010 net realized gain from sales of marketable securities of approximately $7,000, and consisted of approximately $170,000 of gross gains net of $163,000 of gross losses. For the six months ended June 30, 2010 net realized gain from sales of marketable securities of approximately $253,000, and consisted of approximately $437,000 of gross gains net of $184,000 of gross losses.

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

5.   OTHER INVESTMENTS
As of June 30, 2010, the Company’s portfolio of other investments had an aggregate carrying value of approximately $3.5 million.  The Company has committed to fund an additional $811,000 as required by agreements with the investees.  The carrying value of these investments is equal to contributions less distributions and loss valuation adjustments.  During the second quarter ended June 30, 2010 the Company reclassified its first quarter investment in an alternative focus private equity fund for $250,000 to marketable securities and contributed an additional $93,000 toward fulfilling capital commitments on other investments bringing the total invested in for the six months ended June 30, 2010 to $109,000.  Cash distributions received from other investments for the three and six months ended June 30, 2010 totaled approximately $2,000 and $233,000, respectively and were primarily from one investment in a privately owned partnership owning diversified operating companies, and from which the company recognized a gain of approximately $177,000.

Net (loss) income from other investments for the three and six months ended June 30, 2010 and 2009, is summarized below:
	Three months ended June 30,		Six months ended June 30,
Description	2010	2009	2010	2009
Real estate fund	$(50,000)	$--	$(50,000)	$--
Partnership owning diversified businesses & distressed debt	-	12,000	180,000	16,000
Technology and related	2,000	-	2,000	-
Income from investment in 49% owned affiliate (T.G.I.F. Texas, Inc.)	18,000	17,000	36,000	32,000
Total net (loss) income from other investments	$(30,000)	$29,000	$168,000	$48,000

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2010 and December 31, 2009, aggregated by investment category and the length of time that investments have been in a continuous loss position:

As of June 30, 2010
	Less than 12 Months		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$299,000	$(2,000)	$81,000	$(55,000)	$380,000	$(57,000)
Partnerships owning diversified businesses	112,000	(23,000)	580,000	(105,000)	692,000	(128,000)
Partnerships owning real estate and related investments	-	-	317,000	(129,000)	317,000	(129,000)

Total	$411,000	$(25,000)	$978,000	$(289,000)	$1,389,000	$(314,000)

As of December 31, 2009

	Less than 12 Months		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$17,000	$(9,000)	$80,000	$(30,000)	$97,000	$(39,000)
Partnerships owning diversified businesses	425,000	(105,000)	100,000	(15,000)	525,000	(120,000)
Partnerships owning real estate and related investments	281,000	(164,000)	-	-	281,000	(164,000)

Total	$723,000	$(278,000	$180,000	$(45,000)	$903,000	$(323,000)

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

In accordance with ASC Topic 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments (“OTTI”) as of June 30, 2010 OTTI impairment valuation adjustments totaled $50,000 from an investment in a real estate fund. There were no OTTI impairment valuation adjustments for the three and six months ended June 30, 2009.

 6. INTEREST RATE SWAP CONTRACT
The Company is exposed to interest rate risk through its borrowing activities.  In order to minimize the effect of changes in interest rates, the Company has entered into an interest rate swap contract under which the Company agrees to pay an amount equal to a specified rate of 7.57% times a notional principal approximating the outstanding loan balance, and to receive in return an amount equal to 2.45% plus the one-month LIBOR Rate times the same notional amount.  The Company designated this interest rate swap contract as a cash flow hedge.  As of June 30, 2010 and December 31, 2009 the fair value of the cash flow hedge was a loss of approximately $1,686,000 and $1,144,000, respectively, which has been recorded as other comprehensive income (loss) and will be reclassified to interest expense over the life of the contract.

The following tables present the required disclosures in accordance with ASC Topic 815-10:

Fair Values of Derivative Instruments:

	Liability Derivative
	June 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap contract	Liabilities	$1,686,000	Liabilities	$1,144,000
Total derivatives designated as hedging instruments under ASC Topic 815		$1,686,000		$1,144,000

The Effect of Derivative Instruments on the Statements of Comprehensive Income
for the Three and Six Months Ended June 30, 2010 and 2009:
			Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)
	For the three Months ended June 30, 2010	For the three Months ended June 30, 2009	For the six Months ended June 30, 2010	For the six Months ended June 30, 2009
Interest rate swap contracts	$(217,000)	$332,500	$(271,000)	$436,500
Total	$(217,000)	$332,500	(271,000)	$436,500

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair value measurement at reporting date using
Description	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Time deposits	$53,000	—	$53,000	—
Money market mutual funds	1,350,000	$1,350,000	—	—
Cash equivalents – restricted
Money market mutual funds	3,241,000	3,241,000	—	—
Marketable securities:
Corporate debt securities	977,000	—	977,000	—
Marketable equity securities	1,696,000	1,696,000	—	—

Total assets	$7,317,000	$6,287,000	$1,030,000	$—

Liabilities
Interest rate swap contract	$1,686,000	$—	$1,686,000	$—

Total liabilities	$1,686,000	$—	$1,686,000	$—

 Assets measured at fair value on a nonrecurring basis are summarized below:

Description	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Investment in various technology related partnerships	$515,000	$—	$—	$515,000	$860,000
Investment in various partnerships investing in diversified businesses	498,000	—	—	498,000	130,000
Investment in various partnerships owning real estate	170,000	—	—	170,000	125,000

Total	$1,183,000	$—	$—	$1,183,000	$1,115,000

For the three and six months ended June 30, 2010 $50,000 of OTTI adjustments were recognized. No OTTI adjustments were recognized for the three and six months ended June 30, 2009.

The Company’s investments in five technology and communication related partnerships with a pre adjustment aggregate carrying value of approximately $1,375,000 have been written down to fair value of approximately $515,000. Approximately $150,000 out of the total loss of $860,000 was recorded in the fourth quarter of 2009 and $710,000 was recorded in years prior to 2008.

The Company’s investments in two private partnerships which invest in diversified businesses with an aggregate pre adjustment carrying value of approximately $628,000 were written down to fair value of $498,000 in the fourth quarter of 2009 with a resulting loss of $130,000 was reported in 2009 as an other than temporary impairment loss.

The Company’s investment in two private partnerships owning real estate with an aggregate pre adjustment carrying value of $295,000 have been written down to fair value of $170,000, of which $50,000 of the total loss was recognized in the second quarter of 2010 and $75,000 in the fourth quarter of 2009.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net Revenues:
Real estate and marina rentals	$896,000	$854,000	$1,792,000	$1,741,000
Food and beverage sales	1,650,000	1,739,000	3,144,000	3,624,000
Spa revenues	107,000	201,000	216,000	424,000
Total Net Revenues	$2,653,000	$2,695,000	$5,152,000	$5,606,000

Income (loss) before income taxes:
Real estate and marina rentals	$298,000	$108,000	$441,000	$221,000
Food and beverage sales	40,000	41,000	43,000	128,000
Other investments and related income	(715,000)	244,000	(693,000)	(237,000)
Total net (loss) income before income taxes attributable to the Company	$(377,000)	$393,000	$(209,000)	$112,000

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2006, 2007, 2008 and 2009, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2010.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
For the three and six months ended June 30, 2010 the Company reported a net loss of approximately $287,000 ($.28 per share) and $191,000 ($.19 per share), respectively.  For the three and six months ended June 30, 2009 the Company reported net income of approximately $240,000 ($.24 per share) and a net loss of $6,000 ($.01 per share), respectively.

As discussed further below, total revenues for the three and six months ended June 30, 2010 as compared with the same periods in 2009, decreased by approximately $42,000 or 1% and $455,000 or 8%, respectively.  Total expenses for the three and six months ended June 30, 2010, as compared with the same periods in 2009, decreased by approximately $155,000 or 5% and $465,000 or 8%, respectively.

REVENUES
Rentals and related revenues for the three and six months ended June 30, 2010 as compared with the same periods in 2009 increased by $13,000 (3%) and $29,000 (3%), primarily due to increased rental revenue from the Monty’s retail space.

Restaurant operations:
Summarized statements of income for the Company’s Monty’s restaurant for the three and six months ended June 30, 2010 and 2009 is presented below:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009
Revenues:
Food and Beverage Sales	$1,650,000	$1,740,000	$3,144,000	$3,624,000

Expenses:
Cost of food and beverage sold	437,000	432,000	854,000	907,000
Labor and related costs	308,000	330,000	626,000	685,000
Entertainers	49,000	52,000	95,000	105,000
Other food and beverage direct costs	68,000	77,000	129,000	155,000
Other operating costs	90,000	108,000	166,000	184,000
Repairs and maintenance	49,000	59,000	86,000	125,000
Insurance	68,000	75,000	139,000	153,000
Management and accounting fees	22,000	22,000	57,000	57,000
Utilities	65,000	60,000	123,000	117,000
Rent (as allocated)	175,000	185,000	312,000	363,000
Total Expenses	1,331,000	1,400,000	2,587,000	2,851,000

Income before depreciation and non-controlling interest	$319,000	$340,000	$557,000	$773,000

All amounts as a percentage of sales	For the three months		For the six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009
Revenues:
Food and Beverage Sales	100%	100%	100%	100%

Expenses:
Cost of food and beverage sold	26%	25%	27%	25%
Labor and related costs	19%	19%	20%	19%
Entertainers	3%	3%	3%	3%
Other food and beverage direct costs	4%	4%	4%	4%
Other operating costs	6%	6%	5%	5%
Repairs and maintenance	3%	3%	3%	4%
Insurance	4%	4%	4%	4%
Management fees	1%	1%	2%	2%
Utilities	4%	4%	4%	3%
Rent (as allocated)	11%	11%	10%	10%
Total Expenses	81%	80%	82%	79%
Income before depreciation and non-controlling interest	19%	20%	18%	21%

For the three and six months ended June 30, 2010 as compared with the same periods in 2009 restaurant sales decreased by approximately $90,000 (5%) and $480,000 (13%), respectively.  For the three month comparable periods food sales decreased by $35,000 (4%) and beverage sales decreased $55,000 (7%). The decline in sales is believed to be as a result of decreased tourism due to the general downturn in the local and national economy.

For the three and six months ended June 30, 2010 as compared with the same periods in 2009 food and beverage cost of sales as a percentage of sales increased by 1% and 2%, respectively primarily as a result of higher food costs.

Marina operations:
Summarized and combined statements of income for marina operations:
(The Company owns 50% of the Monty’s marina and 95% of the Grove Isle marina)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009
Marina Revenues:
Monty's dockage fees and related income	$315,000	$285,000	$619,000	$595,000
Grove Isle marina slip owners dues and dockage fees	124,000	125,000	252,000	255,000
Total marina revenues	439,000	410,000	871,000	850,000

Marina Expenses:
Labor and related costs	68,000	67,000	131,000	128,000
Insurance	50,000	47,000	99,000	92,000
Management fees	19,000	19,000	39,000	38,000
Utilities, net of tenant reimbursement	(2,000)	5,000	(13,000)	5,000
Rent and bay bottom lease expense	61,000	55,000	119,000	115,000
Repairs and maintenance	19,000	20,000	56,000	64,000
Other	30,000	29,000	57,000	51,000
Total marina expenses	245,000	242,000	488,000	493,000

Income before depreciation and non-controlling interest	$194,000	$168,000	$383,000	$357,000

There were no significant changes in marina operations for the three and six months ended June 30, 2010 as compared to the same periods in 2009.

Spa operations:
Below are summarized statements of income for Grove Isle spa operations for the three and six months ended June 30, 2010 and 2009.  The Company owns 50% of the Grove Isle Spa with the other 50% owned by an affiliate of Grand Heritage, the tenant of the Grove Isle Resort:

Summarized statements of income of spa operations	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Revenues:
Services provided	$88,000	$81,000	$178,000	$202,000
Membership and other	19,000	20,000	38,000	38,000
Total spa revenues	107,000	101,000	216,000	240,000
Expenses:
Cost of sales (commissions and other)	17,000	34,000	29,000	66,000
Salaries, wages and related	31,000	46,000	68,000	94,000
Other operating expenses	37,000	50,000	71,000	88,000
Management and administrative fees	5,000	7,000	11,000	15,000
Other non-operating expenses	6,000	7,000	14,000	14,000
Total Expenses	97,000	144,000	193,000	277,000

Income (loss) before interest, depreciation and non-controlling interest	$10,000	$(43,000)	$23,000	$(37,000)

Spa revenues improved slightly for the three months ended June 30, 2010 as compared with the same period in 2009 increasing by $6,000 (6%).  However, for the six months ended June 30, 2010 spa revenues are down from 2009 by $24,000 (10%).  Spa expenses for the three and six months ended June 30, 2010 compared with the same periods in 2009 decreased by $47,000 (33%) and $84,000 (31%) primarily due to lower cost of sales and salaries and wages.

Net realized and unrealized (loss) gain from investments in marketable securities:
Net realized and unrealized loss from investments in marketable securities for the three and six months ended June 30, 2010 was approximately $156,000 and $29,000, respectively. This is as compared to gains of approximately $580,000 and $419,000 for the three and six months ended June 30, 2009. For further details refer to Note 4 to Condensed Consolidated Financial Statements (unaudited).

Net income from other investments:
Net income from other investments for the three and six months ended June 30, 2010 and 2009 was approximately $20,000 and $218,000, respectively.  This is as compared to gains of approximately $29,000 and $48,000 for the three and six months ended June 30, 2009.  Additionally, for the three and six months ended June 30, 2010 other than temporary impairment valuation loss of $50,000 was recognized.  For further details refer to Note 5 to Condensed Consolidated Financial Statements (unaudited).

Interest, dividend and other income:
Interest, dividend and other income for the three and six months ended June 30, 2010 and 2009 was approximately $60,000 and $178,000, respectively.  This is as compared to income of approximately $95,000 and $180,000 for the three and six months ended June 30, 2009.  The decrease of $35,000 (37%) in the three month comparable periods was primarily a result of reduced interest and dividends due to decreased investments in marketable securities.

EXPENSES
Expenses for rental and other properties for the three and six months ended June 30, 2010 and 2009 were $154,000 and $319,000, respectively.  This is as compared to the same expenses of approximately $186,000 and $384,000 for the three and six months ended June 30, 2009. These decreases of $32,000 (17%) and $65,000 (17%) respectively were primarily due to decreased repairs and maintenance expenses.

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

Depreciation and amortization expense for the three and six months ended June 30, 2010 compared to the same periods in 2009 decreased by $113,000 (33%) and $172,000 (25%), respectively. This was due to increased fully depreciated fixed assets as of the end of the quarter, primarily related to Grove Isle.

General and administrative expense for the three and six months ended June 30, 2010 compared to the same periods in 2009 increased by $68,000 (128%) and $85,000 (64%), respectively. This was due to increased corporate administrative expenses.

Professional fees and expenses for the three and six months ended June 30, 2010 compared to the same periods in 2009 increase by $45,000 (65%) and $69,000 (58%), respectively. This was primarily due to increased legal costs relating to ongoing Grove Isle litigation.

EFFECT OF INFLATION:
Inflation affects the costs of operating and maintaining the Company's investments.  In addition, rentals under certain leases are based in part on the lessee's sales and tend to increase with inflation, and certain leases provide for periodic adjustments according to changes in predetermined price indices.

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES
The Company's material commitments primarily consist of maturities of debt obligations of approximately $8.0 million in 2010 and contributions committed to other investments of approximately $811,000 due upon demand.  The funds necessary to meet these obligations are expected from the proceeds from the sales of properties or investments, bank construction loan, refinancing of existing bank loans, distributions from investments and available cash.

Included in the maturing debt obligations for 2010 is the bank mortgage note payable on the Grove Isle property which matures in September 2010. The Company is in the process of refinancing this loan and expects to do so or pay off the loan prior to maturity.

Also included in the maturing debt obligations for 2010 is a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of approximately $3.5 million due on demand. The obligation due to TGIF will be paid with funds available from distributions from its investment in TGIF and from available cash.

MATERIAL COMPONENTS OF CASH FLOWS
For the six months ended June 30, 2010, net cash provided by operating activities was approximately $210,000. This was primarily from the Company’s rental operations cash flow.

For the six months ended June 30, 2010, net cash provided by investing activities was approximately $2,013,000. This consisted primarily of approximately $2,633,000 in net proceeds from sales of marketable securities, distributions from other investment of $233,000 and collections of notes receivable of $164,000.  These sources of funds were partially offset by purchases of marketable securities of $826,000, contributions to other investments of $108,000 and additions to fixed assets of $90,000.

For the six months ended June 30, 2010, net cash used in financing activities was approximately $1,279,000 which primarily consisted of repayments of mortgage notes payable of $427,000 and $850,000 cash held in escrow for a loan transaction which was not consummated. The Company was returned the funds in July 2010.

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
Item 1.Legal Proceedings
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

Item 4.Removed and Reserved

Item 5. Other Information: None

Item 6.     Exhibits:

(a)  Certifications pursuant to 18 USC Section 1350-Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMG/COURTLAND PROPERTIES, INC.

Dated: August 13, 2010	/s/ Lawrence Rothstein
President, Treasurer and Secretary
Principal Financial Officer

Dated: August 13, 2010	/s/Carlos Camarotti
Vice President- Finance and Controller
Principal Accounting Officer