Form 10-Q
period 2010-09-30
HMG COURTLAND PROPERTIES INC
filed 2010-11-12
CIK 311817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended                 September 30, 2010

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

Large accelerated filer   ☐      Accelerated filer   ☐       Non-accelerated filer   ☐            Smaller reporting company  ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act).   Yes [ ]     No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  1,010,426 Common shares were outstanding as of November 12, 2010.

HMG/COURTLAND PROPERTIES, INC.

Index
		PAGE
		NUMBER
PART I.	Financial Information

	Item 1.Financial Statements

	Condensed Consolidated Balance Sheets as of
	September 30, 2010 (Unaudited) and December 31, 2009	1

	Condensed Consolidated Statements of Comprehensive Income for the
	Three and Nine Months Ended September 30, 2010 and 2009 (Unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the
	Three and Nine Months Ended September 30, 2010 and 2009 (Unaudited)	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12

	Item 3. Quantitative and Qualitative Disclosures About Market Risks	16
	Item 4. Controls and Procedures	16

PART II.	Other Information
	Item 1. Legal Proceedings	16
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
	Item 3. Defaults Upon Senior Securities	17
	Item 4. Removed and Reserved.	17
	Item 5. Other Information	17
	Item 6. Exhibits	17
	Signatures	18

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

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS	September 30,	December 31,
	2010	2009
ASSETS	(UNAUDITED)
Investment properties, net of accumulated depreciation:
Commercial properties	$7,377,950	$7,653,850
Hotel, club and spa facility	3,719,744	3,864,491
Marina properties	2,171,178	2,319,387
Land held for development	27,689	27,689
Total investment properties, net	13,296,561	13,865,417

Cash and cash equivalents	3,329,985	1,909,218
Cash and cash equivalents-restricted	2,380,508	2,401,546
Investments in marketable securities	2,754,230	4,508,433
Other investments	3,679,919	3,524,246
Investment in affiliate	2,928,551	2,881,394
Loans, notes and other receivables	986,133	722,210
Notes and advances due from related parties	578,569	590,073
Deferred taxes	454,000	458,000
Goodwill	7,728,627	7,728,627
Other assets	663,512	787,662
TOTAL ASSETS	$38,780,595	$39,376,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages and notes payable	$17,846,477	$18,470,448
Accounts payable and accrued expenses	1,295,020	1,056,827
Interest rate swap contract payable	1,953,000	1,144,000
Total Liabilities	21,094,497	20,671,275

Common stock, $1 par value; 1,200,000 shares authorized;1,023,955 shares issued	1,023,955	1,023,955
Excess common stock, $1 par value; 100,000 shares authorized; no shares issued	-	-
Additional paid-in capital	24,313,341	24,313,341
Less: Treasury stock at cost (2,872 and 2,572 shares as of September 30, 2010 and
December 31, 2009, respectively	(9,784)	(8,881)
Undistributed gains from sales of properties, net of losses	41,572,120	41,572,120
Undistributed losses from operations	(52,372,045)	(52,109,035)
Accumulated other comprehensive loss	(976,500)	(572,000)
Total stockholders’ equity	13,551,087	14,219,500
Non-controlling interests	4,135,011	4,486,051
Total Equity	17,686,098	18,705,551
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$38,780,595	$39,376,826

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
REVENUES	2010	2009	2010	2009
Real estate rentals and related revenue	$470,436	$449,477	$1,391,296	$1,341,221
Food & beverage sales	1,124,481	1,238,438	4,268,092	4,862,365
Marina revenues	444,489	403,794	1,315,286	1,253,988
Spa revenues	173,239	153,934	388,830	394,117
Total revenues	2,212,645	2,245,643	7,363,504	7,851,691

EXPENSES
Operating expenses:
Rental and other properties	221,329	275,061	539,575	659,222
Food and beverage cost of sales	305,814	329,156	1,159,351	1,236,349
Food and beverage labor and related costs	339,295	351,184	1,060,456	1,141,722
Food and beverage other operating costs	487,055	477,759	1,498,473	1,630,949
Marina expenses	218,854	245,257	707,069	738,240
Spa expenses	152,090	148,514	344,117	425,831
Depreciation and amortization	209,037	338,671	719,466	1,020,855
Adviser's base fee	255,000	255,000	765,000	765,000
General and administrative	95,809	79,336	312,935	211,376
Professional fees and expenses	107,035	95,912	295,708	212,296
Directors' fees and expenses	31,459	34,782	84,434	84,037
Total operating expenses	2,422,777	2,630,632	7,486,584	8,128,877

Interest expense	262,293	278,407	793,997	840,364
Total expenses	2,685,070	2,909,039	8,280,581	8,969,241

Loss before other income (loss) and income taxes	(472,425)	(663,396)	(917,077)	(1,117,550)

OTHER INCOME (LOSS)
Net realized and unrealized gains (losses) from investments in marketable securities	208,171	539,792	179,348	959,092
Net income from other investments	24,184	31,362	242,370	79,504
Other than temporary impairment losses from other investments	-	(280,000)	(50,000)	(280,000)
Interest, dividend and other income	100,378	147,024	278,359	327,563
Total other income	332,733	438,178	650,077	1,086,159

Loss before income taxes	(139,692)	(225,218)	(267,000)	(31,391)

Provision for (benefit from) income taxes	22,000	(77,000)	4,000	41,000
Net Loss	(161,692)	(148,218)	(271,000)	(72,391)

Less: Net loss attributable to non-controlling interests	89,385	144,342	7,990	62,538
Net loss attributable to the Company	$(72,307)	$(3,876)	$(263,010)	$(9,853)

OTHER COMPREHENSIVE (LOSS) INCOME:
Unrealized (loss) gain on interest rate swap agreement	$(133,500)	$(85,000)	$(404,500)	$351,500
Total other comprehensive (loss) income	$(133,500)	$(85,000)	$(404,500)	$351,500
Comprehensive (loss) income	$(205,807)	$(88,876)	$(667,510)	$341,647

Net Loss Per Common Share:
Basic and diluted	$(0.07)	$(0.00)	$(0.26)	$(0.01)
Weighted average common shares outstanding-basic and diluted	1,021,376	1,021,408	1,021,381	1,021,408

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to the Company	$(263,010)	$(9,853)
Adjustments to reconcile net loss attributable to the Company to net cash (used in) provided by operating activities:
Depreciation and amortization	719,466	1,020,855
Net income from other investments, excluding impairment losses	(242,370)	(79,504)
Other than temporary impairment loss from other investments	50,000	280,000
Net gain from investments in marketable securities	(179,348)	(959,092)
Net loss attributable to non-controlling interests	(7,990)	(62,538)
Deferred income tax provision	4,000	41,000
Changes in assets and liabilities:
Other assets and other receivables	(320,393)	(115,454)
Accounts payable and accrued expenses	238,195	(1,999)
Total adjustments	261,560	123,268
Net cash (used in) provided by operating activities	(1,450)	113,415

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and improvements of properties	(133,967)	(143,756)
Decrease in notes and advances from related parties	11,504	9,114
Additions in mortgage loans and notes receivables	-	(150,000)
Collections of mortgage loans and notes receivables	163,975	9,000
Distributions from other investments	262,949	330,085
Contributions to other investments	(273,409)	(430,686)
Net proceeds from sales and redemptions of securities	2,988,237	1,487,868
Increase in investments in marketable securities	(1,054,686)	(1,773,496)
Net cash provided by (used in) investing activities	1,964,603	(661,871)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgages and notes payables	(623,971)	(539,116)
Decrease (increase) in restricted cash	21,038	(8,002)
Distributions to non-controlling partners	61,449	16,940
Purchase of treasury stock	(903)	(4,080)
Net cash used in financing activities	(542,387)	(534,258)

Net increase (decrease) in cash and cash equivalents	1,420,766	(1,082,714)

Cash and cash equivalents at beginning of the period	1,909,218	3,369,577

Cash and cash equivalents at end of the period	$3,329,985	$2,286,863

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$794,000	$840,000
Cash paid during the period for income taxes	-	-
See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2009.  The balance sheet as of December 31, 2009 was derived from audited financial statements as of that date. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements include the accounts of HMG/Courtland Properties, Inc. (the "Company") and entities in which the Company owns a majority voting interest or controlling financial interest. All material transactions and balances with consolidated and unconsolidated entities have been eliminated in consolidation or as required under the equity method.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In May 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-19, “Multiple Foreign Currency Exchange Rates (Topic 830)”. The amendments in this Update are effective for reported balances in an entity’s financial statements that differ from their underlying U.S. dollar denominated values occurring in the first interim or annual period ending on or after March 15, 2010. The amendments are to be applied retrospectively. The Company adopted these amendments in 2010 and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-18, “Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset.”  The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. The Company adopted these amendments in the third quarter of 2010 and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition—Milestone Method”, which  provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research and development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010 with prospective application.  Early adoption is permitted with specific provisions.  The Company adopted these amendments in the third quarter of 2010 and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.”  ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The Company adopted these amendments in the third quarter of 2010 and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements (A Consensus of the FASB Emerging Issues Task Force)”. ASU 2009-14 requires tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

In September 2009, the FASB issued ASU 2009-13 (Topic 605-25), “Revenue Recognition; Multiple-Element Arrangements.”  These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated.  An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.  The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements.  These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The Company adopted these amendments in the third quarter of 2010 and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on December 31, 2010 with certain other additional disclosures that will be effective on March 31, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.

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

3. GROVE ISLE LEASE, COCONUT GROVE, FLORIDA
As previously reported, in July, 2010, the Company was notified by the lessee of the Company’s Grove Isle hotel and club (“Grove Isle”) that the lessee intended to stop paying monthly rent or defer the payment of rent on Grove Isle.  As of September 30, 2010, the lessee had amounts due to the Company of approximately $325,000 representing three months outstanding rent and other related charges.  Subsequent to September 30, 2010, the Company has received approximately $213,000 from the tenant and currently has an outstanding balance of approximately $326,000 of rent and related charges.

We have had on-going discussions with the lessee.  The lessee has continued to operate the facility and has indicated its interest to become current on the rent. However, there is no assurance that the lessee will do so. The Company does not believe that the property value would be impaired if a new lessee is required to be installed or if the property were to be repositioned.

4.   RESULTS OF OPERATIONS FOR MONTY’S RESTAURANT, MARINA AND OFFICE/RETAIL PROPERTY, COCONUT GROVE, FLORIDA
The Company, through two 50%-owned entities, Bayshore Landing, LLC (“Landing”) and Bayshore Rawbar, LLC (“Rawbar”), (collectively, “Bayshore”) owns a restaurant, office/retail and marina property located in Coconut Grove (Miami), Florida known as Monty’s (the “Monty’s Property”).

Summarized combined statement of income for Landing and Rawbar for the three and nine months ended September 30, 2010 and 2009 is presented below (Note: the Company’s ownership percentage in these operations is 50%):

Summarized Combined statements of income Bayshore Landing, LLC and Bayshore Rawbar, LLC	For the three months ended September 30, 2010	For the three months ended September 30, 2009	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009

Revenues:
Food and Beverage Sales	$1,124,000	$1,238,000	$4,268,000	$4,862,000
Marina dockage and related	320,000	278,000	939,000	873,000
Retail/mall rental and related	159,000	138,000	455,000	408,000
Total Revenues	1,603,000	1,654,000	5,662,000	6,143,000

Expenses:
Cost of food and beverage sold	305,000	329,000	1,159,000	1,236,000
Labor and related costs	291,000	303,000	917,000	988,000
Entertainers	49,000	49,000	144,000	154,000
Other food and beverage related costs	128,000	104,000	423,000	443,000
Other operating costs	88,000	86,000	219,000	219,000
Repairs and maintenance	80,000	96,000	201,000	317,000
Insurance	132,000	142,000	417,000	442,000
Management fees	69,000	76,000	195,000	199,000
Utilities	78,000	87,000	203,000	224,000
Ground rent	209,000	234,000	628,000	676,000
Interest	201,000	221,000	625,000	668,000
Depreciation	176,000	194,000	536,000	581,000
Total Expenses	1,806,000	1,921,000	5,667,000	6,147,000

Net loss before non-controlling interest	($203,000)	($267,000)	($5,000)	($4,000)

As of September 30, 2010 Bayshore has one lessee (a yacht broker) with past due rent receivable of approximately $352,000 versus $155,000 as of December 31, 2009.  We have had on-going discussions with the lessee.  The lessee has continued to make partial payments and has indicated its interest to become current on the rent.  However, there is no assurance that the lessee will do so. The Company will reevaluate the collectability of this receivable at year end.

In October 2010 Bayshore was informed by its retail tenant (a marine supply company) that it will not extend the lease into 2011 and is in the process of vacating the premises. This lease represented approximately 20% of Bayshore retail rental revenue.  Efforts are presently under way to find a suitable replacement tenant for this space.

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

Net realized and unrealized gain (loss) from investments in marketable securities for the three and nine months ended September 30, 2010 and 2009 is summarized below:
	Three months ended September 30,		Nine months ended September 30,
Description	2010	2009	2010	2009
Net realized gain (loss) from sales of securities	$27,000	($56,000)	$279,000	($59,000)
Unrealized net gain (loss) in trading securities	181,000	596,000	(100,000)	1,018,000
Total net gain from investments in marketable securities	$208,000	$540,000	$179,000	$959,000

For the three months ended September 30, 2010 and 2009 net unrealized gain from in trading securities was $181,000 and $596,000, respectively. For the nine months ended September 30, 2010 net unrealized loss was $100,000, as compared with net unrealized gain of $1,018,000 for the same comparable period in 2009.

For the three months ended September 30, 2010 net realized gain from sales of marketable securities of approximately $27,000, and consisted of approximately $39,000 of gross gains net of $12,000 of gross losses. For the nine months ended September 30, 2010 net realized gain from sales of marketable securities of approximately $279,000, and consisted of approximately $476,000 of gross gains net of $197,000 of gross losses.

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

6.   OTHER INVESTMENTS
As of September 30, 2010, the Company’s portfolio of other investments had an aggregate carrying value of approximately $3.7 million.  The Company has committed to fund an additional $757,000 as required by agreements with the investees.  The carrying value of these investments is equal to contributions less distributions and loss valuation adjustments.  During the quarter ended September 30, 2010 the Company contributed an additional $54,000 toward fulfilling capital commitments on other investments and foreclosed on a $111,000 mortgage loan receivable and reclassified the loan to other investments owning real estate.  The total invested for the nine months ended September 30, 2010 was $273,000.  Cash distributions received from other investments for the three and nine months ended September 30, 2010 totaled approximately $29,000 and $263,000, respectively.

Net income from other investments for the three and nine months ended September 30, 2010 and 2009, is summarized below:
	Three months ended September 30,		Nine months ended September 30,
Description	2010	2009	2010	2009
Partnership owning diversified businesses & distressed debt	-	$15,000	$179,000	$30,000
Technology and related	-	-	3,000	-
Partnership owning investments in marketable securities	$14,000	-	13,000	-
Income from investment in 49% owned affiliate (T.G.I.F. Texas, Inc.)	10,000	16,000	47,000	49,000
Total net (loss) income from other investments	$24,000	$31,000	$242,000	$79,000

Other than temporary impairment (“OTTI”) loss from other investments for the three and nine months ended September 30, 2010 and 2009, is summarized below:
	Three months ended September 30,		Nine months ended September 30,
Description	2010	2009	2010	2009
Real estate fund	-		($50,000)
Partnership owning diversified businesses & distressed debt	-	($130,000)	-	($130,000)
Technology and related	-	(150,000)	-	(150,000)
Total OTTI loss from other investments	$ -	($280,000)	($50,000)	($280,000)

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2010 and December 31, 2009, aggregated by investment category and the length of time that investments have been in a continuous loss position:

As of September 30, 2010
	Less than 12 Months		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$319,000	$(1,000)	$81,000	$(55,000)	$400,000	$(56,000)
Partnerships owning diversified businesses	90,000	(54,000)	550,000	(135,000)	640,000	(189,000)
Partnerships owning real estate and related investments	-	-	351,000	(105,000)	351,000	(105,000)

Total	$409,000	$(55,000)	$982,000	$(295,000)	$1,391,000	$(350,000)
As of December 31, 2009

	Less than 12 Months		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$17,000	$(9,000)	$80,000	$(30,000)	$97,000	$(39,000)
Partnerships owning diversified businesses	425,000	(105,000)	100,000	(15,000)	525,000	(120,000)
Partnerships owning real estate and related investments	281,000	(164,000)	-	-	281,000	(164,000)

Total	$723,000	$(278,000)	$180,000	$(45,000)	$903,000	$(323,000)

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

In accordance with ASC Topic 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments (“OTTI”) as of September 30, 2010 OTTI impairment valuation adjustments totaled $50,000 from an investment in a real estate fund. A total of $280,000 of OTTI impairment valuation adjustments were reported for the three and nine months ended September 30, 2009.

 7. INTEREST RATE SWAP CONTRACT
The Company is exposed to interest rate risk through its borrowing activities.  In order to minimize the effect of changes in interest rates, the Company has entered into an interest rate swap contract under which the Company agrees to pay an amount equal to a specified rate of 7.57% times a notional principal approximating the outstanding loan balance, and to receive in return an amount equal to 2.45% plus the one-month LIBOR Rate times the same notional amount.  The Company designated this interest rate swap contract as a cash flow hedge.  As of September 30, 2010 and December 31, 2009 the fair value of the cash flow hedge was a loss of approximately $1,953,000 and $1,144,000, respectively, which has been recorded as other comprehensive income (loss) and will be reclassified to interest expense over the life of the contract.

The following tables present the required disclosures in accordance with ASC Topic 815-10:

Fair Values of Derivative Instruments:
Liability Derivative

September 30, 2010	December 31, 2009

[Missing Graphic Reference]	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap contract	Liabilities	$1,953,000	Liabilities	$1,144,000
Total derivatives designated as hedging instruments under ASC Topic 815		$1,953,000		$1,144,000

The Effect of Derivative Instruments on the Statements of Comprehensive Income
for the Three and Nine Months Ended September 30, 2010 and 2009:
			Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)
	For the three Months ended September 30, 2010	For the three Months ended September 30, 2009	For the nine Months ended September 30, 2010	For the nine Months ended September 30, 2009
Interest rate swap contracts	($133,500)	($85,000)	($404,500)	$351,500
Total	($133,500)	($85,000)	($404,500)	$351,500

8. FAIR VALUE INSTRUMENTS

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair value measurement at reporting date using
Description	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Time deposits	$53,000	—	$53,000	—
Money market mutual funds	2,227,000	$2,227,000	—	—
Cash equivalents – restricted
Money market mutual funds	2,381,000	2,381,000	—	—
Marketable securities:
Corporate debt securities	999,000	—	999,000	—
Marketable equity securities	1,755,000	1,755,000	—	—

Total assets	$7,415,000	$6,363,000	$1,052,000	$—

Liabilities
Interest rate swap contract	$1,953,000	$—	$1,953,000	$—

Total liabilities	$1,953,000	$—	$1,953,000	$—

 Assets measured at fair value on a nonrecurring basis are summarized below:

Description	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Investment in various technology related partnerships	$534,000	$—	$—	$534,000	$860,000
Investment in various partnerships investing in diversified businesses	508,000	—	—	508,000	130,000
Investment in various partnerships owning real estate	180,000	—	—	180,000	125,000

Total	$1,222,000	$—	$—	$1,222,000	$1,115,000

No OTTI adjustments were recognized for the three months ended September 30, 2010. For the nine months ended September 30, 2010 a total of $50,000 of OTTI adjustments were recognized. For the three and nine months ended September 30, 2009 a total of $280,000 of OTTI adjustments were recognized.

The Company’s investments in four technology and communication related partnerships with a pre adjustment aggregate carrying value of approximately $1,394,000 have been written down to fair value of approximately $534,000. Approximately $150,000 out of the total loss of $860,000 was recorded in the fourth quarter of 2009 and $710,000 was recorded in years prior to 2008.

The Company’s investments in two private partnerships which invest in diversified businesses with an aggregate pre adjustment carrying value of approximately $638,000 were written down to fair value of $508,000 in the fourth quarter of 2009 with a resulting loss of $130,000 reported in 2009 as an other than temporary impairment loss.

The Company’s investment in two private partnerships owning real estate with an aggregate pre adjustment carrying value of $305,000 have been written down to fair value of $180,000, of which $50,000 of the total loss was recognized in the second quarter of 2010 and $75,000 in the fourth quarter of 2009.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net Revenues:
Real estate and marina rentals	$915,000	$854,000	$2,707,000	$2,595,000
Food and beverage sales	1,125,000	1,238,000	4,268,000	4,862,000
Spa revenues	173,000	154,000	388,000	394,000
Total Net Revenues	$2,213,000	$2,246,000	$7,363,000	$7,851,000

Income (loss) before income taxes:
Real estate and marina rentals	$257,000	$105,000	$698,000	$282,000
Food and beverage sales	(117,000)	(110,000)	(75,000)	40,000
Other investments and related income	(190,000)	(76,000)	(882,000)	(291,000)
Total net (loss) income before income taxes attributable to the Company	($50,000)	($81,000)	($259,000)	$31,000

10. INCOME TAXES
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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2006, 2007, 2008 and 2009, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2010.

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

Item 2.               Management's Discussion and Analysis of
     Financial Condition and Results of Operations

RESULTS OF OPERATIONS
For the three and nine months ended September 30, 2010 the Company reported a net loss of approximately $72,000 ($.07 per share) and $263,000 ($.26 per share), respectively.  For the three and nine months ended September 30, 2009 the Company reported net loss attributable to the Company of approximately $4,000 (less than $.01 per share) and $10,000 ($.01 per share), respectively.

As discussed further below, total revenues for the three and nine months ended September 30, 2010 as compared with the same periods in 2009, decreased by approximately $33,000 or 1% and $488,000 or 6%, respectively.  Total expenses for the three and nine months ended September 30, 2010, as compared with the same periods in 2009, decreased by approximately $224,000 or 8% and $689,000 or 8%, respectively.

REVENUES
Rentals and related revenues for the three and nine months ended September 30, 2010 as compared with the same periods in 2009 increased by $21,000 (5%) and $50,000 (4%).

Restaurant operations:
Summarized statements of income for the Company’s Monty’s restaurant for the three and six months ended June 30, 2010 and 2009 is presented below:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
Revenues:
Food and Beverage Sales	$1,124,000	$1,238,000	$4,268,000	$4,862,000

Expenses:
Cost of food and beverage sold	305,000	329,000	1,159,000	1,236,000
Labor and related costs	291,000	303,000	917,000	988,000
Entertainers	49,000	49,000	144,000	154,000
Other food and beverage direct costs	50,000	54,000	179,000	209,000
Other operating costs	78,000	60,000	244,000	244,000
Repairs and maintenance	42,000	49,000	128,000	174,000
Insurance	81,000	71,000	220,000	224,000
Management and accounting fees	50,000	47,000	107,000	104,000
Utilities	66,000	65,000	189,000	182,000
Rent (as allocated)	119,000	131,000	431,000	494,000
Total Expenses	1,131,000	1,158,000	3,718,000	4,009,000

(Loss) income before depreciation and non-controlling interest	($7,000)	$80,000	$550,000	$853,000

All amounts as a percentage of sales	For the three months		For the nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
Revenues:
Food and Beverage Sales	100%	100%	100%	100%

Expenses:
Cost of food and beverage sold	27%	27%	27%	25%
Labor and related costs	26%	24%	21%	20%
Entertainers	4%	4%	3%	3%
Other food and beverage direct costs	4%	4%	4%	4%
Other operating costs	8%	5%	6%	5%
Repairs and maintenance	4%	4%	3%	4%
Insurance	7%	6%	5%	5%
Management fees	4%	4%	3%	2%
Utilities	6%	5%	5%	4%
Rent (as allocated)	11%	11%	10%	10%
Total Expenses	101%	94%	87%	82%
(Loss) income before depreciation and non-controlling interest	(1%)	6%	13%	18%

For the three and nine months ended September 30, 2010 as compared with the same periods in 2009 restaurant sales decreased by approximately $114,000 (9%) and $594,000 (12%), respectively. The decline in sales is partly attributable to decreased tourism due to the general downturn in the local and national economy.

For the nine months ended September 30, 2010 as compared with the same periods in 2009 food and beverage cost of sales as a percentage of sales increased by 2%, respectively primarily as a result of higher food costs.

Marina operations:
Summarized and combined statements of income for marina operations:
(The Company owns 50% of the Monty’s marina and 95% of the Grove Isle marina)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
Marina Revenues:
Monty's dockage fees and related income	$320,000	$278,000	$938,000	$873,000
Grove Isle marina slip owners dues and dockage fees	124,000	126,000	377,000	381,000
Total marina revenues	444,000	404,000	1,315,000	1,254,000

Marina Expenses:
Labor and related costs	62,000	61,000	193,000	188,000
Insurance	21,000	47,000	120,000	139,000
Management fees	19,000	18,000	58,000	56,000
Utilities, net of tenant reimbursement	3,000	16,000	(9,000)	21,000
Rent and bay bottom lease expense	61,000	54,000	181,000	169,000
Repairs and maintenance	26,000	26,000	82,000	90,000
Other	26,000	23,000	83,000	75,000
Total marina expenses	218,000	245,000	708,000	738,000

Income before depreciation and non-controlling interest	$226,000	$159,000	$607,000	$516,000

The Monty’s marina dockage fees and related revenues for the three and nine months ended September 30, 2010 increased by $42,000 (or 15%) and $65,000 (or 7%), respectively, as compared with the third quarter of 2009.

Spa operations:
Below are summarized statements of income for Grove Isle spa operations for the three and nine months ended September 30, 2010 and 2009.  The Company owns 50% of the Grove Isle Spa with the other 50% owned by an affiliate of Grand Heritage, the tenant of the Grove Isle Resort:

Summarized statements of income of spa operations	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Revenues:
Services provided	$156,000	$138,000	$334,000	$340,000
Membership and other	17,000	16,000	55,000	54,000
Total spa revenues	173,000	154,000	389,000	394,000
Expenses:
Cost of sales (commissions and other)	25,000	26,000	54,000	92,000
Salaries, wages and related	24,000	46,000	92,000	140,000
Other operating expenses	77,000	73,000	147,000	161,000
Management and administrative fees	14,000	8,000	25,000	24,000
Other non-operating expenses	12,000	(5,000)	26,000	9,000
Total Expenses	152,000	148,000	344,000	426,000

Income (loss) before interest, depreciation and non-controlling interest	$21,000	$6,000	$45,000	($32,000)

Spa revenues improved for the three months ended September 30, 2010 as compared with the same period in 2009 increasing by $19,000 (12%), primarily as a result of increased promotional sales.

Net realized and unrealized gain from investments in marketable securities:
Net realized and unrealized gain from investments in marketable securities for the three and nine months ended September 30, 2010 was approximately $208,000 and $179,000, respectively. This is as compared to gains of approximately $540,000 and $959,000 for the three and nine months ended September 30, 2009. For further details refer to Note 5 to Condensed Consolidated Financial Statements (unaudited).

Net income from other investments:
Net income from other investments for the three and nine months ended September 30, 2010 and 2009 was approximately $24,000 and $242,000, respectively.  This is as compared to gains of approximately $31,000 and $79,000 for the three and nine months ended September 30, 2009.  Additionally, for the nine months ended September 30, 2010 other than temporary impairment valuation loss of $50,000 was recognized.  For the three and nine months ended September 30, 2009 other than temporary impairment valuation loss of $280,000 was recognized.  For further details refer to Note 6 to Condensed Consolidated Financial Statements (unaudited).

Interest, dividend and other income:
Interest, dividend and other income for the three and nine months ended September 30, 2010 and 2009 was approximately $100,000 and $278,000, respectively.  This is as compared to income of approximately $147,000 and $327,000 for the three and nine months ended September 30, 2009.  The decreases as compared to the same periods in 2009 were primarily a result of reduced interest and dividends due to decreased investments in marketable securities.

EXPENSES
Expenses for rental and other properties for the three and nine months ended September 30, 2010 and 2009 were $221,000 and $540,000, respectively.  This is as compared to the same expenses of approximately $275,000 and $659,000 for the three and nine months ended September 30, 2009. The decreases as compared to the same periods in 2009 were primarily due to decreased repairs and maintenance expenses.

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

Depreciation and amortization expense for the three and nine months ended September 30, 2010 compared to the same periods in 2009 decreased by $130,000 (38%) and $301,000 (30%), respectively. This was due to increased fully depreciated fixed assets in 2010, primarily related to Grove Isle.

General and administrative expense for the three and nine months ended September 30, 2010 compared to the same periods in 2009 increased by $17,000 (21%) and $102,000 (48%), respectively. This was due to increased corporate administrative expenses.

Professional fees and expenses for the three and nine months ended September 30, 2010 compared to the same periods in 2009 increase by $11,000 (12%) and $83,000 (39%), respectively. This was primarily due to increased legal costs relating to ongoing Grove Isle litigation.

EFFECT OF INFLATION:
Inflation affects the costs of operating and maintaining the Company's investments.  In addition, rentals under certain leases are based in part on the lessee's sales and tend to increase with inflation, and certain leases provide for periodic adjustments according to changes in predetermined price indices.

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES
The Company's material commitments primarily consist of maturities of debt obligations of approximately $8.0 million in 2010 and contributions committed to other investments of approximately $758,000 due upon demand.  The funds necessary to meet these obligations are expected from the proceeds from the sales of properties or investments, bank construction loan, refinancing of existing bank loans, distributions from investments and available cash.

Included in the maturing debt obligations for 2010 is the $3.6 million in bank mortgage note payable on the Grove Isle property. In September 2010 the loan was extended and now matures on December 29, 2010.  As previously reported, the loan calls for monthly principal payments of $10,000 plus interest. All payments due under the loan are current. The Company is in the process of refinancing this loan and expects to do so or pay off the loan prior to maturity.

As previously discussed above, the lessee of the Grove Isle property owes the Company approximately $326,000 in past due rent and related costs. The rental income and cash flow provided by the Grove Isle lease represents the majority of recurring operating cash flow of Company.

Also included in the maturing debt obligations for 2010 is a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of approximately $3.5 million due on demand. The obligation due to TGIF will be paid with funds available from distributions from its investment in TGIF and from available cash.

MATERIAL COMPONENTS OF CASH FLOWS
For the nine months ended September 30, 2010, net cash used in operating activities was approximately $1,000. This was primarily due to past due rent from tenants, as previously discussed.

For the nine months ended September 30, 2010, net cash provided by investing activities was approximately $1,965,000. This consisted primarily of approximately $2,988,000 in net proceeds from sales of marketable securities, distributions from other investment of $263,000 and collections of notes receivable of $164,000.  These sources of funds were partially offset by purchases of marketable securities of $1,055,000, contributions to other investments of $273,000 and additions to fixed assets of $134,000.

For the nine months ended September 30, 2010, net cash used in financing activities was approximately $542,000 which primarily consisted of repayments of mortgage notes payable of $624,000 less contributions from non-controlling interests of $75,000.

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

PART II.   OTHER INFORMATION
Item 1.     Legal Proceedings
The Company was a co-defendant in two lawsuits in the circuit court in Miami Dade County Florida. These cases arose from claims by a condominium association and resident seeking a declaratory judgment regarding certain provisions of the declaration of condominium relating to the Grove Isle Club and the developer. The claim by the association has been dismissed as to all counts related to the Company, however the association has filed a notice of appeal.  The Company believes that the claims are without merit and intends to vigorously defend its position. The ultimate outcome of this litigation cannot presently be determined. However, in management’s opinion the likelihood of a material adverse outcome is remote. Accordingly, adjustments, if any that might result from the resolution of this matter have not been reflected in the financial statements

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds:

(c)	The following table presents information regarding the shares of our common stock we purchased during each of the nine calendar months ended September 30, 2010:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan (1)
January 1-31 2010	-	-	-	$291,115
Feb. 1 – 28 2010	-	-	-	$291,115
March 1–31 2010	-	-	-	$291,115
April 1 – 30 2010	-	-	-	$291,115
May 1 – 31 2010	-	-	-	$291,115
June 1 – 30 2010	-	-	-	$291,115
July 1 – 31 2010	-	-	-	$291,115
August 1–31 2010	-	-	-	$291,115
Sept. 1 –30 2010	300	$3.00	-	$290,216

1.
We have one program, which was announced in November 2008 after approval by our Board of Directors, to repurchase up to $300,000 of outstanding shares of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions.  All of the shares we purchased during these periods were purchased on the open market pursuant to this program.  The repurchased shares of common stock will be held in treasury and used for general corporate purposes.  This program expires on 12-31-2011.

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

HMG/COURTLAND PROPERTIES, INC.

Dated: November 12, 2010	/s/ Lawrence Rothstein
President, Treasurer and Secretary
Principal Financial Officer

Dated: November 12, 2010	/s/ Carlos Camarotti
Vice President- Finance and Controller
Principal Accounting Officer