Form 10-K
period 2010-12-31
HMG COURTLAND PROPERTIES INC
filed 2011-03-31
CIK 311817

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended   December 31, 2010

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
Large accelerated filer___	Accelerated filer___

Non-accelerated filer ___	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act).   Yes [ ]     No [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant (excludes shares of voting stock held by directors, executive officers and beneficial owners of more than 10% of the Registrant’s voting stock; however, this does not constitute an admission that any such holder is an "affiliate" for any purpose) based on the closing price of the stock as traded on the NYSE Amex Exchange on the last business day of the Registrant's most recently completed second fiscal quarter (June 30, 2010) was $2,041,082. The number of shares outstanding of the issuer’s common stock, $1 par value as of the latest practicable date: 1,010,426 shares of common stock, $1 par value, as of March 31, 2011.

Part I.

Cautionary Statement.
An investment in our common stock involves a high degree of risk.  These risks should be considered carefully with the uncertainties described below, and all other information included in this Annual Report on Form 10-K, before deciding whether to purchase our common stock.  Additional risks and uncertainties not currently known to management or that management currently deems immaterial may also become important factors that may harm our business, financial condition or results or operations.  The occurrence of any of these risks could harm our business, financial condition and results of operations.  The trading price of our common stock could decline due to any of these risks and uncertainties and you may lose part or all of your investment.

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

The Company’s rental and related revenue for each of the years ended December 31, 2010 and 2009 generated approximately 64% and 66%, respectively, from the Grove Isle property 32% and 31%, respectively, from the Monty’s property.  Marina and related revenues for 2010 and 2009 generated approximately 70% from the marina at the Monty’s facility and 30% coming from the marina at the Grove Isle facility. The Company’s food and beverage revenue is entirely from the restaurant at the Monty’s facility. Spa revenue is from the Company’s 50% owned spa at Grove Isle. The other 50% of the Spa is owned by the tenant operator of Grove Isle.

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

Investment in Affiliate.
The Company’s investment in affiliate consists of a 49% equity interest in T.G.I.F. Texas, Inc. (TGIF).  TGIF was incorporated in Texas and operates solely from the Company’s corporate office in Miami, Florida. The Company’s CEO, Maurice Wiener, is also the CEO of TGIF.  Its assets consist primarily of promissory notes receivable from its shareholders including CII and Mr. Wiener and other investments including marketable debt and equity securities. This investment’s carrying value as of December 31, 2010 and 2009 was approximately $2.8 and $2.9 million, respectively.  CII’s note payable to TGIF which is due on demand was approximately $3.4 million and $3.6 million as of December 31, 2010 and 2009. Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Insurance, Environmental Matters and Other:
In the opinion of management, all significant assets of the Company are adequately covered by insurance and the cost and effects of complying with environmental laws do not have a material impact on the Company's operations.

We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position or result in material capital expenditures.  However, we cannot predict the effect of possible future environmental legislation or regulations on our operations.

Competition and the Company's Market
The Company competes for suitable opportunities for real estate investments with other real estate investment trusts, foreign investors, pension funds, insurance companies and other investors.  The Company also competes with other real estate investors and borrowers for available sources of financing.

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

As of December 31, 2010 the Company’s subsidiaries that operate the Monty’s facility have approximately 95 hourly restaurant employees, two salaried restaurant managers and two marina hourly employees. Reference is made to discussion of Monty’s facility in Item 2. Description of Property.

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

On August 5, 2010, the shareholders approved the renewal of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2011, and expiring December 31, 2011.

The Adviser is majority owned by Mr. Wiener with the remaining shares owned by certain individuals, including Mr. Rothstein.  The officers and directors of the Adviser are as follows: Maurice Wiener, Chairman of the Board and Chief Executive officer; Larry Rothstein, President, Treasurer, Secretary and Director; and Carlos Camarotti, Vice President - Finance and Assistant Secretary.

Advisory Fees.   For the years ended December 31, 2010 and 2009, the Company and its subsidiaries incurred Adviser fees of approximately $1,020,000. There was no incentive compensation for 2010 and 2009.

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

Presently, the lessee of Grove Isle is Grove Hotel Partners, LLC, an affiliate of Grand Heritage Hotel Group, LLC (“GH”). GH operates over a dozen independent hotels and resorts across North America and Mexico. The lease termination date is November 30, 2016, if not extended as provided in the lease. Base rent was $1,184,000 for the year ended December 31, 2010 and will increase to $1,204,000 in 2011 after annual inflation adjustment provided in the lease. The lease also calls for participation rent consisting of a portion of operating surplus, as defined.  Participation rent, when and if due, is payable at end of each lease year. There has been no participation rent since the inception of the lease.

GH also manages the day to day operations of Grove Isle Spa, LLC (“GS”), which is owned 50% by GH and 50% by the Company.   GS began operations in 2005 and operates under the name “Spa Terre at the Grove” offering a variety of body treatments, salon services, facial care and massage therapies.

The Grove Isle property is encumbered by a mortgage note payable with an outstanding balance of approximately $3.6 million and $3.7 million as of December 31, 2010 and 2009, respectively.  This loan calls for monthly principal payments of $10,000 with interest on outstanding principal is due monthly at an annual rate of 2.5% plus the one-month LIBOR Rate with all outstanding principal and interest due at maturity on March 28, 2011.  The lender is presently considering our request for further extension.

As of December 31, 2010, 6 of the 85 yacht slips at the facility are owned by the Company and the other 79 are owned by unrelated individuals or their entities. The Company operates and maintains all aspects of the Grove Isle marina for an annual management fee from the slip owners to cover operational expenses. In addition the Company rents the unsold slips to boat owners on a short term basis.

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

The Monty’s property is encumbered by a loan mortgage payable to a bank with an outstanding principal balance of $10.5 million as of December 31, 2010.  In March 2011the Monty’s loan was modified and the principal balance was paid down by $1.6 million to $8.8 million. The modified loan calls for substantially equal monthly installments of principal and interest in the amount required to repay the loan in full amortized over a hypothetical 15-year term, at the same interest rate as the original loan.  All remaining principal and interest shall be due on the maturity date of August 19, 2020.  As a result of the loan modification total Bayshore debt service will decrease by approximately $40,000 per month.  In conjunction with this loan Bayshore entered into an interest rate swap agreement to manage their exposure to interest rate fluctuation through the entire term of the mortgage.  The effect of the swap agreement is to provide a fixed interest rate of 7.57%.  The loan modification also called for the swap contract liability at the date of modification to be paid down by $198,000 in the same proportion as the loan principal paid down.

The operations of the Monty’s restaurant are managed by BSRB personnel with the exception of its accounting related functions which are performed by RMI, an unrelated third party and former operator of the restaurant. Under an amended management agreement BSRB retained RMI to perform accounting related administrative functions only. For the year ended December 31, 2010, BSRB paid RMI $114,000 (or $9,500 per month) for accounting and related service.  The amended management agreement is renewable on an annual basis. In December 2010 the agreement with RMI was renewed and extended through the year ended December 31, 2011 under the same terms of the prior agreement.

Land held for development (Vermont and Rhode Island).
The Company owns approximately 50 acres of vacant land held for development located in Hopkinton, Rhode Island.   There are no current plans for development of this land.

The Company also owns a 70% interest in a commercially zoned 5 acre property located in Montpelier, Vermont.  Further development of this property is being considered.

Executive offices (Coconut Grove, Florida).  The principal executive offices of the Company and the Adviser are located at 1870 South Bayshore Drive, Coconut Grove, Florida, 33133, in premises owned by the Company’s subsidiary CII and leased to the Adviser pursuant to a lease agreement originally dated December 1, 1999, and as renewed in 2009. The lease provides for base rent of $48,000 per year payable in equal monthly installments during the five year term of the lease which expires on December 1, 2014.  The Adviser, as tenant, pays utilities, certain maintenance and security expenses relating to the leased premises.

The Company regularly evaluates potential real estate acquisitions for future investment or development and would utilize funds currently available or from other resources to implement its strategy.

Item 3. Legal Proceedings
The Company was a co-defendant in two lawsuits in the circuit court in Miami Dade County Florida. These cases arose from claims by a condominium association and resident seeking a declaratory judgment regarding certain provisions of the declaration of condominium relating to the Grove Isle Club and the developer. The claim by the association has been dismissed as to all counts related to the Company however the association has filed an appeal.  The Company believes that the claims are without merit and intends to vigorously defend its position. The ultimate outcome of this litigation cannot presently be determined. However, in management’s opinion the likelihood of a material adverse outcome is remote. Accordingly, adjustments, if any that might result from the resolution of this matter have not been reflected in the financial statements.

In connection with the operation of the Monty’s property from time to time, we are a defendant in litigation arising in the ordinary course of our business, including claims resulting from “slip and fall” accidents, claims under federal and state laws governing access to public accommodations, employment-related claims and claims from guests alleging illness, injury or other food quality, health or operational concerns. To date, none of this litigation, some of which is covered by insurance, has had a material effect on us.

Item 4. [Removed and Reserved]

Part II.

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

The high and low per share closing sales prices of the Company's stock on the NYSE Amex Exchange (ticker symbol: HMG) for each quarter during the past two years were as follows:

	High	Low
March 31, 2010	$5.66	$3.50
June 30, 2010	$5.97	$4.10
September 30, 2010	$5.68	$2.80
December 31, 2010	$5.99	$2.80

March 31, 2009	$3.40	$2.16
June 30, 2009	$3.76	$2.88
September 30, 2009	$4.35	$3.06
December 31, 2009	$4.67	$3.25

No dividends were declared or paid during 2010 and 2009. The Company's policy has been to pay dividends as are necessary for it to qualify for taxation as a REIT under the Internal Revenue Code.

As of March 30, 2011, there were 380 holders of record of the Company's common stock.

The following table presents information regarding the shares of our common stock we purchased during each of the three calendar months ended December 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan (1)
October 1 - 31 2010	3,884	$4.62	$17,946	$272,270
November 1 - 30 2010	6,773	$4.82	$32,658	$239,612
December 1 - 31 2010	-	-	-	$239,612

(1)
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

On March 23, 2011 the board of directors approved a new plan subject to shareholder approval which would replace this plan and issuing options replacing the existing options at the current market price.

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

Goodwill.
The Company’s goodwill balance as of December 31, 2010 relates entirely to its 2004 acquisition of 50% of the Monty’s restaurant, marina and office rental facility located in Miami, Florida.

Goodwill is recorded at its carrying value and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of goodwill might not be recoverable.  The goodwill impairment analysis is a two-step process. The first step used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered to not be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. The second step of the process involves the calculation of an implied fair value of goodwill for each reporting unit for which step one indicated a potential impairment. The implied fair value of goodwill is determined by measuring the excess of the estimated fair value of the reporting unit as calculated in step one, over the estimated fair values of the individual assets, liabilities and identified intangibles.

We estimate fair value for the reporting unit using an income approach. The income approach is based on projected debt-free cash flow which is discounted to the present value using discount factors that consider the timing and risk of cash flows. The Company believes that this approach is appropriate because it provides a fair value estimate based upon the reporting unit's expected long-term operating cash flow performance. This approach also mitigates the impact of cyclical trends that occur in the industry. Fair value is estimated using prior actual results of operations, internally-developed forecasts, inflation, and discount rate assumptions. The discount rate used is the value-weighted average of the Company's estimated cost of equity and of debt (“cost of capital”) derived using, both known and estimated, customary market metrics. Other significant assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements; which uses a discounted cash flow model that considers assumptions that marketplace participants would use in their estimates of fair value, current period actual results, and forecasted results for future periods that have been reviewed by senior management.

During the last three years total revenues from the Monty’s operations have declined by approximately 11% (from 2008 through 2010).  This was primarily related to the general slowdown in the U.S. economy.  Consumer spending overall is significantly down as compared with historical trends.  The South Florida region has been particularly impacted by a decrease in tourism-related and other discretionary consumer spending. The restaurant and marina industries in our market have experienced steep declines, which has resulted in our estimates being significantly below prior forecasts.

In preparing our current forecasts, we have moderated our estimates to more closely approximate recent actual results.  We have also increased the discount rate used in valuing the Monty’s real estate operations to reflect increased risk relating to tenant attrition and other factors.  We have kept our long term growth rate at a conservative 3% while lowering our long term inflation rate estimate from 3% to 2%. Management and other administrative costs were forecast to further decline in 2011 due to a more cost effect management structure.  While there are inherent uncertainties related to the assumptions used and to management's application of these assumptions to this analysis, the Company believes that the income approach provides a reasonable estimate of the fair value of its reporting units.

The Company elected an annual goodwill impairment testing date of December 31.  Our 2010 annual goodwill impairment test indicated a significant decline in the fair value of the Monty’s reporting unit.  As discussed above, the decline in fair value resulted from unfavorable operating results which required changes in prior estimates used to value the real estate operations.

As of the filing of this report we have not completed the second step of the impairment test, however we believe that the impairment is probable and can be reasonably estimated and accordingly have recognized a goodwill impairment loss of $2.1 million as of December 31, 2010.  The measurement of the impairment loss is based on best estimates.  Any adjustment to that estimated loss based on the completion of the measurement of the impairment loss shall be recognized in the subsequent reporting period.

There is a high degree of uncertainty associated with the following key assumptions. Management believes the most significant assumption which would have an effect on the estimated fair value of goodwill is the long-term projected revenue growth rate, discount rates  and cost of debt that were used to arrive at the fair value.

The Company estimates that a one percentage point increase (decrease) in these long-term projected assumptions would impact the fair value of the reporting unit as follows (000’s):

	Increase in assumptions		Decrease in assumptions
	1%	2%	-1%	-2%
Growth rate	$1,795	$4,113	$(1,434)	$(2,604)
Cost of debt	$(566)	$(1,094)	$608	$1,261
Discount rate	$(1,626)	$(2,962)	$2,023	$4,614

Our estimates of fair value are subject to change as a result of many factors including, among others, any changes in our business plans, changing economic conditions and the competitive environment.  Should actual cash flows and our future estimates vary adversely from those estimates we use, we may be required to recognize goodwill impairment charges in future years.

Marketable Securities.  Consistent with the Company's overall investment objectives and activities, management has classified its entire marketable securities portfolio as trading. As a result, all unrealized gains and losses on the Company's investment portfolio are included in the Consolidated Statements of Comprehensive Income. Our investments in trading equity and debt marketable securities are carried at fair value and based on quoted market prices or other observable inputs. Marketable securities are subject to fluctuations in value in accordance with market conditions.

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

Results of Operations:
For the years ended December 31, 2010 and 2009, the Company reported net loss attributable to the Company of approximately $1.3 million (or $1.31 per share) and $85,000 (or $.08 per share), respectively.

Revenues:
Total revenues for the year ended December 31, 2010 as compared with that of 2009 decreased by approximately $625,000 (or 6%).  This decrease was primarily due to the decrease in restaurant and spa revenues, as discussed below.

Real estate and related revenue:
Real estate rentals and related revenue increased by approximately $46,000 (or 2%) for the year ended December 31, 2010 as compared with 2009.  This increase was the result of increased rental income from the Monty’s office/retail space.

Monty’s restaurant operations:
Summarized statement of income of the Monty’s restaurant operations for the years ended December 31, 2010 and 2009 is presented below (Note: for comparative purposes the information below represents 100% of the restaurant operations. The Company’s ownership percentage in these operations is 50%):

Summarized statements of income of Monty’s restaurant	Year ended December 31, 2010	Percentage of sales	Year ended December 31, 2009	Percentage of sales
Revenues:
Food and Beverage Sales	$5,616,000	100%	$6,271,000	100%
Expenses:
Cost of food and beverage sold	1,549,000	27.5%	1,616,000	25.8%
Labor, entertainment and related costs	1,400,000	24.9%	1,495,000	23.8%
Other food and beverage related costs	239,000	4.3%	274,000	4.4%
Other operating costs	531,000	9.5%	569,000	9.1%
Insurance	302,000	5.4%	295,000	4.7%
Management and accounting fees	18,000	.3%	115,000	1.8%
Utilities	245,000	4.4%	247,000	3.9%
Rent (as allocated)	574,000	10.2%	644,000	10.3%
Total Expenses	4,858,000	86.5%	5,255,000	83.8%

Income before depreciation and minority interest	$758,000	13.5%	$1,016,000	16.2%

The Monty’s restaurant is subject to seasonal fluctuations in sales.  January through May sales typically account for over 50% of annual sales.  Restaurant sales in 2010 as compared with 2009 decreased by approximately 10% we believe primarily due to the general decline in economic activity and a below average 2010 season due to unusually colder weather in January and February 2010 as compared with 2009.

Total restaurant expenses in 2010 as compared with 2009 decreased by approximately 8% due to lower sales volume. However as a percentage of sales we experienced increases in cost of food and beverage (27.6% in 2010 versus 25.8% in 2009) and increases in labor costs (24.9% in 2010 versus 23.8% in 2009). These increases were primarily due to higher food costs and increased restaurant wages and other employee related costs.

The decrease in management fees of $97,000 from 2010 as compared with 2009 was primarily the result of the reduction of management fees due to the Adviser in 2010.

All other restaurant related expenses in 2010 were generally consistent, as a percentage of sales, with that of 2009.

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

Summarized and combined statements of income from marina operations:
(The Company owns 50% of the Monty’s marina and 95% of the Grove Isle marina)

	Year ended December 31, 2010		Combined marina operations	Combined marina operations
Summarized statements of income of marina operations	Grove Isle Marina	Monty’s Marina	Year ended December 31, 2010	Year ended December 31, 2009
Revenues:
Dockage fees and related income	$52,000	$1,209,000	$1,261,000	$1,250,000
Grove Isle marina slip owners dues	448,000	-	448,000	448,000
Total marina revenues	500,000	1,209,000	1,709,000	1,698,000
Expenses:
Labor and related costs	274,000	-	274,000	259,000
Insurance	62,000	79,000	141,000	200,000
Management fees	40,000	-	40,000	44,000
Utilities (net of reimbursements)	24,000	(39,000)	(15,000)	28,000
Bay bottom lease	40,000	194,000	234,000	229,000
Repairs and maintenance	67,000	47,000	114,000	84,000
Other	22,000	179,000	201,000	145,000
Total Expenses	529,000	460,000	989,000	989,000

(Loss) income before interest, depreciation and minority interest	$(29,000)	$749,000	$720,000	$709,000

Total marina revenues and expenses for the year ended December 31, 2010 remained consistent with 2009.

For the years ended December 31, 2010 and 2009 other expenses includes a provision for bad debt of $100,000 and $50,000, respectively, from one broker tenant at the Monty’s marina, and was partially offset by decreased insurance and net cost of utilities at the Monty’s marina.

Grove Isle spa operations:
Spa revenues for 2010 were generally consistent with that of 2009, decreasing by $27,000 (or 5%) for the year ended December 31, 2010 as compared with 2009.

Spa expenses decreased by $108,000 (or 20%) for the year ended December 31, 2010 as compared with 2009, primarily due decreased labor and related costs and lower general and administrative expenses.

Below is a summarized income statement for these operations for the year ended December 31, 2010 and 2009.  The Company owns 50% of the Grove Isle Spa with the other 50% owned by an affiliate of the Grand Heritage Hotel Group, the tenant operator of the Grove Isle Resort.

Grove Isle Spa Summarized statement of income	For the year ended December 31, 2010	For the year ended December 31, 2009
Revenues:
Services provided	$403,000	$432,000
Membership and other	74,000	72,000
Total spa revenues	477,000	504,000
Expenses:
Cost of sales (commissions and other)	68,000	119,000
Salaries, wages and related	113,000	180,000
Other operating costs	217,000	204,000
Management and administrative fees	30,000	33,000
Other	3,000	3,000
Total Expenses	431,000	539,000

Income (loss) before interest, depreciation, minority interest and income taxes	$46,000	$(35,000)

For the year ended December 31, 2010 spa revenues decreased by 5% from 2009. This was due to decreased non-massage services such as facials manicures and pedicures.  Massage services in 2010 remained consistent with that of 2009.  In 2010 the spa offered a promotional program which offered two for one massage treatments. For the year ended December 31, 2010 other spa expenses includes approximately $55,000 in expenses relating to the aforementioned promotions.

Expenses:
Total expenses for the year ended December 31, 2010 as compared to that of 2009 increased by approximately $1.2 million (or 10%).

Food and beverage costs are solely from the Monty’s restaurant operations.  Spa expenses are solely from the Grove Isle spa operations.  Marina expenses are from both the Monty’s and Grove Isle marinas. Summarized income statements and discussion of significant changes in expenses for each of these operations are presented above.

Operating expenses of rental and other properties for the year ended December 31, 2010 as compared with 2009 decreased by $64,000 (or 10%). This was primarily due to $25,000 in non-recurring 2009 repairs and maintenance relating to our previous Grove Isle tenant and $20,000 non-recurring consulting and professional costs relating to our property located in Montpelier, Vermont.

Depreciation and amortization expense decreased by approximately $306,000 (or 23%) primarily due to certain fixed assets at Grove Isle, Grove Spa and Monty’s restaurant becoming fully depreciated in 2010.

General and administrative expenses decreased by approximately $43,000 (or 10%) for year ended December 31, 2010 as compared to 2009.  This was primarily due to 2009 non-recurring provision for bad debt expense of $150,000, which was partially offset by $58,000 in increased meals and entertainment.

Professional fees increased by approximately $22,000 (or 6%) for the year ended December 31, 2010 as compared to 2009.  This was primarily due to increased legal and related costs associated with Grove Isle legal proceedings discussed in Item 3. Legal Proceedings.

Interest expense decreased by approximately $54,000 (or 5%) for year ended December 31, 2010 as compared to 2009.  This was primarily due to Monty’s loan principal reductions of approximately $663,000 during the year ended December 31, 2010.

As discussed in Item 7. Critical Accounting Policies and Estimates, for the year ended December 31, 2010 we have recognized a goodwill impairment loss of $2.1 million.

Other Income:

Net realized and unrealized gain (loss) from investments in marketable securities:
Net gain (loss) from investments in marketable securities, including marketable securities distributed by partnerships in which the Company owns minority positions, for the years ended December 31, 2010 and 2009, is as follows:

Description	2010	2009
Net realized gain (loss) from sales of marketable securities	$405,000	$(4,000)
Net unrealized (loss) gain from marketable securities	(86,000)	1,129,000
Total net gain from investments in marketable securities	$319,000	$1,125,000

Net realized gain from sales of marketable securities consisted of approximately $662,000 of gains net of $257,000 of losses for the year ended December 31, 2010.  The comparable amounts in fiscal year 2009 were gross gains of approximately $261,000 net of $265,000 of gross losses.

Consistent with the Company’s overall current investment objectives and activities, the entire marketable securities portfolio is classified as trading (as defined by U.S generally accepted accounting principles).  Unrealized gains or losses from marketable securities are recorded as other income in the consolidated statements of comprehensive income.

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

Net income from other investments is summarized below (excluding other than temporary impairment losses):

	2010	2009
Partnerships owning stocks and bonds	$14,000	$22,000
Venture capital funds – diversified businesses (a)	227,000	31,000
Venture capital funds – technology & communications	6,000	12,000
Income from investment in 49% owned affiliate (b)	72,000	74,000
Other	5,000	15,000
Total net income from other investments	$324,000	$154,000

(a)	The gain in 2010 primarily consists of $209,000 from investment in one partnership owning diversified businesses which made cash distributions from the sale of operating companies in 2010.

(b)
This gain represents income from the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”). The increase in income is due to increase net income of TGIF as a result of reduced operating expenses. In December 2010 and 2009 TGIF declared and paid a cash dividend of the Company’s portion of which was approximately $140,000. These dividends were recorded as reduction in the investment carrying value as required under the equity method of accounting for investments.

Other than temporary impairment losses from other investments

	2010	2009
Venture capital funds – diversified businesses (a)	$(40,000)	$(130,000)
Real estate and related (b)	(50,000)	(138,000)
Venture capital funds – technology & communications (c)	(50,000)	(150,000)
Other	-	(5,000)
Total other than temporary impairment loss from other investments	$(140,000)	$(423,000)

(a)
In 2010 the amount consists of a write down of one investment in a private limited partnership owning diversified businesses. These investments experienced other than temporary impairment in value of approximately $40,000.  In 2009 write downs of two investments in private limited partnerships owning diversified businesses. These investments experienced other than temporary impairment in value of approximately $130,000.

(b)
In 2010 the amount consists of a write down of one investment in private limited partnership owning real estate interests. These investments experienced other than temporary impairment in value of approximately $50,000.   In 2009 amount consist of write downs of three investments in private limited partnerships owning real estate interests. These investments experienced other than temporary impairment in value of approximately $138,000.

(c)
In 2010 the amount consists of a write down of one investment in private limited partnerships owning technology related entities. These investments experienced other than temporary impairment in value of approximately $50,000.  In 2009 amount primarily consists of write downs of two investments in private limited partnerships owning technology related entities. These investments experienced other than temporary impairment in value of approximately $150,000.

Net income or loss from other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net earnings. However, the amount of investment gain or loss from other investments for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

Interest, dividend and other income
Interest, dividend and other income for years ended December 31, 2010 and 2009 was approximately $330,000 and $415,000, respectively. The decrease of approximately $85,000 (or 20%) was primarily due to decreased interest and dividend income from debt and equity marketable securities of approximately $130,000, offset by increased consulting revenue of approximately $50,000 from the Company’s 80% owned subsidiary, Courtland Houston, Inc.

Benefit from income taxes:
Benefit from income taxes for the years ended December 31, 2010 and 2009 was $22,000 and $92,000, respectively.

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amount and the tax basis of assets and liabilities at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. As a result of timing differences associated with the carrying value of other investments, unrealized gains and losses of marketable securities, depreciable assets and the future benefit of a net operating loss, as of December 31, 2010 and 2009, the Company has recorded a net deferred tax asset of $480,000 and $458,000, respectively.  A valuation allowance against deferred tax asset has not been established as management believes it is more likely than not, based on the Company’s previous history and expectation of future taxable income before expiration, that these assets will be realized.

Effect of Inflation.
Inflation affects the costs of operating and maintaining the Company's investments.  In addition, rentals under certain leases are based in part on the lessee's sales and tend to increase with inflation, and certain leases provide for periodic adjustments according to changes in predetermined price indices.

Liquidity, Capital Expenditure Requirements and Capital Resources. The Company's material commitments primarily consist of maturities of debt obligations of approximately $8.7 million in 2011 and contributions committed to other investments of approximately $665,000 due upon demand.  The funds necessary to meet these obligations are expected from the proceeds from the sales of properties or investments, bank construction loan, refinancing of existing bank loans, distributions from investments and available cash.

Included in the maturing debt obligations for 2011 is the $3.6 million bank mortgage note payable on the Grove Isle property which matured March 28, 2011. We have requested from the bank an extension of the maturity date of this loan.

Included in the maturing debt obligations for 2011 is a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of approximately $3.3 million due on demand.(see Item 13. Certain Relationships and Related Transactions and Director Independence.)   The obligation due to TGIF will be paid with funds available from distributions from its investment in TGIF and from available cash.

Also included in debt obligations for 2011 is a $1.6 million principal payment on Monty’s bank loan which was modified on March 15, 2011. The source of the funds used for this loan repayment was the restricted cash which had been held as collateral by the bank prior to the modification. The Monty’s loan modification, among other things, reduces monthly debt service by approximately $40,000 beginning in March 2011.

A summary of the Company’s contractual cash obligations at December 31, 2010 is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Mortgages and notes payable	$17,509,000	$8,734,000	$551,000	$641,000	$7,583,000
Other investments commitments (a)	665,000	665,000	--	--	--
Total	$18,174,000	$9,399,000	$551,000	$641,000	$7,583,000

The timing of amounts due under commitments for other investments is determined by the managing partners of the individual investments.

Material Changes in Operating, Investing and Financing Cash Flows.
The Company’s cash flows are generated primarily from its real estate net rental and related activities, sales of marketable securities, distributions from other investments and borrowings.

For the year ended December 31, 2010 the Company’s net cash used in operating activities was approximately $359,000.  This was primarily from real estate net rental and related activities. The Company believes that there will be sufficient cash flows in the next year to meet its operating requirements.

For the year ended December 31, 2010, the net cash provided by investing activities was approximately $2.9 million.  This included sources of cash consisting of proceeds from the sales and redemptions of marketable securities of $3.8 million, cash distributions from other investments of $324,000, collections of notes receivable of $264,000 and distribution from affiliate of $140,000.  These sources of cash were offset by purchases of marketable securities of $1.1 million, contributions to other investments of $374,000 and purchases and improvements of fixed assets of $167,000.

For the year ended December 31, 2010, net cash used in financing activities was approximately $855,000.  This primarily consisted of repayments of mortgages and notes payable of $961,000.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risks.
Not Applicable to the Company.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm	21.

Consolidated balance sheets as of December 31, 2010 and 2009	23.

Consolidated statements of comprehensive income for the
years ended December 31, 2010 and 2009	24.

Consolidated statements of changes in stockholders' equity
for the years ended December 31, 2010 and 2009	25.

Consolidated statements of cash flows for the
years ended December 31, 2010 and 2009	26.

Notes to consolidated financial statements	27.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of HMG/Courtland Properties, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of HMG/Courtland Properties, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2010, and the related consolidated statements of comprehensive income, stockholders' equity and cash flows for the year ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.  The consolidated financial statements of HMG/Courtland Properties, Inc. and Subsidiaries as of and for the year ended December 31, 2009 were audited by other auditors who have ceased operations, and who expressed an unqualified opinion on those financial statements in their report dated March 31, 2010.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HMG/Courtland Properties, Inc. and Subsidiaries as of December 31, 2010, and the results of its operations and its cash flows for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/
Cherry, Bekaert & Holland, L.L.P.
Ft. Lauderdale, Florida
March 31, 2011

Provided below is a copy of the accountant’s report issued by Berenfeld Spritzer Schechter & Sheer LLP (“Berenfeld”), our former independent public accountants, in connection with the filing of our Annual Report of Form 10-K for the year ended December 31, 2009. This audit report has not been reissued by Berenfeld in connection with the filing of this Annual Report on Form 10-K for the year ended December 31, 2010. We are unable to obtain a reissued accountant’s report from Berenfeld, and we will be unable to obtain future accountant’s reports from Berenfeld because Berenfeld has discontinued its auditing practice and ceased operations.  This means that we will also be unable to obtain consents to incorporate any financial statements audited by Berenfeld into registration statements that we may file or amend in the future.  Accordingly, investors may not be able to bring an action against Berenfeld pursuant to the Securities Act of 1933 or the Securities Exchange Act of 1934 with respect to any such registration statements or with respect to this Annual Report and, therefore, any recover from Berenfeld may be limited. The ability of investors to recover from Berenfeld may also be limited as a result of Berenfeld’s financial condition.

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

/s/ Berenfeld Spritzer Shechter & Sheer LLP
Berenfeld Spritzer Shechter & Sheer LLP;
Certified Public Accountants and Advisors
March 31, 2010
Ft. Lauderdale, Florida

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES CONSOLIDATED
BALANCE SHEETS AS OF DECEMBER 31 2010 AND DECEMBER 31, 2009
	December 31,	December 31,
	2010	2009
ASSETS
Investment properties, net of accumulated depreciation:
Commercial properties	$7,259,225	$7,653,850
Hotel, club and spa facility	3,649,217	3,864,491
Marina properties	2,110,445	2,319,387
Land held for development	27,689	27,689
Total investment properties, net	13,046,576	13,865,417

Cash and cash equivalents	3,618,200	1,909,218
Cash and cash equivalents-restricted	2,379,947	2,401,546
Investments in marketable securities	2,093,109	4,508,433
Other investments	3,769,417	3,524,246
Investment in affiliate	2,813,634	2,881,394
Loans, notes and other receivables	742,411	722,210
Notes and advances due from related parties	698,341	698,341
Deferred taxes	480,000	458,000
Goodwill	5,628,627	7,728,627
Other assets	657,541	679,394
TOTAL ASSETS	$35,927,803	$39,376,826

LIABILITIES
Mortgages and notes payable	$17,509,155	$18,470,448
Accounts payable, accrued expenses and other liabilities	894,894	1,056,827
Interest rate swap contract payable	1,462,000	1,144,000
TOTAL LIABILITIES	19,866,049	20,671,275

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Excess common stock, $1 par value; 100,000 shares authorized: no shares issued	-	-
Common stock, $1 par value; 1,200,000 shares authorized and 1,023,955 issued	1,023,955	1,023,955
Additional paid-in capital	24,313,341	24,313,341
Less: Treasury stock at cost (13,529 and 2,572 shares as of December 31, 2010 and 2009, respectively)	(60,388)	(8,881)
Undistributed gains from sales of properties, net of losses	41,572,120	41,572,120
Undistributed losses from operations	(53,443,832)	(52,109,035)
Accumulated other comprehensive loss	(731,000)	(572,000)
Total stockholders' equity	12,674,196	14,219,500
Non controlling interest	3,387,558	4,486,051
TOTAL EQUITY	16,061,754	18,705,551
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,927,803	$39,376,826

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

REVENUES	2010	2009
Real estate rentals and related revenue	$1,840,699	$1,795,119
Food & beverage sales	5,616,030	6,270,728
Marina revenues	1,709,238	1,697,950
Spa revenues	477,059	503,963
Total revenues	9,643,026	10,267,760

EXPENSES
Operating expenses:
Rental and other properties	572,171	636,198
Food and beverage cost of sales	1,549,328	1,616,172
Food and beverage labor and related costs	1,399,514	1,495,471
Food and beverage other operating costs	1,909,047	2,142,587
Marina expenses	989,265	988,580
Spa expenses	431,319	539,160
Depreciation and amortization	1,012,347	1,318,329
Adviser's base fee	1,020,000	1,020,000
General and administrative	387,696	431,093
Professional fees and expenses	364,716	342,410
Directors' fees and expenses	116,278	110,844
Goodwill impairment loss	2,100,000	-
Total operating expenses	11,851,681	10,640,844

Interest expense	1,057,990	1,111,944
Total expenses	12,909,671	11,752,788

Loss before other income and income taxes	(3,266,645)	(1,485,028)

Net realized and unrealized gains from investments in marketable securities	319,426	1,125,428
Net income from other investments	324,372	153,817
Other than temporary impairment losses from other investments	(140,000)	(422,800)
Interest, dividend and other income	330,105	415,417
Total other income	833,903	1,271,862

Loss before income taxes	(2,432,742)	(213,166)

Benefit from income taxes	(22,000)	(92,000)
Net loss	(2,410,742)	(121,166)

Less: Net loss attributable to noncontrolling interest in consolidated entities	1,075,945	35,907
Net loss attributable to the Company	$(1,334,797)	$(85,259)

Other comprehensive (loss) income:
Unrealized (loss) gain on interest rate swap agreement	$(159,000)	$506,000
Total other comprehensive (loss) income	(159,000)	506,000

Comprehensive (loss) income	$(1,493,797)	$420,741

Net Income (loss) Per Common Share:
Basic and diluted	$(1.31)	$(0.08)
Weighted average common shares outstanding-Basic and diluted	1,019,571	1,021,408

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2010 AND 2009
				Undistributed			Accumulated
				Gains from Sales	Undistributed		Other			Total
	Common Stock		Additional	of Properties	Losses from	Comprehensive	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Paid-In Capital	Net of Losses	Operations	Income (loss)	Income (loss)	Shares	Cost	Equity

Balance as of January 1, 2009	1,317,535	$1,317,535	$26,585,595	$41,572,120	$(52,023,776)		$(1,078,000)	294,952	$(2,570,635)	$13,802,839

Net loss					(85,259)	(85,259)				(85,259)
Other comprehensive (loss) income:
Unrealized gain on interest rate swap contract						506,000	506,000			506,000
Comprehensive (loss) income						420,741

Purchase of treasury stock								1,200	(4,080)	(4,080)

Retirement of treasury stock	(293,580)	(293,580)	(2,272,254)					(293,580)	2,565,834

Balance as of December 31, 2009	1,023,955	1,023,955	24,313,341	41,572,120	(52,109,035)		(572,000)	2,572	(8,881)	14,219,500

Net loss					(1,334,797)	(1,334,797)				(1,334,797)
Other comprehensive (loss) income:
Unrealized loss on interest rate swap contract						(159,000)	(159,000)			(159,000)
Comprehensive (loss) income						(1,493,797)

Purchase of treasury stock								10,957	(51,507)	(51,507)

Balance as of December 31, 2010	1,023,955	$1,023,955	$24,313,341	$41,572,120	$(53,443,832)		$(731,000)	13,529	$(60,388)	$12,674,196

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to the Company	$(1,334,797)	$(85,259)
Adjustments to reconcile net loss attributable to the Company to net cash used in operating activities:
Depreciation and amortization	1,012,347	1,318,329
Net income from other investments, excluding impairment losses	(324,372)	(153,817)
Other than temporary impairment loss from other investments	140,000	422,800
Goodwill impairment loss	2,100,000	-
Net gain from investments in marketable securities	(319,426)	(1,125,428)
Net loss attributable to non controlling interest	(1,075,945)	(35,907)
Deferred income tax benefit	(22,000)	(92,000)
Provision for bad debts	100,000	200,000
Changes in assets and liabilities:
Other assets and other receivables	(498,657)	(41,714)
Accounts payable, accrued expenses and other liabilities	(135,682)	(520,288)
Total adjustments	976,265	(28,025)
Net cash used in operating activities	(358,532)	(113,284)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and improvements of properties	(167,174)	(309,396)
Decrease (increase) in notes and advances from related parties	-	(2,390)
Additions in mortgage loans and notes receivables	-	(150,000)
Collections of mortgage loans and notes receivables	263,975	12,000
Distributions from other investments	324,541	392,980
Contributions to other investments	(373,838)	(526,757)
Net proceeds from sales and redemptions of securities	3,858,978	2,089,692
Increased investments in marketable securities	(1,124,228)	(2,177,306)
Distribution from affiliate	140,012	140,012
Net cash provided by (used in) investing activities	2,922,266	(531,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgages and notes payables	(961,293)	(827,112)
Withdrawals from (deposits to) restricted cash	21,599	(11,116)
Contributions from minority partners	136,449	26,398
Purchase of treasury stock	(51,507)	(4,080)
Net cash used in financing activities	(854,752)	(815,910)

Net increase (decrease) in cash and cash equivalents	1,708,982	(1,460,359)

Cash and cash equivalents at beginning of the year	1,909,218	3,369,577

Cash and cash equivalents at end of the year	$3,618,200	$1,909,218

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$1,058,000	$1,112,000
Cash paid during the year for income taxes	$-	$-

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 and 2009

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

Courtland/Key West, Inc. (“CKWI”). This corporation is wholly owned by CII and its sole asset is a promissory note receivable from a former venture partner. The note was repaid in March of 2010.  In September 2010 this corporation terminated operations, remaining (nominal) assets were transferred to CII and CKWI was dissolved.

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

Income Taxes.  The Company’s 95%-owned subsidiary, CII, files a separate income tax return and its operations are not included in the REIT’s income tax return. The Company accounts for income taxes in accordance with ASC Topic 740, “Accounting for Income Taxes”. This requires a Company to use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred taxes only pertain to CII.  The Company (excluding CII) qualifies as a real estate investment trust and distributes its taxable ordinary income to stockholders in conformity with requirements of the Internal Revenue Code and is not required to report deferred items due to its ability to distribute all taxable income. In addition, net operating losses can be carried forward to reduce future taxable income but cannot be carried back. Distributed capital gains on sales of real estate as they relate to REIT activities are not subject to taxes; however, undistributed capital gains are taxed as capital gains.  State income taxes are not significant.

We adopted the provisions of ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes” (“FIN 48”)), on January 1, 2007. This clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC Topic 740, (“Accounting for Income Taxes”), and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2007, 2008, 2009 and 2010, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2010.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Depreciation and Amortization.   Depreciation of properties held for investment is computed using the straight-line method over the estimated useful lives of the properties, which range up to 39.5 years.  Deferred mortgage and leasing costs are amortized over the shorter of the respective term of the related indebtedness or life of the asset.  Depreciation and amortization expense for the years ended December 31, 2010 and 2009 was approximately $1,012,000 and $1,318,000, respectively. The Grove Isle yacht slips were being depreciated on a straight-line basis over their estimated useful life of 20 years and are fully depreciated.  The Monty’s marina is being depreciated on a straight-line basis over its estimated useful life of 15 years.

Fair Value of Financial Instruments
We adopted ASC Topic 820-10, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The topic provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The topic also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

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

The carrying value of financial instruments including other receivables, notes and advances due from related parties, accounts payable and accrued expenses and mortgages and notes payable approximate their fair values at December 31, 2010 and 2009, due to their relatively short terms or variable interest rates.

Cash equivalents are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of transparency. Other investments which are measured by investee’s at net asset value per share or its equivalent are also classified within Level 2. The fair value of the interest rate swap contract payable is based on value provided by issuing bank on a monthly basis (Level 2).

The valuation of other investments not included above requires significant judgment by the Company’s management due to the absence of quoted market values, inherent lack of liquidity and long-term nature of such assets and have been classified within Level 3.  Such investments are valued initially based upon transaction price.  Valuations are reviewed periodically utilizing available market data and additional factors to determine if the carrying value of these investments should be adjusted.  In determining valuation adjustments, emphasis is placed on market participants’ assumptions and market-based information over entity-specific information.

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

Marketable securities from time to time are pledged as collateral pursuant to broker margin requirements.  At December 31, 2010 and 2009 there are no margin balances outstanding.

Notes and other receivables.  Management periodically performs a review of amounts due on its notes and other receivable balances to determine if they are impaired based on factors affecting the collectability of those balances. Management's estimates of collectability of these receivables requires management to exercise significant judgment about the timing, frequency and severity of collection losses, if any, and the underlying value of collateral, which may affect recoverability of such receivables.  As of December 31, 2010 and 2009 the Company has an allowance for bad debt of $150,000 and $50,000, respectively.  This is related to one tenant at the Monty’s property.

Equity investments.  Investments in which the Company does not have a majority voting or financial controlling interest but has the ability to exercise influence are accounted for under the equity method of accounting, even though the Company may have a majority interest in profits and losses. The Company follows ASC Topic 323-30 in accounting for its investments in limited partnerships.  This guidance requires the use of the equity method for limited partnership investments of more than 3 to 5 percent.

The Company has no voting or financial controlling interests in its other investments which include entities that invest venture capital funds in growth oriented enterprises.  These other investments are carried at cost less adjustments for other than temporary declines in value.

Comprehensive Income (Loss).  The Company reports comprehensive income (loss) in both its consolidated statements of comprehensive income and the consolidated statements of changes in stockholders' equity.  Comprehensive income (loss) is the change in equity from transactions and other events from nonowner sources.  Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). For the years ended December 31, 2010 and 2009 comprehensive loss consisted of unrealized (loss) gain from interest rate swap contract of ($159,000) and $506,000, respectively.

Loss per common share. Net loss per common share (basic and diluted) is based on the net loss income divided by the weighted average number of common shares outstanding during each year.  Diluted net loss per share includes the dilutive effect of options to acquire common stock.  Common shares outstanding include issued shares less shares held in treasury.

Gain on Sales of Properties.  Gain on sales of properties is recognized when the minimum investment requirements have been met by the purchaser and title passes to the purchaser.  There were no sales of property in 2010 and 2009.

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

As of December 31, 2010 the Company had approximately $1.9 million in excess of insured limits in one bank. The federally insured limit is presently $250,000.

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

Goodwill.
The Company’s goodwill balance as of December 31, 2010 relates entirely to its 2004 acquisition of 50% of the Monty’s restaurant, marina and office rental facility located in Miami, Florida.

Goodwill is recorded at its carrying value and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of goodwill might not be recoverable.  The goodwill impairment analysis is a two-step process. The first step used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered to not be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. The second step of the process involves the calculation of an implied fair value of goodwill for each reporting unit for which step one indicated a potential impairment. The implied fair value of goodwill is determined by measuring the excess of the estimated fair value of the reporting unit as calculated in step one, over the estimated fair values of the individual assets, liabilities and identified intangibles.

We estimate fair value for the reporting unit using an income approach. The income approach is based on projected debt-free cash flow which is discounted to the present value using discount factors that consider the timing and risk of cash flows. The Company believes that this approach is appropriate because it provides a fair value estimate based upon the reporting unit's expected long-term operating cash flow performance. This approach also mitigates the impact of cyclical trends that occur in the industry. Fair value is estimated using prior actual results of operations, internally-developed forecasts, inflation, and discount rate assumptions. The discount rate used is the value-weighted average of the Company's estimated cost of equity and of debt (“cost of capital”) derived using, both known and estimated, customary market metrics. Other significant assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements; which uses a discounted cash flow model that considers assumptions that marketplace participants would use in their estimates of fair value, current period actual results, and forecasted results for future periods that have been reviewed by senior management.

During the last three years total revenues from the Monty’s operations have declined by approximately 11% (from 2008 through 2010).  This was primarily related to the general slowdown in the U.S. economy.  Consumer spending overall is significantly down as compared with historical trends.  The South Florida region has been particularly impacted by a decrease in tourism-related and other discretionary consumer spending. The restaurant and marina industries in our market have experienced steep declines, which has resulted in our estimates being significantly below prior forecasts.

In preparing our current forecasts, we have moderated our estimates to more closely approximate recent actual results.  We have also increased the discount rate used in valuing the Monty’s real estate operations to reflect increased risk relating to tenant attrition and other factors.  We have kept our long term growth rate at a conservative 3% while lowering our long term inflation rate estimate from 3% to 2%. Management and other administrative costs were forecast to further decline in 2011 due to a more cost effect management structure.  While there are inherent uncertainties related to the assumptions used and to management's application of these assumptions to this analysis, the Company believes that the income approach provides a reasonable estimate of the fair value of its reporting units.

The Company elected an annual goodwill impairment testing date of December 31.  Our 2010 annual goodwill impairment test indicated a significant decline in the fair value of the Monty’s reporting unit.  As discussed above, the decline in fair value resulted from unfavorable operating results which required changes in prior estimates used to value the real estate operations.

As of the filing of this report we have not completed the second step of the impairment test, however we believe that the impairment is probable and can be reasonably estimated and accordingly have recognized a goodwill impairment loss of $2.1 million as of December 31, 2010.  The measurement of the impairment loss is based on best estimates.  Any adjustment to that estimated loss based on the completion of the measurement of the impairment loss shall be recognized in the subsequent reporting period.

There is a high degree of uncertainty associated with the following key assumptions. Management believes the most significant assumption which would have an effect on the estimated fair value of goodwill is the long-term projected revenue growth rate, discount rates  and cost of debt that were used to arrive at the fair value.

The Company estimates that a one percentage point increase (decrease) in these long-term projected assumptions would impact the fair value of the reporting unit as follows (000’s):

	Increase in assumptions		Decrease in assumptions
	1%	2%	-1%	-2%
Growth rate	$1,795	$4,113	$(1,434)	$(2,604)
Cost of debt	$(566)	$(1,094)	$608	$1,261
Discount rate	$(1,626)	$(2,962)	$2,023	$4,614

Our estimates of fair value are subject to change as a result of many factors including, among others, any changes in our business plans, changing economic conditions and the competitive environment.  Should actual cash flows and our future estimates vary adversely from those estimates we use, we may be required to recognize goodwill impairment charges in future years.

Other intangible assets:
Deferred loan costs are amortized on a straight line basis over the life of the loan.  This method approximates the effective interest rate method.

Reclassifications.  Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the current year's presentation.

Non controlling Interest. Non controlling interest (formerly referred to as minority interest) represents the non controlling or minority partners' proportionate share of the equity of the Company's majority owned subsidiaries. A summary for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009
Non controlling interest balance at beginning of year	$4,486,000	$3,990,000
Non controlling partners’ interest in operating losses of consolidated subsidiaries	(1,076,000)	(36,000)
Net contributions from non controlling partners	136,000	26,000
Unrealized (loss) gain on interest rate swap agreement	(159,000)	506,000
Other	-	-
Non controlling interest balance at end of year	$3,387,000	$4,486,000

Revenue Recognition.  The Company is the lessor of various real estate properties.  All of the lease agreements are classified as operating leases and accordingly all rental revenue is recognized as earned based upon total fixed cash flow over the initial term of the lease, using the straight line method.  Percentage rents, if applicable, are based upon tenant sales levels for a specified period and are recognized on the accrual basis, based on the lessee’s sales.  Reimbursed expenses for real estate taxes, common area maintenance, utilities and insurance are recognized in the period in which the expenses are incurred, based upon the provisions of the tenant’s lease. In addition to base rent, the Company may receive participation rent consisting of a portion of the tenant’s operating surplus, as defined in the lease agreement.  Participation rent is due at the end of each lease year and recognized if and when earned.

Revenues earned from restaurant and spa operations are realized in cash or cash equivalents with an insignificant amount of customer receivables. We record revenues from recurring food and beverage sales upon sale and record revenues from recurring spa related sales upon performance of spa service or sale of spa product.  Marina revenues are earned in accordance with dockage rental agreements.  We report our sales net of sales tax and service charges.

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

Share-Based Compensation.
The Company accounts for share-based compensation in accordance with ASC Topic 718 “Share-Based Payments”. The Company has used the Black-Scholes option pricing model to estimate the fair value of stock options on the dates of grant.

Recent Accounting Pronouncements.

In June 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance on accounting for transfers of financial assets which removes the concept of a qualifying special-purpose entity (QSPE) and clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company adopted the new accounting guidance beginning January 1, 2010. This new accounting guidance did not have a significant impact on the Company’s financial position, cash flows or results of operations.

In June 2009, the FASB issued new accounting guidance which revises the approach to determining the primary beneficiary of a variable interest entity (VIE) to be more qualitative in nature and requires companies to more frequently reassess whether they must consolidate a VIE. The Company adopted the new accounting guidance beginning January 1, 2010. This new accounting guidance did not have a significant impact on the Company’s financial position, cash flows or results of operations.

In October 2009, the FASB issued authoritative guidance about the accounting for revenue contracts containing multiple elements, allowing the use of companies’ estimated selling prices as the value for deliverable elements under certain circumstances and to eliminate the use of the residual method for allocation of deliverable elements. This guidance is effective for the Company beginning January 1, 2011. The Company does not expect that this standard will have a significant impact on its financial position or results of operations.

In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The Company adopted the new accounting guidance beginning January 1, 2010. This update had no impact on the Company’s financial position, cash flows or results of operations.

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). This ASU requires enhanced disclosures with disaggregated information regarding the credit quality of an entity’s financing receivables and its allowance for credit losses. The update also requires disclosure of credit quality indicators, past due information, and modifications of financing receivables. This ASU is effective for interim and annual reporting periods ending after December 15, 2010. The Company adopted this ASU beginning with its annual reporting period ended December 31, 2010. This new accounting guidance did not have a significant impact on the Company’s financial position, cash flows or results of operations.

In December 2010, the FASB issued a new standard addressing the disclosure of supplemental pro forma information for business combinations that occur during the current year.  The new standard requires public entities that present comparative financial statements to disclose the revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the prior annual reporting period.  The standard is effective for the Company as of January 1, 2011. The Company does not expect it will have a material impact on its financial position or results of operations.

2. INVESTMENT PROPERTIES

The components of the Company’s investment properties and the related accumulated depreciation information follow:
	December 31, 2010
		Accumulated
	Cost	Depreciation	Net
Commercial Properties:
Monty’s restaurant and retail mall (Coconut Grove, FL) - Building & Improvements (1)	$7,011,747	$1,213,284	$5,798,463
Monty’s restaurant and retail mall (Coconut Grove, FL) - furniture, fixtures and equipment (F,F &E) (1)	1,876,377	1,267,012	609,365
Corporate Office - (Coconut Grove, FL) – Building	645,362	230,514	414,848
Corporate Office – (Coconut Grove, FL) – Land	325,000	-	325,000
Other (Montpelier, Vermont) – Buildings	52,000	52,000	-
Other (Montpelier, Vermont) - Land and improvements (5.4 acres)	111,549	-	111,549
	10,022,035	2,762,810	7,259,225
Grove Isle Hotel, club and spa facility (Coconut Grove, FL):
Land	1,338,518	-	1,338,518
Hotel and club building and improvements	6,842,732	6,251,062	591,670
Spa building and improvements	2,329,778	655,677	1,674,101
Spa furniture, fixtures and equipment	436,107	391,179	44,928
	10,947,135	7,297,918	3,649,217
Marina Properties (Coconut Grove, FL):
Monty’s marina - 132 slips and improvements (1)	3,483,225	1,380,912	2,102,313
Grove Isle marina furniture, fixtures and equipment (6 slips company owned, 79 privately owned)	333,334	325,202	8,132
	3,816,559	1,706,114	2,110,445
Land Held for Development:
Hopkinton, Rhode Island (approximately 50 acres)	27,689	-	27,689
	27,689	-	27,689

Totals	$24,813,418	$11,766,842	$13,046,576

(1)
The Monty’s property is subject to a ground lease with the City of Miami, Florida expiring in 2035.  Lease payments due under the lease consist of percentage rent ranging from 8% to 15% of gross revenues from various components of the property.

	December 31, 2009
		Accumulated
	Cost	Depreciation	Net
Commercial Properties:
Monty’s restaurant and retail mall (Coconut Grove, FL) - Building & Improvements (1)	$6,906,528	$918,810	$5,987,718
Monty’s restaurant and retail mall (Coconut Grove, FL) - furniture, fixtures and equipment (F,F &E) (1)	1,870,487	1,069,320	801,167
Corporate Office - (Coconut Grove, FL) – Building	645,362	213,935	431,427
Corporate Office – (Coconut Grove, FL) – Land	325,000	-	325,000
Other (Montpelier, Vermont) – Buildings	52,000	52,000	-
Other (Montpelier, Vermont) - Land and improvements (5.4 acres)	108,538	-	108,538
	9,907,915	2,254,065	7,653,850
Grove Isle Hotel, club and spa facility (Coconut Grove, FL):
Land	1,338,518	-	1,338,518
Hotel and club building and improvements	6,819,032	6,144,872	674,160
Spa building and improvements	2,318,170	538,042	1,780,128
Spa furniture, fixtures and equipment	436,107	364,422	71,685
	10,911,827	7,047,336	3,864,491
Marina Properties (Coconut Grove, FL):
Monty’s marina - 132 slips and improvements (1)	3,465,480	1,158,519	2,306,961
Grove Isle marina furniture, fixtures and equipment (6 slips company owned, 79 privately owned)	333,334	320,908	12,426
	3,798,814	1,479,427	2,319,387
Land Held for Development:
Hopkinton, Rhode Island (approximately 50 acres)	27,689	-	27,689
	27,689	-	27,689

Totals	$24,646,245	$10,780,828	$13,865,417

3. MONTY’S RESTAURANT, MARINA AND OFFICE/RETAIL PROPERTY, COCONUT GROVE, FLORIDA

The Company owns a 50% equity interest in two entities, Bayshore Landing, LLC (“Landing”) and Bayshore Rawbar, LLC (“Rawbar”), (collectively, “Bayshore”) which own and operate a restaurant, office/retail and marina property located in Coconut Grove (Miami), Florida known as Monty’s (“Monty’s”). The other 50% owner of Bayshore is The Christoph Family Trust (“CFT”). Members of CFT are experienced real estate and marina operators.  The Monty’s property is subject to a ground lease with the City of Miami, Florida which expires on May 31, 2035.  Under the lease Bayshore pays percentage rents ranging from 8% to 15% of gross revenues from various components of the project.  Total rent paid for the years ended December 31, 2010 and 2009 was approximately $829,000 and $885,000, respectively.

The Monty’s property consists of a two story building with approximately 40,000 rentable square feet and approximately 3.7 acres of submerged land with a 132-boat slip marina. It includes a 16,000 square foot indoor-outdoor raw bar restaurant and 24,000 square feet of office/retail space of which approximately 22,000 were leased to tenants operating boating and marina related businesses as of December 31, 2010.

The excess of capitalized cost assigned to specific assets over the 2004 purchase price of Monty’s was recorded as goodwill.  Since goodwill is an indefinite-lived intangible asset it is reviewed for impairment at each reporting period or whenever an event occurs or circumstances change that would more likely than not reduce fair value below carrying amount. Goodwill is carried at historical cost if its estimated fair value is greater than its carrying amounts.  However, if its estimated fair value is less than the carrying amount, goodwill is reduced to its estimated fair value through an impairment charge to the consolidated statements of comprehensive income.  For the year ended December 31, 2010 the Company recognized a loss from goodwill impairment of $2.1 million (reference is made to Note 1. Summary of Significant Accounting Policies).

Since the acquisition in August 2004, improvements totaling approximately $6.3 million have been made to the Monty’s property, net of disposals.  These improvements primarily consisted of the expansion of the restaurant to provide an indoor area, improvements to the office/retail space which includes approximately 24,000 square feet leased or available for lease as of December 31, 2010 and parking lot and landscaping improvement to the property.

The Monty’s property was purchased with proceeds from an acquisition and construction bank loan secured by the property in the amount of $13.3 million plus approximately $3.9 million in cash.  As of December 31, 2010 and 2009 the outstanding balance of the loan was $10.5 million and $11.2 million, respectively. The original loan called for monthly principal payments necessary to fully amortize the principal amount over the remaining life of the loan maturing in February 2021, plus accrued interest. The outstanding principal balance of the bank loan bears interest at a rate of 2.45% per annum in excess of the one-month LIBOR Rate. In March 2011the terms of this loan were modified and the principal balance was paid down by approximately $1.6 million to $8.8 million. The modified loan calls for substantially equal monthly installments of principal and interest in the amount required to repay the loan in full amortized over a hypothetical 15-year term, at the same interest rate as the original loan.  All remaining principal and interest shall be due on the maturity date of August 19, 2020.  As a result of the loan modification Bayshore’s debt service will decrease by approximately $40,000 per month.  In conjunction with the original loan Bayshore entered into an interest rate swap agreement with the same lender to manage their exposure to interest rate fluctuation through the entire term of the mortgage.  The effect of the swap agreement is to provide a fixed interest rate of 7.57%.  The March 2011 loan modification required the swap contract liability to be paid down by $198,000 in the same proportion as the amount of loan principal paid down.

Summarized combined statements of income for Landing and Rawbar for the years ended December 31, 2010 and 2009 are presented below (Note: the Company’s ownership percentage in these operations is 50%):

Summarized combined statements of income Bayshore Landing, LLC and Bayshore Rawbar, LLC	For the year ended December 31, 2010	For the year ended December 31, 2009

Revenues:
Food and Beverage Sales	$5,616,000	$6,271,000
Marina dockage and related	1,209,000	1,187,000
Retail/mall rental and related	593,000	549,000
Total Revenues	7,418,000	8,007,000

Expenses:
Cost of food and beverage sold	1,549,000	1,616,000
Labor and related costs	1,205,000	1,294,000
Entertainers	194,000	201,000
Other food and beverage related costs	596,000	611,000
Other operating costs (including bad debts)	260,000	333,000
Repairs and maintenance	286,000	281,000
Insurance	557,000	608,000
Management fees	-	133,000
Utilities	263,000	306,000
Rent	929,000	885,000
Interest expense, net of interest income	829,000	873,000
Depreciation	715,000	756,000
Goodwill impairment loss (a)	2,100,000	-
Total Expenses	9,483,000	7,897,000

Net (loss) income	$(2,065,000)	$110,000

(a) Reference is made to Note 1. Summary of Significant Accounting Policies

4.     INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities consist primarily of large capital corporate equity and debt securities in varying industries or issued by government agencies with readily determinable fair values (see table below).  These securities are stated at market value, as determined by the most recently traded price of each security at the balance sheet date. Consistent with the Company's overall current investment objectives and activities its entire marketable securities portfolio is classified as trading. Accordingly all unrealized gains and losses on this portfolio are recorded in the consolidated statements of comprehensive income. For the years ended December 31, 2010 and 2009 net unrealized (loss) gain on trading securities were approximately ($86,000) and $1,129,000, respectively.

	December 31, 2010			December 31, 2009
	Cost	Fair	Unrealized	Cost	Fair	Unrealized
Description	Basis	Value	Gain (loss)	Basis	Value	Gain (loss)
Real Estate Investment Trusts	$197,000	$170,000	$(27,000)	$435,000	$444,000	$9,000

Mutual Funds	413,000	427,000	14,000	749,000	670,000	(79,000)

Other Equity Securities	681,000	767,000	86,000	1,438,000	1,547,000	109,000

Total Equity Securities	1,291,000	1,364,000	73,000	2,622,000	2,661,000	39,000

Debt Securities	663,000	729,000	66,000	1,662,000	1,848,000	186,000

Total	$1,954,000	$2,093,000	$139,000	$4,284,000	$4,509,000	$225,000

As of December 31, 2010, debt securities are scheduled to mature as follows:

	Cost	Fair Value
2011 – 2015	$437,000	$472,000
2021 – thereafter	226,000	257,000
	$663,000	$729,000

Net gain from investments in marketable securities for the years ended December 31, 2010 and 2009 is summarized below:

Description	2010	2009
Net realized gain (loss) from sales of marketable securities	$405,000	$(4,000)
Net unrealized (loss) gain from marketable securities	(86,000)	1,129,000
Total net gain from investments in marketable securities	$319,000	$1,125,000

Net realized gain from sales of marketable securities consisted of approximately $662,000 of gains net of $257,000 of losses for the year ended December 31, 2010.  The comparable amounts in fiscal year 2009 were gains of approximately $261,000 net of $265,000 of losses.

Consistent with the Company’s overall current investment objectives and activities the entire marketable securities portfolio is classified as trading (as defined by U.S. generally accepted accounting principles).  Unrealized gains or loss of marketable securities on hand are recorded in the consolidated statements of comprehensive income.

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

5. OTHER INVESTMENTS

The Company’s other investments consist primarily of nominal equity interests in various privately-held entities, including limited partnerships whose purpose is to invest venture capital funds in growth-oriented enterprises.  The Company does not have significant influence over any investee and the Company’s investment represents less than 3% of the investee’s ownership.  None of these investments meet the criteria of accounting under the equity method and accordingly are carried at cost less distributions and other than temporary unrealized losses.

The Company’s portfolio of other investments consists of approximately 25 individual investments primarily in limited partnerships with varying investment objectives and focus. Management has categorized these investments by investment focus: technology & communications, diversified businesses/distressed debt, real estate related, stock & debt funds.

As of December 31, 2010 and 2009 other investments had an aggregate carrying value of $3.8 million and $3.5 million, respectively.  The Company has committed to fund an additional approximately $665,000 as required by agreements with the investees.  The carrying value of these investments is equal to contributions less distributions and loss valuation adjustments.  During the years ended December 31, 2010 and 2009 the Company made contributions of approximately $374,000 and $527,000, respectively, and received distributions from these investments of $324,000 and $393,000, respectively.

The Company’s other investments are summarized below.

	Carrying values as of December 31,
Investment Focus	2010	2009
Venture capital funds – technology and communications	$469,000	$526,000
Venture capital funds – diversified businesses	1,461,000	1,386,000
Real estate and related	1,539,000	1,362,000
Other	300,000	250,000
Totals	$3,769,000	$3,524,000

The Company regularly reviews the underlying assets in its investment portfolio for events, including but not limited to bankruptcies, closures and declines in estimated fair value, that may indicate the investment has suffered other-than-temporary decline in value.  When a decline is deemed other-than-temporary, an investment loss is recognized.

Net income from other investments is summarized below (excluding other than temporary impairment loss):

	2010	2009
Partnerships owning stocks and bonds (a)	$15,000	$22,000
Venture capital funds – diversified businesses (b)	227,000	31,000
Venture capital funds – technology & communications	6,000	12,000
Income from investment in 49% owned affiliate (c)	72,000	74,000
Other	5,000	15,000
Total net income from other investments	$324,000	$154,000

(a)	In 2010 and 2009 amounts consist of gains from the full redemption of investments in private equity funds that invested in equities, debt or debt like securities.
(b)	2010 amount primarily consists of $177,000 cash distribution received in February 2010 from our investments in a private limited partnerships which sold a business in the plastics container industry.
(c)
This gain represents income from the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”). The increase in income is due to increase net income of TGIF as a result of reduced operating expenses. TGIF has paid cash dividends to its shareholders in November 2010 and December 2009. The Company’s dividend amount for 2010 and 2009 was $140,000. These dividends were recorded as reduction in the investment carrying value as required under the equity method of accounting for investments.

Other than temporary impairment losses from other investments
For the years ended December 31, 2010 and 2009 approximately$140,000 and $423,000, respectively, of valuation losses from other than temporary impairment losses from other investments were recorded. In 2010 this primarily consisted of valuation losses of $50,000 from one private partnerships investing in technology and communication business, $40,000 from one private partnerships investing in diversified businesses and $50,000 from three investments in private partnerships owning real estate. In 2009 the valuation losses consisted of $150,000 from two private partnerships investing in technology and communication business, $130,000 from two private partnerships investing in diversified businesses and $138,000 from three investments in private partnerships owning real estate.

	2010	2009
Venture capital funds – diversified businesses (a)	$(40,000)	$(130,000)
Real estate and related (b)	(50,000)	(138,000)
Venture capital funds – technology & communications (c)	(50,000)	(150,000)
Other	-	(5,000)
Total other than temporary impairment loss from other investments	$(140,000)	$(423,000)

(a)
In 2010 amount consist of write downs of one investment in private limited partnerships owning real diversified businesses. This investment experienced other than temporary impairment in value of approximately $40,000, and was written down to fair value. In 2009 amount primarily consists of write downs of two investments in private limited partnerships owning diversified businesses. These investments experienced other than temporary impairment in value of approximately $130,000.

(b)
In 2010 amount consist of write down of one investment in a real estate private limited partnership.  This investment experienced an other than temporary impairment in value of approximately $50,000 and was written down to fair value.  In 2009 amount primarily consists of write downs of three investments in real estate private limited partnerships. These investments experienced other than temporary impairment in value of approximately $138,000.

(c)
In 2010 amount consist of write down of one investment in a limited partnership owning technology related entities.  This investment experienced an other than temporary impairment in value of approximately $50,000 and was written down to fair value.  In 2009 amount primarily consists of write downs of two investments in private limited partnerships owning technology related entities. These investments experienced other than temporary impairment in value of approximately $150,000.

Net gain or loss from other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net earnings. However, the amount of investment gain or loss from other investments for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

In accordance with ASC Topic 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the recognition guidance for other-than-temporary impairments (“OTTI”) of debt securities and expands the financial statement disclosure for OTTI on debt and equity securities (this only applies to the Company’s other investments, not its investment in marketable equity and debt securities for which mark to market adjustments are already recorded in the Company’s income statement ).

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2010 and December 31, 2009, aggregated by investment category and the length of time that investments have been in a continuous loss position:

	As of December 31, 2010
	Less than 12 Months		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$-	$-	$52,000	$(34,000)	$52,000	$(34,000)
Partnerships owning diversified businesses	-	-	737,000	(104,000)	737,000	(104,000)
Partnerships owning real estate and related investments	-	-	398,000	(105,000)	398,000	(105,000)
Total	$-	$-	$1,187,000	$(243,000)	$1,187,000	$(243,000)

	As of December 31, 2009
	Less than 12 Months		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$17,000	$(9,000)	$80,000	$(30,000)	$97,000	$(39,000)
Partnerships owning diversified businesses	425,000	(105,000)	100,000	(15,000)	525,000	(120,000)
Partnerships owning real estate and related investments	281,000	(164,000)	-	-	281,000	(164,000)
Total	$723,000	$(278,000)	$180,000	$(45,000)	$903,000	$(323,000)

6.  INTEREST RATE SWAP CONTRACT

The Company is exposed to interest rate risk on its Bayshore bank loan.  In 2004 in order to minimize the effect of changes in interest rates, Bayshore entered into an interest rate swap contract under which it agrees to pay an amount equal to a specified rate of 7.57% times a notional principal approximating the outstanding loan balance, and to receive in return an amount equal to 2.45% plus the one-month LIBOR Rate times the same notional amount.  The Company designated this interest rate swap contract as a cash flow hedge.  As of December 31, 2010 and 2009 the fair value of the cash flow hedge was a loss of approximately $1,462,000 and $1,144,000, respectively, which has been recorded as other comprehensive loss and will be reclassified to interest expense over the life of the swap contract. In March 2011 the terms of the Bayshore bank loan were modified and the swap contract liability at the date of modification to be paid down by $198,000 in the same proportion as the loan principal paid down.

The following tables present the required disclosures in accordance with ASC Topic 815-10:

Fair Values of Derivative Instruments:	Liability Derivative
	December 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:

Interest rate swap contract	Liabilities	$1,462,000	Liabilities	$1,144,000
Total derivatives designated as hedging instruments		$1,462,000		$1,144,000

The Effect of Derivative Instruments on the Statements of Comprehensive Income
for the Years Ended December 31, 2010 and 2009:

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)
	For the year ended December 31, 2010	For the year ended December 31, 2009
Interest rate swap contracts	$(159,000)	$506,000
Total	$(159,000)	$506,000

7. FAIR VALUE INSTRUMENTS
In accordance with ASC Topic 820, the Company measures cash and equivalents, marketable debt and equity securities and interest rate swap contract at fair value on a recurring basis. Other investments and goodwill are measured at fair value on a nonrecurring basis.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis during the year ended December 31, 2010, using quoted prices in active markets for identical assets (Level 1) and significant other observable inputs (Level 2).  For the year ended December 31, 2010 there were no major assets or liabilities measured at fair value on a recurring basis which use significant unobservable inputs (Level 3):

	Fair value measurement at reporting date using
	Total	Quoted Prices in Active	Significant Other	Significant
	December 31,	Markets for Identical Assets	Observable Inputs	Unobservable Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Time deposits	$53,190	-	$53,190	-
Money market mutual funds	2,450,568	$2,450,568	-	-
Cash equivalents – restricted:
Money market mutual funds	2,379,947	2,379,947	-	-
Marketable securities:
Corporate debt securities	729,499	-	729,499	-
Marketable equity securities	1,363,610	1,363,610	-	-
Total assets	$6,976,814	$6,194,125	$782,689	-

Liabilities:
Interest rate swap contract	1,462,000	-	1,462,000	-
Total liabilities	$1,462,000	-	$1,462,000	-

Carrying amount is the estimated fair value for corporate debt securities and time deposits based on a market-based approach using observable (Level 2) inputs such as prices of similar assets in active markets.  The fair value of the interest rate swap contract payable is based on value provided by issuing bank on a monthly basis.

The following are the major categories of assets and liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2010.  This category includes other investments and goodwill which are measured using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

	Fair value measurement at reporting date using				Total gains
	Total	Quoted Prices in Active	Significant Other	Significant	(losses) for
	December 31,	Markets for Identical Assets	Observable Inputs	Unobservable Inputs	year ended
Description	2010	(Level 1)	(Level 2) (a)	(Level 3) (b)	12/31/2010
Assets:
Other investments by investment focus:
Technology & Communication	$469,359	$-	$469,359	$-	$(44,275)
Diversified businesses	1,461,390	-	1,461,390	-	186,796
Real estate and related	1,538,668	-	538,285	1,000,383	(44,910)
Other	300,000	-	—	300,000	$14,510
	$3,769,417	$-	$2,469,034	$1,300,383	$112,121

Goodwill (Bayshore)	5,628,000			5,628,000	(2,100,000)
Total assets	$9,397,417	$-	$2,469,034	$6,928,383	$(1,987,879)

(a)
Other investments measured at fair value on a non-recurring basis include investments in certain entities that calculate net asset value per share (or its equivalent such as member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed, “NAV”).  This class primarily consists of private equity funds that have varying investment focus.  These investments can never be redeemed with the funds. Instead, the nature of the investments in this class is that distributions are received through the liquidation of the underlying assets of the fund.  If these investments were held it is estimated that the underlying assets of the fund would be liquidated over 5 to 10 years.  As of December 31, 2010, it is probable that all of the investments in this class will be sold at an amount different from the NAV of the Company’s ownership interest in partners’ capital.  Therefore, the fair values of the investments in this class have been estimated using recent observable information such as audited financial statements and/or statements of partners’ capital obtained directly from investees on a quarterly or other regular basis.  For the year ended December 31, 2010 the Company has reclassified these investments from Level 3 to Level 2 fair value measurements.  This was the result of reevaluating the nature of observable inputs available to measure these investments.  As of December 31, 2010 the amount of the Company’s unfunded commitments related to the aforementioned investments is approximately $665,000.

(b)
This class of other investments above which are measured on a nonrecurring basis using Level 3 unobservable inputs consist of investments primarily in commercial real estate in Florida through private partnerships and two investments in the stock of private banks in Florida and Texas.  The Company does not know when it will have the ability to redeem the investments and has categorized them as a Level 3 fair value measurement.  The Level 3 real estate and related investments of approximately $1 million primarily consist of one investment in a commercial building located near the Company’s offices purchased in 2005.  This investment is measured using primarily inputs provided by the managing member of the partnerships with whom the Company has done similar transactions in the past and is well known to management.  The fair values of these real estate investments have been estimated using the net asset value of the Company’s ownership interest in partners’ capital. There have been no gains or losses realized or unrealized relating to these investments.  The investments in private bank stocks include a private bank and trust located in Coral Gables, Florida in the amount of $250,000 made in 2009, and a $50,000 investment in a bank located in El Campo, Texas made in 2010. The fair values of these bank stock investments have been estimated using the cost method less distributions received and other than temporary impairments. This investment is valued using inputs provided by the management of the banks.

Goodwill is valued as described in our summary of significant accounting policies. For the year ended December 31, 2010 the Company recognized a loss from goodwill impairment of $2.1 million as further described in Note 1. Summary of Significant Account Policies.

8.   INVESTMENT IN AFFILIATE
Investment in affiliate consists of CII’s 49% equity interest in T.G. I.F. Texas, Inc. (T.G.I.F.).  T.G.I.F. is a Texas Corporation which holds promissory notes receivable from its shareholders, including CII and Maurice Wiener, the Chairman of the Company and T.G.I.F.  Reference is made to Note 10 for discussion on notes payable by CII to T.G. I.F. This investment is recorded under the equity method of accounting.  For the years ended December 31, 2010 and 2009 income from investment in affiliate amounted to approximately $72,000 and $74,000, respectively and is included in net income from other investments in the consolidated statements of comprehensive income.  In December 2010 and 2009 T.G.I.F. declared and paid a cash dividend of $.05 per share.  CII’s dividend amount received was $140,000 in 2010 and 2009. This dividend is recorded as a reduction in the carrying amount of CII investment in T.G.I.F. as required under the equity method of accounting.

9.  LOANS, NOTES AND OTHER RECEIVABLES

	As of December 31,
Description	2010	2009
Rent due from Grove Isle tenant (a)	$216,000	-
Promissory note and accrued interest due from individual (b)	205,000	$403,000
Rent due from Bayshore tenants (c)	223,000	111,000
Mortgage loan participation (d)	-	111,000
Other	98,000	97,000
Total loans, notes and other receivables	$742,000	$722,000

(a)
As of December 31, 2010, the lessee had amounts due to the Company of approximately $216,000 representing two months outstanding rent and other related charges.  In January and February of 2011 the tenant made all payments due under the lease and no amounts presently remain past due.

(b)
In December 2007 the Company loaned $400,000 to a local real estate developer who is well known to the Company and which loan is secured by numerous real estate interests.  In 2010 $197,000 of principal payments were received.  The loan calls for interest only payments at an annual rate of 9% with all principal due on June 30, 2011 (as extended). All interest payments due have been received.

(c)
Rent due from Bayshore tenants are primarily from one marina tenant.  For the years ended December 31, 2010 and 2009 a provision for bad debt of $100,000 and $50,000, respectively has been recorded. This tenant’s lease was amended in December 2010 and the number of slips rented to this tenant was significantly reduced. The tenant is current on all payments due under amended lease.

(d)
In September 2010 as a result of the foreclosure and subsequent purchase on the underlying collateral the Company’s 3% loan participation was converted to an interest in a partnership owning real estate and was reclassified to other investments (Level 3). The property acquired is located in Miami, Florida and consists of 3.3 acres with 14,000 square feet of commercial space and ten residential homes which can be used for professional office space. The Company does not believe there has been an impairment in the value of this asset and believes it will ultimately recover its investment upon the sale of the property.

10. NOTES AND ADVANCES DUE FROM AND TRANSACTIONS WITH RELATED PARTIES

The Company has an agreement (the "Agreement") with HMG Advisory Corp. (the "Adviser") for its services as investment adviser and administrator of the Company's affairs.  All officers of the Company who are officers of the Adviser are compensated solely by the Adviser for their services.

The Adviser is majority owned by Mr. Wiener, the Company’s Chairman, with the remaining shares owned by certain individuals including Mr. Rothstein.  The officers and directors of the Adviser are as follows: Maurice Wiener, Chairman of the Board and Chief Executive Officer; Larry Rothstein, President, Treasurer, Secretary and Director; and Carlos Camarotti, Vice President - Finance and Assistant Secretary.

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

In 2010 the shareholders approved the renewal and amendment of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2011, and expiring December 31, 2011.

For the years ended December 31, 2010 and 2009, the Company and its subsidiaries incurred Adviser fees of approximately $1,020,000. There was no incentive compensation for 2010 and 2009. The Adviser is also the manager for certain of the Company's affiliates and received management fees of approximately $19,000 in 2010 and 2009 for such services.

At December 31, 2010 and 2009, the Company had amounts due from the Adviser and subsidiaries of approximately $398,000. The amount due from the Adviser and subsidiaries bears interest at prime plus 1% and is due on demand.

The Adviser leases its executive offices from CII pursuant to a lease agreement.  This lease agreement calls for base rent of $48,000 per year payable in equal monthly installments.  Additionally, the Adviser is responsible for all utilities, certain maintenance, and security expenses relating to the leased premises.  The lease term is five years, expiring in November 2014.

In August 2004 HMG Advisory Bayshore, Inc. (“HMGABS”) (a wholly owned subsidiary of the Adviser) was formed for the purposes of overseeing the Monty’s restaurant operations acquired in August 2004.

The Company, through its 75% owned joint venture South Bayshore Associates (“SBA”), has a note receivable from Transco (a 42% shareholder of the Company) of $300,000.  This note bears interest at the prime rate and is due on demand.

Mr. Wiener is an 18% shareholder and the chairman and director of T.G.I.F. Texas, Inc., a 49% owned affiliate of CII (See Note 8).  As of December 31, 2010 and 2009, T.G.I.F. had amounts due from CII in the amount of approximately $3,382,000 and $3,561,000, respectively.  These amounts are due on demand and bear interest at the prime rate.  All interest due has been paid.

T.G.I.F. also owns 10,000 shares of the Company’s common stock it purchased at market value in 1996.

As of December 31, 2010 and 2009 T.G.I.F. had amounts due from Mr. Wiener in the amount of approximately $707,000.  These amounts bear interest at the prime rate and principal and interest are due on demand.  All interest due has been paid.

Mr. Wiener received consulting and director’s fees from T.G.I.F totaling $22,000 and $22,000 for the years ended December 31, 2010 and 2009, respectively.

11. OTHER ASSETS

The Company’s other assets consisted of the following as of December 31, 2010 and 2009:

Description	2010	2009
Deferred loan costs, net of accumulated amortization	$146,000	$160,000
Prepaid expenses and other assets	254,000	372,000
Food/beverage & spa inventory	98,000	83,000
Utility deposits	90,000	90,000
Deferred leasing costs	70,000	82,000
Total other assets	$658,000	$787,000

12. MORTGAGES AND NOTES PAYABLES
	December 31,
	2010	2009
Collateralized by Investment Properties (Note 2)
Monty’s restaurant, marina and retail rental space: Mortgage loan payable with interest 7.57% after taking into effect interest rate swap; principal and interest payable in equal monthly payments of approximately $82,000 per month until maturity on 8/19/20, as amended March 15, 2011 (a).	$10,548,000	$11,210,000

Grove Isle hotel, private club, yacht slips and spa: Mortgage loan payable with interest at 2.5% plus the one-month LIBOR Rate (2.76% as of 12/31/10). Monthly payments of principal of $10,000 (plus accrued interest) with all unpaid principal and interest payable at maturity on 3/28/11, as amended January 28, 2011 (b).	3,579,000	3,699,000

Other (unsecured) (Note 8):
Note payable to affiliate: Note payable is to affiliate T.G.I.F., interest at prime (3.25% at 12/31/10) payable monthly. Principal outstanding is due on demand.	3,382,000	3,561,000
Totals	$17,509,000	$18,470,000

(a)
In March 2011the Monty’s loan was modified and the principal balance was paid down by $1.6 million to $8.8 million. The modified loan calls for substantially equal monthly installments of principal and interest in the amount required to repay the loan in full amortized over a hypothetical 15-year term, at the same interest rate as the original loan.  All remaining principal and interest  shall be due on the maturity date of August 19, 2020.  As a result of the loan modification total Bayshore debt service will decrease by approximately $40,000 per month.  The loan is unconditionally guaranteed by the Company and CFT, as well as a personal guarantee from a Trustee of CFT.  The loan includes certain covenants including debt service coverage. The Company is in compliance with all debt covenants as of December 31, 2010. See Note 6 for discussion of interest rate swap agreement related to this loan.

(b)	We are presently in discussions with the lender for a further extension of the maturity date of this loan.

A summary of scheduled principal repayments or reductions for all types of notes and mortgages payable is as follows:

Year ending December 31,	Amount
2011	$8,734,000
2012	269,000
2013	282,000
2014	307,000
2015	334,000
2016 and thereafter	7,583,000
Total	$17,509,000

13.  LEASE COMMITMENTS

The Company’s 50% owned subsidiary (Landing), as lessee, leases land and submerged lands on which it operates the Monty’s property under a lease with the City of Miami which expires on May 31, 2035.  Under the lease, the Company pays percentage rents ranging from 8% to 15% of gross revenues from various components of the property’s operations.  Total rent paid to the City of Miami for the years ended December 31, 2010 and 2009 was approximately $829,000 and $885,000, respectively.

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

The Company accounts for income taxes in accordance with ASC Topic 740, “Accounting for Income Taxes”.  ASC Topic 740 requires a Company to use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred taxes only pertain to CII. As a result of timing differences associated with the carrying value of other investments and depreciable assets and the future benefit of a net operating loss, the Company has recorded a net deferred tax asset as of December 31, 2010 and 2009 of $480,000 and $458,000, respectively.  A valuation allowance against deferred tax asset has not been established as it is more likely than not, based on the Company’s previous history, that these assets will be realized.

As of December 31, 2010 the Company (excluding CII) has an estimated net operating loss carryover of approximately $3.5 million of which expires as follows:

NOL	Expiration Year
$450,000	2030
754,000	2029
422,000	2028
500,000	2027
786,000	2026
571,000	2025
$3,483,000	Total

As of December 31, 2010 CII has an estimated net operating loss carryover (NOL) of approximately $688,000 which expires as follows:

NOL	Expiration Year
$9,000	2030
141,000	2029
81,000	2028
13,000	2026
14,000	2024
386,000	2022
44,000	2018
$688,000	Total

The components of income before income taxes and the effect of adjustments to tax computed at the federal statutory rate for the years ended December 31, 2010 and 2009 were as follows:

	2010	2009

Loss before income taxes	$(1,357,000)	$(177,000)
Computed tax at federal statutory rate of 34%	$(461,000)	$(60,000)
State taxes at 5.5%	(75,000)	(10,000)
REIT related adjustments	574,000	215,000
Unrealized gain from marketable securities for book not tax	20,000	(368,000)
Net (gains) losses from Other Investments for book in excess of tax	(63,000)	125,000
Other items, net	(17,000)	6,000
Benefit from income taxes	$(22,000)	$(92,000)

The REIT related adjustments represent the difference between estimated taxes on undistributed income and/or capital gains and book taxes computed on the REIT’s income before income taxes.

In 2010 CII had approximately $160,000 in book gains from other investments (net of losses) in excess of tax gain due to distributions received from investments in excess of carrying value which was lower for book than tax.

The benefit from income taxes in the consolidated statements of comprehensive income consists of the following:

Year ended December 31,	2010	2009
Current:
Federal	-	-
State	-	-
	-	-
Deferred:
Federal	$(20,000)	$(83,000)
State	(2,000)	(9,000)
	(22,000)	(92,000)
Total	$(22,000)	$(92,000)

As of December 31, 2010 and 2009, the components of the deferred tax assets and liabilities are as follows:

	As of December 31, 2010		As of December 31, 2009
	Deferred tax		Deferred tax
	Assets	Liabilities	Assets	Liabilities
Net operating loss carry forward	$241,000		$271,000
Excess of book basis of 49% owned corporation over tax basis
		$489,000		$551,000
Excess of tax basis over book basis of investment property	275,000		285,000
Unrealized gain on marketable securities		50,000		72,000
Excess of tax basis over book basis of other investments	555,000	52,000	546,000	21,000
Totals	$1,071,000	$591,000	$1,102,000	$644,000

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

There were no options granted, exercised or forfeited in 2010 and 2009.

A summary of the status of the Company’s stock option plan as of December 31, 2010 and 2009, and changes during the years ending on those dates are presented below:

	As of December 31, 2010		As of December 31, 2009
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price

Outstanding at beginning of year	102,100	$8.83	102,100	$8.83
Granted	--	--	--	--
Exercised	--	--	--	--
Forfeited	--	--	--	--

Outstanding at end of year	102,100	$8.83	102,100	$8.83

Options exercisable at year-end	102,100	$8.83	102,100	$8.83
Weighted average fair value of options granted during the year	--	--	--	--

On March 23, 2011 the board of directors approved a new plan subject to shareholder approval which would replace this plan and issuing options replacing the existing options at the current market price.

16.  OPERATING LEASES AS LESSOR

Lease of Grove Isle hotel property. The lessee of Grove Isle is Grove Hotel Partners, LLC an affiliate of Grand Heritage Hotel Group, LLC (“GH”). GH operates over a dozen independent hotels and resorts across North America and Mexico. In 2008 the Company approved the assignment of the lease to GH which assumed all terms of the original lease with the prior lessee.  The lease expires on November 30, 2016, with GS having the right to extend the term for two additional consecutive 10 year terms. Base rent was $1,184,000 for the year ended December 31, 2010 and will increase to $1,200,000 in 2011 due to inflation adjustment increase, as provided in the lease. The lease also calls for participation rent consisting of a portion of operating surplus, as defined.  Participation rent when and if due is payable at end of each lease year. There has been no participation rent since the inception of the lease.

In conjunction with the aforementioned 2008 lease assignment, the previous tenant also assigned its 50% interest in the Grove Isle Spa (“GS”) to GH which will manage the day to day operations of the spa under the same management agreement as the Company previously had. GS sub-leases the Grove Isle Spa property from GH under a lease agreement which expires on November 30, 2016, with GS having the right to extend the term for two additional consecutive 10 year terms.  Annual base rent of the sublease is $10,000, plus GS pays real estate taxes, insurance, utilities and all other costs relating to operation of the spa. GS began operations in the first quarter of 2005. The spa operates under the name “Spa Terre at the Grove” and offers a variety of body treatments, salon services, facial care and massage therapies.

Lease of Monty’s property. Bayshore, as landlord, leases various office and dock space under non-cancelable operating leases that expire at various dates through 2035.  Annual minimum lease payments due from leases to non-combined, third party tenants under non-cancelable operating leases are included in the table below.

Minimum lease payments receivable.   The Company leases its commercial and industrial properties under agreements for which substantially all of the leases specify a base rent and a rent based on tenant sales (or other benchmark) exceeding a specified percentage.  There was no percentage rent in 2010 and 2009.

These leases are classified as operating leases and generally require the tenant to pay all costs associated with the property.  Minimum annual rentals on non-cancelable leases in effect at December 31, 2010, are as follows:

Year ending December 31,	Amount
2011	$1,947,000
2012	1,966,000
2013	1,860,000
2014	1,863,000
2015	1,863,000
Subsequent years	6,857,000
Total	$16,356,000

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

	For the years ended December 31,
	2010	2009
Net Revenues:
Real estate and marina rentals	$3,550,000	$3,493,000
Food and beverage sales	5,616,000	6,271,000
Spa revenues	477,000	504,000
Total Net Revenues	$9,643,000	$10,268,000

Income (loss) before income taxes:
Real estate and marina rentals	$(142,000)	$576,000
Food and beverage sales	(81,000)	(8,000)
Spa, other investments and related income	(1,134,000)	(745,000)
Total net loss before income taxes attributable to the Company	$(1,357,000)	$(177,000)

	For the years ended December 31,
Identifiable Assets:	2010	2009
Real estate rentals	$14,373,000	$14,802,000
Food and beverage sales	468,000	604,000
Spa, other investments and related income	15,458,000	16,242,000
Total Identifiable Assets	$30,299,000	$31,648,000

A summary of changes in the Company’s goodwill during the years ended December 31, 2010 and 2009 is as follows:
Summary of changes in goodwill:	01/01/10	Goodwill Impairment	12/31/10
Real estate and marina rentals	$4,776,291	$(2,100,000)	$2,676,291
Food & Beverage sales	2,952,336	-	2,952,336
Other investments and related income	-	-	-
Total goodwill	$7,728,627	$(2,100,000)	$5,628,627

	01/01/09	Goodwill Impairment	12/31/09
Real estate and marina rentals	$4,776,291	-	$4 ,776,291
Food & Beverage sales	2,952,336	-	2,952,336
Spa, other investments and related income	-	-	-
Total goodwill	$7,728,627	-	$7,728,627

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Previous Independent Registered Public Accounting Firm

On January 19, 2011, the Board of Directors of HMG/Courtland Properties, Inc. (the “Company”) learned that its independent auditor Berenfeld, Spritzer, Shechter, Sheer, LLP (“Berenfeld”) ceased operations and dissolved its operations in the State of Florida in December 2010.

Berenfeld’s reports on the Company’s financial statements as of and for the years ended December 31, 2008 through 2009 did not contain an adverse opinion or disclaimer of opinion and were not qualified as to uncertainty, audit scope, or accounting principles.

During the years ended December 31, 2009 and 2008, and through Berenfeld’s liquidation in December 2010, there were (1) no disagreements with Berenfeld on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Berenfeld, would have caused Berenfeld to make reference to the subject matter of the disagreements in connection with its reports, and (2) no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

Since Berenfeld ceased operations and liquidated, no employees remain within Berenfeld. Consequently, we attempted, but were unable, to request that Berenfeld furnish us with a letter, pursuant to Item 304(a) of Regulation S-K, addressed to the SEC, stating whether or not it agrees with the above statements.

Engagement of New Independent Registered Public Accounting Firm

Concurrent with the liquidation of Berenfeld, the Board of Directors of the Company approved the appointment of Cherry, Bekaert, and Holland L.L.P. (“CBH”) as the Company’s independent auditor.

During the years ended December 31, 2010 and 2009 and through the date hereof, neither the Company nor anyone acting on its behalf consulted CBH with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company or oral advice was provided that CBH concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K have concluded that, based on such evaluation, our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiaries, which we are required to disclose in the reports we file or submit under the Exchange Act, was made known to them by others within those entities and reported within the time periods specified in the SEC's rules and forms.

Management’s Assessment on Internal Control over Financial Reporting/Limitations on the Effectiveness of Controls and Permitted Omission from Management’s Assessment
Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Management conducted an evaluation of the effectiveness of the internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) as of October 2, 2010, based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”).  Management has selected the COSO framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board that is free from bias, permits reasonably consistent qualitative and quantitative measurement of our internal controls, is sufficiently complete so that relevant controls are not omitted and is relevant to an evaluation of internal controls over financial reporting.

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention or overriding of controls.  Accordingly, even effective internal controls can only provide reasonable assurance with respect to financial statement preparation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the Principal Executive and Principal Financial Officers, based on their evaluation of our internal control over financial reporting has concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
During the last fiscal quarter, we have not made any change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

Part III.

Item 10.   Directors, Executive Officers and Corporate Governance.
Listed below is certain information relating to the executive officers and directors of the Company:

Name and Office	Age	Principal Occupation and Employment other than With the Company During the Past Five Years - Other Directorships
Maurice Wiener; Chairman of the Board of Directors and Chief Executive Officer	69	Chairman of the Board and Chief Executive Officer of the Adviser; Executive Trustee, Transco; Director, T.G.I.F. Texas, Inc
Larry Rothstein; Director, President, Treasurer and Secretary	58	Director, President and Secretary of the Adviser; Trustee and Vice President of Transco; Vice President and Secretary, T.G.I.F. Texas, Inc.
Carlos Camarotti; Vice President-Finance and Assistant Secretary	50	Vice President - Finance and Assistant Secretary of the Adviser;
Walter Arader; Director	92	President, Walter G. Arader and Associates (financial and management consultants).
Harvey Comita; Director	81	Business Consultant; Trustee of Transco Realty Trust.
Richard Wiener; Director	69	Practicing attorney - real estate and commercial transactions

All executive officers of the Company were elected to their present positions to serve until their successors are elected and qualified at the 2011 annual organizational meeting of directors immediately following the annual meeting of shareholders.  All directors of the Company were elected to serve until the next annual meeting of shareholders and until the election and qualification of their successors.

Richard M. Wiener was elected to the Board in 2010.  Mr. Wiener (who is not related to Maurice Wiener) is a practicing attorney in New York, specializing in real estate and commercial transactions for more than twenty-five years.  He has broad experience in real estate investment, development, financing and acquisitions.  Mr. Wiener’s legal background and experience, and his long outstanding involvement in the real estate industry are valuable to his service on the Board.

All other directors and executive officers have been in their present position for more than five years.

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

Compensation of  Directors.  The following table summarizes compensation to existing directors for the year ended December 31, 2010:

Director	Annual Fee	Board Meeting Fee	Committee Meeting Fee	Total Compensation
Maurice Wiener	$17,000	$2,250	-	$19,250
Larry Rothstein	17,000	2,250	$3,750	23,000
Walter Arader	12,000	2,250	3,750	18,000
Harvey Comita	12,000	2,250	3,750	18,000
Richard Wiener	6,000	1,500	-	7,500
Totals	$64,000	$10,500	$11,250	$85,750

Annual director's fees are paid at the beginning of each quarter and board and committee meeting fees are paid for each meeting a director attends. The annual fee for directors is $12,000 per year plus meeting fees $750 per meeting.

Outstanding Equity Awards to Executive Officers.
The following table summarizes all outstanding equity awards to the Company’s executive officers as of December 31, 2010.  These options are all exercisable, with no unearned options outstanding and expiration date of June 25, 2011. The board of directors has approved a new plan subject to shareholder approval which would replace this plan and issuing options replacing the existing options at the current market price.

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

There were no options granted, exercised or forfeited in 2010 and 2009.

On March 23, 2011 the board of directors approved a new plan subject to shareholder approval which would replace this plan and issuing options replacing the existing options at the current market price.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Set forth below is certain information concerning common stock ownership by directors, executive officers, directors and officers as a group, and holders of more than 5% of the outstanding common stock.

Name (7), (8)	Shares Owned by Named Persons & Members of His Family (1)		Additional Shares in Which the named Person Has, or Participates in, the Voting or Investment Power (2)		Total Shares & Percent of Class
Maurice Wiener	51,100	(4)	541,830	(3), (5)	592,930	53%
Larry Rothstein	47,900	(4)	541,830	(3)	589,730	53%
Walter G. Arader	15,400	(4)			15,400	1%
Harvey Comita	10,000	(4)	477,300	(6)	487,300	44%
All Directors and Officers as a Group	152,700	(4)	541,830	(3)	694,530	62%
Transco Realty Trust 1870 S. Bayshore Drive Coconut Grove, FL 33133	477,300	(5)			477,300	43%
Comprehensive Financial Planning, Inc. 3950 Fairlane Drive Dacula, GA 30019	118,194	(9)			118,194	11%

* less than 1%
___________________________
(1)	Unless otherwise indicated, beneficial ownership is based on sole voting and investment power.

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

(4)
This number includes options granted under the 2000 Stock Option Plan.  These options have been granted to Mr. Wiener, 40,500; Mr. Rothstein, 29,900; 5,000 each to Mr. Arader, Mr. Comita and 16,700 to two officers.  Reference is made to Item 11.  Executive Compensation for further information about the 2000 Stock Option Plan.

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

Transco Realty Trust (“Transco”).
Transco is a 43% shareholder of the Company of which Mr. Wiener is its executive trustee and holds 34% of its stock.

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

The Adviser.
As of December 31, 2010 and 2009 the Adviser owed the Company approximately $398,000.

Amounts due from the Adviser bear interest at the prime rate plus 1% payable monthly, with principal due on demand.

The principal executive offices of the Company and the Adviser are located at 1870 South Bayshore Drive, Coconut Grove, Florida, 33133, in premises owned by the Company’s subsidiary CII and leased to the Adviser pursuant to a lease agreement originally dated December 1, 1999, and as renewed in 2009. The lease provides for base rent of $48,000 per year payable in equal monthly installments during the five year term of the lease which expires on December 1, 2014.  The Adviser, as tenant, pays utilities, certain maintenance and security expenses relating to the leased premises.

South Bayshore Associates (“SBA”).
SBA is a joint venture in which Transco and the Company hold interests of 25% and 75%, respectively.  The sole major asset of SBA is a demand note from Transco, bearing interest at the prime rate, with an outstanding balance of approximately $300,000 in principal and interest as of December 31, 2010 and 2009.

The Company also holds a demand note from SBA bearing interest at the prime rate plus 1% with an outstanding balance as of December 31, 2009 and 2008 of approximately $1,145,000 and $1,125,000, in principal and accrued interest, respectively. Interest payments of $10,000 were made in 2010 and 2009. Accrued and unpaid interest is not added to the principal.  SBA is a consolidated subsidiary of the Company and  the note payable and related interest income is eliminated in consolidation.

CII.
The Company holds a demand note due from its 95%-owned consolidated subsidiary, CII, bearing interest at the prime rate plus 1% with an outstanding balance of $1,331,000 and $2,473,000 as of December 31, 2010 and 2009, respectively.  Repayments from CII to the Company during 2010 and 2009 were $1,142,000 and $190,000, respectively.  Advances from the Company to CII during 2009 were $100,000. There were no advances were made in 2010.  CII is a consolidated subsidiary of the Company and the note payable and related interest is eliminated in consolidation.

In 1986, CII acquired from the Company the rights to develop the marina at Grove Isle for a promissory note of $620,000 payable at an annual rate equal to the prime rate.  The principal is due on demand.  Interest payments are due annually in January.  Because the Company consolidates CII, the note payable and related interest income is eliminated in consolidation.

Courtland Houston, Inc. (“CHI”)
CHI is 80%-owned by CII and 20% owned by Bernard Lerner, its sole employee.  CHI was formed in 2007 with a $140,000 investment by CII. CHI engages in commercial leasing activities in Texas and earns commission and other consulting revenue.  Mr. Lerner is a cousin of the Company’s Chairman and CEO Mr. Maurice Wiener. For the years ended December 31, 2010 and 2009 Mr. Lerner was paid a salary of $85,000.  For the years ended December 31, 2010 and 2009 CHI reported revenues of approximately $100,000 and $50,000, respectively.

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

T.G.I.F.
As of December 31, 2010 and 2009, CII owed approximately $3,383,000 and $3,561,000, respectively, to T.G.I.F.  All advances between CII and T.G.I.F. are due on demand and bear interest at the prime rate plus 1%.  All interest due has been paid.

As of December 31, 2010 and 2009, T.G.I.F. had amounts due from Mr. Wiener of approximately $707,000.  These amounts are due on demand and bear interest at the prime rate.  All interest due has been paid.  Mr. Wiener received consulting and director’s fees from T.G.I.F of approximately $22,000 for the years ended December 31, 2010 and 2009. Also, T.G.I.F. owns 10,000 shares of the Company which were purchased in 1996 at the market value.  In 2010 and 2009 T.G.I.F. declared and paid a cash dividend of $.05 per share.  CII’s portion of the dividends was approximately $140,000.

Item 14. Principal Accountants Fees and Services.
The following table sets forth fees billed to the Company by the Company's independent auditors for the year ended December 31, 2010 and December 31, 2009 for (i) services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.  The Audit Committee pre-approved all services rendered by the Company’s independent auditors.

Principal Accountant Fees and Services

For the fiscal year ended	December 31, 2010	December 31, 2009
Audit fees including quarterly reviews	$87,000	$94,000
Tax return preparation fees	15,000	20,000
Total Fees	$102,000	$114,000

Part IV.
Item 15. Exhibits and Financial Statement Schedules.
      (a)   Exhibits listed in the Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HMG/Courtland Properties, Inc.

March 31, 2011	by: /s/Maurice Wiener
Maurice Wiener
Chairman and Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/Maurice Wiener	March 31, 2011
Maurice Wiener
Chairman of the Board
Chief Executive Officer

/s/Larry Rothstein	March 31, 2011
Larry Rothstein
Director, President, Treasurer and Secretary
Principal Financial Officer

/s/Walter G. Arader	March 31, 2011
Walter G. Arader, Director

/s/Harvey Comita	March 31, 2011
Harvey Comita, Director

/s/Richard Wiener	March 31, 2011
Richard Wiener, Director

/s/Carlos Camarotti	March 31, 2011
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