Form 10-Q
period 2011-03-31
HMG COURTLAND PROPERTIES INC
filed 2011-05-16
CIK 311817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly period ended                 March 31, 2011

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________________  to  _______________________

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
1,010,426 Common shares were outstanding as of May 16, 2011.

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

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
ASSETS	(UNAUDITED)
Investment properties, net of accumulated depreciation:
Commercial properties	$7,241,994	$7,259,225
Hotel, club and spa facility	3,600,483	3,649,217
Marina properties	2,051,607	2,110,445
Land held for development	27,689	27,689
Total investment properties, net	12,921,773	13,046,576

Cash and cash equivalents	4,516,400	3,618,200
Cash and cash equivalents-restricted	-	2,379,947
Investments in marketable securities	1,730,300	2,093,109
Other investments	3,794,745	3,769,417
Investment in affiliate	2,822,968	2,813,634
Loans, notes and other receivables	579,024	742,411
Notes and advances due from related parties	700,745	698,341
Deferred taxes	471,000	480,000
Goodwill	5,628,627	5,628,627
Other assets	574,723	657,541
TOTAL ASSETS	$33,740,305	$35,927,803

LIABILITIES
Mortgages and notes payable	$15,667,737	$17,509,155
Accounts payable, accrued expenses and other liabilities	917,614	894,894
Interest rate swap contract payable	1,201,000	1,462,000
TOTAL LIABILITIES	17,786,351	19,866,049

STOCKHOLDERS' EQUITY
Excess common stock, $1 par value; 100,000 shares authorized: no shares issued	-	-
Common stock, $1 par value; 1,200,000 shares authorized and 1,023,955 issued	1,023,955	1,023,955
Additional paid-in capital	24,313,341	24,313,341
Less: Treasury stock at cost (13,529 shares as of March 31, 2011 and December 31, 2010)	(60,388)	(60,388)
Undistributed gains from sales of properties, net of losses	41,572,120	41,572,120
Undistributed losses from operations	(53,650,444)	(53,443,832)
Accumulated other comprehensive loss	(600,500)	(731,000)
Total stockholders' equity	12,598,084	12,674,196
Non controlling interest	3,355,870	3,387,558
TOTAL EQUITY	15,953,954	16,061,754
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,740,305	$35,927,803

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended
REVENUES	2011	2010
Real estate rentals and related revenue	$463,352	$463,622
Food & beverage sales	1,688,016	1,493,912
Marina revenues	412,899	432,099
Spa revenues	112,119	108,615
Total revenues	2,676,386	2,498,248

EXPENSES
Operating expenses:
Rental and other properties	182,003	164,263
Food and beverage cost of sales	473,688	416,982
Food and beverage labor and related costs	345,502	363,657
Food and beverage other operating costs	537,860	474,809
Marina expenses	218,781	243,443
Spa expenses	102,820	95,135
Depreciation and amortization	381,294	281,610
Adviser's base fee	255,000	255,000
General and administrative	94,043	95,553
Professional fees and expenses	87,126	74,782
Directors' fees and expenses	24,000	29,213
Total operating expenses	2,702,117	2,494,447

Interest expense	252,189	259,922
Total expenses	2,954,306	2,754,369

Loss before other income and income taxes	(277,920)	(256,121)

Net realized and unrealized gains from investments in marketable securities	62,478	127,480
Net income from other investments	9,334	198,276
Realized loss on interest rate swap agreement	(198,400)	-
Interest, dividend and other income	95,887	118,081
Total other (loss) income	(30,701)	443,837

(Loss) income before income taxes	(308,621)	187,716

Provision for income taxes	9,000	72,000
Net (loss) income	(317,621)	115,716

Less: Net loss (income) attributable to noncontrolling interest in consolidated entities	111,009	(18,992)
Net (loss) income attributable to the Company	$(206,612)	$96,724

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap agreement	$130,500	$(54,000)
Total other comprehensive (loss) income	130,500	(54,000)

Comprehensive (loss) income	$(76,112)	$42,724

Net (loss) income Per Common Share:
Basic and diluted	$(0.20)	$0.09
Weighted average common shares outstanding-Basic and diluted	1,010,426	1,021,408

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	For the three months ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income attributable to the Company	$(206,612)	$96,724
Adjustments to reconcile net (loss) income attributable to the Company to net cash provided by operating activities:
Depreciation and amortization	381,294	281,610
Net income from other investments, excluding impairment losses	(9,334)	(198,276)
Net gain from investments in marketable securities	(62,478)	(127,480)
Realized loss on interest rate swap agreement	198,400	-
Net (loss) income attributable to non controlling interest	(111,009)	18,992
Deferred income tax expense	9,000	72,000
Changes in assets and liabilities:
Other assets and other receivables	89,850	135,935
Accounts payable, accrued expenses and other liabilities	20,315	125,916
Total adjustments	516,038	308,697
Net cash provided by operating activities	309,426	405,421

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and improvements of properties	(100,134)	(54,702)
Decrease in notes and advances from related parties	-	3,847
Collections of mortgage loans and notes receivables	-	66,975
Distributions from other investments	29,798	231,239
Contributions to other investments	(55,125)	(265,500)
Net proceeds from sales and redemptions of securities	590,147	1,456,976
Purchase of marketable securities	(164,860)	(181,750)
Net cash provided by investing activities	299,826	1,257,085

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgages and notes payables	(1,841,418)	(239,428)
Partial settlement of interest rate swap contract	(198,400)	-
Withdrawals from (deposits to) restricted cash	2,379,947	(560)
Distributions to minority partners	(51,181)	-
Net cash provided by (used in) financing activities	288,948	(239,988)

Net increase in cash and cash equivalents	898,200	1,422,518

Cash and cash equivalents at beginning of the year	3,618,200	1,909,218

Cash and cash equivalents at end of the year	$4,516,400	$3,331,736

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$252,000	$260,000
Cash paid during the period for income taxes	$-	$-

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2010.  The balance sheet as of December 31, 2010 was derived from audited financial statements as of that date. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements include the accounts of HMG/Courtland Properties, Inc. (the "Company") and entities in which the Company owns a majority voting interest or controlling financial interest. All material transactions and balances with consolidated and unconsolidated entities have been eliminated in consolidation or as required under the equity method.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards
In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-13 (an update to ASC 605-25), Revenue Recognition: Multiple-Element Arrangements (“ASU 2009-13”) which is effective for annual periods beginning on or after June 15, 2010; however, early adoption is permitted. In arrangements with multiple deliverables, ASU 2009-13 permits entities to use management’s best estimate of selling price to value individual deliverables when those deliverables have never been sold separately or when third-party evidence is not available. In addition, any discounts provided in multiple-element arrangements will be allocated on the basis of the relative selling price of each deliverable. The implementation of ASU 2009-13 did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued authoritative guidance that requires new disclosures related to fair value measurements and clarifies existing disclosure requirements about the level of disaggregation, inputs and valuation techniques. Specifically, reporting entities now must disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, in the reconciliation for Level 3 fair value measurements, a reporting entity should present separately information about purchases, sales, issuances and settlements. The guidance clarifies that a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities for disclosure of fair value measurement, considering the level of disaggregated information required by other applicable U.S. GAAP guidance and should also provide disclosures about the valuation techniques and inputs used to measure fair value for each class of assets and liabilities. This guidance was effective for the Company on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements, which became effective for the Company on January 1, 2011. The adoption of the applicable sections of this guidance effective on January 1, 2010 and 2011 did not have a material impact on the Company’s consolidated financial statements.

 In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force (“ASU 2010-17”). ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This statement is effective prospectively for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The implementation of ASU 2010-17 did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB amended its existing guidance for goodwill and other intangible assets. This authoritative guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This authoritative guidance becomes effective for the Company in fiscal 2012. The implementation of this authoritative guidance is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In April 2011, the FASB issued new guidance clarifying when a debt restructuring by a creditor constitutes a troubled debt restructuring, which is effective July 1, 2011 for all restructurings that occurred on or after January 1, 2011. Specifically, the guidance clarifies that a troubled debt restructuring only exists when a creditor makes a concession in interest rates or payment terms to a debtor experiencing financial difficulties. It provides additional guidance on determining what constitutes a concession, and on the use of probability in determining if a debtor could be experiencing financial difficulty prior to defaulting on payments. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

3.   RESULTS OF OPERATIONS FOR MONTY’S RESTAURANT, MARINA AND OFFICE/RETAIL PROPERTY, COCONUT GROVE, FLORIDA
The Company, through two 50%-owned entities, Bayshore Landing, LLC (“Landing”) and Bayshore Rawbar, LLC (“Rawbar”), (collectively, “Bayshore”) owns a restaurant, office/retail and marina property located in Coconut Grove (Miami), Florida known as Monty’s (the “Monty’s Property”).

In March 2011 Bayshore amended its loan agreement with the same bank.  Effective March 11, 2011 the principal balance of the loan was paid down by approximately $1.6 million to $8.8 million with the proceeds of the restricted cash balance and the remaining restricted cash balances were released by the bank. The loan is to be repaid in monthly installments of approximately $81,500 including principal and interest.  Interest remains at the same terms, and the swap agreement remains in place for the reduced balance.  The note is due, with a balloon payment on August 19, 2020.  The amendment commitment from the bank required certain covenants, of which all are in compliance.

In conjunction with this loan amendment Bayshore was required to pay down the interest rate swap contract liability by $198,400, as discussed in Note 6 below.

Summarized combined statements of income for Landing and Rawbar for the three months ended March 31, 2011 and 2010 are presented below (Note: the Company’s ownership percentage in these operations is 50%):

Summarized Combined statements of income Bayshore Landing, LLC and Bayshore Rawbar, LLC	For the three months ended March 31, 2011	For the three months ended March 31, 2010

Revenues:
Food and Beverage Sales	$1,688,000	$1,494,000
Marina dockage and related	286,000	304,000
Retail/mall rental and related	147,000	152,000
Total Revenues	2,121,000	1,950,000

Expenses:
Cost of food and beverage sold	474,000	417,000
Labor and related costs	298,000	318,000
Entertainers	48,000	46,000
Other food and beverage related costs	157,000	137,000
Other operating costs	42,000	70,000
Repairs and maintenance	106,000	53,000
Insurance	124,000	142,000
Management fees	84,000	61,000
Utilities	54,000	53,000
Ground rent	222,000	209,000
Interest	201,000	206,000
Depreciation and amortization (a)	315,000	183,000
Realized loss on interest rate swap (Note 6)	198,000	-
Total Expenses	2,323,000	1,895,000

Net (loss) income	$(202,000)	$55,000

(a)	Includes approximately $145,000 loan costs which were fully amortized in conjunction with the Monty’s loan modification in March 2011.

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

Net realized and unrealized gain (loss) from investments in marketable securities for the three months ended March 31, 2011 and 2010 is summarized below:

	Three Months Ended March 31,
Description	2011	2010
Net realized gain from sales of securities	$79,000	$246,000
Unrealized net loss in trading securities	(17,000)	(118,000)
Total net gain from investments in marketable securities	$62,000	$128,000

For the three months ended March 31, 2011 net realized gain from sales of marketable securities of approximately $79,000 consisted of approximately $94,000 of gross gains net of $15,000 of gross losses. For the three months ended March 31, 2010 net realized gain from sales of marketable securities of approximately $246,000 consisted of approximately $267,000 of gross gains net of $21,000 of gross losses.

Investment gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net earnings. However, the amount of investment gains or losses on marketable securities for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

5.   OTHER INVESTMENTS
As of March 31, 2011, the Company’s portfolio of other investments had an aggregate carrying value of approximately $3.8 million.  The Company has committed to fund an additional $610,000 as required by agreements with the investees.  The carrying value of these investments is equal to contributions less distributions and loss valuation adjustments.  During the three months ended March 31, 2011 the Company contributed an additional $55,000 toward fulfilling capital commitments on existing investments.  Cash distributions received from other investments for the three months ended March 31, 2011 totaled approximately $30,000 from one investment in a privately owned partnership owning diversified operating companies.

Net income from other investments for the three months ended March 31, 2011 and 2010, is summarized below:

	2011	2010
Partnership owning diversified businesses	$-	$177,000
Venture capital fund – technology	-	3,000
Income from investment in 49% owned affiliate (T.G.I.F. Texas, Inc.)	9,000	18,000
Total net income from other investments	$9,000	$198,000

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2011 and December 31, 2010, aggregated by investment category and the length of time that investments have been in a continuous loss position:

	As of March 31, 2011
	Less than 12 Months		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$327,000	$(11,000)	$52,000	$(34,000)	$379,000	$(45,000)
Partnerships owning diversified businesses	-	-	607,000	(108,000)	607,000	(108,000)
Partnerships owning real estate and related investments	-	-	288,000	(63,000)	288,000	(63,000)
Total	$327,000	$(11,000)	$947,000	$(205,000)	$1,274,000	$(216,000)

	As of December 31, 2010
	Less than 12 Months		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$-	$-	$52,000	$(34,000)	$52,000	$(34,000)
Partnerships owning diversified businesses	-	-	737,000	(104,000)	737,000	(104,000)
Partnerships owning real estate and related investments	-	-	398,000	(105,000)	398,000	(105,000)
Total	$-	$-	$1,187,000	$(243,000)	$1,187,000	$(243,000)

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

In accordance with ASC Topic 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments as of March 31, 2011 the Company does not consider any of its investments to be other-than-temporarily impaired. There were no OTTI impairment valuation adjustments for the three months ended March 31, 2011 and 2010.

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

In conjunction with amendment of the Bayshore bank loan in March 2011 (Note 3), the interest rate swap contract liability was paid down by $198,400 (in the same proportion as the amount of the loan principal paid down).  This amount represents a previously unrealized loss which upon pay down of the swap was reclassified from accumulated other comprehensive income and recorded as a realized loss on interest rate swap contract within the condensed consolidated statements of comprehensive income for the three months ended March 31, 2011.

As of March 31, 2011 the fair value of this hedge was an unrealized loss of approximately $1,201,000, as compared with an unrealized loss of $1,462,000 as of December 31, 2010 which resulted in an unrealized gain of $261,000 (or $130,500, net of noncontrolling interest) for the three months ended March 31, 2011.  This amount has been recorded as other comprehensive income and will be reclassified to interest expense over the life of the contract.

The following tables present the required disclosures in accordance with ASC Topic 815-10:

Fair Values of Derivative Instruments:
	Liability Derivative

	March 31, 2011		December 31, 2010
[Missing Graphic Reference]	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:

Interest rate swap contract	Liabilities	$1,201,000	Liabilities	$1,462,000
Total derivatives designated as hedging instruments under ASC Topic 815		$1,201,000		$1,462,000

The Effect of Derivative Instruments on the Statements of Comprehensive Income
for the Three Months Ended March 31, 2011 and 2010:

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)

	For the three Months ended March 31, 2011	For the three Months ended March 31, 2010

Interest rate swap contracts	$130,500	$(54,000)
Total	$130,500	$(54,000)

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurement at reporting date using
	Total	Quoted Prices in Active	Significant Other	Significant
	March 31,	Markets for Identical Assets	Observable Inputs	Unobservable Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Time deposits	$53,190	-	$53,190	-
Money market mutual funds	2,539,556	$2,539,556	-	-
Marketable securities:
Corporate debt securities	373,991	-	373,991	-
Marketable equity securities	1,356,309	1,356,309	-	-
Total assets	$4,323,046	$3,895,865	$427,181	$-

Liabilities:
Interest rate swap contract	1,201,000	-	1,201,000	-
Total liabilities	$1,201,000	-	$1,201,000	-

Assets measured at fair value on a nonrecurring basis are summarized below:

	Fair value measurement at reporting date using
	Total March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total gains (losses) for three months ended
Description	2011	(Level 1)	(Level 2) (a)	(Level 3) (b)	3/31/2011
Assets:
Other investments by investment focus:
Technology & Communication	$487,609	$-	$487,609	$-	$-
Diversified businesses	1,460,967	-	1,460,967	-	-
Real estate and related	1,546,169	-	511,216	1,034,953	-
Other	300,000	-	—	300,000	-
	$3,794,745	$-	$2,459,792	$1,334,953	$-

Goodwill (Bayshore)	5,628,000			5,628,000
Total assets	$9,422,745	$-	$2,459,792	$6,962,953	$-

No other than temporary impairments were recognized for the three months ended March 31, 2011.

(a)
Other investments measured at fair value on a non-recurring basis include investments in certain entities that calculate net asset value per share (or its equivalent such as member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed, “NAV”).  This class primarily consists of private equity funds that have varying investment focus.  These investments can never be redeemed with the funds. Instead, the nature of the investments in this class is that distributions are received through the liquidation of the underlying assets of the fund.  If these investments were held it is estimated that the underlying assets of the fund would be liquidated over 5 to 10 years.  As of March 31, 2011, it is probable that all of the investments in this class will be sold at an amount different from the NAV of the Company’s ownership interest in partners’ capital.  Therefore, the fair values of the investments in this class have been estimated using recent observable information such as audited financial statements and/or statements of partners’ capital obtained directly from investees on a quarterly or other regular basis. As of March 31, 2011 the amount of the Company’s unfunded commitments related to the aforementioned investments is approximately $610,000.

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

	For the three months ended March 31,
	2011	2010
Net revenues:
Real estate and marina rentals	$876,000	$896,000
Food and beverage sales	1,688,000	1,494,000
Spa revenues	112,000	108,000
Total net revenues	$2,676,000	$2,498,000

Income (loss) before income taxes:
Real estate and marina rentals	$156,000	$143,000
Food and beverage sales	58,000	3,000
Other investments and related income	(412,000)	23,000
Total net (loss) income before income taxes attributable to the Company	$(198,000)	$169,000

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2007, 2008, 2009 and 2010, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2011.

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

Item 2.          Management's Discussion and Analysis of
Financial Condition and Results of Operations

RESULTS OF OPERATIONS
The Company reported a net loss of approximately $207,000 ($.20 per share) for the three months ended March 31, 2011.  For the three months ended March 31, 2010 the Company reported net income of approximately $97,000 ($.09 per share).

As discussed further below, total revenues for the three months ended March 31, 2011 as compared with the same period in 2010, increased by approximately $178,000 or 7%.  Total expenses for the three months ended March 31, 2011, as compared with the same period in 2010, increased by approximately $200,000 or 8%.

REVENUES
Rentals and related revenues for the three months ended March 31, 2011 remained consistent as compared with the same period in 2010.

Restaurant operations:
Summarized statements of income for the Company’s Monty’s restaurant for the three months ended March 31, 2011 and 2010 is presented below:

Summarized statements of income of Monty’s restaurant	Three months ended March 31, 2011	Percentage of sales	Three months ended March 31, 2010	Percentage of sales
Revenues:
Food and beverage sales	$1,688,000	100%	$1,494,000	100%
Expenses:
Cost of food and beverage sold	474,000	28.0%	417,000	27.9%
Labor, entertainment and related costs	346,000	20.5%	364,000	24.3%
Other food and beverage direct costs	67,000	4.0%	61,000	4.1%
Other operating costs	135,000	8.0%	113,000	7.6%
Insurance	76,000	4.5%	71,000	4.8%
Management and accounting fees	38,000	2.3%	35,000	2.3%
Utilities	63,000	3.7%	58,000	3.9%
Rent (as allocated)	158,000	9.4%	137,000	9.2%
Total Expenses	1,357,000	80.4%	1,256,000	84.1%

Income before depreciation	$331,000	19.6%	$238,000	15.9%

For the three months ended March 31, 2011 as compared with the same period in 2010 restaurant sales increased by approximately $194,000 (or 13%), with food sales increasing by $144,000 (or 16%) and beverage sales increasing $50,000 (or 8%). The increase in sales is believed to be as a result of good weather in the first quarter of 2011 as compared with 2010.

For the three months ended March 31, 2011 as compared with the same period in 2010 food and beverage labor, entertainment and related costs decreased by $18,000 (or 5%) primarily as a result of decrease general management wages.

Marina operations:
Summarized and combined statements of income for marina operations:
(The Company owns 50% of the Monty’s marina and 95% of the Grove Isle marina)

	Combined marina operations	Combined marina operations
Summarized statements of income of marina operations	Three months ended March 31, 2011	Three months ended March 31, 2010
Revenues:
Monty’s dockage fees and related	$301,000	$304,000
Grove Isle marina slip owners dues and dockage fees	112,000	128,000
Total marina revenues	413,000	432,000
Expenses:
Labor and related costs	71,000	62,000
Insurance	22,000	48,000
Management fees	10,000	20,000
Bay bottom lease	56,000	59,000
Repairs and maintenance	41,000	37,000
Other	19,000	17,000
Total Expenses	219,000	243,000

Income before interest and depreciation	$194,000	$189,000

There were no significant changes in marina operations for the three months ended March 31, 2011 as compared to the same period in 2010.

Spa operations:
Below are summarized statements of income for Grove Isle spa operations for the three months ended March 31, 2011 and 2010.  The Company owns 50% of the Grove Isle Spa with the other 50% owned by an affiliate of Grand Heritage, the tenant of the Grove Isle Resort:

Summarized statements of income of spa operations	Three months ended March 31, 2011	Three months ended March 31, 2010
Revenues:
Services provided	$94,000	$90,000
Membership and other	18,000	19,000
Total spa revenues	112,000	109,000
Expenses:
Cost of sales	18,000	12,000
Salaries, wages and related	32,000	36,000
Other operating expenses	37,000	34,000
Management and administrative fees	6,000	6,000
Other non-operating expenses	10,000	7,000
Total Expenses	103,000	95,000

Income before depreciation	$9,000	$14,000

There were no significant changes in Spa operations for the three months ended March 31, 2011 as compared with the same period in 2010.

Net realized and unrealized gain (loss) from investments in marketable securities:
Net realized and unrealized gain (loss) from investments in marketable securities for the three months ended March 31, 2011 and 2010 was approximately $62,000 and $128,000, respectively.  For further details refer to Note 4 to Condensed Consolidated Financial Statements (unaudited).

Net income from other investments:
Net income from other investments for the three months ended March 31, 2011 and 2010 was approximately $9,000 and $198,000, respectively.  For further details refer to Note 5 to Condensed Consolidated Financial Statements (unaudited).

Realized loss from interest rate swap contract:
In conjunction with amendment of the Bayshore bank loan in March 2011 the interest rate swap contract liability was paid down by $198,400 (in the same proportion as the amount of the loan principal paid down).  As a result, the Company reclassified a previously unrealized loss of $198,400 from accumulated other comprehensive income to realized loss on interest rate swap contract within the condensed consolidated statements of comprehensive income for the three months ended March 31, 2011.

EXPENSES
Expenses for rental and other properties for the three months ended March 31, 2011 and 2010 were $182,000 and $164,000, respectively.  This increase of $18,000 (or 11%) was primarily due to increased repairs and maintenance expenses relating to the Grove Isle property.

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

Depreciation and amortization expense for the three months ended March 31, 2011 and 2010 were $381,000 and $282,000, respectively.  This increase of approximately $99,000 (or 35%) was primarily due to amortization of loan costs associated with the Monty’s loan modification completed in March 2011.

EFFECT OF INFLATION:
Inflation affects the costs of operating and maintaining the Company's investments.  In addition, rentals under certain leases are based in part on the lessee's sales and tend to increase with inflation, and certain leases provide for periodic adjustments according to changes in predetermined price indices.

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES
The Company's material commitments primarily consist of maturities of debt obligations of approximately $7.1 million in 2011 and contributions committed to other investments of approximately $610,000 due upon demand.  The funds necessary to meet these obligations are expected from the proceeds from the sales of properties or investments, bank construction loan, refinancing of existing bank loans, distributions from investments and available cash.

Included in the maturing debt obligations for 2011 is the bank mortgage note payable on the Grove Isle property. In April 2011 the Company renewed and modified the existing loan agreement with the same bank.  The principal balance of the loan was paid down by $650,000 from $3,559,000 to $2,899,000.  The loan matures on December 31, 2011 and calls for the same monthly principal payments of $10,000 plus interest calculated at the one-month LIBOR rate plus 3%. At maturity we have an option to extend the loan to December 31, 2012 under essentially the same terms.

Also included in the maturing debt obligations for 2011 is a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of approximately $3.3 million due on demand. The obligation due to TGIF will be paid with funds available from distributions from its investment in TGIF and from available cash.

MATERIAL COMPONENTS OF CASH FLOWS
For the three months ended March 31, 2011, net cash provided by operating activities was approximately $309,000. This was primarily from the Company’s rental operations cash flow.

For the three months ended March 31, 2011, net cash provided by investing activities was approximately $300,000. This consisted primarily of approximately $590,000 in net proceeds from sales of marketable securities and distributions from other investment of $30,000.  These sources of funds were partially offset by purchases of marketable securities of $165,000, contributions to other investments of $55,000 and additions to fixed assets of $100,000.

For the three months ended March 31, 2011, net cash provided by financing activities was approximately $289,000.  This primarily consisted of withdraws from restricted cash accounts of $2.4 million in conjunction with Bayshore loan amendment completed in March 2011 and after which no restricted cash balance remains. These sources of funds were partially offset by uses of funds consisting primarily of loan principal repayments of $1.8 and interest rate swap contract partial settlement of $198,000, primarily related to Bayshore loan amendment.

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

HMG/COURTLAND PROPERTIES, INC.

Dated: May 16, 2011	/s/ Larry Rothstein
President, Treasurer and Secretary
Principal Financial Officer

Dated: May 16, 2011	/s/Carlos Camarotti
Vice President- Finance and Controller
Principal Accounting Officer