Form 10-Q
period 2011-06-30
HMG COURTLAND PROPERTIES INC
filed 2011-08-15
CIK 311817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 1-7865

HMG/COURTLAND PROPERTIES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	59-1914299
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1870 S. Bayshore Drive, Coconut Grove, Florida	33133
(Address of principal executive offices)	(Zip Code)

305-854-6803
(Registrant’s telephone number, including area code)

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
Yes  ☒ No ☐

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
Yes  ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 1,010,426 Common shares were outstanding as of August 15, 2011.

HMG/COURTLAND PROPERTIES, INC.

Cautionary Statement. This Form 10-Q contains certain statements relating to future results of the Company that are considered “forward-looking statements” within the meaning of the Private Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions; interest rate fluctuation; competitive pricing pressures within the Company’s market; equity and fixed income market fluctuation; technological change; changes in law; changes in fiscal, monetary, regulatory and tax policies; monetary fluctuations as well as other risks and uncertainties detailed elsewhere in this Form 10-Q or from time-to-time in the filings of the Company with the Securities and Exchange Commission. Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(UNAUDITED)
ASSETS
Investment properties, net of accumulated depreciation:
Commercial properties	$7,181,986	$7,259,225
Hotel, club and spa facility	3,552,216	3,649,217
Marina properties	1,999,626	2,110,445
Land held for development	27,689	27,689
Total investment properties, net	12,761,517	13,046,576

Cash and cash equivalents	3,449,015	3,618,200
Cash and cash equivalents-restricted	—	2,379,947
Investments in marketable securities	1,923,382	2,093,109
Other investments	3,709,571	3,769,417
Investment in affiliate	2,834,264	2,813,634
Loans, notes and other receivables	537,099	742,411
Notes and advances due from related parties	703,100	698,341
Deferred taxes	530,000	480,000
Goodwill	5,628,627	5,628,627
Other assets	640,752	657,541
TOTAL ASSETS	$32,717,327	$35,927,803

LIABILITIES
Mortgages and notes payable	$14,909,158	$17,509,155
Accounts payable, accrued expenses and other liabilities	854,248	894,894
Interest rate swap contract payable	1,380,000	1,462,000
TOTAL LIABILITIES	17,143,406	19,866,049

STOCKHOLDERS’ EQUITY
Excess common stock, $1 par value; 100,000 shares authorized: no shares issued	—	—
Common stock, $1 par value; 1,200,000 shares authorized and 1,023,955 issued	1,023,955	1,023,955
Additional paid-in capital	24,313,341	24,313,341
Less: Treasury stock at cost (13,529 shares as of June 30, 2011 and December 31, 2010)	(60,388)	(60,388)
Undistributed gains from sales of properties, net of losses	41,572,120	41,572,120
Undistributed losses from operations	(53,832,005)	(53,443,832)
Accumulated other comprehensive loss	(690,000)	(731,000)
Total stockholders’ equity	12,327,023	12,674,196
Non controlling interest	3,246,898	3,387,558
TOTAL EQUITY	15,573,921	16,061,754
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,717,327	$35,927,803

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010
REVENUES
Real estate rentals and related revenue	$464,209	$457,238	$927,561	$920,860
Food & beverage sales	1,607,675	1,649,699	3,295,691	3,143,611
Marina revenues	402,480	438,698	815,379	870,797
Spa revenues	97,678	106,976	209,797	215,591
Total revenues	2,572,042	2,652,611	5,248,428	5,150,859

EXPENSES
Operating expenses:
Rental and other properties	165,994	153,983	347,997	318,246
Food and beverage cost of sales	447,991	436,555	921,679	853,537
Food and beverage labor and related costs	340,129	357,504	685,631	721,161
Food and beverage other operating costs	526,091	536,609	1,063,951	1,011,418
Marina expenses	224,365	244,772	443,146	488,215
Spa expenses	107,078	96,892	209,898	192,027
Depreciation and amortization	236,448	228,819	617,742	510,429
Adviser’s base fee	255,000	255,000	510,000	510,000
General and administrative	78,916	121,573	172,959	217,126
Professional fees and expenses	109,204	113,891	196,330	188,673
Directors’ fees and expenses	21,306	23,762	45,306	52,975
Total operating expenses	2,512,522	2,569,360	5,214,639	5,063,807

Interest expense	218,461	271,782	470,650	531,704
Total expenses	2,730,983	2,841,142	5,685,289	5,595,511

Loss before other income and income taxes	(158,941)	(188,531)	(436,861)	(444,652)

Net realized and unrealized (losses) gains from investments in marketable securities	(30,978)	(156,303)	31,980	(28,823)
Net income from other investments	35,978	19,910	45,312	218,186
Realized loss on interest rate swap agreement	—	—	(198,400)	—
Other than temporary impairment losses from other investments	(86,707)	(50,000)	(86,707)	(50,000)
Interest, dividend and other income	30,135	59,900	126,022	177,981
Total other (loss) income	(51,572)	(126,493)	(81,793)	317,344

Loss before income taxes	(210,513)	(315,024)	(518,654)	(127,308)

Benefit from income taxes	(59,000)	(90,000)	(50,000)	(18,000)
Net loss	(151,513)	(225,024)	(468,654)	(109,308)

Less: Net (income) loss attributable to noncontrolling interest in consolidated entities	(30,529)	(62,403)	80,481	(81,395)
Net loss attributable to the Company	$(182,042)	$(287,427)	$(388,173)	$(190,703)

Other comprehensive income (loss):
Unrealized (loss) gain on interest rate swap agreement	$(89,500)	$(217,000)	$41,000	$(271,000)
Total other comprehensive (loss) income	(89,500)	(217,000)	41,000	(271,000)

Comprehensive loss	$(271,542)	$(504,427)	$(347,173)	$(461,703)

Net loss Per Common Share:
Basic and diluted	$(0.18)	$(0.28)	$(0.38)	$(0.19)
Weighted average common shares outstanding-Basic and diluted	1,010,426	1,021,383	1,010,426	1,021,383

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months
	ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to the Company	$(388,173)	$(190,703)
Adjustments to reconcile net loss attributable to the Company to net cash provided by operating activities:
Depreciation and amortization	617,742	510,429
Net income from other investments, excluding impairment losses	(45,312)	(218,186)
Other than temporary impairment loss from other investments	86,707	50,000
Net (gain) loss from investments in marketable securities	(31,980)	28,823
Realized loss on interest rate swap agreement	198,400	—
Net (loss) income attributable to non controlling interest	(80,481)	81,395
Deferred income tax benefit	(50,000)	(18,000)
Changes in assets and liabilities:
Other assets and other receivables	52,477	(161,878)
Accounts payable, accrued expenses and other liabilities	(43,084)	127,887
Total adjustments	704,469	400,470
Net cash provided by operating activities	316,296	209,767

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and improvements of properties	(163,057)	(90,137)
Decrease in notes and advances from related parties	(4,759)	7,710
Collections of mortgage loans and notes receivables	—	163,975
Distributions from other investments	119,222	233,064
Contributions to other investments	(118,963)	(108,577)
Net proceeds from sales and redemptions of securities	641,788	2,632,920
Purchase of marketable securities	(440,081)	(825,889)
Net cash provided by investing activities	34,150	2,013,066

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgages and notes payables	(2,599,997)	(426,669)
Partial settlement of interest rate swap contract	(198,400)	—
Withdrawals from (deposits to) restricted cash	2,379,947	(839,424)
Distributions to minority partners	(101,181)	(13,551)
Net cash used in financing activities	(519,631)	(1,279,644)

Net (decrease) increase in cash and cash equivalents	(169,185)	943,189

Cash and cash equivalents at beginning of the year	3,618,200	1,909,218

Cash and cash equivalents at end of the year	$3,449,015	$2,852,407

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$471,000	$532,000
Cash paid during the period for income taxes	$—	$—

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report for the year ended December 31, 2010. The balance sheet as of December 31, 2010 was derived from audited financial statements as of that date. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements include the accounts of HMG/Courtland Properties, Inc. (the “Company”) and entities in which the Company owns a majority voting interest or controlling financial interest. All material transactions and balances with consolidated and unconsolidated entities have been eliminated in consolidation or as required under the equity method.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards
In December 2010, the Financial Accounting Standards Board (“FASB”) amended its existing guidance for goodwill and other intangible assets. This authoritative guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This authoritative guidance becomes effective for the Company in fiscal 2012. The implementation of this authoritative guidance is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

In May 2011, the FASB issued Accounting Standard Update (“ASU”) 2011-04, which generally aligns the principles for fair value measurements contained in Accounting Standard Codification (“ASC”) 820, and the related disclosures under U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments to ASC 820 generally relate to changes to a principle or requirement for measuring fair value, clarifications of the FASB’s intent regarding the application of existing requirements and additional disclosure requirements. This ASU is effective in interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company is presently evaluating the impact, if any of this ASU on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 amending ASC Topic 220 related to comprehensive income. The amendment to ASC 220 requires companies to present items of net income, items of other comprehensive income (“OCI”) and total comprehensive income in one continuous statement or two separate but consecutive statements. Companies will no longer be allowed to present OCI in the statement of stockholders’ equity. The reclassification adjustments between OCI and net income will be presented separately on the face of the financial statements. This ASU is effective in interim and annual periods beginning after December 15, 2011. Early adoption is permitted. The Company is presently evaluating the impact, if any, of this ASU on its consolidated financial statements.

3.  RESULTS OF OPERATIONS FOR MONTY’S RESTAURANT, MARINA AND OFFICE/RETAIL PROPERTY, COCONUT GROVE, FLORIDA
The Company, through two 50%-owned entities, Bayshore Landing, LLC (“Landing”) and Bayshore Rawbar, LLC (“Rawbar”), (collectively, “Bayshore”) owns a restaurant, office/retail and marina property located in Coconut Grove (Miami), Florida known as Monty’s (the “Monty’s Property”).

In March 2011 Bayshore amended its loan agreement with the same bank. Effective March 11, 2011 the principal balance of the loan was paid down by approximately $1.6 million to $8.8 million with the proceeds of the restricted cash balance and the remaining restricted cash balances were released by the bank. The loan is to be repaid in monthly installments of approximately $81,500 including principal and interest. Interest remains at the same terms, and the swap agreement remains in place for the reduced balance. The note is due, with a balloon payment on August 19, 2020. The agreement with the bank contains certain covenants with which the Company is in compliance. In conjunction with this loan amendment Bayshore was required to pay down the interest rate swap contract liability by $198,400, as discussed in Note 7 below.

Summarized combined statements of income for Landing and Rawbar for the three and six months ended June 30, 2011 and 2010 are presented below (Note: the Company’s ownership percentage in these operations is 50%):

Summarized Combined statements of income Bayshore Landing, LLC and Bayshore Rawbar, LLC	For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the six months ended June 30, 2011	For the six months ended June 30, 2010

Revenues:
Food and Beverage Sales	$1,608,000	$1,650,000	$3,296,000	$3,144,000
Marina dockage and related	271,000	315,000	557,000	619,000
Retail/mall rental and related	147,000	144,000	294,000	296,000
Total Revenues	2,026,000	2,109,000	4,147,000	4,059,000

Expenses:
Cost of food and beverage sold	448,000	437,000	922,000	854,000
Labor and related costs	292,000	308,000	590,000	626,000
Entertainers	48,000	49,000	96,000	95,000
Other food and beverage related costs	150,000	158,000	307,000	295,000
Other operating costs	28,000	61,000	70,000	131,000
Repairs and maintenance	108,000	68,000	214,000	121,000
Insurance	130,000	143,000	254,000	285,000
Management fees	76,000	65,000	160,000	126,000
Utilities	70,000	72,000	124,000	125,000
Ground rent	224,000	210,000	446,000	419,000
Interest	166,000	218,000	367,000	424,000
Depreciation and amortization (a)	168,000	177,000	483,000	360,000
Realized loss on interest rate swap (Note 7)	—	—	198,000	—
Total Expenses	1,908,000	1,966,000	4,231,000	3,861,000

Net income (loss)	$118,000	$143,000	$(84,000)	$198,000

(a)	Includes approximately $145,000 loan costs which were fully amortized in conjunction with the Monty’s loan modification in March 2011.

4.  INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities consist primarily of large capital corporate equity and debt securities in varying industries or issued by government agencies with readily determinable fair values. These securities are stated at market value, as determined by the most recent traded price of each security at the balance sheet date. Consistent with the Company’s overall current investment objectives and activities its entire marketable securities portfolio is classified as trading.

Net realized and unrealized gain (loss) from investments in marketable securities for the three and six months ended June 30, 2011 and 2010 is summarized below:

	Three months ended June 30,		Six months ended June 30,
Description	2011	2010	2011	2010
Net realized (loss) gain from sales of securities	$(2,000)	$7,000	$78,000	$253,000
Unrealized net loss in trading securities	(29,000)	(163,000)	(46,000)	(282,000)
Total net (loss) gain from investments in marketable securities	$(31,000)	$(156,000)	$32,000	$(29,000)

For the three and six months ended June 30, 2011 net unrealized losses from trading securities were $29,000 and $46,000, respectively. This is compared to net unrealized losses of $163,000 and $282,000 for the three and six months ended June 30, 2010, respectively.

For the three months ended June 30, 2011 net realized loss from sales of marketable securities of approximately $2,000, and consisted of approximately $10,000 of gross losses net of $9,000 of gross gains. For the six months ended June 30, 2011 net realized gain from sales of marketable securities of approximately $78,000, and consisted of approximately $103,000 of gross gains net of $25,000 of gross losses.

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

Investment gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s net earnings. However, the amount of investment gains or losses on marketable securities for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

5.  OTHER INVESTMENTS
As of June 30, 2011, the Company’s portfolio of other investments had an aggregate carrying value of approximately $3.7 million. The Company has committed to fund an additional $614,000 as required by agreements with the investees. The carrying value of these investments is equal to contributions less distributions and loss valuation adjustments. During the three months ended June 30, 2011 the Company committed to a new investment of approximately $37,000. This investment was a feeder fund for an existing real estate fund which spun off an individual property. Total cash contributions to other investments for the three and six months ended June 30, 2011 were approximately $64,000 and $119,000, respectively. Total cash distributions from other investments for the three and six months ended June 30, 2011 were approximately $89,000 and $119,000, respectively. These distributions were primarily from investments in partnerships owning diversified operating companies.

Net income from other investments for the three and six months ended June 30, 2011 and 2010, is summarized below (excluding other than temporary impairment loss):

	Three months ended June 30,		Six months ended June 30,
Description	2011	2010	2011	2010
Partnership owning diversified businesses	$25,000	$—	$25,000	$180,000
Technology and related	—	2,000		2,000
Income from investment in 49% owned affiliate (T.G.I.F. Texas, Inc.)	11,000	18,000	20,000	36,000
Total net income from other investments (excluding other than temporary impairment losses)	$36,000	$20,000	$45,000	$218,000

Other than temporary impairment losses from other investments for the three and six months ended June 30, 2011 and 2010, are summarized below:

	Three months ended June 30,		Six months ended June 30,
Description	2011	2010	2011	2010
Real estate and related (a)	$(84,000)	$(50,000)	$(84,000)	$(50,000)
Other	(3,000)	—	(3,000)	—
Total other than temporary impairment losses from other investments	$(87,000)	$(50,000)	$(87,000)	$(50,000)

(a)
In June 2011 the Company recognized an impairment loss of approximately $84,000 from an investment in a partnership which operates and leases executive suites in Miami, Florida. The Company has funded $120,000 to date in this investment and the losses incurred were associated with the initial start up of the venture in 2010.

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2011 and December 31, 2010, aggregated by investment category and the length of time that investments have been in a continuous loss position:

	As of June 30, 2011
	Less than 12 Months		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$324,000	$(13,000)	$43,000	$(44,000)	$367,000	$(57,000)
Partnerships owning diversified businesses	—	—	626,000	(89,000)	626,000	(89,000)
Partnerships owning real estate and related investments	—	—	302,000	(49,000)	302,000	(49,000)
Total	$324,000	$(13,000)	$971,000	$(182,000)	$1,295,000	$(195,000)

	As of December 31, 2010
	Less than 12 Months		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	—	—	$52,000	$(34,000)	$52,000	$(34,000)
Partnerships owning diversified businesses	—	—	737,000	(104,000)	737,000	(104,000)
investments	—	—	398,000	(105,000)	398,000	(105,000)
Total	—	—	$1,187,000	$(243,000)	$1,187,000	$(243,000)

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

In accordance with ASC Topic 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments (“OTTI”) as of June 30, 2011 OTTI impairment valuation adjustments totaled $87,000 primarily from an investment in a real estate partnership which leases executive suites in Miami, Florida (as discussed above). As of June 30, 2010 OTTI impairment valuation adjustments totaled $50,000 primarily from an investment in a real estate fund.

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS
In accordance with ASC Topic 820, the Company discloses the fair value of its financial instruments in a hierarchy that prioritizes the inputs to valuation techniques used to measure the fair value. The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices in active markets for identical assets or liabilities (level 1measurements), and gives the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (level 3 measurements). Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset and liability, either directly or indirectly, for substantially the full term on the financial instrument.

Assets and liabilities measured at fair value on a recurring basis are summarized below by hierarchy as of June 30 2011 and December 31, 2010:

	Fair value measurement at reporting date using
	Total June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Time deposits	$54,000	—	$54,000	—
Money market mutual funds	2,107,000	$2,107,000	—	—
Marketable securities:
Corporate debt securities	527,000	—	527,000	—
Marketable equity securities	1,396,000	1,396,000	—	—
Total assets	$4,084,000	$3,503,000	$581,000	$—

Liabilities:
Interest rate swap contract	1,380,000	—	1,380,000	—
Total liabilities	$1,380,000	—	$1,380,000	—

	Fair value measurement at reporting date using
	Total December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Time deposits	$53,000	—	$53,000	—
Money market mutual funds	2,450,000	$2,450,000	—	—
Cash equivalents – restricted:
Money market mutual funds	2,380,000	2,380,000	—	—
Marketable securities:
Corporate debt securities	730,000	—	730,000	—
Marketable equity securities	1,364,000	1,364,000	—	—
Total assets	$6,977,000	$6,194,000	$783,000	—

Liabilities:
Interest rate swap contract	1,462,000	—	1,462,000	—
Total liabilities	$1,462,000	—	$1,462,000	—

Assets measured at fair value on a nonrecurring basis are summarized below by hierarchy as of June 30, 2011 and December 31, 2010:

	Fair value measurement at reporting date using
	Total June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total losses for the three and six months ended
Description	2011	(Level 1)	(Level 2) (a)	(Level 3) (b)	6/30/2011
Assets:
Other investments by investment focus:
Technology & Communication	$468,000	$—	$468,000	$—	$(3,000)
Diversified businesses	1,416,000	—	1,416,000	—	—
Real estate and related	1,526,000	—	545,000	981,000	(84,000)
Other	300,000	—	—	300,000	—
	$3,710,000	$—	$2,429,000	$1,281,000	$(87,000)

Goodwill (Bayshore)	5,628,000			5,628,000
Total assets	$9,338,000	$—	$2,429,000	$6,909,000	$(87,000)

	Fair value measurement at reporting date using
	Total December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total gains (losses) for year ended
Description	2010	(Level 1)	(Level 2) (a)	(Level 3) (b)	12/31/2010
Assets:
Other investments by investment focus:
Technology & Communication	$469,000	$—	$469,000	$—	$(44,000)
Diversified businesses	1,461,000	—	1,461,000	—	187,000
Real estate and related	1,539,000	—	539,000	1,000,000	(45,000)
Other	300,000	—	—	300,000	$14,000
	$3,769,000	$—	$2,469,000	$1,300,000	$112,000

Goodwill (Bayshore)	5,628,000			5,628,000	(2,100,000)
Total assets	$9,397,000	$—	$2,469,000	$6,928,000	$(1,988,000)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

For the six months ended June 30, 2011 and 2010, respectively, $87,000 and $50,000 of OTTI adjustments were recognized. No OTTI adjustments were recognized for the three months ended March 31, 2011 and 2010.

The OTTI loss for the three months ended June 30, 2011 primarily consists of a recognized impairment loss of approximately $84,000 in an investment in a partnership which operates and leases executive suites in Miami, Florida. The Company has funded $120,000 to date in this investment and the losses incurred were primarily associated with the initial start up of the venture in 2010.

(a)
This class of other investments above which are measured on a nonrecurring basis using Level 2 input or recent observable information. These include investments in certain entities that calculate net asset value per share (or its equivalent such as member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed, “NAV”). This class primarily consists of private equity funds that have varying investment focus. These investments can never be redeemed with the funds. Instead, the nature of the investments in this class is that distributions are received through the liquidation of the underlying assets of the fund. If these investments were held it is estimated that the underlying assets of the fund would be liquidated over 5 to 10 years. As of June 30, 2011 and December 31, 2010, it is probable that all of the investments in this class will be sold at an amount different from the NAV of the Company’s ownership interest in partners’ capital. Therefore, the fair values of the investments in this class have been estimated using recent observable information such as audited financial statements and/or statements of partners’ capital obtained directly from investees on a quarterly or other regular basis. As of June 30, 2011 and December 31, 2010 the amount of the Company’s unfunded commitments related to the aforementioned investments is approximately $610,000 and $665,000, respectively.

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

The following table includes a roll-forward of the investments classified within level 3 of the fair value hierarchy for the six months ended June 30, 2011:

Level 3 Investments:
Balance at January 1, 2011	$1,300,000
Additional investment in limited partnership	30,000
Other than temporary impairment loss	(87,000)
Transfers from Level 2	38,000
Balance at June 30, 2011	$1,281,000

For the six months ended June 30, 2011 the Company transferred approximately $38,000 from level 2 to level 3 to correct a misclassification of an investment in a real estate partnership as of December 31, 2010.

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

In conjunction with amendment of the Bayshore bank loan in March 2011 (Note 3), the interest rate swap contract liability was paid down by $198,400 (in the same proportion as the amount of the loan principal paid down). This amount represents a previously unrealized loss which upon pay down of the swap was reclassified from accumulated other comprehensive income and recorded as a realized loss on interest rate swap contract within the condensed consolidated statements of comprehensive income for the six months ended June 30, 2011.

As of June 30, 2011 the fair value of this hedge was an unrealized loss of approximately $1,380,000, as compared with an unrealized loss of $1,462,000 as of December 31, 2010 which resulted in an unrealized gain of $82,000 (or $41,000, net of non controlling interest) for the six months ended June 30, 2011. This amount has been recorded as other comprehensive income and will be reclassified to interest expense over the life of the contract.

The following tables present the required disclosures in accordance with ASC Topic 815-10:

	Liability Derivative
	June 30, 2011		December 31, 2010
Fair Values of Derivative Instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments:
Interest rate swap contract	Liabilities	$1,380,000	Liabilities	$1,462,000

Total derivatives designated as hedging instruments under ASC Topic 815		$1,380,000		$1,462,000

The Effect of Derivative Instruments on the Statements of Comprehensive Income

Amount of Gain or (Loss) Recognized in OCI on
Derivative (Effective Portion)
	For the three	For the three	For the six	For the six
	Months ended	Months ended	Months ended	Months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Interest rate swap contracts	$(89,500)	$(217,000)	$41,000	$(271,000)
Total	$(89,500)	$(217,000)	$41,000	$(271,000)

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

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net Revenues:
Real estate and marina rentals	$867,000	$896,000	$1,743,000	$1,792,000
Food and beverage sales	1,607,000	1,650,000	3,295,000	3,144,000
Spa revenues	98,000	107,000	210,000	216,000
Total net revenues	$2,572,000	$2,653,000	$5,248,000	$5,152,000

Income (loss) before income taxes:
Real estate and marina rentals	$239,000	$298,000	$495,000	$441,000
Food and beverage sales	56,000	40,000	114,000	43,000
Other investments and related income	(536,000)	(715,000)	(1,047,000)	(693,000)
Total net loss attributalbe to the Company before income taxes	$(241,000)	$(377,000)	$(438,000)	$(209,000)

9.  INCOME TAXES
We adopted the provisions of ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes” on January 1, 2007. This topic clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC Topic 740, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. Topic 740-10 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2007, 2008, 2009 and 2010, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2011.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the consolidated financial statements as selling, general and administrative expense.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
For the three and six months ended June 30, 2011 the Company reported a net loss of approximately $182,000 ($.18 per share) and $388,000 ($.38 per share), respectively. For the three and six months ended June 30, 2010 the Company reported a net loss of approximately $287,000 ($.28 per share) and $191,000 ($.19 per share), respectively.

Total revenues for the six months ended June 30, 2011 as compared with the same period in 2010, increased by approximately $98,000 or 2%. Total revenues for the three months ended June 30, 2011 as compared with the same period in 2010, decreased by approximately $81,000 or 3%.

Total expenses for the six months ended June 30, 2011, as compared with the same periods in 2010, increased by approximately $90,000 or 2%. Total expenses for the three months ended June 30, 2011, as compared with the same periods in 2010, decreased by approximately $110,000 or 4%.

REVENUES
Rentals and related revenues for the three and six months ended June 30, 2011 as compared with the same periods in 2010 increased by $7,000 (1%) and $7,000 (1%).

Restaurant operations:
Summarized statements of income for the Company’s Monty’s restaurant for the three and six months ended June 30, 2011 and 2010 is presented below:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2011	2010	2011	2010
Revenues:
Food and Beverage Sales	$1,608,000	$1,650,000	$3,296,000	$3,144,000

Expenses:
Cost of food and beverage sold	448,000	437,000	922,000	854,000
Labor and related costs	292,000	308,000	590,000	626,000
Entertainers	48,000	49,000	96,000	95,000
Other food and beverage direct costs	64,000	68,000	131,000	129,000
Other operating costs	86,000	90,000	176,000	166,000
Repairs and maintenance	35,000	49,000	80,000	86,000
Insurance	81,000	68,000	157,000	139,000
Management and accounting fees	26,000	22,000	64,000	57,000
Utilities	65,000	65,000	128,000	123,000
Rent (as allocated)	170,000	175,000	328,000	312,000
Total Expenses	1,315,000	1,331,000	2,672,000	2,587,000

Income before depreciation and non controlling interest	$293,000	$319,000	$624,000	$557,000

Amounts above are presented as a percentage of sales below:	For the three months		For the six months
	ended June 30,		ended June 30,
	2011	2010	2011	2010
Revenues:
Food and Beverage Sales	100%	100%	100%	100%

Expenses:
Cost of food and beverage sold	28%	26%	28%	27%
Labor and related costs	18%	19%	18%	20%
Entertainers	3%	3%	3%	3%
Other food and beverage direct costs	4%	4%	4%	4%
Other operating costs	5%	6%	5%	5%
Repairs and maintenance	2%	3%	2%	3%
Insurance	5%	4%	5%	4%
Management fees	2%	1%	1%	2%
Utilities	4%	4%	4%	4%
Rent (as allocated)	11%	11%	11%	10%
Total Expenses	82%	81%	81%	82%
Income before depreciation and non-controlling interest	18%	19%	19%	18%

For the six months ended June 30, 2011 as compared with the same period in 2010 restaurant sales increased by approximately $152,000 (5%), with food sales increasing by $158,000 (or 8%) and beverage sales decreasing $6,000 (or less than 1%).

For the three months ended June 30, 2011 as compared with the same period in 2010 restaurant sales decreased by approximately $42,000 (or 2%), with food sales increasing by $14,000 (1%) and beverage sales decreasing $56,000 (8%).

For the three and six months ended June 30, 2011 as compared with the same periods in 2010 cost of sales increased by $11,000 (3%) and $68,000 (8%), respectively. This was due to higher food costs.

Marina operations:
Summarized and combined statements of income for marina operations:
(The Company owns 50% of the Monty’s marina and 95% of the Grove Isle marina)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Marina Revenues:
Monty’s dockage fees and related income	$290,000	$315,000	$591,000	$619,000
Grove Isle marina slip owners dues and dockage fees	113,000	124,000	224,000	252,000
Total marina revenues	403,000	439,000	815,000	871,000

Marina Expenses:
Labor and related costs	60,000	68,000	131,000	131,000
Insurance	21,000	50,000	43,000	99,000
Management fees	18,000	19,000	36,000	39,000
Utilities, net of tenant reimbursement	(2,000)	(2,000)	(18,000)	(13,000)
Rent and bay bottom lease expense	54,000	61,000	110,000	119,000
Repairs and maintenance	54,000	19,000	95,000	56,000
Other	22,000	30,000	48,000	57,000
Total marina expenses	227,000	245,000	445,000	488,000

Income before depreciation and non controlling interest	$176,000	$194,000	$370,000	$383,000

Marina revenues for the three and six months ended June 30, 2011 as compared to the same periods in 2010 decreased by $36,000 (8%) and $56,000 (6%). This was primarily due to decreased transient dockage rental at both marinas.

Spa operations:
Below are summarized statements of income for Grove Isle spa operations for the three and six months ended June 30, 2011 and 2010. The Company owns 50% of the Grove Isle Spa with the other 50% owned by an affiliate of Grand Heritage, the tenant of the Grove Isle Resort:

Summarized statements of income of spa operations	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
Revenues:
Services provided	$78,000	$88,000	$172,000	$178,000
Membership and other	20,000	19,000	38,000	38,000
Total spa revenues	98,000	107,000	210,000	216,000
Expenses:
Cost of sales (commissions and other)	16,000	17,000	34,000	29,000
Salaries, wages and related	33,000	31,000	65,000	68,000
Other operating expenses	47,000	41,000	91,000	71,000
Management and administrative fees	5,000	5,000	11,000	11,000
Other non-operating expenses	6,000	3,000	9,000	14,000
Total Expenses	107,000	97,000	210,000	193,000

Income (loss) before interest, depreciation and non-controlling interest	$(9,000)	$10,000	$-0-	$23,000

There were no significant changes in Spa operations for the three and six months ended June 30, 2011 as compared with the same periods in 2010.

Net realized and unrealized (loss) gain from investments in marketable securities:
Net realized and unrealized loss from investments in marketable securities for the three months ended June 30, 2011 and 2010 was approximately $31,000 and $156,000, respectively. Net realized and unrealized gain (loss) from investments in marketable securities for the six months ended June 30, 2011 and 2010 was approximately $32,000 and ($29,000), respectively.

Net income from other investments:
Net income from other investments for the three and six months ended June 30, 2011 was approximately $36,000 and $45,000, respectively. This is as compared to gains of approximately $20,000 and $218,000 for the three and six months ended June 30, 2010. Additionally, for the three and six months ended June 30, 2011 and 2010 other than temporary impairment valuation losses of $87,000 and $50,000, respectively, were recognized. For further details refer to Note 5 to Condensed Consolidated Financial Statements (unaudited).

Interest, dividend and other income:
Interest, dividend and other income for the three and six months ended June 30, 2011 was approximately $30,000 and $126,000, respectively. This is as compared to income of approximately $60,000 and $178,000 for the three and six months ended June 30, 2010. The decreases in the three and six month comparable periods were $30,000 (50%) and $52,000 (29%), respectively. The decreases were primarily a result of reduced interest and dividends due to decreased investments in marketable securities.

EXPENSES
Expenses for rental and other properties for the three and six months ended June 30, 2011 were $165,000 and $348,000, respectively. This is as compared to the same expenses of approximately $154,000 and $319,000 for the three and six months ended June 30, 2010. These increases of $11,000 (7%) and $29,000 (9%) respectively were primarily due to increased repairs and maintenance expenses.

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

Depreciation and amortization expense for the three and six months ended June 30, 2011 compared to the same periods in 2010 increased by $7,000 (3%) and $107,000 (21%), respectively. This increase was primarily due to the amortization $145,000 of loan costs associated with the Monty’s loan modification completed in March 2011. The increases in amortization expense were partially offset by decreased depreciation expense of approximately $33,000 as a result of increased amount of fully depreciated fixed assets related to Grove Isle.

General and administrative expense for the three and six months ended June 30, 2011 compared to the same periods in 2010 decreased by approximately $43,000 (35%) and $44,000 (20%), respectively. This was due to decreased corporate administrative expenses.

Professional fees and expenses for the six months ended June 30, 2011 compared to the same period in 2010 increased by $8,000 (4%). Professional fees and expenses for the three months ended June 30, 2011 compared to the same period in 2010 decreased by $5,000 (4%). These changes were primarily due to legal costs relating to ongoing Grove Isle litigation.

EFFECT OF INFLATION:
Inflation affects the costs of operating and maintaining the Company’s investments. In addition, rentals under certain leases are based in part on the lessee’s sales and tend to increase with inflation, and certain leases provide for periodic adjustments according to changes in predetermined price indices.

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES
The Company’s material commitments primarily consist of maturities of debt obligations of approximately $6.4 million in 2011 and contributions committed to other investments of approximately $614,000 due upon demand. The funds necessary to meet these obligations are expected from the proceeds from the sales of properties or investments, bank construction loan, refinancing of existing bank loans, distributions from investments and available cash.

In April 2011 the Company renewed and modified the existing bank mortgage note payable on the Grove Isle property with the same lender. In conjunction with the renewal and modification the principal balance of the loan was paid down by $650,000. As of June 30, 2011 the principal amount outstanding is $2.9 million. The loan matures on December 31, 2011 and calls for the same monthly principal payments of $10,000 plus interest calculated at the one-month LIBOR rate plus 3%. At maturity we have an option to extend the loan to December 31, 2012 under essentially the same terms as the current loan agreement.

Also included in the maturing debt obligations for 2011 is a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of approximately $3.3 million due on demand. The obligation due to TGIF will be paid with funds available from distributions from its investment in TGIF and from available cash.

MATERIAL COMPONENTS OF CASH FLOWS
For the six months ended June 30, 2011, net cash provided by operating activities was approximately $316,000. This was primarily from the Company’s rental operations cash flow.

For the six months ended June 30, 2011, net cash provided by investing activities was approximately $34,000. This consisted primarily of approximately $642,000 in net proceeds from sales of marketable securities and distributions from other investment of $119,000. These sources of funds were partially offset by purchases of marketable securities of $440,000, contributions to other investments of $119,000 and additions to fixed assets of $163,000.

For the six months ended June 30, 2011, net cash used in financing activities was approximately $520,000. This primarily consisted of loan principal repayments of $2.6 million, interest rate swap contract partial settlement of $198,000, and distributions to non controlling interests in consolidated entities. These uses of funds were partially offset sources of funds consisting of withdraws from restricted cash accounts of $2.4 million in conjunction with Bayshore loan amendment completed in March 2011 and after which no restricted cash balance remains.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Not applicable

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q have concluded that, based on such evaluation, our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiaries, which we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, was made known to them by others within those entities and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting.
There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of such internal control over financial reporting that occurred during our last fiscal quarter which have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

HMG/COURTLAND PROPERTIES, INC.

/s/ Lawrence Rothstein
Dated: August 15, 2011	Lawrence Rothstein
President, Treasurer and Secretary
Principal Financial Officer

/s/ Carlos Camarotti
Dated: August 15, 2011	Carlos Camarotti
Vice President- Finance and Controller
Principal Accounting Officer