Form 10-Q
period 2011-09-30
HMG COURTLAND PROPERTIES INC
filed 2011-11-14
CIK 311817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGEACT OF 1934

For the Quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☒ No ☐

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 1,010,426 Common shares were outstanding as of November 14, 2011.

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

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(UNAUDITED)
ASSETS
Investment properties, net of accumulated depreciation:
Commercial properties	$6,900,653	$7,259,225
Hotel, club and spa facility	3,501,097	3,649,217
Marina properties	2,117,946	2,110,445
Land held for development	27,689	27,689
Total investment properties, net	12,547,385	13,046,576

Cash and cash equivalents	2,916,630	3,618,200
Cash and cash equivalents-restricted	—	2,379,947
Investments in marketable securities	1,886,678	2,093,109
Other investments	3,716,589	3,769,417
Investment in affiliate	2,843,573	2,813,634
Loans, notes and other receivables	557,020	742,411
Notes and advances due from related parties	705,587	698,341
Deferred taxes	760,000	480,000
Goodwill	5,628,627	5,628,627
Other assets	710,259	657,541
TOTAL ASSETS	$32,272,348	$35,927,803

LIABILITIES
Mortgages and notes payable	$14,798,271	$17,509,155
Accounts payable, accrued expenses and other liabilities	792,827	894,894
Interest rate swap contract payable	1,976,000	1,462,000
TOTAL LIABILITIES	17,567,098	19,866,049

STOCKHOLDERS’ EQUITY
Excess common stock, $1 par value; 100,000 shares authorized: no shares issued	—	—
Common stock, $1 par value; 1,200,000 shares authorized and 1,023,955 issued	1,023,955	1,023,955
Additional paid-in capital	24,361,987	24,313,341
Less: Treasury stock at cost (13,529 shares as of September 30, 2011 and December 31, 2010)	(60,388)	(60,388)
Undistributed gains from sales of properties, net of losses	41,572,120	41,572,120
Undistributed losses from operations	(54,062,038)	(53,443,832)
Accumulated other comprehensive loss	(988,000)	(731,000)
Total stockholders’ equity	11,847,636	12,674,196
Non controlling interest	2,857,614	3,387,558
TOTAL EQUITY	14,705,250	16,061,754
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,272,348	$35,927,803

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
REVENUES
Real estate rentals and related revenue	$475,230	$470,436	$1,402,791	$1,391,296
Food & beverage sales	1,218,886	1,124,481	4,514,577	4,268,092
Marina revenues	384,640	444,489	1,200,019	1,315,286
Spa revenues	211,226	173,239	421,023	388,830
Total revenues	2,289,982	2,212,645	7,538,410	7,363,504

EXPENSES
Operating expenses:
Rental and other properties	211,684	221,329	559,681	539,575
Food and beverage cost of sales	344,710	305,814	1,266,389	1,159,351
Food and beverage labor and related costs	304,758	339,295	990,389	1,060,456
Food and beverage other operating costs	474,202	487,055	1,538,153	1,498,473
Marina expenses	212,670	218,854	655,816	707,069
Spa expenses	204,238	152,090	414,136	344,117
Depreciation and amortization	237,079	209,037	854,821	719,466
Adviser’s base fee	255,000	255,000	765,000	765,000
General and administrative	117,293	95,809	290,252	312,935
Professional fees and expenses	108,871	107,035	305,201	295,708
Directors’ fees and expenses	25,285	31,459	70,591	84,434
Total operating expenses	2,495,790	2,422,777	7,710,429	7,486,584

Interest expense	216,837	262,293	687,487	793,997
Total expenses	2,712,627	2,685,070	8,397,916	8,280,581

Loss before other income and income taxes	(422,645)	(472,425)	(859,506)	(917,077)

Net realized and unrealized (losses) gains from investments in marketable securities	(173,206)	208,171	(141,226)	179,348
Net income from other investments	10,189	24,184	55,502	242,370
Other than temporary impairment losses from other investments	—	—	(86,707)	(50,000)
Realized loss on interest rate swap agreement	—	—	(198,400)	—
Interest, dividend and other income	34,346	100,378	160,368	278,359
Total other (loss) income	(128,671)	332,733	(210,463)	650,077

Loss before income taxes	(551,316)	(139,692)	(1,069,969)	(267,000)

(Benefit from) provision for income taxes	(230,000)	22,000	(280,000)	4,000
Net loss	(321,316)	(161,692)	(789,969)	(271,000)

Less: Net loss attributable to noncontrolling interest in consolidated entities	91,283	89,385	171,764	7,990
Net loss attributable to the Company	$(230,033)	$(72,307)	$(618,205)	$(263,010)

Other comprehensive income (loss):
Unrealized loss on interest rate swap agreement	$(298,000)	$(133,500)	$(257,000)	$(404,500)
Total other comprehensive loss	(298,000)	(133,500)	(257,000)	(404,500)

Comprehensive loss	$(528,033)	$(205,807)	$(875,205)	$(667,510)

Net loss Per Common Share:
Basic and diluted	$(0.23)	$(0.07)	$(0.61)	$(0.26)
Weighted average common shares outstanding-Basic and diluted	1,010,426	1,021,376	1,010,426	1,021,381

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to the Company	$(618,205)	$(263,010)
Adjustments to reconcile net loss attributable to the Company to net cash provided by (used in) operating activities:
Depreciation and amortization	854,821	719,466
Non-employee stock compensation expense	48,646	—
Net income from other investments, excluding impairment losses	(55,502)	(242,370)
Other than temporary impairment loss from other investments	86,707	50,000
Net loss (gain) from investments in marketable securities	141,226	(179,348)
Realized loss on interest rate swap agreement	198,400	—
Net loss attributable to non controlling interest	(171,764)	(7,990)
Deferred income tax (benefit) provision	(280,000)	4,000
Changes in assets and liabilities:
Other assets and other receivables	(52,758)	(320,392)
Accounts payable, accrued expenses and other liabilities	(104,467)	238,194
Total adjustments	665,309	261,560
Net cash provided by (used in) operating activities	47,104	(1,450)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and improvements of properties	(170,196)	(133,967)
(Increase) decrease in notes and advances from related parties	(7,246)	11,504
Collections of mortgage loans and notes receivables	—	163,975
Distributions from other investments	168,794	262,949
Contributions to other investments	(174,713)	(273,409)
Net proceeds from sales and redemptions of securities	1,165,181	2,988,237
Purchase of marketable securities	(1,099,976)	(1,054,686)
Net cash (used in) provided by investing activities	(118,156)	1,964,603

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgages and notes payables	(2,710,884)	(623,971)
Partial settlement of interest rate swap contract	(198,400)	—
Withdrawals from restricted cash	2,379,947	21,038
(Distributions to) contribution from minority partners	(101,181)	61,449
Purchase of treasury stock	—	(903)
Net cash used in financing activities	(630,518)	(542,387)

Net (decrease) increase in cash and cash equivalents	(701,570)	1,420,766

Cash and cash equivalents at beginning of the year	3,618,200	1,909,218

Cash and cash equivalents at end of the year	$2,916,630	$3,329,984

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$687,000	$794,000
Cash paid during the period for income taxes	$—	$—

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report for the year ended December 31, 2010. The balance sheet as of December 31, 2010 was derived from audited financial statements as of that date. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements include the accounts of HMG/Courtland Properties, Inc. (the “Company”) and entities in which the Company owns a majority voting interest or controlling financial interest. All material transactions and balances with consolidated and unconsolidated entities have been eliminated in consolidation or as required under the equity method.

2. RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2011, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force.” This ASU amended the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate consideration received. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” which provides common requirements for measuring fair value and disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). This ASU is effective for fiscal years beginning on or after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. This ASU is effective for fiscal years beginning on or after December 15, 2011 and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

Summarized combined statements of income for Landing and Rawbar for the three and nine months ended September 30, 2011 and 2010are presented below (Note: the Company’s ownership percentage in these operations is 50%):

Summarized Combined statements of income Bayshore Landing, LLC and Bayshore Rawbar, LLC	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010

Revenues:
Food and Beverage Sales	$1,219,000	$1,124,000	$4,515,000	$4,268,000
Marina dockage and related	243,000	320,000	800,000	939,000
Retail/mall rental and related	158,000	159,000	452,000	455,000
Total Revenues	1,620,000	1,603,000	5,767,000	5,662,000

Expenses:
Cost of food and beverage sold	344,000	305,000	1,266,000	1,159,000
Labor and related costs	255,000	291,000	845,000	917,000
Entertainers	49,000	49,000	145,000	144,000
Other food and beverage related costs	113,000	128,000	420,000	423,000
Other operating costs	71,000	88,000	141,000	219,000
Repairs and maintenance	76,000	80,000	290,000	201,000
Insurance	150,000	132,000	404,000	417,000
Management and professional fees	93,000	69,000	253,000	195,000
Utilities	71,000	78,000	195,000	203,000
Ground rent	220,000	209,000	666,000	628,000
Interest	166,000	201,000	533,000	625,000
Depreciation and amortization (a)	167,000	176,000	650,000	536,000
Realized loss on interest rate swap (Note 7)	—	—	198,000	—
Total Expenses	1,775,000	1,806,000	6,006,000	5,667,000

Net income (loss)	$(155,000)	$(203,000)	$(239,000)	$(5,000)

(a)	Includes approximately $145,000 loan costs which were fully amortized in conjunction with the Monty’s loan modification in March 2011.

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

Net realized and unrealized gain (loss) from investments in marketable securities for the three and nine months ended September 30, 2011 and 2010 is summarized below:

	Three months ended September 30,		Nine months ended September 30,
Description	2011	2010	2011	2010
Net realized gain from sales of securities	$36,000	$27,000	$115,000	$279,000
Net unrealized (loss) gain in trading securities	(209,000)	181,000	(256,000)	(100,000)
Total net realized and unrealized (loss) gain from investments in marketable securities	$(173,000)	$208,000	$(141,000)	$179,000

For the three and nine months ended September 30, 2011 net unrealized losses from trading securities were $209,000 and $256,000, respectively. This is compared to a net unrealized gain of $181,000 for the three months ended September 30, 2010 and a net unrealized loss of $100,000 for the nine months ended September 30, 2010.

For the three months ended September 30, 2011 net realized gain from sales of marketable securities was $36,000, and consisted of $65,000 of gross gains net of $29,000 of gross losses. For the nine months ended September 30, 2011 net realized gain from sales of marketable securities was $115,000, and consisted of $169,000 of gross gains net of $54,000 of gross losses.

For the three months ended September 30, 2010 net realized gain from sales of marketable securities was $27,000, and consisted of $39,000 of gross gains net of $12,000 of gross losses. For the nine months ended September 30, 2010 net realized gain from sales of marketable securities was $279,000, and consisted of $476,000 of gross gains net of $197,000 of gross losses.

Investment gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s net earnings. However, the amount of investment gains or losses on marketable securities for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

5. OTHER INVESTMENTS
As of September 30, 2011, the Company’s portfolio of other investments had an aggregate carrying value of approximately $3.7 million. The Company has committed to fund an additional $808,000 as required by agreements with the investees. The carrying value of these investments is equal to contributions less distributions and loss valuation adjustments. During the three months ended September 30, 2011 the Company committed to a new investment in the amount of $250,000, of which $25,000 was funded as of September 30, 2011. This investment is a power and energy real estate fund. Total cash contributions to other investments for the three and nine months ended September 30, 2011were approximately $56,000 and $175,000, respectively. Total cash distributions from other investments for the three and nine months ended September 30, 2011 were approximately $50,000 and $169,000, respectively. These distributions were primarily from investments in partnerships owning diversified operating companies and real estate.

Net income from other investments for the three and nine months ended September 30, 2011 and 2010, is summarized below (excluding other than temporary impairment loss):

	Three months ended September 30,		Nine months ended September 30,
Description	2011	2010	2011	2010
Partnership owning diversified businesses & distressed debt	—	—	$25,000	$179,000
Technology and related	$1,000	—	1,000	3,000
Partnership owning investments in marketable securities	—	$14,000	—	13,000
Income from investment in 49% owned affiliate (T.G.I.F. Texas, Inc.)	9,000	10,000	30,000	47,000

Total net income from other investments	$10,000	$24,000	$56,000	$242,000

Other than temporary impairment losses from other investments for the three and nine months ended September 30, 2011 and 2010, are summarized below:

	Three months ended September 30,		Nine months ended September 30,
Description	2011	2010	2011	2010
Real estate and related (a)	—	—	$(84,000)	$(50,000)
Partnership owning diversified businesses & distressed debt	—	—	(3,000)	—

Total OTTI loss from other investments	$—	$—	$(87,000)	$(50,000)

(a)
In June 2011 the Company recognized an impairment loss of approximately $84,000from an investment in a partnership which operates and leases executive suites in Miami, Florida. The Company has funded $120,000 to date in this investment and the losses incurred were associated with the initial start up of the venture in 2010.

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2011 and December 31, 2010, aggregated by investment category and the length of time that investments have been in a continuous loss position:

	As of September 30, 2011
	Less than 12 Months		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$323,000	$(15,000)	$38,000	$(48,000)	$361,000	$(63,000)
Partnerships owning diversified businesses	—	—	216,000	(73,000)	216,000	(73,000)
Partnerships owning real estate and related investments	—	—	261,000	(50,000)	261,000	(50,000)
Total	$323,000	$(15,000)	$515,000	$(171,000)	$838,000	$(186,000)

	As of December 31, 2010
	Less than 12 Months		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	—	—	$52,000	$(34,000)	$52,000	$(34,000)
Partnerships owning diversified businesses	—	—	737,000	(104,000)	737,000	(104,000)
Partnerships owning real estate & related	—	—	398,000	(105,000)	398,000	(105,000)
Total	—	—	$1,187,000	$(243,000)	$1,187,000	$(243,000)

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

In accordance with ASC Topic 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments (“OTTI”) as of September 30, 2011 OTTI impairment valuation adjustments totaled $87,000primarily from an investment in a real estate partnership which leases executive suites in Miami, Florida (as discussed above). As of September 30, 2010 OTTI impairment valuation adjustments totaled $50,000 primarily from an investment in a real estate fund.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below by hierarchy as of September 30 2011 and December 31, 2010:

	Fair value measurement at reporting date using
Description	Total September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Time deposits	$54,000	—	$54,000	—
Money market mutual funds	1,914,000	$1,914,000	—	—
Marketable securities:
Corporate debt securities	605,000	—	605,000	—
Marketable equity securities	1,282,000	1,282,000	—	—
Total assets	$3,855,000	$3,196,000	$659,000	$—

Liabilities:
Interest rate swap contract	1,976,000	—	1,976,000	—
Total liabilities	$1,976,000	—	$1,976,000	—

	Fair value measurement at reporting date using
Description	Total December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Time deposits	$53,000	—	$53,000	—
Money market mutual funds	2,450,000	$2,450,000	—	—
Cash equivalents – restricted:
Money market mutual funds	2,380,000	2,380,000	—	—
Marketable securities:
Corporate debt securities	730,000	—	730,000	—
Marketable equity securities	1,364,000	1,364,000	—	—
Total assets	$6,977,000	$6,194,000	$783,000	—

Liabilities:
Interest rate swap contract	1,462,000	—	1,462,000	—
Total liabilities	$1,462,000	—	$1,462,000	—

Assets measured at fair value on a nonrecurring basis are summarized below by hierarchy as of September 30, 2011 and December 31, 2010:

	Fair value measurement at reporting date using
	Total September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total losses for the nine months ended
Description	2011	(Level 1)	(Level 2) (a)	(Level 3) (b)	9/30/2011
Assets:
Other investments by investment focus:
Technology & Communication	$468,000	$—	$468,000	$—	$(3,000)
Diversified businesses	1,427,000	—	1,427,000	—	—
Real estate and related	1,522,000	—	541,000	981,000	(84,000)
Other	300,000	—	—	300,000	—
	$3,717,000	$—	$2,436,000	$1,281,000	$(87,000)

Goodwill (Bayshore)	5,628,000			5,628,000
Total assets	$9,345,000	$—	$2,436,000	$6,909,000	$(87,000)

	Fair value measurement at reporting date using
	Total December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total gains (losses) for year ended
Description	2010	(Level 1)	(Level 2) (a)	(Level 3) (b)	12/31/2010
Assets:
Other investments by investment focus:
Technology & Communication	$469,000	$—	$469,000	$—	$(44,000)
Diversified businesses	1,461,000	—	1,461,000	—	187,000
Real estate and related	1,539,000	—	539,000	1,000,000	(45,000)
Other	300,000		—	300,000	$14,000
	$3,769,000	$—	$2,469,000	$1,300,000	$112,000

Goodwill (Bayshore)	5,628,000			5,628,000	(2,100,000)
Total assets	$9,397,000	$—	$2,469,000	$6,928,000	$(1,988,000)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

For the nine months ended September 30, 2011 and 2010, respectively, $87,000 and $50,000 of OTTI adjustments were recognized. No OTTI adjustments were recognized for the three months ended September 30, 2011 and 2010.

The OTTI loss for the nine months ended September 30, 2011 primarily consists of a recognized impairment loss of approximately $84,000 in an investment in a partnership which operates and leases executive suites in Miami, Florida. The Company has funded $120,000 to date in this investment and the losses incurred were primarily associated with the initial start up of the venture in 2010.

(a)
This class of other investments above which are measured on a nonrecurring basis using Level 2 input or recent observable information. These include investments in certain entities that calculate net asset value per share (or its equivalent such as member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed, “NAV”). This class primarily consists of private equity funds that have varying investment focus. These investments can never be redeemed with the funds. Instead, the nature of the investments in this class is that distributions are received through the liquidation of the underlying assets of the fund. If these investments were held it is estimated that the underlying assets of the fund would be liquidated over 5 to 10 years. As of September 30, 2011 and December 31, 2010, it is probable that all of the investments in this class will be sold at an amount different from the NAV of the Company’s ownership interest in partners’ capital. Therefore, the fair values of the investments in this class have been estimated using recent observable information such as audited financial statements and/or statements of partners’ capital obtained directly from investees on a quarterly or other regular basis.

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

The following table includes a roll-forward of the investments classified within level 3 of the fair value hierarchy for the nine months ended September 30, 2011:

Level 3 Investments:
Balance at January 1, 2011	$1,300,000
Additional investment in limited partnership	30,000
Other than temporary impairment loss	(87,000)
Transfers from Level 2	38,000
Balance at September 30, 2011	$1,281,000

For the nine months ended September 30, 2011 the Company transferred approximately $38,000 from level 2 to level 3 to correct a misclassification of an investment in a real estate partnership as of December 31, 2010.

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

In conjunction with amendment of the Bayshore bank loan in March 2011 (Note 3), the interest rate swap contract liability was paid down by $198,400 (in the same proportion as the amount of the loan principal paid down). This amount represents a previously unrealized loss which upon pay down of the swap was reclassified from accumulated other comprehensive income and recorded as a realized loss on interest rate swap contract within the condensed consolidated statements of comprehensive income for the nine months ended September 30, 2011.

As of September 30, 2011 the fair value of this hedge was an unrealized loss of $1,976,000, as compared with an unrealized loss of $1,462,000 as of December 31, 2010 which resulted in an unrealized loss of $514,000 (or $257,000, net of noncontrolling interest) for the nine months ended September 30, 2011. This amount has been recorded as other comprehensive income and will be reclassified to interest expense over the life of the contract.

The following tables present the required disclosures in accordance with ASC Topic 815-10:

	Liability Derivative
Fair Values of Derivative Instruments:	September 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap contract	Liabilities	$1,976,000	Liabilities	$1,462,000

Total derivatives designated as hedging instruments under ASC Topic 815		$1,976,000		$1,462,000

The Effect of Derivative Instruments on the Statements of Comprehensive Income

Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)
	For the three	For the three	For the nine	For the nine
	Months ended	Months ended	Months ended	Months ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Interest rate swap contracts	$(298,000)	$(133,500)	$(257,000)	$(404,500)
Total	$(298,000)	$(133,500)	$(257,000)	$(404,500)

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net Revenues:
Real estate and marina rentals	$860,000	$915,000	$2,603,000	$2,707,000
Food and beverage sales	1,219,000	1,125,000	4,515,000	4,268,000
Spa revenues	211,000	173,000	421,000	388,000
Total net revenues	$2,290,000	$2,213,000	$7,539,000	$7,363,000

Loss before income taxes:
Real estate and marina rentals	$235,000	$257,000	$729,000	$698,000
Food and beverage sales	(42,000)	(117,000)	72,000	(75,000)
Other investments and related income	(653,000)	(190,000)	(1,699,000)	(882,000)
Total net loss attributable to the Company before income taxes	$(460,000)	$(50,000)	$(898,000)	$(259,000)

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2007, 2008, 2009 and 2010, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2011.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the consolidated financial statements as selling, general and administrative expense.

10. STOCK-BASED COMPENSATION

In March 2011, the Company’s Board of Directors authorized the 2011 Stock Option Plan (the “Plan”), which was approved by the shareholders on August 25, 2011. The 2011 Stock Option Plan replaces the 2000 Stock Option Plan and all outstanding options under the 2001 Plan have expired. The Plan provides for the grant of options to purchase up to 120,000 shares of the Company’s common stock to the officers and directors of the Company. On March 23, 2011 options were granted to all officers and directors to purchase an aggregate of 118,300 common shares at no less than 100% of the fair market value at the date of grant. These options were issued after approval of the Plan by shareholders on August 25, 2011. These options are vested when issued, except for some of the stock options granted to the President and CEO which vest in 2012 and 2013. Options are not transferable and expire upon termination of employment, except to a limited extent in the event of retirement, disability or death of the grantee. Stock options issued to the CEO have an exercise price of 110% of the fair market value at the date of grant. The average exercise price of the options granted in 2011 was $5.03 per share. The Company’s stock price on the date of grant was $4.80 per share.

The Company’s policy is to record stock compensation expense in accordance with ASC Topic 505-50, “Equity-Based Payments to Non-Employees”. Options granted during 2011 were valued at the date of grant using the Black-Scholes option pricing model.  The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have some vesting restrictions and are not transferable. The per share weighted average fair value of stock options granted during the nine months in 2011 was $.63 and was determined using the following assumptions: expected price volatility 16.25%, risk-free interest rate ranging between .11% and .47%, zero expected dividend yield and five years expected life of options.  The Company’s stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. It is management’s opinion that the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

The Company’s non-employee stock compensation expense based on the fair value at the date of grant for stock options was approximately $49,000for the three and nine months ended September 30, 2011 and is included in the results of operations in the condensed consolidated financial statements. There was no such expense in the prior comparable period.

As of September 30, 2011, there was approximately $26,000 of total unrecognized non-employee stock compensation expense related to unvested stock options under the Plan. This expense is expected to be recognized over the vesting periods ending August 25, 2012 and 2013.

A summary of the status of the Company’s stock option plan as of September 30, 2011 and December 31, 2010, and changes during the periods ending on those dates are presented below:

	As of September 30, 2011		As of December 31, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the period	102,100	$8.83	102,100	$8.83
Granted	118,300	—	—	—
Exercised	—	—	—	—
Expired	(102,100)	—	—	—
Forfeited	—	—	—	—
Outstanding at the end of the period	118,300	$5.03	102,100	$8.83

Options exercisable at period-end	118,300	$5.03	102,100	$8.83
Weighted average fair value of options granted during the period	118,300	$.63	—	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
For the three and nine months ended September 30, 2011 the Company reported a net loss of approximately $230,000 ($.23 per share) and $618,000 ($.61 per share), respectively. For the three and nine months ended September 30, 2010 the Company reported a net loss of approximately $72,000 ($.07 per share) and $263,000 ($.26 per share), respectively.

Total revenues for the nine months ended September 30, 2011as compared with the same period in 2010, increased by approximately $175,000 or 2%. Total revenues for the three months ended September 30, 2011as compared with the same period in 2010, increased by approximately $77,000 or 3%.

Total expenses for the nine months ended September 30, 2011, as compared with the same period in 2010, increased by approximately $117,000 or 1%. Total expenses for the three months ended September 30, 2011, as compared with the same period in 2010, increased by approximately $27,000 or 1%.

REVENUES

Rentals and related revenues for the three and nine months ended September 30, 2011 as compared with the same periods in 2010 remained relatively consistent.

Restaurant operations:
Summarized statements of income for the Company’s Monty’s restaurant for the three and nine months ended September 30, 2011 and 2010 is presented below:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Food and Beverage Sales	$1,219,000	$1,124,000	$4,515,000	$4,268,000

Expenses:
Cost of food and beverage sold	345,000	305,000	1,266,000	1,159,000
Labor and related costs	255,000	291,000	845,000	917,000
Entertainers	49,000	49,000	145,000	144,000
Other food and beverage direct costs	57,000	50,000	188,000	179,000
Other operating costs	56,000	78,000	232,000	244,000
Repairs and maintenance	42,000	42,000	122,000	128,000
Insurance	83,000	81,000	240,000	220,000
Management, accounting & other professional fees	48,000	50,000	112,000	107,000
Utilities	60,000	66,000	188,000	189,000
Rent (as allocated)	129,000	119,000	457,000	431,000
Total Expenses	1,123,000	1,131,000	3,795,000	3,718,000

Income (loss) before depreciation and non controlling interest	$96,000	$(7,000)	$720,000	$550,000

Amounts above are presented as a percentage of sales below:	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Food and Beverage Sales	100%	100%	100%	100%

Expenses:
Cost of food and beverage sold	28%	27%	28%	27%
Labor and related costs	21%	26%	19%	21%
Entertainers	4%	4%	3%	3%
Other food and beverage direct costs	5%	4%	4%	4%
Other operating costs	5%	8%	5%	6%
Repairs and maintenance	3%	4%	3%	3%
Insurance	7%	7%	5%	5%
Management, accounting & other professional fees	4%	4%	3%	3%
Utilities	4%	6%	4%	5%
Rent (as allocated)	11%	11%	10%	10%
Total Expenses	92%	101%	84%	87%
Income (loss) before depreciation and non-controlling interest	8%	(1%)	16%	13%

For the nine months ended September 30, 2011 as compared with the same period in 2010 restaurant food and beverage sales increased by approximately $246,000 (6%), with food sales increasing by $222,000 (or 9%) and beverage sales increasing $24,000 (or 1%).

For the three months ended September 30, 2011 as compared with the same period in 2010 restaurant food and beverage sales increased by approximately $94,000 (or 8%), with food sales increasing by $64,000 (10%) and beverage sales increasing $30,000 (7%).

For the three and nine months ended September 30, 2011 as compared with the same periods in 2010cost of sales increased by $39,000 (13%) and $107,000 (9%), respectively. This was due primarily to higher food costs.

For the three and nine months ended September 30, 2011 as compared with the same periods in 2010labor and related costs decreased by $35,000 (10%) and $70,000 (7%), respectively. This was due primarily to a reduction in restaurant general management salaries.

Marina operations:
Summarized and combined statements of income for marina operations:
(The Company owns 50% of the Monty’s marina and 95% of the Grove Isle marina)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2011	2010	2011	2010
Marina Revenues:
Monty’s dockage fees and related income	$259,000	$320,000	$850,000	$938,000
Grove Isle marina slip owners dues and dockage fees	126,000	124,000	350,000	377,000
Total marina revenues	385,000	444,000	1,200,000	1,315,000

Marina Expenses:
Labor and related costs	70,000	62,000	201,000	193,000
Insurance	24,000	21,000	67,000	120,000
Management fees	17,000	19,000	54,000	58,000
Utilities, net of tenant reimbursement	4,000	3,000	(14,000)	(9,000)
Rent and bay bottom lease expense	49,000	61,000	159,000	181,000
Repairs and maintenance	26,000	26,000	121,000	82,000
Other	21,000	26,000	68,000	83,000
Total marina expenses	211,000	218,000	656,000	708,000

Income before depreciation and non controlling interest	$174,000	$226,000	$544,000	$607,000

Marina revenues for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 decreased by $60,000 (13%) and $115,000 (9%). This was primarily due to decreased transient dockage rental at the Monty’s marina.

Spa operations:
Below are summarized statements of income for Grove Isle spa operations for the three and nine months ended September 30, 2011 and 2010. The Company owns 50% of the Grove Isle Spa with the other 50% owned by an affiliate of Grand Heritage, the tenant of the Grove Isle Resort:

Summarized statements of income of spa operations	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Revenues:
Services provided	$196,000	$156,000	$367,000	$334,000
Membership and other	16,000	17,000	54,000	55,000
Total spa revenues	212,000	173,000	421,000	389,000
Expenses:
Cost of sales (commissions and other)	33,000	25,000	67,000	54,000
Salaries, wages and related	40,000	24,000	105,000	92,000
Other operating expenses	119,000	77,000	209,000	147,000
Management and administrative fees	11000	14,000	23,000	25,000
Other non-operating expenses	2,000	12,000	11,000	26,000
Total Expenses	205,000	152,000	415,000	344,000

Income before interest, depreciation and non-controlling interest	$7,000	$21,000	$6,000	$45,000

For the three and nine months ended September 30, 2011 as compared with the same periods in 2010, spa revenues increased by $38,000 (or 22%) and $32,000 (or 8%), respectively. For the three and nine months ended September 30, 2011 as compared with the same periods in 2010, spa expenses increased by $52,000 (or 34%) and $70,000 (or 20%), respectively. The increases in revenue and expenses were primarily due to extended promotional program offering services at discounted prices.

Net realized and unrealized (loss) gain from investments in marketable securities:
Net realized and unrealized (loss) gain from investments in marketable securities for the three months ended September 30, 2011and 2010 was approximately ($173,000) and $208,000, respectively. Net realized and unrealized (loss) gain from investments in marketable securities for the nine months ended September 30, 2011 and 2010 was approximately ($141,000) and $179,000, respectively.

Net income from other investments:
Net income from other investments for the three and nine months ended September 30, 2011 was approximately $10,000 and $56,000, respectively. This is as compared to gains of approximately $24,000 and $242,000 for the three and nine months ended September 30, 2010. Additionally, for the nine months ended September 30, 2011 and 2010 other than temporary impairment valuation losses of $87,000 and $50,000, respectively, were recognized. There were no other than temporary impairment valuation losses for the three months ended September 30, 2011 and 2010. For further details refer to Note 5 to Condensed Consolidated Financial Statements (unaudited).

Interest, dividend and other income:
Interest, dividend and other income for the three and nine months ended September 30, 2011 was approximately $34,000 and $160,000, respectively. This is as compared to income of approximately $100,000 and $278,000 for the three and nine months ended September 30, 2010. The decreases in the three and nine month comparable periods were$66,000 (66%) and $118,000 (42%), respectively. These decreases were primarily a result of reduced interest and dividends due to decreased investments in marketable securities and also due to decreased service fee income earned by Courtland Houston, Inc.

EXPENSES
Expenses for rental and other properties for the three and nine months ended September 30, 2011 were $212,000 and $560,000, respectively. This is as compared to the same expenses of approximately $221,000 and $540,000 for the three and nine months ended September 30, 2010. These changes were not significant.

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

Depreciation and amortization expense for the three and nine months ended September 30, 2011 compared to the same periods in 2010increased by $28,000 (13%) and $135,000 (19%), respectively. This increase in the nine month comparable periods was primarily due increased amortization approximately $169,000 relating to loan costs associated with the Monty’s and Grove Isle loan modifications completed in March and April 2011. This increase in amortization expense was partially offset by decreased depreciation expense of approximately $31,000 as a result of increased amount of fully depreciated fixed assets related to Bayshore Rawbar.

General and administrative expense for the three months ended September 30, 2011 compared to the same period in 2010increased by approximately $21,000 (22%) primarily due to non-employee stock compensation expense of $49,000 relating to stock options issued in August 2011 (See Note 10 Stock Based Compensation). This increase was partially offset by decreased corporate administrative expenses. General and administrative expense for the nine months ended September 30, 2011 compared to the same period in 2010 decreased by approximately $23,000 (7%) primarily due to decreased corporate administrative expenses.

EFFECT OF INFLATION:
Inflation affects the costs of operating and maintaining the Company’s investments. In addition, rentals under certain leases are based in part on the lessee’s sales and tend to increase with inflation, and certain leases provide for periodic adjustments according to changes in predetermined price indices.

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES
The Company’s material commitments primarily consist of maturities of debt obligations of approximately $6.3 million in 2011 and contributions committed to other investments of approximately $808,000 due upon demand. The funds necessary to meet these obligations are expected from the proceeds from the sales of properties or investments, bank construction loan, refinancing of existing bank loans, distributions from investments and available cash.

In April 2011 the Company renewed and modified the existing bank mortgage note payable on the Grove Isle property with the same lender. In conjunction with the renewal and modification the principal balance of the loan was paid down by $650,000. As of September 30, 2011 the principal amount outstanding is $2.8 million. The loan matures on December 31, 2011 and calls for the same monthly principal payments of $10,000 plus interest calculated at the one-month LIBOR rate plus 3%. At maturity we have an option to extend the loan to December 31, 2012 under essentially the same terms as the current loan agreement.

Also included in the maturing debt obligations for 2011 is a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of approximately $3.3 million due on demand. The obligation due to TGIF will be paid with funds available from distributions from its investment in TGIF and from available cash.

MATERIAL COMPONENTS OF CASH FLOWS
For the nine months ended September 30, 2011, net cash provided by operating activities was approximately $47,000. This was primarily from the Company’s rental operations cash flow.

For the nine months ended September 30, 2011, net cash used in investing activities was approximately $118,000. This consisted primarily of approximately $1.1 million in purchases of marketable securities, contributions to other investments of $175,000 and additions to fixed assets of $170,000. These uses of funds were partially offset by $1.2 million in net proceeds from sales of marketable securities and distributions from other investment of $169,000.

For the nine months ended September 30, 2011, net cash used in financing activities was approximately $631,000. This primarily consisted of loan principal repayments of $2.7 million, interest rate swap contract partial settlement of $198,000, and distributions to noncontrolling interests in consolidated entities of $101,000. These uses of funds were partially offset sources of funds consisting of withdraws from restricted cash accounts of $2.4 million in conjunction with Bayshore loan amendment completed in March 2011 and after which no restricted cash balance remains.

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

(b)
Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statement of Cash Flow, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to the Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMG/COURTLAND PROPERTIES, INC.

Dated: November 14, 2011	/s/ Lawrence Rothstein
Lawrence Rothstein
President, Treasurer and Secretary
Principal Financial Officer

Dated: November 14, 2011	/s/ Carlos Camarotti
Carlos Camarotti
Vice President- Finance and Controller
Principal Accounting Officer