Form 10-K
period 2011-12-31
HMG COURTLAND PROPERTIES INC
filed 2012-03-30
CIK 311817

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2011

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

Commission file number: 1-7865

HMG/COURTLAND PROPERTIES, INC.

(Name of Registrant in its Charter)

Delaware	59-1914299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1870 S. Bayshore Drive, Coconut Grove, Florida	33133
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (305) 854-6803

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered:
Common Stock - Par value $1.00 per share	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐   No ☒

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant (excludes shares of voting stock held by directors, executive officers and beneficial owners of more than 10% of the Registrant’s voting stock; however, this does not constitute an admission that any such holder is an “affiliate” for any purpose) based on the closing price of the stock as traded on the NYSE Amex Exchange on the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2011) was $1,504,137. The number of shares outstanding of the issuer’s common stock, $1 par value as of the latest practicable date: 1,010,426 shares of common stock, $1 par value, as of March 30, 2012.

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

The Company’s commercial properties are located in the Coconut Grove section of Miami, Florida and consist of a luxury resort on a private island known as “Grove Isle” with a 50-room hotel, restaurant/banquet facilities, spa, tennis courts and condominium marina with 85 dockage slips and a 50% leasehold interest in “Monty’s”, a facility consisting of a 16,000 square foot indoor/outdoor seafood restaurant adjacent to a marina with 132 dockage slips and a 40,000 square foot office/retail mall building with approximately 24,000 net rentable square feet. The Monty’s facility is subject to a ground lease with the City of Miami, Florida which expires in 2035. The Company’s corporate office is also located in Coconut Grove in a 5,000 square foot building.

The Company’s rental and related revenue from the Grove Isle property was approximately 64% of the total rental and related revenue for each of the years ended December 31, 2011 and 2010, and 33% and 32%, respectively, from the Monty’s property. Marina and related revenues for 2011 and 2010 were generated 66% and 70%, respectively, from the marina at the Monty’s facility and 34% and 30%, respectively, from the marina at the Grove Isle facility. The Company’s food and beverage revenue is entirely from the restaurant at the Monty’s facility. Spa revenue is from the Company’s 50% owned spa at Grove Isle. The other 50% of the Spa is owned by the tenant operator of Grove Isle.

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

The Company’s investments in marketable securities include equity and debt securities issued primarily by large capital companies or government agencies with readily determinable fair values in varying industries. This includes real estate investment trusts and mutual funds focusing in commercial real estate activities. Substantially all of the Company’s marketable securities investments are in companies listed on major national stock markets, however the overall investment portfolio and some of the Company’s investment strategies could be viewed as risky and the market values of the portfolio may be subject to fluctuations. Consistent with the Company’s overall investment objectives and activities, management classifies all marketable securities as being held in a trading portfolio. Accordingly, all unrealized gains and losses on the Company’s investments in marketable securities are recorded in the consolidated statements of comprehensive income. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Information regarding the amounts and types of investments in marketable securities is set forth in Note 4 of the Notes to Consolidated Financial Statements.

The Company acquires its real estate and other investments utilizing available cash, trading securities or borrowing funds.

The Company may realize gains and losses in its overall investment portfolio from time to time to take advantage of market conditions and/or manage the portfolio’s resources and the Company’s tax liability. The Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management. The Company may also use options and futures to hedge concentrated stock positions and index futures to hedge against market risk and enhance the performance of the Company’s portfolio while reducing the overall portfolio’s risk and volatility.

Reference is made to Item 13. Certain Relationships and Related Transactions and Director Independence for discussion of the Company’s organizational structure and related party transactions.

Investment in Affiliate.

The Company’s investment in affiliate consists of a 49% equity interest in T.G.I.F. Texas, Inc. (TGIF). TGIF was incorporated in Texas and operates solely from the Company’s corporate office in Miami, Florida. The Company’s CEO, Maurice Wiener, is also the CEO of TGIF. Its assets consist primarily of promissory notes receivable from its shareholders including CII and Mr. Wiener and other investments including marketable debt and equity securities. This investment’s carrying value as of December 31, 2011 and 2010 was approximately $2.7 and $2.8 million, respectively. CII’s note payable to TGIF which is due on demand was approximately $3.2 million and $3.4 million as of December 31, 2011 and 2010. Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Insurance, Environmental Matters and Other:

In the opinion of management, all significant assets of the Company are adequately covered by insurance and the cost and effects of complying with environmental laws do not have a material impact on the Company’s operations.

We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position or result in material capital expenditures. However, we cannot predict the effect of possible future environmental legislation or regulations on our operations.

Competition and the Company’s Market

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

Employees.

The Company’s management is provided in accordance with its Advisory Agreement (the “Agreement”) with the HMGA, Inc. (“the Adviser”), as described below under “Terms of the Agreement”. Reference is also made to Item 13. Certain Relationships and Related Transactions, and Director Independence. There is one employee at an 80%-owned subsidiary of CII which performs financial consulting services for which the Company receives consulting fees.

As of December 31, 2011 the Company’s subsidiaries that operate the Monty’s facility have approximately 95 hourly restaurant employees, one salaried restaurant managers and two marina hourly employees. Reference is made to discussion of Monty’s facility in Item 2. Description of Property.

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

Terms of the Advisory Agreement. Under the terms of the Agreement, the Adviser serves as the Company’s investment adviser and, under the supervision of the directors of the Company, administers the day-to-day operations of the Company. All officers of the Company who are officers of the Adviser are compensated solely by the Adviser for their services. The Agreement is renewable annually upon the approval of a majority of the directors of the Company who are not affiliated with the Adviser and a majority of the Company’s shareholders. The contract may be terminated at any time on 120 days written notice by the Adviser or upon 60 days written notice by a majority of the unaffiliated directors of the Company or the holders of a majority of the Company’s outstanding shares.

On August 25, 2011, the shareholders approved the renewal of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2012, and expiring December 31, 2012.

The Adviser is majority owned by Mr. Wiener with the remaining shares owned by certain individuals, including Mr. Rothstein. The officers and directors of the Adviser are as follows: Maurice Wiener, Chairman of the Board and Chief Executive officer; Larry Rothstein, President, Treasurer, Secretary and Director; and Carlos Camarotti, Vice President - Finance and Assistant Secretary.

Advisory Fees. For the years ended December 31, 2011 and 2010, the Company and its subsidiaries incurred Adviser fees of approximately $1,020,000. There was no incentive compensation for 2011 and 2010.

Item 2. Description of Property.

Grove Isle Hotel, Club and Marina (“Grove Isle”) (Coconut Grove, Florida). The Company has owned Grove Isle since 1993 and leases the property to a manager to operate the resort. The Grove Isle resort includes a 50 room hotel, restaurant and banquet facilities, a spa, tennis courts and an 85-boat slip condominium marina. It is located on 7 acres of a private island in Coconut Grove, Florida, known as “Grove Isle”.

Presently, the lessee of Grove Isle is Grove Hotel Partners, LLC, an affiliate of Grand Heritage Hotel Group, LLC (“GH”). GH operates independent hotels and resorts. The lease termination date is November 30, 2016, if not extended as provided in the lease. Base rent was $1,204,000 for the year ended December 31, 2011 and will increase to $1,242,000 in 2012 after an annual inflation adjustment provided in the lease. The lease also calls for participation rent consisting of a portion of operating surplus, as defined. Participation rent, when and if due, is payable at the end of each lease year. There has been no participation rent since the inception of the lease.

GH also manages the day to day operations of Grove Isle Spa, LLC (“GS”), which is owned 50% by GH and 50% by the Company. GS began operations in 2005 and operates under the name “The Spa at Grove Isle”.

The Grove Isle property is encumbered by a mortgage note payable with an outstanding balance of approximately $2.8 million and $3.6 million as of December 31, 2011 and 2010, respectively. This loan calls for monthly principal payments of $10,000 plus interest on outstanding principal due monthly at an annual rate of 2.5% plus the one-month LIBOR Rate or 4.5%, whichever is greater. All outstanding principal and interest is due at maturity on December 31, 2012. The lender is presently considering a request for a further extension.

As of December 31, 2011, 6 of the 85 yacht slips at the facility are owned by the Company and the other 79 are owned by unrelated individuals or their entities. The Company operates and maintains all aspects of the Grove Isle marina for an annual management fee from the slip owners to cover operational expenses. In addition the Company rents its unsold slips to boat owners on a short term basis.

Restaurant, marina and mall (“Monty’s”) (Coconut Grove, Florida).

In August 2004, the Company, through two 50%-owned entities, Bayshore Landing, LLC (“Landing”) and Bayshore Rawbar, LLC (“BSRB”), (collectively, “Bayshore”) purchased a restaurant, office/retail and marina property located in Coconut Grove (Miami), Florida known as Monty’s. The other 50% owner of Bayshore is The Christoph Family Trust (the “Trust” or “CFT”). An affiliate of this group is an experienced marina operator.

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

The Monty’s property is encumbered by a mortgage payable to a bank with an outstanding principal balance of $8.5 million as of December 31, 2011. On March, 11 2011 this loan was amended and restated to $8.8 million including a principal payment of approximately $1.6 million. The amended and restated loan balance is to be repaid in monthly installments of approximately $82,000 including principal and interest. Interest remains at the same terms calculated at one-month LIBOR rate (.27% at December 31, 2011) plus 2.45%. In conjunction with the amended and restated mortgage, Bayshore also amended and restated its interest rate swap agreement to manage their exposure to interest rate fluctuation through the entire term of the mortgage. Bayshore paid a fixed fee of $198,000 per the terms of the amended swap agreement to pay down the balance to that of the amended note. The effect of the swap agreement remains the same which is to provide a fixed interest rate of 7.57%. The note is due, with a balloon payment on August 19, 2020. The agreement with the bank contains certain covenants with which the Company is in compliance as of December 31, 2011.

The operations of the Monty’s restaurant are managed by BSRB personnel with the exception of its accounting related functions which are performed by RMI, an unrelated third party and former operator of the restaurant. Under an amended management agreement BSRB retained RMI to perform accounting related administrative functions only. For the year ended December 31, 2011, BSRB paid RMI $114,000 (or $9,500 per month) for accounting and related services. The amended management agreement is renewable on an annual basis. In December 2011 the agreement with RMI was renewed and extended through the year ended December 31, 2012 under the same terms of the prior agreement.

Land held for development (Rhode Island).

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

Item 3. Legal Proceedings

The Company was a co-defendant in two lawsuits in the circuit court in Miami Dade County Florida. These cases arose from claims by a condominium association and resident seeking a declaratory judgment regarding certain provisions of the declaration of condominium relating to the Grove Isle Club and the developer. The claim by the association has been dismissed as to all counts related to the Company, however the association has filed an appeal. The Company believes that the claims are without merit and intends to vigorously defend its position. The ultimate outcome of this litigation cannot presently be determined. However, in management’s opinion the likelihood of a material adverse outcome is remote. Accordingly, adjustments, if any that might result from the resolution of this matter have not been reflected in the financial statements.

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

Item 4. Mine Safety Disclosures

Not applicable to Company.

Part II.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

The high and low per share closing sales prices of the Company’s stock on the NYSE Amex Exchange (ticker symbol: HMG) for each quarter during the past two years were as follows:

	High	Low
March 31, 2011	$6.31	$4.65
June 30, 2011	$5.15	$4.37
September 30, 2011	$4.37	$3.25
December 31, 2011	$4.47	$3.14

March 31, 2010	$5.66	$3.50
June 30, 2010	$5.97	$4.10
September 30, 2010	$5.68	$2.80
December 31, 2010	$5.99	$2.80

No dividends were declared or paid during 2011 and 2010. The Company’s policy has been to pay dividends as are necessary for it to qualify for taxation as a REIT under the Internal Revenue Code.

As of March 30, 2012, there were 382 holders of record of the Company’s common stock.

The following table illustrates securities authorized for issuance under the Company’s equity compensation plan:

	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by shareholders	102,100	$4.99	17,900
Equity compensation plan not approved by shareholders	—	—	—
Total	102,100	$4.99	17,900

In March 2011, the Company’s Board of Directors authorized the 2011 Stock Option Plan (the “Plan”), which was approved by the shareholders on August 25, 2011. The 2011 Stock Option Plan replaces the 2000 Stock Option Plan and all outstanding options under the 2001 Plan have expired. The Plan provides for the grant of options to purchase up to 120,000 shares of the Company’s common stock to the officers and directors of the Company. On March 23, 2011 options were granted to all officers and directors to purchase an aggregate of 102,100 common shares at no less than 100% of the fair market value at the date of grant. These options were issued after approval of the Plan by shareholders on August 25, 2011. These options are vested when issued, except for some of the stock options granted to the President and CEO which vest in 2012 and 2013. Options are not transferable and expire upon termination of employment, except to a limited extent in the event of retirement, disability or death of the grantee. Stock options issued to the CEO have an exercise price of 110% of the fair market value at the date of grant. The average exercise price of the options granted in 2011 was $4.99 per share. The Company’s stock price on the date of grant was $4.80 per share.

Item 6. Selected Financial Data:

Not applicable to the Company.

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

Goodwill.

The Company’s goodwill balance as of December 31, 2011 relates entirely to its 2004 acquisition of 50% of the Monty’s restaurant, marina and office rental facility located in Miami, Florida.

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

We estimate fair value for the reporting unit using an income approach. The income approach is based on projected debt-free cash flow which is discounted to the present value using discount factors that consider the timing and risk of cash flows. The Company believes that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. This approach also mitigates the impact of cyclical trends that occur in the industry. Fair value is estimated using prior actual results of operations, internally-developed forecasts, inflation, and discount rate assumptions. The discount rate used is the value-weighted average of the Company’s estimated cost of equity and of debt (“cost of capital”) derived using, both known and estimated, customary market metrics. Other significant assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements; which uses a discounted cash flow model that considers assumptions that marketplace participants would use in their estimates of fair value, current period actual results, and forecasted results for future periods that have been reviewed by senior management.

Our 2010 annual goodwill impairment test indicated a significant decline in the fair value of the Monty’s reporting unit. Accordingly we estimated and recognized a goodwill impairment loss of $2.1 million as of December 31, 2010. The measurement of the impairment loss was based on best estimates at the time. During 2011 we performed the second step of the goodwill impairment analysis and based on the completion of the measurement of the impairment loss we concluded that no further loss shall be recognized in this reporting period, and that the impairment loss was wholly attributable to reported goodwill.

The Company elected an annual goodwill impairment testing date of December 31.

In preparing our current forecasts, we have continued using discount rates established in the prior year and have continued to moderate our estimates to more closely approximate recent actual results. We have kept our long term growth rate at a conservative 3% while lowering our long term inflation rate estimate from 3% to 2%. Management and other administrative costs were forecast to further decline in 2012 due to a more cost effective management structure. While there are inherent uncertainties related to the assumptions used and to management’s application of these assumptions to this analysis, the Company believes that the income approach provides a reasonable estimate of the fair value of its reporting units.

Based on our 2011 annual goodwill impairment test we concluded that the fair value of the reporting units of Monty’s exceeded their carrying amounts, and therefore no impairment was recognized in 2011.

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

The Company estimates that a one percentage point increase (decrease) in these long-term projected assumptions would impact the fair value of the reporting unit as follows (000’s):

	Increase in assumptions		Decrease in assumptions
	1%	2%	-1%	-2%
Growth rate	$2,597	$6,127	$(1,994)	$(3,579)
Cost of debt	$(623)	$(1,201)	$676	$1,409
Discount rate	$(559)	$(1,053)	$638	$1,373

Our estimates of fair value are subject to change as a result of many factors including, among others, any changes in our business plans, changing economic conditions and the competitive environment. Should actual cash flows and our future estimates vary adversely from those estimates we use, we may be required to recognize goodwill impairment charges in future years.

Marketable Securities. Consistent with the Company’s overall investment objectives and activities, management has classified its entire marketable securities portfolio as trading. As a result, all unrealized gains and losses on the Company’s investment portfolio are included in the Consolidated Statements of Comprehensive Income. Our investments in trading equity and debt marketable securities are carried at fair value and based on quoted market prices or other observable inputs. Marketable securities are subject to fluctuations in value in accordance with market conditions.

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

We believe our estimates of each of these items historically have been adequate. However, due to uncertainties inherent in the estimation process, it is reasonably possible that the actual resolution of any of these items could vary significantly from the estimate and, accordingly, there can be no assurance that the estimates may not materially change in the near term.

 Real Estate. Land, buildings and improvements, furniture, fixtures and equipment are recorded at cost. Tenant improvements, which are included in buildings and improvements, are also stated at cost. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Renovations and/or replacements, which improve or extend the life of the asset are capitalized and depreciated over the shorter of their estimated useful lives, or the remaining lease term (if leased).

 Depreciation is computed utilizing the straight-line method over the estimated useful lives of ten to forty years for buildings and improvements and five to ten years for furniture, fixtures and equipment. Tenant improvements are amortized on a straight-line basis over the shorter of the term of the related leases or the assets useful life.

 The Company is required to make subjective assessments as to the useful lives of its properties for purposes of determining the amount of depreciation to reflect on an annual basis with respect to those properties. These assessments have a direct impact on the Company’s net income. Should the Company lengthen the expected useful life of a particular asset, it would be depreciated over more years, and result in less depreciation expense and higher annual net income.

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

Results of Operations:

For the years ended December 31, 2011 and 2010, the Company reported net loss attributable to the Company of approximately $940,000 (or $.93 per share) and $1.3 million (or $1.31 per share), respectively.

Revenues:

Total revenues for the year ended December 31, 2011 as compared with that of 2010 increased by approximately $251,000 (or 3%).

Real estate and related revenue:

Real estate rentals and related revenue increased by approximately $40,000 (or 2%) for the year ended December 31, 2011 as compared with 2010. This increase was primarily from Grove Isle’s annual inflation adjustment increase to base rent.

Monty’s restaurant operations:

Summarized statement of income of the Monty’s restaurant operations for the years ended December 31, 2011 and 2010 is presented below (Note: for comparative purposes the information below represents 100% of the restaurant operations. The Company’s ownership percentage in these operations is 50%):

Summarized statements of income of Monty’s restaurant	Year ended December 31, 2011	Percentage of sales	Year ended December 31, 2010	Percentage of sales
Revenues:
Food and Beverage Sales	$5,857,000	100%	$5,616,000	100%

Expenses:
Cost of food and beverage sold	1,682,000	28.7%	1,549,000	27.5%
Labor, entertainment and related costs	1,317,000	22.4%	1,400,000	24.9%
Other food and beverage related costs	250,000	4.3%	239,000	4.3%
Other operating costs	478,000	8.2%	531,000	9.5%
Insurance	343,000	5.9%	302,000	5.4%
Management and accounting fees	148,000	2.5%	18,000	.3%
Utilities	245,000	4.2%	245,000	4.4%
Rent (as allocated)	599,000	10.2%	574,000	10.2%
Total Expenses	5,062,000	86.4%	4,858,000	86.5%

Income before depreciation and minority interest	$795,000	13.6%	$758,000	13.5%

The Monty’s restaurant is subject to seasonal fluctuations in sales. January through May sales typically account for over 50% of annual sales. Restaurant sales in 2011 as compared with 2010 increased by approximately 4% primarily due to a rebound from a below average 2010 season due to unusually colder weather in January and February 2010 as compared with 2011.

The increase in cost of food as a percentage of sales in 2011 as compared to 2010 was primarily due to higher food costs for substantially all categories. The increase in food costs was partially offset by the decrease in labor costs due to more efficient management structure. The increase in management and accounting fees in 2011 over 2010 was a result of the one-time forgiveness of prior years’ management fees payable in 2010.

All other 2011 restaurant related expenses, as a percentage of sales were consistent with that of 2010.

Grove Isle and Monty’s marina operations:

The Grove Isle marina operates for the benefit of the slip owners and maintains all aspects of the marina in exchange for an annual maintenance fee from the slip owners to cover operational expenses. There are 85 boat slips at Grove Isle, of which 79 are privately owned by unrelated individuals or entities, the remaining 6 slips are owned by the Company. The Company rents the Grove Isle unsold slips to boat owners on a short term basis.

The Monty’s marina has approximately 4,400 total square feet available for rent to the public.

 Summarized and combined statements of income from marina operations:

(The Company owns 50% of the Monty’s marina and 95% of the Grove Isle marina)

	Year ended December 31, 2011		Combined marina operations	Combined marina operations
Summarized statements of income of marina operations	Grove Isle Marina	Monty’s Marina	Year ended December 31, 2011	Year ended December 31, 2010
Revenues:
Dockage fees and related income	$80,000	$1,065,000	$1,145,000	$1,261,000
Grove Isle marina slip owners dues	476,000	—	476,000	448,000
Total marina revenues	556,000	1,065,000	1,621,000	1,709,000

Expenses:
Labor and related costs	277,000	—	277,000	274,000
Insurance	65,000	27,000	92,000	141,000
Management fees	40,000	32,000	72,000	40,000
Utilities (net of reimbursements)	20,000	(37,000)	(17,000)	(15,000)
Bay bottom lease	41,000	171,000	212,000	234,000
Repairs and maintenance	59,000	75,000	135,000	114,000
Other	17,000	70,000	87,000	201,000
Total Expenses	519,000	338,000	857,000	989,000

Income before interest, depreciation and minority interest	$37,000	$727,000	$764,000	$720,000

Total combined marina revenues for the year ended December 31, 2011 as compared with 2010 decreased by $88,000 (or 5%). This was primarily the result of decreased short term marina rentals at the Monty’s marina, primarily due to less demand from recreational boaters.

Total combined marina expenses for the year ended December 31, 2011 as compared with 2010 decreased by $132,000 (or 13%). This was primarily the result of a non-recurring $100,000 bad debt expense reported in 2010 related to one tenant at the Monty’s marina.

Grove Isle spa operations:

Below is a summarized income statement for these operations for the year ended December 31, 2011 and 2010. The Company owns 50% of the Grove Isle Spa with the other 50% owned by an affiliate of the Grand Heritage Hotel Group, the tenant operator of the Grove Isle Resort.

Grove Isle Spa Summarized statement of income	For the year ended December 31, 2011	For the year ended December 31, 2010
Revenues:
Services provided	$469,000	$403,000
Membership and other	66,000	74,000
Total spa revenues	535,000	477,000

Expenses:
Cost of sales (commissions and other)	88,000	68,000
Salaries, wages and related	139,000	113,000
Other operating costs	276,000	217,000
Management and administrative fees	31,000	30,000
Other	4,000	3,000
Total Expenses	538,000	431,000

(Loss) Income before interest, depreciation, minority interest and income taxes	$(3,000)	$46,000

Spa revenues for 2011 increased by approximately $58,000 (or 12%) from that of 2010, this was primarily due to promotional programs offering discounted services to guests.

Spa expenses for 2011 increased by approximately $107,000 (or 25%) from that of 2010. This was primarily due to increased promotional costs and increased energy costs.

Expenses:

Total expenses for the year ended December 31, 2011 as compared to that of 2010 decreased by approximately $1.7 million (or 14%). This was primarily due to the 2010 non-recurring goodwill impairment loss of $2.1 million.

Food and beverage costs are solely from the Monty’s restaurant operations. Spa expenses are solely from the Grove Isle spa operations. Marina expenses are from both the Monty’s and Grove Isle marinas. Summarized income statements and discussion of significant changes in expenses for each of these operations are presented above.

Operating expenses of rental and other properties for the year ended December 31, 2011 as compared with 2010 increased by $153,000 (or 27%). This was primarily due to increased management fees in 2011 as a result of the non-recurring reduction of prior year’s management fees in 2010.

Depreciation and amortization expense increased by approximately $135,000 (or 13%) as comparable with 2010, primarily due to increased amortization expense of approximately $169,000 relating to loan costs associated with the Monty’s and Grove Isle loan modifications completed in March and April 2011, respectively.

Professional fees and expenses increased by approximately $60,000 (or 16%) for the year ended December 31, 2011 as compared to 2010. This was primarily due to increased legal and related costs associated with the Monty’s property.

Interest expense decreased by approximately $156,000 (or 15%) for the year ended December 31, 2011 as compared to 2010. This was primarily due to Monty’s loan principal reductions as a result of the amended and restated mortgage loan agreement in March 2011.

As discussed in Item 7. Critical Accounting Policies and Estimates, for the year ended December 31, 2010 we had recognized a goodwill impairment loss of $2.1 million. There was no such impairment loss in 2011.

Other Income:

Net realized and unrealized gain (loss) from investments in marketable securities:

Net (loss) gain from investments in marketable securities, including marketable securities distributed by partnerships in which the Company owns minority positions, for the years ended December 31, 2011 and 2010, is as follows:

Description	2011	2010
Net realized gain from sales of marketable securities	$130,000	$405,000
Net unrealized loss from marketable securities	(189,000)	(86,000)
Total net (loss) gain from investments in marketable securities	$(59,000)	$319,000

Net realized gain from sales of marketable securities consisted of approximately $212,000 of gains net of $82,000 of losses for the year ended December 31, 2011. The comparable amounts in fiscal year 2010 were gross gains of approximately $662,000 net of $257,000 of gross losses.

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

Net income from other investments is summarized below (excluding other than temporary impairment losses):

	2011	2010
Income from investment in 49% owned affiliate (a)	$41,000	$72,000
Venture capital funds – diversified businesses (b)	27,000	227,000
Other	1,000	25,000
Total net income from other investments	$69,000	$324,000

(a)	This gain represents income from the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”). The decrease in income is due to decrease net income of TGIF as a result of lower investment income. In December 2011 and 2010 TGIF declared and paid a cash dividend of which the Company’s portion of was approximately $168,000 and $140,000. These dividends were recorded as reduction in the investment carrying value as required under the equity method of accounting for investments.

(b)	The gain in 2011 consists of cash distributions from an investment in one partnership owning diversified businesses which made cash distributions from the sale or refinancing of operating companies in 2011. The gain in 2010 primarily consists of $209,000 from an investment in one partnership owning diversified businesses which made cash distributions from the sale of operating companies in 2010.

Other than temporary impairment (“OTTI”) losses from other investments

	2011	2010
Real estate and related (a)	$(84,000)	$(50,000)
Venture capital funds – technology & communications (b)	—	(50,000)
Venture capital funds – diversified businesses (c)	—	(40,000)
Other	(3,000)	—
Total other than temporary impairment loss from other investments	$(87,000)	$(140,000)

(a)	The OTTI loss for the year ended December 31, 2011 primarily consists of a recognized impairment loss of approximately $84,000 in an investment in a partnership which operates and leases executive suites in Miami, Florida. The Company has funded $120,000 to date in this investment and the losses incurred were primarily associated with the initial start up of the venture in 2010.
(b)	In 2010 the amount consists of a write down of one investment in private limited partnerships owning technology related entities. These investments experienced other than temporary impairment in value of approximately $50,000.
(c)	In 2010 the amount consists of a write down of one investment in a private limited partnership owning diversified businesses. These investments experienced other than temporary impairment in value of approximately $40,000.

Net income or loss from other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s net earnings. However, the amount of investment gain or loss from other investments for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

Interest, dividend and other income

Interest, dividend and other income for the years ended December 31, 2011 and 2010 was approximately $233,000 and $330,000, respectively. The decrease of approximately $97,000 (or 29%) was primarily due to decreased interest and dividend income from debt and equity marketable securities of approximately $48,000 and decreased service fee income from Courtland Houston, Inc. of $50,000.

In conjunction with the amendment of the Bayshore bank loan in March 2011, the interest rate swap contract liability was paid down by $198,400 (in the same proportion as the amount of the loan principal paid down).  This amount represents a previously unrealized loss which upon pay down of the swap was reclassified from accumulated other comprehensive income and recorded as a realized loss on interest rate swap contract within the consolidated statements of comprehensive income for the year ended December 31, 2011.

Benefit from income taxes:

Benefit from income taxes for the years ended December 31, 2011 and 2010 was $152,000 and $22,000, respectively.

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amount and the tax basis of assets and liabilities at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. As a result of timing differences associated with the carrying value of other investments, unrealized gains and losses of marketable securities, depreciable assets and the future benefit of a net operating loss, as of December 31, 2011 and 2010, the Company has recorded a net deferred tax asset of $632,000 and $480,000, respectively. A valuation allowance against deferred tax asset has not been established as management believes it is more likely than not, based on the Company’s previous history and expectation of future taxable income before expiration, that these assets will be realized.

Effect of Inflation.

Inflation affects the costs of operating and maintaining the Company’s investments. In addition, rentals under certain leases are based in part on the lessee’s sales and tend to increase with inflation, and certain leases provide for periodic adjustments according to changes in predetermined price indices.

Liquidity, Capital Expenditure Requirements and Capital Resources. The Company’s material commitments primarily consist of maturities of debt obligations of approximately $6.3 million in 2012 and contributions committed to other investments of approximately $988,000 due upon demand. The funds necessary to meet these obligations are expected from the proceeds from the sales of properties or investments, bank construction loan, refinancing of existing bank loans, distributions from investments and available cash.

In April 2011 the Company renewed and modified the existing bank mortgage note payable on the Grove Isle property with the same lender. In conjunction with the renewal and modification the principal balance of the loan was paid down by $650,000. As of December 31, 2011 the principal amount outstanding is $2.8 million. The loan matures on December 31, 2012 and calls for the same monthly principal payments of $10,000 plus interest calculated at the one-month LIBOR rate plus 3%, with a minimum (“floor”) interest rate of 4.5%. The interest rate swap contract liability was paid down by $198,400 (in the same proportion as the amount of the loan principal paid down).

Included in the maturing debt obligations for 2012 is a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of approximately $3.2 million due on demand.(see Item 13. Certain Relationships and Related Transactions and Director Independence.) The obligation due to TGIF will be paid with funds available from distributions from its investment in TGIF and from available cash.

A summary of the Company’s contractual cash obligations at December 31, 2011 is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Mortgages and notes payable	$14,532,000	$6,342,000	$772,000	$859,000	$6,559,000
Other investments commitments	988,000	988,000	—	—	—
Total	$15,520,000	$7,330,000	$772,000	$859,000	$6,559,000

The timing of amounts due under commitments for other investments is determined by the managing partners of the individual investments.

Material Changes in Operating, Investing and Financing Cash Flows.

The Company’s cash flows are generated primarily from its real estate net rental and related activities, sales of marketable securities, distributions from other investments and borrowings.

For the year ended December 31, 2011 the Company’s net cash used in operating activities was approximately $168,000. This was primarily from real estate net rental and related activities. The Company believes that there will be sufficient cash flows in the next year to meet its operating requirements.

For the year ended December 31, 2011, the net cash used in investing activities was approximately $186,000. This included purchases of marketable securities of $1.6 million, purchases and improvements of fixed assets of $262,000 and, contributions to other investments of $244,000. These uses of cash were partially offset by sources of cash consisting of proceeds from the sales and redemptions of marketable securities of $1.6 million, cash distributions from other investments of $211,000 and distribution from affiliate of $168,000.

For the year ended December 31, 2011, net cash used in financing activities was approximately $898,000. This primarily consisted of loan principal repayments of $3.0 million, interest rate swap contract partial settlement of $198,000, and distributions to non controlling interests in consolidated entities of $102,000. These uses of funds were partially offset by sources of funds consisting of withdrawals from restricted cash accounts of $2.4 million in conjunction with Monty’s loan modification completed in March 2011 and after which no restricted cash balance remains.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable to the Company.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm	20.

Consolidated balance sheets as of December 31, 2011 and 2010	21.

Consolidated statements of comprehensive income for the years ended December 31, 2011 and 2010	22.

Consolidated statements of changes in stockholders’ equity for the years ended December 31, 2011 and 2010	23.

Consolidated statements of cash flows for the years ended December 31, 2011 and 2010	24.

Notes to consolidated financial statements	25.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of HMG/Courtland Properties, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of HMG/Courtland Properties, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of HMG/Courtland Properties, Inc. and Subsidiaries at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry, Bekaert & Holland, L.L.P.
Ft. Lauderdale, Florida
March 30, 2012

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES CONSOLIDATED

BALANCE SHEETS AS OF DECEMBER 31 2011 AND DECEMBER 31, 2010

	December 31,	December 31,
	2011	2010
ASSETS
Investment properties, net of accumulated depreciation:
Commercial properties	$7,057,005	$7,259,225
Hotel, club and spa facility	3,447,870	3,649,217
Marina properties	1,893,452	2,110,445
Land held for development	27,689	27,689
Total investment properties, net	12,426,016	13,046,576

Cash and cash equivalents	2,366,363	3,618,200
Cash and cash equivalents-restricted	—	2,379,947
Investments in marketable securities	2,019,476	2,093,109
Other investments	3,745,327	3,769,417
Investment in affiliate	2,686,887	2,813,634
Loans, notes and other receivables	683,998	742,411
Notes and advances due from related parties	696,909	698,341
Deferred taxes	632,000	480,000
Goodwill	5,628,627	5,628,627
Other assets	710,227	657,541
TOTAL ASSETS	$31,595,830	$35,927,803

LIABILITIES
Mortgages and notes payable	$14,531,833	$17,509,155
Accounts payable, accrued expenses and other liabilities	740,618	894,894
Interest rate swap contract payable	1,975,000	1,462,000
TOTAL LIABILITIES	17,247,451	19,866,049

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Excess common stock, $1 par value; 100,000 shares authorized: no shares issued	—	—
Common stock, $1 par value; 1,200,000 shares authorized and 1,023,955 issued	1,023,955	1,023,955
Additional paid-in capital	24,366,099	24,313,341
Less: Treasury stock at cost (13,529 shares as of December 31, 2011 and 2010)	(60,388)	(60,388)
Undistributed gains from sales of properties, net of losses	41,572,120	41,572,120
Undistributed losses from operations	(54,383,928)	(53,443,832)
Accumulated other comprehensive loss	(987,500)	(731,000)
Total stockholders' equity	11,530,358	12,674,196
Non controlling interest	2,818,021	3,387,558
TOTAL EQUITY	14,348,379	16,061,754
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,595,830	$35,927,803

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

REVENUES	2011	2010
Real estate rentals and related revenue	$1,880,626	$1,840,699
Food & beverage sales	5,857,135	5,616,030
Marina revenues	1,621,066	1,709,238
Spa revenues	535,237	477,059
Total revenues	9,894,064	9,643,026

EXPENSES
Operating expenses:
Rental and other properties	725,555	572,171
Food and beverage cost of sales	1,682,388	1,549,328
Food and beverage labor and related costs	1,316,283	1,399,514
Food and beverage other operating costs	2,063,408	1,909,047
Marina expenses	856,863	989,265
Spa expenses	537,901	431,319
Depreciation and amortization	1,147,525	1,012,347
Adviser's base fee	1,020,000	1,020,000
General and administrative	376,850	387,696
Professional fees and expenses	424,915	364,716
Directors' fees and expenses	100,744	116,278
Goodwill impairment loss	—	2,100,000
Total operating expenses	10,252,432	11,851,681

Interest expense	901,992	1,057,990
Total expenses	11,154,424	12,909,671

Loss before other (loss) income and income taxes	(1,260,360)	(3,266,645)

Net realized and unrealized (loss) gains from investments in marketable securities	(59,431)	319,426
Net income from other investments	68,639	324,372
Other than temporary impairment losses from other investments	(86,707)	(140,000)
Realized loss on partial settlement of interest rate swap agreement	(198,400)	—
Interest, dividend and other income	233,071	330,105
Total other (loss) income	(42,828)	833,903

Loss before income taxes	(1,303,188)	(2,432,742)

Benefit from income taxes	(152,000)	(22,000)
Net loss	(1,151,188)	(2,410,742)

Less: Net loss attributable to noncontrolling interest in consolidated entities	211,092	1,075,945
Net loss attributable to the Company	$(940,096)	$(1,334,797)

Other comprehensive loss:
Unrealized loss on interest rate swap agreement	$(256,500)	$(159,000)
Total other comprehensive loss	(256,500)	(159,000)

Comprehensive loss	$(1,196,596)	$(1,493,797)

Net Loss Per Common Share:
Basic and diluted	$(0.93)	$(1.31)
Weighted average common shares outstanding-Basic and diluted	1,010,426	1,019,571

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

				Undistributed Gains from			Accumulated
			Additional	Sales	Undistributed		Other			Total
	Common Stock		Paid-In	of Properties	Losses from	Comprehensive	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Net of Losses	Operations	Loss	Loss	Shares	Cost	Equity

Balance as of January 1, 2010	1,023,955	$1,023,955	$24,313,341	$41,572,120	$(52,109,035)		$(572,000)	2,572	$(8,881)	$14,219,500

Net loss					(1,334,797)	(1,334,797)				(1,334,797)
Other comprehensive loss:
Unrealized loss on interest rate swap contract						(159,000)	(159,000)			(159,000)
Comprehensive loss						(1,493,797)

Purchase of treasury stock								10,957	(51,507)	(51,507)

Balance as of December 31, 2010	1,023,955	1,023,955	24,313,341	41,572,120	(53,443,832)		(731,000)	13,529	(60,388)	12,674,196

Net loss					(940,096)	(940,096)				(940,096)
Other comprehensive loss:
Unrealized loss on interest rate swap contract						(256,500)	(256,500)			(256,500)
Comprehensive loss						(1,196,596)

Non-employee stock option compensation			52,758							52,758

Balance as of December 31, 2011	1,023,955	$1,023,955	$24,366,099	$41,572,120	$(54,383,928)		$(987,500)	13,529	$(60,388)	$11,530,358

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to the Company	$(940,096)	$(1,334,797)
Adjustments to reconcile net loss attributable to the Company to net cash used in operating activities:
Depreciation and amortization	1,147,525	1,012,347
Non-employee stock compensation	52,758	—
Net income from other investments, excluding impairment losses	(68,639)	(324,372)
Other than temporary impairment loss from other investments	86,707	140,000
Goodwill impairment loss	—	2,100,000
Realized loss on interest rate swap agreement	198,400	—
Net loss (gain) from investments in marketable securities	59,431	(319,426)
Net loss attributable to non controlling interest	(211,092)	(1,075,945)
Deferred income tax benefit	(152,000)	(22,000)
Provision for bad debts	—	100,000
Changes in assets and liabilities:
Other assets and other receivables	(184,119)	(498,657)
Accounts payable, accrued expenses and other liabilities	(156,607)	(135,682)
Total adjustments	772,364	976,265
Net cash used in operating activities	(167,732)	(358,532)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and improvements of properties	(262,119)	(167,174)
Decrease in notes and advances from related parties	1,432	—
Additions in mortgage loans and notes receivables	(75,000)	—
Collections of mortgage loans and notes receivables	—	263,975
Distributions from other investments	211,277	324,541
Contributions to other investments	(244,187)	(373,838)
Net proceeds from sales and redemptions of securities	1,637,551	3,858,978
Increased investments in marketable securities	(1,623,349)	(1,124,228)
Distribution from affiliate	168,014	140,012
Net cash (used in) provided by investing activities	(186,381)	2,922,266

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgages and notes payables	(2,977,322)	(961,293)
Partial settlement of interest rate swap contract	(198,400)
Withdrawals from restricted cash	2,379,947	21,599
(Distributions to) contributions from minority partners	(101,949)	136,449
Purchase of treasury stock	—	(51,507)
Net cash used in financing activities	(897,724)	(854,752)

Net (decrease) increase in cash and cash equivalents	(1,251,837)	1,708,982

Cash and cash equivalents at beginning of the year	3,618,200	1,909,218

Cash and cash equivalents at end of the year	$2,366,363	$3,618,200

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$902,000	$1,058,000
Cash paid during the year for income taxes	$—	$—

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 and 2010

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Consolidation. The consolidated financial statements include the accounts of HMG/Courtland Properties, Inc. (“we” or the “Company”) and entities in which the Company owns a majority voting interest or controlling financial interest. The Company was organized in 1972 and (excluding its 95% owned subsidiary Courtland Investments, Inc., which files a separate tax return) qualifies for taxation as a real estate investment trust (“REIT”) under the Internal Revenue Code. The Company’s business is the ownership and management of income-producing commercial properties and its management considers other investments if such investments offer growth or profit potential. The Company’s recurring operating revenue comes from food and beverage operations, marina dockage operations, commercial property rental operations and spa operations.

All material transactions and balances with consolidated and unconsolidated entities have been eliminated in consolidation or as required under the equity method.

The Company’s consolidated subsidiaries are described below:

Courtland Investments, Inc. (“CII”). A 95% owned corporation in which the Company holds a 95% non-voting interest and Masscap Investments Company, Inc. (“Masscap”) which holds a 5% voting interest in CII. The Company and Masscap have had a continuing arrangement with regard to the ongoing operations of CII, which provides the Company with complete authority over all decision making relating to the business, operations and financing of CII consistent with the Company’s status as a real estate investment trust. Masscap is a wholly-owned subsidiary of Transco Realty Trust which is a 47% shareholder of the Company. CII files a separate tax return and its operations are not part of the REIT tax return.

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

Grove Isle Associates, Ltd. (“GIA”). This limited partnership (owned 85% by the Company and 15% by CII) owns and leases the Grove Isle Resort to a tenant-operator. The Grove Isle resort includes a 50 room hotel, restaurant and banquet facilities, spa, tennis courts and an 85-boat slip marina. It is located on 7 acres of a private island in the Coconut Grove section of Miami, Florida.

The tenant-operator of Grove Isle is Grove Hotel Partners LLC, an affiliate of Grand Heritage Hotel Group, LLC (“GH”). GH operates other independent hotels and resorts across North America and Mexico.

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

Grove Isle Yacht Club Associates (“GIYCA”). This wholly owned subsidiary of

CII was the developer of the 85 boat slips located at Grove Isle of which the Company owns six as of December 31, 2011. All other slips are privately owned. Grove Isle Marina, Inc. a wholly-owned subsidiary of GIYCA, operates all aspects of the Grove Isle marina.

260 River Corp (“260”). This wholly owned corporation of the Company owns an approximate 70% interest in a vacant commercially zoned building located on 5.4 acres in Montpelier, Vermont. Development of this property is being considered.

Courtland Houston, Inc. (“CHI”). This corporation is 80% owned by CII and 20% owned by its sole employee. CHI engages in consulting services and commercial leasing activities in Texas.

South Bayshore Associates (“SBA”). This is a 75% company owned joint venture with its sole asset being a receivable from the Company’s 47% shareholder, Transco Realty Trust.

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

Income Taxes. The Company’s 95%-owned subsidiary, CII, files a separate income tax return and its operations are not included in the REIT’s income tax return. The Company accounts for income taxes in accordance with “ASC Topic 740, “Accounting for Income Taxes” (“ASC Topic 740”). This requires a Company to use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes only pertain to CII. The Company (excluding CII) qualifies as a real estate investment trust and distributes its taxable ordinary income to stockholders in conformity with requirements of the Internal Revenue Code and is not required to report deferred items due to its ability to distribute all taxable income. In addition, net operating losses can be carried forward to reduce future taxable income but cannot be carried back. Distributed capital gains on sales of real estate as they relate to REIT activities are not subject to taxes; however, undistributed capital gains are taxed as capital gains. State income taxes are not significant.

The Company follows the provisions of ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC Topic 740, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2008, 2009, 2010 and 2011, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2011.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the consolidated financial statements as selling, general and administrative expense.

Depreciation and Amortization. Depreciation of properties held for investment is computed using the straight-line method over the estimated useful lives of the properties, which range up to 39.5 years. Deferred mortgage and leasing costs are amortized over the shorter of the respective term of the related indebtedness or life of the asset. Depreciation and amortization expense for the years ended December 31, 2011 and 2010 was approximately $1,147,000 and $1,012,000, respectively. The Grove Isle yacht slips were being depreciated on a straight-line basis over their estimated useful life of 20 years and are fully depreciated. The Monty’s marina is being depreciated on a straight-line basis over its estimated useful life of 15 years.

Fair Value of Financial Instruments. The Company records its financial assets and liabilities at fair value, which is defined under the applicable accounting standards as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measure date. The Company uses valuation techniques to measure fair value, maximizing the use of observable outputs and minimizing the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.
•	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•	Level 3 – Inputs include management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation.

An investment’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The carrying value of financial instruments including other receivables, notes and advances due from related parties, accounts payable and accrued expenses and mortgages and notes payable approximate their fair values at December 31, 2011 and 2010, due to their relatively short terms or variable interest rates.

Cash equivalents are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of transparency. Other investments which are measured by investees at net asset value per share or its equivalent are also classified within Level 2. The fair value of the interest rate swap contract payable is based on the value provided by the issuing bank on a monthly basis (Level 2).

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

Marketable Securities. The entire marketable securities portfolio is classified as trading consistent with the Company’s overall investment objectives and activities. Accordingly, all unrealized gains and losses on the Company’s marketable securities investment portfolio are included in the consolidated statements of comprehensive income.

Gross gains and losses on the sale of marketable securities are based on the first-in first-out method of determining cost.

Marketable securities from time to time are pledged as collateral pursuant to broker margin requirements. At December 31, 2011 and 2010 there were no margin balances outstanding.

Notes and other receivables. Management periodically performs a review of amounts due on its notes and other receivable balances to determine if they are impaired based on factors affecting the collectability of those balances. Management’s estimates of collectability of these receivables requires management to exercise significant judgment about the timing, frequency and severity of collection losses, if any, and the underlying value of collateral, which may affect recoverability of such receivables. As of December 31, 2011 and 2010 the Company had an allowance for bad debt of $150,000. This is related to one tenant at the Monty’s property.

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

Comprehensive Income (Loss). The Company reports comprehensive income (loss) in both its consolidated statements of comprehensive income and the consolidated statements of changes in stockholders’ equity. Comprehensive income (loss) is the change in equity from transactions and other events from nonowner sources. Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). For the years ended December 31, 2011 and 2010 comprehensive loss consisted of unrealized loss from interest rate swap contract of $257,000 and $159,000, respectively.

Loss per common share. Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during each year. Diluted net loss per share includes the dilutive effect of options to acquire common stock. Common shares outstanding include issued shares less shares held in treasury. There were 102,100 stock options outstanding in 2011 and 2010, which were not included in the diluted earnings per share computation as their effect would have been anti-dilutive.

Gain on Sales of Properties. Gain on sales of properties is recognized when the minimum investment requirements have been met by the purchaser and title passes to the purchaser. There were no sales of property in 2011 and 2010.

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

The Company maintains cash and equivalents in bank accounts which at times, may exceed federally-insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. The federally insured limit for time deposits is presently $250,000, and unlimited for demand deposits.

Interest Rate Swap Contract.

The Company may or may not use interest rate swap contracts to reduce interest rate risk.

Interest rate swap contracts designated and qualifying as cash flow hedges are reported at fair value. The gain or loss on the effective portion of the hedge initially is included as a component of other comprehensive income and is subsequently reclassified into earnings when interest on the related debt is paid, or upon partial or full settlement of the contract.

Inventories. Inventories consist primarily of food and beverage and are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Goodwill.

The Company’s goodwill balance as of December 31, 2011 and 2010 relates entirely to its 2004 acquisition of 50% of the Monty’s restaurant, marina and office rental facility located in Miami, Florida.

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

We estimate fair value for the reporting unit using an income approach. The income approach is based on projected debt-free cash flow which is discounted to the present value using discount factors that consider the timing and risk of cash flows. The Company believes that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. This approach also mitigates the impact of cyclical trends that occur in the industry. Fair value is estimated using prior actual results of operations, internally-developed forecasts, inflation, and discount rate assumptions. The discount rate used is the value-weighted average of the Company’s estimated cost of equity and of debt (“cost of capital”) derived using, both known and estimated, customary market metrics. Other significant assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements; which uses a discounted cash flow model that considers assumptions that marketplace participants would use in their estimates of fair value, current period actual results, and forecasted results for future periods that have been reviewed by senior management.

Our 2010 annual goodwill impairment test indicated a significant decline in the fair value of the Monty’s reporting unit. Accordingly we estimated and recognized a goodwill impairment loss of $2.1 million as of December 31, 2010. The measurement of the impairment loss was based on best estimates at the time. During 2011 we performed the second step of the goodwill impairment analysis and based on the completion of the measurement of the impairment loss we concluded that no further loss shall be recognized in this reporting period, and that the impairment loss was wholly attributable to reported goodwill.

The Company elected an annual goodwill impairment testing date of December 31.

In preparing our current forecasts, we have continued using discount rates established in the prior year and have continued to moderate our estimates to more closely approximate recent actual results. We have kept our long term growth rate at a conservative 3% while lowering our long term inflation rate estimate from 3% to 2%. Management and other administrative costs were forecast to further decline in 2012 due to a more cost effective management structure. While there are inherent uncertainties related to the assumptions used and to management's application of these assumptions to this analysis, the Company believes that the income approach provides a reasonable estimate of the fair value of its reporting units.

 Based on our 2011 annual goodwill impairment test we concluded that the fair value of the reporting units of Monty’s exceeded their carrying amounts, and therefore no impairment was recognized in 2011.

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

The Company estimates that a one percentage point increase (decrease) in these long-term projected assumptions would impact the fair value of the reporting unit as follows (000’s):

	Increase in assumptions		Decrease in assumptions
	1%	2%	-1%	-2%
Growth rate	$2,597	$6,127	$(1,994)	$(3,579)
Cost of debt	$(623)	$(1,201)	$676	$1,409
Discount rate	$(559)	$(1,053)	$638	$1,373

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

 Reclassifications. Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year’s presentation.

Non controlling Interest. Non controlling interest represents the non controlling or minority partners’ proportionate share of the equity of the Company’s majority owned subsidiaries. A summary for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
Non controlling interest balance at beginning of year	$3,387,000	$4,486,000
Non controlling partners’ interest in operating losses of consolidated subsidiaries	(211,000)	(1,076,000)
Net (distributions to) contributions from non controlling partners	(102,000)	136,000
Unrealized loss on interest rate swap agreement	(256,000)	(159,000)

Non controlling interest balance at end of year	$2,818,000	$3,387,000

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

Impairment of Long-Lived Assets. The Company periodically reviews the carrying value of its properties and long-lived assets in relation to historical results, current business conditions and trends to identify potential situations in which the carrying value of assets may not be recoverable. If such reviews indicate that the carrying value of such assets may not be recoverable, the Company would estimate the undiscounted sum of the expected future cash flows of such assets or analyze the fair value of the asset, to determine if such sum or fair value is less than the carrying value of such assets to ascertain if a permanent impairment exists. If a permanent impairment exists, the Company would determine the fair value by using quoted market prices, if available, for such assets, or if quoted market prices are not available, the Company would discount the expected future cash flows of such assets and would adjust the carrying value of the asset to fair value. There were no impairment of long-lived assets in 2011 and 2010.

Share-Based Compensation.

The Company accounts for share-based compensation in accordance with ASC Topic 718 “Share-Based Payments”. The Company has used the Black-Scholes option pricing model to estimate the fair value of stock options on the dates of grant.

Recent Accounting Pronouncements.

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. The amended guidance will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company believes the adoption of this guidance will not have a material impact on its consolidated financial statements.

In June 2011, the FASB issued new guidance that gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total for comprehensive income. The entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements(s) where the components of net income and the components of other comprehensive income are presented. The guidance is to be applied retrospectively, for fiscal periods and interim periods within those years, beginning after December 15, 2011 and early adoption is permitted. In December 2011, the FASB issued new guidance deferring the changes in the June 2011 relating to presentation of classification adjustments. The Company’s adoption of the new guidance, other than that related to presentation of reclassification adjustments, as of January 1, 2012 is not expected to have a material impact on its consolidated financial position, results of operations and cash flows.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). This ASU was issued to provide largely identical guidance about fair value measurement and disclosure requirements for entities that disclose the fair value of an asset, a liability, or an instrument classified in shareholders’ equity in their consolidated financial statements as that provided in the International Accounting Standards Board’s new IFRS 13, Fair Value Measurement. This ASU does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required or permitted under GAAP. This guidance is to be applied prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that results from applying the ASU to quantify the total effect, if practicable. The Company believes the adoption of this guidance will not have a material impact on its financial statement disclosures.

2. INVESTMENT PROPERTIES

The components of the Company’s investment properties and the related accumulated depreciation information follow:

	December 31, 2011
		Accumulated
	Cost	Depreciation	Net
Commercial Properties:
Monty’s restaurant and retail mall (Coconut Grove, FL) - Building & Improvements (1)	$7,052,051	$1,476,559	$5,575,492
Monty’s restaurant and retail mall (Coconut Grove, FL) - furniture, fixtures and equipment (F,F &E) (1)	1,998,216	1,427,889	570,327
Monty’s retail mall (Coconut Grove, FL) - construction in progress (1)	75,804		75,804
Corporate Office - (Coconut Grove, FL) – Building	645,362	246,669	398,693
Corporate Office – (Coconut Grove, FL) – Land	325,000	—	325,000
Other (Montpelier, Vermont) – Buildings	52,000	52,000	—
Other (Montpelier, Vermont) - Land and improvements (5.4 acres)	111,689	—	111,689
	10,260,122	3,203,117	7,057,005
Grove Isle Hotel, club and spa facility (Coconut Grove, FL):
Land	1,338,518	—	1,338,518
Hotel and club building and improvements	6,846,503	6,314,706	531,797
Spa building and improvements	2,332,303	807,996	1,524,307
Spa furniture, fixtures and equipment	436,107	382,859	53,248
	10,953,431	7,505,561	3,447,870
Marina Properties (Coconut Grove, FL):
Monty’s marina - 132 slips and improvements (1)	3,500,962	1,611,370	1,889,592
Grove Isle marina furniture, fixtures and equipment (6 slips company owned, 79 privately owned)	333,334	329,474	3,860
	3,834,296	1,940,844	1,893,452
Land Held for Development:
Hopkinton, Rhode Island (approximately 50 acres)	27,689	—	27,689
	27,689	—	27,689

Totals	$25,075,538	$12,649,522	$12,426,016

(1)	The Monty’s property is subject to a ground lease with the City of Miami, Florida expiring in 2035. Lease payments due under the lease consist of percentage rent ranging from 8% to 15% of gross revenues from various components of the property.

	December 31, 2010
		Accumulated
	Cost	Depreciation	Net
Commercial Properties:
Monty’s restaurant and retail mall (Coconut Grove, FL) - Building & Improvements (1)	$7,011,747	$1,213,284	$5,798,463
Monty’s restaurant and retail mall (Coconut Grove, FL) - furniture, fixtures and equipment (F,F &E) (1)	1,876,377	1,267,012	609,365
Corporate Office - (Coconut Grove, FL) – Building	645,362	230,514	414,848
Corporate Office – (Coconut Grove, FL) – Land	325,000	—	325,000
Other (Montpelier, Vermont) – Buildings	52,000	52,000	—
Other (Montpelier, Vermont) - Land and improvements (5.4 acres)	111,549	—	111,549
	10,022,035	2,762,810	7,259,225
Grove Isle Hotel, club and spa facility (Coconut Grove, FL):
Land	1,338,518	—	1,338,518
Hotel and club building and improvements	6,842,732	6,251,062	591,670
Spa building and improvements	2,329,778	655,677	1,674,101
Spa furniture, fixtures and equipment	436,107	391,179	44,928
	10,947,135	7,297,918	3,649,217
Marina Properties (Coconut Grove, FL):
Monty’s marina - 132 slips and improvements (1)	3,483,225	1,380,912	2,102,313
Grove Isle marina furniture, fixtures and equipment (6 slips company owned, 79 privately owned)	333,334	325,202	8,132
	3,816,559	1,706,114	2,110,445
Land Held for Development:
Hopkinton, Rhode Island (approximately 50 acres)	27,689	—	27,689
	27,689	—	27,689

Totals	$24,813,418	$11,766,842	$13,046,576

3. MONTY’S RESTAURANT, MARINA AND OFFICE/RETAIL PROPERTY, COCONUT GROVE, FLORIDA

The Company owns a 50% equity interest in two entities, Bayshore Landing, LLC (“Landing”) and Bayshore Rawbar, LLC (“Rawbar”), (collectively, “Bayshore”) which own and operate a restaurant, office/retail and marina property located in Coconut Grove (Miami), Florida known as Monty’s (“Monty’s”). The other 50% owner of Bayshore is The Christoph Family Trust (“CFT”). Members of CFT are experienced real estate and marina operators. The Monty’s property is subject to a ground lease with the City of Miami, Florida which expires on May 31, 2035. Under the lease Bayshore pays percentage rents ranging from 8% to 15% of gross revenues from various components of the project. Total rent paid, including sales tax, for the years ended December 31, 2010 and 2011 was approximately $886,000 and $929,000, respectively.

The Monty’s property consists of a two story building with approximately 40,000 rentable square feet and approximately 3.7 acres of submerged land with a 132-boat slip marina. It includes a 16,000 square foot indoor-outdoor raw bar restaurant and 24,000 square feet of office/retail space of which approximately 15,000 square feet were leased to tenants operating boating and marina related businesses as of December 31, 2011.

The excess of capitalized cost assigned to specific assets over the 2004 purchase price of Monty’s was recorded as goodwill. Since goodwill is an indefinite-lived intangible asset it is reviewed for impairment at each reporting period or whenever an event occurs or circumstances change that would more likely than not reduce fair value below carrying amount. Goodwill is carried at historical cost if its estimated fair value is greater than its carrying amounts. However, if its estimated fair value is less than the carrying amount, goodwill is reduced to its estimated fair value through an impairment charge to the consolidated statements of comprehensive income. For the year ended December 31, 2011 the Company did not recognize a loss from goodwill impairment. For the year ended December 31, 2010 the Company recognized a loss from goodwill impairment of $2.1 million (reference is made to Note 1. Description of Business and Summary of Significant Accounting Policies).

Since the acquisition in August 2004, improvements totaling approximately $6.5 million have been made to the Monty’s property, net of disposals. These improvements primarily consisted of the expansion of the restaurant to provide an indoor area, improvements to the office/retail space which includes approximately 24,000 square feet leased or available for lease as of December 31, 2011 and parking lot and landscaping improvement to the property.

The Monty’s property is encumbered by a mortgaged loan which is collateralized by substantially all of the property and equipment of Bayshore including the lease with the City of Miami. The loan is guaranteed by the members of Bayshore as well as a personal guarantee from the trustee of one of the members. As of December 31, 2011 and 2010 the outstanding balance of the loan was $8.5 million and $10.5 million, respectively. In March 2011the terms of this loan were amended and restated and the principal balance was paid down by approximately $1.6 million to $8.8 million. The modified loan calls for equal monthly installments of approximately $82,000 including principal and interest. Interest is calculated at the one month LIBOR Rate (.27% at December 31, 2011) plus 2.45%. The note is due, with a balloon payment, on August 19, 2020. The note includes certain covenants regarding income. As of December 31, 2011, Bayshore is in compliance with the covenants. Bayshore paid a fixed fee of $198,400 per the terms of the amended swap agreement to pay down the balance to that of the amended note.

Summarized combined statements of income for Landing and Rawbar for the years ended December 31, 2011 and 2010 are presented below (Note: the Company’s ownership percentage in these operations is 50%):

Summarized combined statements of income Bayshore Landing, LLC and Bayshore Rawbar, LLC	For the year ended December 31, 2011	For the year ended December 31, 2010

Revenues:
Food and Beverage Sales	$5,857,000	$5,616,000
Marina dockage and related	1,064,000	1,209,000
Retail/mall rental and related	630,000	593,000
Total Revenues	7,551,000	7,418,000

Expenses:
Cost of food and beverage sold	1,682,000	1,549,000
Labor and related costs	1,123,000	1,205,000
Entertainers	194,000	194,000
Other food and beverage related costs	553,000	596,000
Other operating costs (including bad debts)	498,000	260,000
Repairs and maintenance	340,000	286,000
Insurance	561,000	557,000
Utilities	260,000	263,000
Rent	886,000	929,000
Interest expense, net of interest income	691,000	829,000
Realized loss on interest rate swap	198,000	—
Depreciation	810,000	715,000
Goodwill impairment loss (a)	—	2,100,000
Total Expenses	7,796,000	9,483,000

Net loss	$(245,000)	$(2,065,000)

(a) Reference is made to Note 1. Description of Business and Summary of Significant Accounting Policies

4. INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities consist primarily of large capital corporate equity and debt securities in varying industries or issued by government agencies with readily determinable fair values (see table below). These securities are stated at market value, as determined by the most recently traded price of each security at the balance sheet date. Consistent with the Company’s overall current investment objectives and activities its entire marketable securities portfolio is classified as trading. Accordingly all unrealized gains and losses on this portfolio are recorded in the consolidated statements of comprehensive income. For the years ended December 31, 2011 and 2010 net unrealized (loss) gain on trading securities were approximately ($189,000) and ($86,000), respectively.

	December 31, 2011			December 31, 2010
	Cost	Fair	Unrealized	Cost	Fair	Unrealized
Description	Basis	Value	Gain (loss)	Basis	Value	Gain (loss)
Real Estate Investment Trusts	$231,000	$154,000	$(77,000)	$197,000	$170,000	$(27,000)
Mutual Funds	418,000	457,000	39,000	413,000	427,000	14,000
Other Equity Securities	532,000	523,000	(9,000)	681,000	767,000	86,000
Total Equity Securities	1,181,000	1,134,000	(47,000)	1,291,000	1,364,000	73,000

Debt Securities	889,000	885,000	(4,000)	663,000	729,000	66,000

Total	$2,070,000	$2,019,000	$(51,000)	$1,954,000	$2,093,000	$139,000

As of December 31, 2011, debt securities are scheduled to mature as follows:

	Cost	Fair Value
2012 – 2016	$249,000	$228,000
2017 – 2021	$293,000	$304,000
2022 – thereafter	347,000	353,000
	$889,000	$885,000

Net gain from investments in marketable securities for the years ended December 31, 2011 and 2010 is summarized below:

Description	2011	2010
Net realized gain from sales of marketable securities	$130,000	$405,000
Net unrealized loss from marketable securities	(189,000)	(86,000)
Total net (loss) gain from investments in marketable securities	$(59,000)	$319,000

Net realized gain from sales of marketable securities consisted of approximately $212,000 of gains net of $82,000 of losses for the year ended December 31, 2011. The comparable amounts in fiscal year 2010 were gains of approximately $662,000 and losses of $257,000.

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

The Company’s portfolio of other investments consists of approximately 30 individual investments primarily in limited partnerships with varying investment objectives and focus. Management has categorized these investments by investment focus: technology & communications, diversified businesses/distressed debt, real estate related, stock & debt funds.

As of December 31, 2011 and 2010 other investments had an aggregate carrying value of $3.7 million and $3.8 million, respectively. The Company has committed to fund approximately an additional $988,000 as required by agreements with the investees. The carrying value of these investments is equal to contributions less distributions and other than temporary loss valuation adjustments. During the years ended December 31, 2011 and 2010 the Company made contributions of approximately $244,000 and $374,000, respectively, and received distributions from these investments of $211,000 and $324,000, respectively.

 The Company’s other investments are summarized below.

	Carrying values as of December 31,
Investment Focus	2011	2010
Venture capital funds – technology and communications	$478,000	$469,000
Venture capital funds – diversified businesses	1,444,000	1,461,000
Real estate and related	1,523,000	1,539,000
Other	300,000	300,000

Totals	$3,745,000	$3,769,000

The Company regularly reviews the underlying assets in its investment portfolio for events, including but not limited to bankruptcies, closures and declines in estimated fair value, that may indicate the investment has suffered other-than-temporary decline in value. When a decline is deemed other-than-temporary, an investment loss is recognized.

Net income from other investments is summarized below (excluding other than temporary impairment loss):

	2011	2010
Income from investment in 49% owned affiliate (a)	$41,000	$72,000
Venture capital funds – diversified businesses (b)	27,000	227,000
Other	1,000	25,000
Total net income from other investments	$69,000	$324,000

(a)	This gain represents income from the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”). The decrease in income is due to decrease net income of TGIF as a result of lower investment income. In December 2011 and 2010 TGIF declared and paid a cash dividend of the Company’s portion of which was approximately $168,000 and $140,000. These dividends were recorded as reduction in the investment carrying value as required under the equity method of accounting for investments.
(b)	The gain in 2011 consists of cash distributions from an investment in one partnership owning diversified businesses which made cash distributions from the sale or refinancing of operating companies in 2011. The gain in 2010 primarily consists of $209,000 from an investment in one partnership owning diversified businesses which made cash distributions from the sale of operating companies in 2010.

Other than temporary impairment losses from other investments

For the years ended December 31, 2011 and 2010 approximately $87,000 and $140,000, respectively, of valuation losses from other than temporary impairment losses from other investments were recorded. In 2011 this primarily consisted of a valuation loss of $84,000 from an investment in a private partnership which operates and leases executive suites in Miami, Florida. The Company has funded $120,000 to date and the losses incurred were associated with the start up costs of the venture. In 2010 this primarily consisted of valuation losses of $50,000 from one private partnerships investing in technology and communication business, $40,000 from one private partnerships investing in diversified businesses and $50,000 from three investments in private partnerships owning real estate.

	2011	2010
Real estate and related	$(84,000)	$(50,000)
Venture capital funds – technology & communications	—	(50,000)
Venture capital funds – diversified businesses	—	(40,000)
Other	(3,000)	—

Total other than temporary impairment loss from other investments	$(87,000)	$(140,000)

Net gain or loss from other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s net earnings. However, the amount of investment gain or loss from other investments for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2011 and December 31, 2010, aggregated by investment category and the length of time that investments have been in a continuous loss position:

	As of December 31, 2011
	Less than 12 Months		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$327,000	$(20,000)	$47,000	$(39,000)	$374,000	$(59,000)
Partnerships owning diversified businesses	—	—	228,000	(61,000)	228,000	(61,000)
Partnerships owning real estate and related investments	—	—	256,000	(56,000)	256,000	(56,000)
Total	$327,000	$(20,000)	$531,000	$(156,000)	$858,000	$(176,000)

	As of December 31, 2010
	Less than 12 Months		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$—	$—	$52,000	$(34,000)	$52,000	$(34,000)
Partnerships owning diversified businesses	—	—	737,000	(104,000)	737,000	(104,000)
Partnerships owning real estate and related investments	—	—	398,000	(105,000)	398,000	(105,000)
Total	$—	$—	$1,187,000	$(243,000)	$1,187,000	$(243,000)

6. INTEREST RATE SWAP CONTRACT

The Company is exposed to interest rate risk on its Bayshore bank loan. In 2004 in order to minimize the effect of changes in interest rates, Bayshore entered into an interest rate swap contract under which it agrees to pay an amount equal to a specified rate of 7.57% times a notional principal approximating the outstanding loan balance, and to receive in return an amount equal to the one-month LIBOR Rate (.27% at December 31, 2011) plus 2.45%. The Company designated this interest rate swap contract as a cash flow hedge. As of December 31, 2011 and 2010 the fair value of the cash flow hedge was a loss of $1,975,000 and $1,462,000, respectively, which has been recorded as other comprehensive loss and will be reclassified to interest expense over the life of the swap contract.

In conjunction with the March 2011 Bayshore bank loan amendment and restatement, the interest rate swap agreement to manage their exposure to interest rate fluctuation through the entire term of the mortgage was also amended. Bayshore paid a fixed fee of $198,400 for partial settlement per the terms of the amended swap agreement. The effect of the swap agreement remains the same which is to provide a fixed interest rate of 7.57%.

The following tables present the required disclosures in accordance with ASC Topic 815-10:

Fair Values of Derivative Instruments:	Liability Derivative
	December 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap contract	Liabilities	$1,975,000	Liabilities	$1,462,000
Total derivatives designated as hedging instruments		$1,975,000		$1,462,000

The Effect of Derivative Instruments on the Statements of Comprehensive Income

for the Years Ended December 31, 2011 and 2010:

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)
	For the year ended December 31, 2011	For the year ended December 31, 2010
Interest rate swap contracts	$(256,500)	$(159,000)
Total	$(256,500)	$(159,000)

7. FAIR VALUE INSTRUMENTS

In accordance with ASC Topic 820, the Company measures cash and equivalents, marketable debt and equity securities and interest rate swap contract at fair value on a recurring basis. Other investments and goodwill are measured at fair value on a nonrecurring basis.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis during the year ended December 31, 2011, using quoted prices in active markets for identical assets (Level 1) and significant other observable inputs (Level 2). For the year ended December 31, 2011 there were no major assets or liabilities measured at fair value on a recurring basis which use significant unobservable inputs (Level 3):

	Fair value measurement at reporting date using
	Total	Quoted Prices in Active	Significant Other	Significant
	December 31,	Markets for Identical Assets	Observable Inputs	Unobservable Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Time deposits	$54,104	—	$54,104	—
Money market mutual funds	1,536,787	$1,536,787	—	—
Marketable securities:
Corporate debt securities	885,252	—	885,252	—
Marketable equity securities	1,134,225	1,134,225	—	—
Total assets	$3,610,368	$2,671,012	$939,356	$—

Liabilities:
Interest rate swap contract	1,975,000	—	1,975,000	—
Total liabilities	$1,975,000	—	$1,975,000	—

Carrying amount is the estimated fair value for corporate debt securities and time deposits based on a market-based approach using observable (Level 2) inputs such as prices of similar assets in active markets. The fair value of the interest rate swap contract payable is based on value provided by issuing bank on a monthly basis.

The following are the major categories of assets and liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2011. This category includes other investments and goodwill which are measured using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

	Fair value measurement at reporting date using				Total
	Total	Quoted Prices in Active	Significant Other	Significant	losses for
	December 31,	Markets for Identical Assets	Observable Inputs	Unobservable Inputs	year ended
Description	2011	(Level 1)	(Level 2) (a)	(Level 3) (b)	12/31/2011
Assets:
Other investments by investment focus:
Technology & Communication	$477,646	$—	$477,646	$—	$(2,437)
Diversified businesses	1,444,521	—	1,444,521	—	—
Real estate and related	1,523,159	—	542,478	980,681	(84,270)
Other	300,000	—	—	300,000	—
	$3,745,326	$—	$2,464,645	$1,280,681	$(86,707)

Goodwill (Bayshore)	5,628,000			5,628,000	—
Total assets	$9,373,326	$—	$2,464,645	$6,908,681	$—

(a)	Other investments measured at fair value on a non-recurring basis include investments in certain entities that calculate net asset value per share (or its equivalent such as member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed, “NAV”). This class primarily consists of private equity funds that have varying investment focus. These investments can never be redeemed with the funds. Instead, the nature of the investments in this class is that distributions are received through the liquidation of the underlying assets of the fund. If these investments were held it is estimated that the underlying assets of the fund would be liquidated over 5 to 10 years. As of December 31, 2011, it is probable that all of the investments in this class will be sold at an amount different from the NAV of the Company’s ownership interest in partners’ capital. Therefore, the fair values of the investments in this class have been estimated using recent observable information such as audited financial statements and/or statements of partners’ capital obtained directly from investees on a quarterly or other regular basis. In July 2011 the Company committed to invest $250,000 in a private equity fund which invests in power and energy real estate assets. Of the total amount committed $225,000 remains to be funded at December 31, 2011. As of December 31, 2011 the amount of the Company’s total unfunded commitments related to this category of investments is approximately $326,000.

(b)	This class of other investments above which are measured on a nonrecurring basis using Level 3 unobservable inputs consist of investments primarily in commercial real estate in Florida through private partnerships and two investments in the stock of private banks in Florida and Texas. The Company does not know when it will have the ability to redeem the investments and has categorized them as a Level 3 fair value measurement. The Level 3 real estate and related investments of approximately $980,000 primarily consist of a limited partnership interest investment in a commercial building located near the Company’s offices purchased in 2005. This investment value is measured using primarily inputs provided by the managing member of the partnerships with whom the Company has done similar transactions in the past and is well known to management. The fair values of these real estate investments have been estimated using the net asset value of the Company’s ownership interest in partners’ capital. There have been no gains or losses realized or unrealized relating to these investments. The investments in private bank stocks include a private bank and trust located in Coral Gables, Florida in the amount of $250,000 made in 2009, and a $50,000 investment in a bank located in El Campo, Texas made in 2010. The fair values of these bank stock investments have been estimated using the cost method less distributions received and other than temporary impairments. This investment is valued using inputs provided by the management of the banks.

	Fair value measurement at reporting date using				Total gains
	Total	Quoted Prices in Active	Significant Other	Significant	(losses) for
	December 31,	Markets for Identical Assets	Observable Inputs	Unobservable Inputs	year ended
Description	2010	(Level 1)	(Level 2)	(Level 3)	12/31/2010
Assets:
Other investments by investment focus:
Technology & Communication	$469,359	$—	$469,359	$—	$(44,275)
Diversified businesses	1,461,390	—	1,461,390	—	186,796
Real estate and related	1,538,668	—	538,285	1,000,383	(44,910)
Other	300,000	—	—	300,000	$14,510
	$3,769,417	$—	$2,469,034	$1,300,383	$112,121

Goodwill (Bayshore)	5,628,000			5,628,000	(2,100,000)
Total assets	$9,397,417	$—	$2,469,034	$6,928,383	$(1,987,879)

Goodwill is valued as described in our summary of significant accounting policies. For the year ended December 31, 2010 the Company recognized a loss from goodwill impairment of $2.1 million as further described in Note 1. Description of Business and Summary of Significant Account Policies. No impairment loss was recognized for the year ended December 31, 2011.

8. INVESTMENT IN AFFILIATE

Investment in affiliate consists of CII’s 49% equity interest in T.G. I.F. Texas, Inc. (T.G.I.F.). T.G.I.F. is a Texas Corporation which holds promissory notes receivable from its shareholders, including CII and Maurice Wiener, the Chairman of the Company and T.G.I.F. Reference is made to Note 10 for discussion on notes payable by CII to T.G. I.F. This investment is recorded under the equity method of accounting. For the years ended December 31, 2011 and 2010 income from investment in affiliate amounted to approximately $41,000 and $72,000, respectively and is included in net income from other investments in the consolidated statements of comprehensive income. In December 2011 and 2010 T.G.I.F. declared and paid a cash dividend of $.06 and $.05 per share, respectively. CII’s dividend amount received was approximately $168,000 and $140,000 in 2011 and 2010, respectively. This dividend is recorded as a reduction in the carrying amount of CII investment in T.G.I.F. as required under the equity method of accounting.

9. LOANS, NOTES AND OTHER RECEIVABLES

	As of December 31,
Description	2011	2010
Promissory note and accrued interest due from individual (a)	$205,000	$205,000
Rent due from Bayshore tenant, net of bad debt allowance (b)	259,000	223,000
Rent due from Grove Isle tenant (c)	—	216,000
Due from Grove Isle Condominium Association (d)	108,000	75,000
Other	112,000	23,000
Total loans, notes and other receivables	$684,000	$742,000

(a)	In December 2007 the Company loaned $400,000 to a local real estate developer who is well known to the Company and which loan is secured by numerous real estate interests. In 2010 $197,000 of principal payments were received. The loan calls for interest only payments at an annual rate of 9% with all principal due on June 30, 2012 (as extended). All interest payments due have been received.

(b)	Rent due from Bayshore tenants are primarily from one marina tenant. As of December 31, 2011 and 2010 an allowance for bad debt of $150,000 has been recorded for this tenant. This tenant’s lease was amended in December 2010 and the number of slips rented to this tenant was significantly reduced. The tenant is current on all payments due under amended lease.

(c)	At December 31, 2010, the lessee had amounts due to the Company of approximately $216,000 representing two months outstanding rent and other related charges. In January and February of 2011 the tenant made all payments due under the lease and no amounts presently remain past due.

(d)	The Company is owed amounts from the Grove Isle Condominium Association for repairs and maintenance as provided by agreement.

10. NOTES AND ADVANCES DUE FROM AND TRANSACTIONS WITH RELATED PARTIES

The Company has an agreement (the “Agreement”) with HMGA, Inc. (formerly HMG Advisory Corp.) (the “Adviser”) for its services as investment adviser and administrator of the Company’s affairs. All officers of the Company who are officers of the Adviser are compensated solely by the Adviser for their services.

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

Under the terms of the Agreement, the Adviser serves as the Company’s investment adviser and, under the supervision of the directors of the Company, administers the day-to-day operations of the Company. All officers of the Company, who are officers of the Adviser are compensated solely by the Adviser for their services. The Agreement is renewable annually upon the approval of a majority of the directors of the Company who are not affiliated with the Adviser and a majority of the Company’s shareholders. The contract may be terminated at any time on 120 days written notice by the Adviser or upon 60 days written notice by a majority of the unaffiliated directors of the Company or the holders of a majority of the Company’s outstanding shares.

In 2011 the shareholders approved the renewal and amendment of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2012, and expiring December 31, 2012.

For the years ended December 31, 2011 and 2010, the Company and its subsidiaries incurred Adviser fees of approximately $1,020,000. There was no incentive compensation for 2011 and 2010. The Adviser is also the manager for certain of the Company’s affiliates and received management fees of approximately $44,000 and $19,000 in 2011 and 2010, respectively, for such services.

At December 31, 2011 and 2010, the Company had amounts due from the Adviser and subsidiaries of approximately $397,000 and $398,000, respectively. The amount due from the Adviser and subsidiaries bears interest at prime plus 1% and is due on demand.

The Adviser leases its executive offices from CII pursuant to a lease agreement. This lease agreement calls for base rent of $48,000 per year payable in equal monthly installments. Additionally, the Adviser is responsible for all utilities, certain maintenance, and security expenses relating to the leased premises. The lease term is five years, expiring in November 2014.

In August 2004 HMG Advisory Bayshore, Inc. (“HMGABS”) (a wholly owned subsidiary of the Adviser) was formed for the purposes of overseeing the Monty’s restaurant operations acquired in August 2004. For the year ended December 31, 2011 HMGABS received $25,000 in management fees from the Monty’s restaurant. No such fees were received in 2010.

The Company, through its 75% owned joint venture South Bayshore Associates (“SBA”), has a note receivable from Transco (a 42% shareholder of the Company) of $300,000. This note bears interest at the prime rate and is due on demand.

Mr. Wiener is an 18% shareholder and the chairman and director of T.G.I.F. Texas, Inc., a 49% owned affiliate of CII (See Note 8). As of December 31, 2011 and 2010, T.G.I.F. had amounts due from CII in the amount of approximately $3,180,000 and $3,382,000, respectively. These amounts are due on demand and bear interest at the prime rate. All interest due has been paid.

T.G.I.F. also owns 10,000 shares of the Company’s common stock it purchased at market value in 1996.

As of December 31, 2011 and 2010 T.G.I.F. had amounts due from Mr. Wiener in the amount of approximately $707,000. These amounts bear interest at the prime rate and principal and interest are due on demand. All interest due has been paid.

Mr. Wiener received consulting and director’s fees from T.G.I.F totaling $22,000 for each of the years ended December 31, 2011 and 2010.

11. OTHER ASSETS

The Company’s other assets consisted of the following as of December 31, 2011 and 2010:

Description	2011	2010
Deferred loan costs, net of accumulated amortization	$121,000	$146,000
Prepaid expenses and other assets	385,000	254,000
Food/beverage & spa inventory	70,000	98,000
Utility deposits	106,000	90,000
Deferred leasing costs	28,000	70,000
Total other assets	$710,000	$658,000

12. MORTGAGES AND NOTES PAYABLES

	December 31,
	2011	2010
Collateralized by Investment Properties (Note 2)

Monty’s restaurant, marina and retail rental space:
Mortgage loan payable with interest 7.57% after taking into effect interest rate swap; principal and interest payable in equal monthly payments of approximately $82,000 per month with balloon payment due on maturity on 8/19/20, as amended March 15, 2011 (a).	$8,532,000	$10,548,000
Grove Isle hotel, private club, yacht slips and spa:
Mortgage loan payable with interest at 2.5% plus the one-month LIBOR Rate (2.77% as of 12/31/11). Effective January 1, 2012 the interest rate will be calculated at a minimum of 4.5% per annum. Monthly payments of principal of $10,000 (plus accrued interest) with all unpaid principal and interest payable at maturity on 12/31/12, as extended effective January 1, 2012 (b).	2,819,000	3,579,000

Other (unsecured) (Note 8):

Note payable to affiliate:
Note payable is to affiliate T.G.I.F., interest at prime (3.25% at 12/31/11) payable monthly. Principal outstanding is due on demand.	3,181,000	3,382,000
Totals	$14,532,000	$17,509,000

(a)	On March, 11 2011 this loan was amended and restated to $8.8 million including a principal payment of approximately $1.6 million. The amended and restated loan balance is to be repaid in monthly installments of approximately $82,000 including principal and interest. Interest remains at the same terms calculated at one-month LIBOR rate (.27% at December 31, 2011) plus 2.45%. The loan is unconditionally guaranteed by the Company and CFT, as well as a personal guarantee from a Trustee of CFT. The loan includes certain covenants including debt service coverage. The Company is in compliance with all debt covenants as of December 31, 2011. See Note 6 for discussion of interest rate swap agreement related to this loan.

(b)	In December 2011 we exercised our option to extend the maturity date of this loan to December 31, 2012 under essentially the same terms as the existing loan agreement, except the interest rate was increased to include a minimum or floor rate of 4.5% per annum.

A summary of scheduled principal repayments or reductions for all types of notes and mortgages payable is as follows:

Year ending December 31,	Amount
2012	$6,342,000
2013	371,000
2014	401,000
2015	430,000
2016	429,000
2017 and thereafter	6,559,000
Total	$14,532,000

13. LEASE COMMITMENTS

The Company’s 50% owned subsidiary (Landing), as lessee, leases land and submerged lands on which it operates the Monty’s property under a lease with the City of Miami which expires on May 31, 2035. Under the lease, the Company pays percentage rents ranging from 8% to 15% of gross revenues from various components of the property’s operations. Total rent paid, to the City of Miami (including sales tax) for the years ended December 31, 2011 and 2010 was approximately $886,000 and $929,000, respectively.

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

The Company accounts for income taxes in accordance with ASC Topic 740, “Accounting for Income Taxes”. ASC Topic 740 requires a Company to use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes only pertain to CII. As a result of timing differences associated with the carrying value of other investments and depreciable assets and the future benefit of a net operating loss, the Company has recorded a net deferred tax asset as of December 31, 2011 and 2010 of $632,000 and $480,000, respectively. A valuation allowance against deferred tax asset has not been established as it is more likely than not, based on the Company’s previous history, that these assets will be realized.

As of December 31, 2011 the Company (excluding CII) has an estimated net operating loss carryover of approximately $4.9 million of which expires as follows:

NOL	Expiration Year
$571,000	2025
786,000	2026
500,000	2027
422,000	2028
754,000	2029
576,000	2030
1,307,000	2031
$4,918,000	Total

As of December 31, 2011 CII has an estimated net operating loss carryover (NOL) of approximately $1.1 million which expires as follows:

NOL	Expiration Year
$44,000	2018
386,000	2022
14,000	2024
13,000	2026
81,000	2028
141,000	2029
356,000	2030
76,000	2031
$1,111,000	Total

The components of income before income taxes and the effect of adjustments to tax computed at the federal statutory rate for the years ended December 31, 2011 and 2010 were as follows:

	2011	2010
Loss before income taxes	$(1,093,000)	$(1,357,000)
Computed tax at federal statutory rate of 34%	$(372,000)	$(461,000)
State taxes at 5.5%	(60,000)	(75,000)
REIT related adjustments	401,000	574,000
Unrealized gain from marketable securities for book not tax	52,000	20,000
Net gains from other investments for book in excess of tax	—	(63,000)
Other items, net	(173,000)	(17,000)
Benefit from income taxes	$(152,000)	$(22,000)

The REIT related adjustments represent the difference between estimated taxes on undistributed income and/or capital gains and book taxes computed on the REIT’s income before income taxes.

In 2011 CII underestimated its NOL carry forward by approximately $347,000 the tax effect is approximately $128,000 which is included in other items, net for 2011.

The benefit from income taxes in the consolidated statements of comprehensive income consists of the following:

Year ended December 31,	2011	2010
Current:
Federal	—	—
State	—	—
	—	—
Deferred:
Federal	$(137,000)	$(20,000)
State	(15,000)	(2,000)
	(152,000)	(22,000)
Total	$(152,000)	$(22,000)

As of December 31, 2011 and 2010, the components of the deferred tax assets and liabilities are as follows:

	As of December 31, 2011		As of December 31, 2010
	Deferred tax		Deferred tax
	Assets	Liabilities	Assets	Liabilities
Net operating loss carry forward	$411,000		$241,000
Excess of book basis of 49% owned corporation over tax basis		$470,000		$489,000
Excess of tax basis over book basis of investment property	278,000		275,000
Unrealized gain on marketable securities		1,000		50,000
Excess of tax basis over book basis of other investments	484,000	70,000	555,000	52,000
Totals	$1,173,000	$541,000	$1,071,000	$591,000

15. STOCK-BASED COMPENSATION

In March 2011, the Company’s Board of Directors authorized the 2011 Stock Option Plan (the “Plan”), which was approved by the shareholders on August 25, 2011. The 2011 Stock Option Plan replaces the 2000 Stock Option Plan and all outstanding options under the 2001 Plan have expired. The Plan provides for the grant of options to purchase up to 120,000 shares of the Company’s common stock to the officers and directors of the Company. On March 23, 2011 options were granted to all officers and directors to purchase an aggregate of 102,100 common shares at no less than 100% of the fair market value at the date of grant. These options were issued after approval of the Plan by shareholders on August 25, 2011. These options are vested when issued, except for some of the stock options granted to the President and CEO which vest in 2012 and 2013. Options are not transferable and expire on August 25, 2016 or upon termination of employment, except to a limited extent in the event of retirement, disability or death of the grantee. Stock options issued to the CEO have an exercise price of 110% of the fair market value at the date of grant. The average exercise price of the options granted in 2011 was $4.99 per share. The Company’s stock price on the date of grant was $4.80 per share.

The Company’s policy is to record stock compensation expense in accordance with ASC Topic 505-50, “Equity-Based Payments to Non-Employees”. Options granted during 2011 were valued at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have some vesting restrictions and are not transferable. The per share weighted average fair value of stock options granted during the nine months in 2011 was $.63 and was determined using the following assumptions: expected price volatility 16.25%, risk-free interest rate ranging between .11% and .47%, zero expected dividend yield and five years expected life of options. The expected term of options granted is based on historical experience with past option holders, and represents the period of time that options granted are expected to be outstanding. The Company’s stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. It is management’s opinion that the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

The Company’s non-employee stock compensation expense based on the fair value at the date of grant for stock options was approximately $53,000 for the year ended December 31, 2011 and is included in the results of operations in the condensed consolidated financial statements. There was no such expense in the prior comparable period.

As of December 31, 2011, there was approximately $17,000 of total unrecognized non-employee stock compensation expense related to unvested stock options under the Plan. This expense is expected to be recognized over the vesting periods ending August 25, 2012 and 2013.

A summary of the status of the Company’s stock option plan as of December 31, 2011 and December 31, 2010, and changes during the periods ending on those dates are presented below:

	As of December 31, 2011		As of December 31, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the period	102,100	$8.83	102,100	$8.83
Granted	102,100	—	—	—
Exercised	—	—	—	—
Expired	(102,100)	—	—	—
Forfeited	—	—	—	—
Outstanding at the end of the period	102,100	$4.99	102,100	$8.83

Options exercisable at period-end	102,100	$4.99	102,100	$8.83
Weighted average fair value of options granted during the period	102,100	$.64	—	—
Aggregate intrinsic value of outstanding and exercisable at the end of the period		—		—

16. OPERATING LEASES AS LESSOR

Lease of Grove Isle hotel property. The lessee of Grove Isle is Grove Hotel Partners, LLC an affiliate of Grand Heritage Hotel Group, LLC (“GH”). GH operates over a dozen independent hotels and resorts across North America and Mexico. In 2008 the Company approved the assignment of the lease to GH which assumed all terms of the original lease with the prior lessee. The lease expires on November 30, 2016, with GS having the right to extend the term for two additional consecutive 10 year terms. Base rent was $1,204,000 for the year ended December 31, 2011 and will increase to $1,242,000 in 2012 due to inflation adjustment increase, as provided in the lease. The lease also calls for participation rent consisting of a portion of operating surplus, as defined. Participation rent when and if due is payable at end of each lease year. There has been no participation rent since the inception of the lease.

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

Minimum lease payments receivable. The Company leases its commercial and industrial properties under agreements for which substantially all of the leases specify a base rent and a rent based on tenant sales (or other benchmark) exceeding a specified percentage. There was no percentage rent in 2011 and 2010.

These leases are classified as operating leases and generally require the tenant to pay all costs associated with the property. Minimum annual rentals on non-cancelable leases in effect at December 31, 2011, are as follows:

Year ending December 31,	Amount
2012	$2,027,000
2013	1,928,000
2014	1,917,000
2015	1,917,000
2016	1,841,000
Subsequent years	5,392,000
Total	$15,022,000

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

	For the years ended December 31,
	2011	2010
Net Revenues:
Real estate and marina rentals	$3,502,000	$3,550,000
Food and beverage sales	5,857,000	5,616,000
Spa revenues	535,000	477,000
Total Net Revenues	$9,894,000	$9,643,000

Income (loss) before income taxes:
Real estate and marina rentals	$918,000	$(142,000)
Food and beverage sales	25,000	(81,000)
Spa, other investments and related income	(2,036,000)	(1,134,000)
Total net loss before income taxes attributable to the Company	$(1,093,000)	$(1,357,000)

	For the years ended December 31,
Identifiable Assets:	2011	2010
Real estate rentals	$11,193,000	$14,373,000
Food and beverage sales	586,000	468,000
Spa, other investments and related income	14,188,000	15,458,000
Total Identifiable Assets	$25,967,000	$30,299,000

A summary of changes in the Company’s goodwill during the years ended December 31, 2011 and 2010 is as follows:

Summary of changes in goodwill:	01/01/11	Goodwill Impairment	12/31/11
Real estate and marina rentals	$2,676,291	—	$2,676,291
Food & Beverage sales	2,952,336	—	2,952,336
Other investments and related income	—	—	—
Total goodwill	$5,628,627	$—	$5,628,627

	01/01/10	Goodwill Impairment	12/31/10
Real estate and marina rentals	$4,676,291	$(2,100,000)	$2 ,676,291
Food & Beverage sales	2,952,336	—	2,952,336
Spa, other investments and related income	—	—	-
Total goodwill	$5,628,627	—	$5,628,627

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

Management, including the Principal Executive and Principal Financial Officers, based on their evaluation of our internal control over financial reporting, has concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Item 9B. Other Information.

None.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance.

Listed below is certain information relating to the executive officers and directors of the Company:

Name and Office	Age	Principal Occupation and Employment other than With the Company During the Past Five Years - Other Directorships
Maurice Wiener; Chairman of the Board of Directors and Chief Executive Officer	70	Chairman of the Board and Chief Executive Officer of the Adviser; Executive Trustee, Transco; Director, T.G.I.F. Texas, Inc
Larry Rothstein; Director, President, Treasurer and Secretary	59	Director, President and Secretary of the Adviser; Trustee and Vice President of Transco; Vice President and Secretary, T.G.I.F. Texas, Inc.
Carlos Camarotti; Vice President-Finance and Assistant Secretary	51	Vice President - Finance and Assistant Secretary of the Adviser;
Walter Arader; Director	93	President, Walter G. Arader and Associates (financial and management consultants).
Harvey Comita; Director	82	Business Consultant; Trustee of Transco Realty Trust.
Richard Wiener; Director	70	Practicing attorney - real estate and commercial transactions

All executive officers of the Company were elected to their present positions to serve until their successors are elected and qualified at the 2012 annual organizational meeting of directors immediately following the annual meeting of shareholders. All directors of the Company were elected to serve until the next annual meeting of shareholders and until the election and qualification of their successors.

Richard Wiener was elected to the Board in 2010. Mr. Wiener (who is not related to Maurice Wiener) is a practicing attorney in New York, specializing in real estate and commercial transactions for more than twenty-five years. He has broad experience in real estate investment, development, financing and acquisitions. Mr. Wiener’s legal background and experience, and his long outstanding involvement in the real estate industry are valuable to his service on the Board.

All other directors and executive officers have been in their present position for more than five years.

Code of Ethics.

The Company has adopted a Code of Ethics that applies to directors and officers including principal executive officer, principal financial officer, principal accounting officer and controller and HMGA, Inc. (formerly HMG Advisory Corp.) and subsidiaries (“HMGA”) and its employees in all instances in which HMGA is acting on behalf of the Company. The Company will provide to any person without charge, upon written request, a copy of the Code of Ethics including any amendments as well as any waivers that are required to be disclosed by the rules of the SEC or the NYSE Amex Stock Exchange.

Audit Committee and Audit Committee Financial Expert.

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Securities Exchange act of 1934, as amended (the “Exchange Act”). The members of the Audit Committee are Messrs. Arader and Comita. The Board of Directors has determined that each of Messrs. Arader and Comita is (1) an “ audit committee financial expert,” as that term is defined in Item 401(e) of Regulation S-B of the Exchange Act, and (2) independent as defined by the listing standards of the NYSE Amex Stock Exchange and Section 10A(m)(3) of the Exchange Act.

Item 11. Executive Compensation.

Executive officers received no cash compensation from the Company in their capacity as executive officers. Reference is made to Item 1. Business and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for information concerning fees paid to the Adviser.

Compensation of Directors. The following table summarizes compensation to existing directors for the year ended December 31, 2011:

Director	Annual Fee	Board Meeting Fee	Committee Meeting Fee	Total Compensation
Maurice Wiener	$17,000	$2,250	—	$19,250
Larry Rothstein	17,000	2,250	$3,750	23,000
Walter Arader	12,000	2,250	3,750	18,000
Harvey Comita	12,000	1,500	3,750	17,250
Richard Wiener	12,000	2,250	—	14,250
Totals	$70,000	$10,500	$11,250	$91,750

Annual director’s fees are paid at the beginning of each quarter and board and committee meeting fees are paid for each meeting a director attends. The annual fee for directors is $12,000 per year plus meeting fees $750 per meeting. Additionally Maurice Wiener and Larry Rothstein each receive $5,000 in director fees per year from Courtland Investments, Inc.

Outstanding Equity Awards to Executive Officers.

The following table summarizes all outstanding equity awards to the Company’s executive officers as of December 31, 2011.

Executive Officer	Number of Options	Exercise Price	Expiration Date
Maurice Wiener	40,500	$5.28 per share	August 25, 2016
Larry Rothstein	29,900	$4.80 per share	August 25, 2016

Stock Options.

In March 2011, the Company’s Board of Directors authorized the 2011 Stock Option Plan (the “Plan”), which was approved by the shareholders on August 25, 2011. The 2011 Stock Option Plan replaces the 2000 Stock Option Plan and all outstanding options under the 2001 Plan have expired. The Plan provides for the grant of options to purchase up to 120,000 shares of the Company’s common stock to the officers and directors of the Company. On March 23, 2011 options were granted to all officers and directors to purchase an aggregate of 102,000 common shares at no less than 100% of the fair market value at the date of grant. These options were issued after approval of the Plan by shareholders on August 25, 2011. These options are vested when issued, except for some of the stock options granted to the President and CEO which vest in 2012 and 2013. Options are not transferable and expire on August 25, 2016 or upon termination of employment, except to a limited extent in the event of retirement, disability or death of the grantee. Stock options issued to the CEO have an exercise price of 110% of the fair market value at the date of grant. The average exercise price of the options granted in 2011 was $4.99 per share. The Company’s stock price on the date of grant was $4.80 per share.

The Plan, which permits the grant of qualified and non-qualified options and is intended to provide incentives to the directors and employees (the “employees”) of the Company, as well as to enable the Company to obtain and retain the services of such employees. The Plan is administered by a Stock Option Committee (the “Committee”) appointed by the Board of Directors. The Committee selects those key officers and employees of the Company to whom options for shares of common stock of the Company shall be granted. The Committee determines the purchase price of shares deliverable upon exercise of an option; such price may not, however, be less than 100% of the fair market value of a share on the date the option is granted. Payment of the purchase price may be made in cash, Company stock, or by delivery of a promissory note, except that the par value of the stock must be paid in cash or Company stock. Shares purchased by delivery of a note must be pledged to the Company. Shares subject to an option may be purchased by the optionee within five years from the date of the grant of the option. However, options automatically terminate if the optionee’s employment with the Company terminates other than by reason of death, disability or retirement. Further, if, within one year following exercise of any option, an optionee terminates his employment other than by reason of death, disability or retirement, the shares acquired upon exercise of such option must be sold to the Company at a price equal to the lesser of the purchase price of the shares or their fair market value.

There were no options granted, exercised or forfeited in 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Set forth below is certain information concerning common stock ownership by directors, executive officers, directors and officers as a group, and holders of more than 5% of the outstanding common stock.

Name (7), (8)	Shares Owned by Named Persons & Members of His Family (1)		Additional Shares in Which the named Person Has, or Participates in, the Voting or Investment Power (2)		Total Shares & Percent of Class
Maurice Wiener	51,100	(4)	541,830	(3), (5)	592,930	53%
Larry Rothstein	47,900	(4)	541,830	(3)	589,730	53%
Walter G. Arader	15,400	(4)			15,400	1%
Harvey Comita	10,000	(4)	477,300	(6)	487,300	44%
Richard Wiener	5,000	(4)			5,000	*
All Directors and Officers as a Group	157,700	(4)	541,830	(3)	699,530	63%
Transco Realty Trust 1870 S. Bayshore Drive Coconut Grove, FL 33133	477,300	(5)			477,300	43%
Comprehensive Financial Planning, Inc. 3950 Fairlane Drive Dacula, GA 30019	149,994	(9)			149,994	14%

* less than 1%

(1)	Unless otherwise indicated, beneficial ownership is based on sole voting and investment power.

(2)	Shares listed in this column represent shares held by entities with which directors or officers are associated. Directors, officers and members of their families have no ownership interest in these shares.

(3)	This number includes the number of shares held by Transco Realty Trust (477,300 shares), HMGA, Inc. (54,530 shares) and T.G.I.F. Texas, Inc. (10,000 shares). Several of the directors of the Company are directors, trustees, officers or shareholders of certain of those firms.

(4)	This number includes options granted under the 2011 Stock Option Plan. These options have been granted to Mr. M. Wiener, 40,500; Mr. Rothstein, 29,900; 5,000 each to Mr. Arader, Mr. Comita, Mr. R. Wiener and 16,700 to two officers. Reference is made to Item 11. Executive Compensation for further information about the 2011 Stock Option Plan.

(5)	Mr. Wiener holds approximately 34% and 57% of the stock of Transco and HMGA Inc., respectively, and may therefore be deemed to be the beneficial owner of the shares of the Company held by Transco and HMGA Inc.

(6)	This number represents the number of shares held by Transco Realty Trust, of which, Mr. Comita is a Trustee.

(7)	Except as otherwise set forth, the address for these individuals is 1870 South Bayshore Drive, Coconut Grove, Florida 33133.

(8)	No shares of stock of the executive officers and directors have been pledged as collateral.

(9)	Comprehensive Financial Planning, Inc. has shared investment power on all shares and sole voting power on all shares.

Item 13. Certain Relationships and Related Transactions and Director Independence. The following discussion describes the organizational structure of the Company’s subsidiaries and affiliates.

Transco Realty Trust (“Transco”).

Transco is a 43% shareholder of the Company of which Mr. Wiener is its executive trustee and holds 34% of its stock.

HMGA, Inc. (formerly HMG Advisory Corp.) (the “Adviser”) and subsidiaries.

The day-to-day operations of the Company are handled by the Adviser, as described above under Item 1. Business “Advisory Agreement.” The Adviser is majority owned by Mr. Wiener, its Chairman and CEO.

In August 2004 the HMG Advisory Bayshore, Inc. (“HMGABS”) (a wholly owned subsidiary of the Adviser) was formed for the purposes of overseeing the Monty’s restaurant operations acquired in August 2004. For the year ended December 31, 2011 HMGABS received $25,000 from Bayshore Rawbar, LLC in management fees. No fees were received in 2010.

Reference is made to Item 1. Business and Item 1. Business and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information about the remuneration of the Adviser.

Courtland Investments, Inc. (“CII”).

The Company holds a 95% non-voting interest and Masscap Investment Company (“Masscap”) holds a 5% voting interest in CII. In May 1998, the Company and Masscap entered into a written agreement in order to confirm and clarify the terms of their previous continuing arrangement with regard to the ongoing operations of CII, all of which provide the Company with complete authority over all decision making relating to the business, operation, and financing of CII consistent with the Company’s status as a real estate investment trust.

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

The Adviser.

As of December 31, 2011 and 2010 the Adviser owed the Company approximately $397,000 and $398,000, respectively. Amounts due from the Adviser bear interest at the prime rate plus 1% payable monthly, with principal due on demand.

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

South Bayshore Associates (“SBA”).

SBA is a joint venture in which Transco and the Company hold interests of 25% and 75%, respectively. The sole major asset of SBA is a demand note from Transco, bearing interest at the prime rate, with an outstanding balance of approximately $300,000 in principal and interest as of December 31, 2011 and 2010.

The Company also holds a demand note from SBA bearing interest at the prime rate plus 1% with an outstanding balance as of December 31, 2011 and 2010 of approximately $1,165,000 and $1,145,000, in principal and accrued interest, respectively. Interest payments of $10,000 were made in 2011 and 2010. Accrued and unpaid interest is not added to the principal. SBA is a consolidated subsidiary of the Company and the note payable and related interest income is eliminated in consolidation.

CII.

The Company holds a demand note due from its 95%-owned consolidated subsidiary, CII, bearing interest at the prime rate plus 1% with an outstanding balance of $827,000 and $1,331,000 as of December 31, 2011 and 2010, respectively. Repayments from CII to the Company during 2011 and 2010 were $572,000 and $1,142,000, respectively. There were no advances from the Company to CII during 2011 and 2010. CII is a consolidated subsidiary of the Company and the note payable and related interest is eliminated in consolidation.

In 1986, CII acquired from the Company the rights to develop the marina at Grove Isle for a promissory note of $620,000 payable at an annual rate equal to the prime rate. The principal is due on demand. Interest payments are due annually in January. Because the Company consolidates CII, the note payable and related interest income is eliminated in consolidation.

Courtland Houston, Inc. (“CHI”)

CHI is 80%-owned by CII and 20% owned by Bernard Lerner, its sole employee. CHI was formed in 2007 with a $140,000 investment by CII. CHI engages in commercial leasing activities in Texas and earns commission and other consulting revenue. Mr. Lerner is a cousin of the Company’s Chairman and CEO Mr. Maurice Wiener. For the years ended December 31, 2011 and 2010 Mr. Lerner was paid a salary of $85,000. For the years ended December 31, 2011 and 2010 CHI reported revenues of approximately $50,000 and $100,000, respectively.

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

T.G.I.F.

As of December 31, 2011 and 2010, CII owed approximately $3,180,000 and $3,383,000, respectively, to T.G.I.F. All advances between CII and T.G.I.F. are due on demand and bear interest at the prime rate plus 1%. All interest due has been paid.

As of December 31, 2011 and 2010, T.G.I.F. had amounts due from Mr. Wiener of approximately $707,000. These amounts are due on demand and bear interest at the prime rate. All interest due has been paid. Mr. Wiener received consulting and director’s fees from T.G.I.F of approximately $22,000 for the years ended December 31, 2011 and 2010. Also, T.G.I.F. owns 10,000 shares of the Company which were purchased in 1996 at the market value. In 2011 and 2010 T.G.I.F. declared and paid a cash dividend of $.06 per share and $.05 per share, respectively. CII’s portion of the dividends was approximately $168,000 and $140,000, respectively.

Item 14. Principal Accountants Fees and Services.

The following table sets forth fees billed to the Company by the Company’s independent auditors for the year ended December 31, 2011 and December 31, 2010 for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance. The Audit Committee pre-approved all services rendered by the Company’s independent auditors.

Principal Accountant Fees and Services

For the fiscal year ended	December 31, 2011	December 31, 2010
Audit fees including quarterly reviews	$77,000	$87,000
Tax return preparation fees	15,000	15,000
Total Fees	$92,000	$102,000

Part IV.

Item 15. Exhibits and Financial Statement Schedules.

(a) Exhibits listed in the Index to Exhibits.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HMG/Courtland Properties, Inc.
March 30, 2012	by:	/s/Maurice Wiener
Maurice Wiener
Chairman and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/Maurice Wiener	March 30, 2012
Maurice Wiener
Chairman of the Board
Chief Executive Officer

/s/Larry Rothstein	March 30, 2012
Larry Rothstein
Director, President, Treasurer and Secretary
Principal Financial Officer

/s/Walter G. Arader	March 30, 2012
Walter G. Arader, Director

/s/Harvey Comita	March 30, 2012
Harvey Comita, Director

/s/Richard Wiener	March 30, 2012
Richard Wiener, Director

/s/Carlos Camarotti	March 30, 2012
Carlos Camarotti
Vice President - Finance and Controller
Principal Accounting Officer

EXHIBIT INDEX

Description
(3)	(a)	Certificate of Incorporation as amended	Incorporated by reference to Exhibit 3(a) to the 2010 Form 10-K.

	(b)	By-laws	Incorporated by reference to Exhibit 6.1 to the Registration Statement of Hospital Mortgage Group, Inc. on Form S-14, No. 2-64, 789, filed July 2, 1979.

(10)	(a)	Amended and restated lease agreement between Grove Isle Associates, Ltd. and Westgroup Grove Isle Associates, Ltd. dated November 19, 1996.	Incorporated by reference to Exhibit 10(d) to the 1996 Form 10-KSB

	(b)	Master agreement between Grove Isle Associates, Ltd. Grove Isle Clubs Inc., Grove Isle Investments, Inc. and Westbrook Grove Isle Associates, Ltd. dated November 19, 1996.	Incorporated by reference to Exhibit 10(e) to the 1996 Form 10-KSB

	(c)	Agreement Re: Lease Termination between Grove Isle Associates, Ltd. and Grove Isle Club, Inc. dated November 19, 1996.	Incorporated by reference to Exhibit 10(f) to the 1996 Form 10-KSB

	(d)	Amended and restated agreement between NAF Associates and the Company, dated August 31, 1999.	Incorporated by reference to Exhibit 10(f) to the 1999 Form 10-KSB

	(e)	Amendment to Amended and restated lease agreement between Grove Isle Associates, Ltd. and Westgroup Grove Isle Associates, Ltd. dated December 1, 1999.	Incorporated by reference to Exhibit 10(g) to the 1999 Form 10-KSB

	(f)	Lease agreement between Courtland Investments, Inc. and HMG Advisory Corp. dated December 1, 1999.	Incorporated by reference to Exhibit 10(h) to the 1999 Form 10-KSB

	(g)	2000 Incentive Stock Option Plan of HMG/ Courtland Properties, Inc.	Incorporated by reference to Exhibit 10(h) to the 2001 Form 10-KSB

(h)	Amended and Restated Advisory Agreement between the Company and HMG Advisory Corp. effective January 1, 2003.	Incorporated by reference to Exhibit 10(i) and 10(j) to the 2002 Form 10-KSB

(i)	Second Amendment to Amended and restated lease agreement included herein between Grove Isle Associated, Ltd. and Westgroup Grove Isle Associates, Ltd. dated September 15, 2004	Incorporated by reference to Exhibit 10(i) to the 2004 Form 10-KSB

(j)	Operating Agreement of Grove Spa, LLC dated September 15, 2004	Incorporated by reference to Exhibit 10(j) to the 2004 Form 10-KSB

(k)	Sublease between Westgroup Grove Isle Associates, Ltd. and Grove Spa, LLC dated September 15, 2004	Incorporated by reference to Exhibit 10(k) to the 2004 Form 10-KSB Included herein.

(l)	Purchase and Sale Agreement (“Acquisition of Monty’s”) between Bayshore Restaurant Management Corp. and Bayshore Landing, LLC dated August 20, 2004	Incorporated by reference to Exhibit 10(l) to the 2004 Form 10-KSB

(m)	Ground Lease between City of Miami and Bayshore Landing, LLC dated August 20, 2004 and related document	Incorporated by reference to Exhibit 10(m) to the 2004 Form 10-KSB

(n)	Loan Agreement between Wachovia Bank and Bayshore Landing, LLC dated August 20, 2004	Incorporated by reference to Exhibit 10(n) to the 2004 Form 10-KSB

(o)	Operating Agreement of Bayshore Landing, LLC dated August 19, 2004	Incorporated by reference to Exhibit 10(o) to the 2004 Form 10-KSB

(p)	Management Agreement for Bayshore Rawbar , LLC executed by RMI, LLC	Incorporated by reference to Exhibit 10(p) to the 2004 Form 10-KSB

	(q)	Management Agreement for Bayshore Rawbar, LLC executed by HMG Advisory Bayshore, Inc.	Incorporated by reference to Exhibit 10(q) to the 2004 Form 10-KSB

	(r)	Management and Leasing Agreement for Bayshore Landing, LLC executed by RCI Bayshore, Inc.	Incorporated by reference to Exhibit 10(r) to the 2004 Form 10-KSB

	(s)	Assignment and Assumption of Management Agreement by Noble House Grove Isle, Ltd. To GH-Grove Isle Management LLC And Consent by Grove Spa, LLC	Incorporated by reference to Exhibit 10(s) to the 2008 Form 10-K

	(t)	Third Amendment to Amended and Restated Lease Agreement	Incorporated by reference to Exhibit 10(t) to the 2008 Form 10-K

	(u)	Assignment and Assumption of Lease and Consent of Landlord	Incorporated by reference to Exhibit 10(u) to the 2008 Form 10-K

	(v)	Amendment to Operating Agreement of Grove Spa, LLC, A Delaware Limited Liability Company	Incorporated by reference to Exhibit 10(v) to the 2008 Form 10-K

	(w)	First Amendment to Management Agreement	Incorporated by reference to Exhibit 10(w) to the 2008 Form 10-K

(14)		Code of Ethics for Chief Executive Officer and Senior Financial Officers dated May 2003	Incorporated by reference to Exhibit 14 to the 2004 Form 10-KSB

(21)		Subsidiaries to the Company	Included herein.

(31)	(a)	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herein.

	(b)	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herein.

(32)	(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002	Included herein.

	(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002	Included herein.

