Form 10-Q
period 2012-03-31
HMG COURTLAND PROPERTIES INC
filed 2012-05-15
CIK 311817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2012

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 1,010,426 Common shares were outstanding as of May 15, 2012.

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

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(UNAUDITED)
ASSETS
Investment properties, net of accumulated depreciation:
Commercial properties	$6,979,897	$7,057,005
Hotel, club and spa facility	3,394,318	3,447,870
Marina properties	1,893,482	1,893,452
Land held for development	27,689	27,689
Total investment properties, net	12,295,386	12,426,016

Cash and cash equivalents	2,920,962	2,366,363
Investments in marketable securities	1,910,947	2,019,476
Other investments	3,675,345	3,745,327
Investment in affiliate	2,704,070	2,686,887
Loans, notes and other receivables	674,169	683,998
Notes and advances due from related parties	700,772	696,909
Deferred taxes	636,000	632,000
Goodwill	5,628,627	5,628,627
Other assets	559,262	710,227
TOTAL ASSETS	$31,705,540	$31,595,830

LIABILITIES
Mortgages and notes payable	$14,417,903	$14,531,833
Accounts payable, accrued expenses and other liabilities	774,860	740,618
Interest rate swap contract payable	1,837,000	1,975,000
TOTAL LIABILITIES	17,029,763	17,247,451

STOCKHOLDERS’ EQUITY
Excess common stock, $1 par value; 100,000 shares authorized: no shares issued	—	—
Common stock, $1 par value; 1,200,000 shares authorized and 1,023,955 issued	1,023,955	1,023,955
Additional paid-in capital	24,370,584	24,366,099
Less: Treasury stock at cost (13,529 shares as of March 31, 2012 and December 31, 2011)	(60,388)	(60,388)
Undistributed gains from sales of properties, net of losses	41,572,120	41,572,120
Undistributed losses from operations	(54,315,307)	(54,383,928)
Accumulated other comprehensive loss	(918,500)	(987,500)
Total stockholders’ equity	11,672,464	11,530,358
Non controlling interest	3,003,313	2,818,021
TOTAL EQUITY	14,675,777	14,348,379
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,705,540	$31,595,830

 See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended
	March 31,
	2012	2011
REVENUES
Real estate rentals and related revenue	$475,188	$463,352
Food & beverage sales	1,745,992	1,688,016
Marina revenues	412,371	412,899
Spa revenues	121,023	112,119
Total revenues	2,754,574	2,676,386

EXPENSES
Operating expenses:
Rental and other properties	115,219	182,003
Food and beverage cost of sales	519,454	473,688
Food and beverage labor and related costs	366,054	345,502
Food and beverage other operating costs	521,178	537,860
Marina expenses	213,288	218,781
Spa expenses	124,530	102,820
Depreciation and amortization	223,491	381,294
Adviser’s base fee	255,000	255,000
General and administrative	90,779	94,043
Professional fees and expenses	45,672	87,126
Directors’ fees and expenses	24,750	24,000
Total operating expenses	2,499,415	2,702,117

Interest expense	220,501	252,189
Total expenses	2,719,916	2,954,306

Income (loss) before other income (loss) and income taxes	34,658	(277,920)

Net realized and unrealized gains from investments in marketable securities	92,142	62,478
Net income from other investments	47,548	9,334
Realized loss on interest rate swap agreement	—	(198,400)
Other than temporary impairment losses from other investments	(27,666)	—
Interest, dividend and other income	34,227	95,887
Total other income (loss)	146,251	(30,701)

Income (loss) before income taxes	180,909	(308,621)

(Benefit from) provision for income taxes	(4,000)	9,000
Net income (loss)	184,909	(317,621)

Less: Net (income) loss attributable to noncontrolling interest in consolidated entities	(116,288)	111,009
Net income (loss) attributable to the Company	$68,621	$(206,612)

Other comprehensive income:
Unrealized gain on interest rate swap agreement	$69,000	$130,500
Total other comprehensive income	69,000	130,500

Comprehensive income (loss)	$137,621	$(76,112)

Net income (loss) Per Common Share:
Basic and diluted	$0.07	$(0.20)
Weighted average common shares outstanding-Basic and diluted	1,010,426	1,010,426

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to the Company	$68,621	$(206,612)
Adjustments to reconcile net income (loss) attributable to the Company to net cash provided by operating activities:
Depreciation and amortization	223,491	381,294
Non-employee stock compensation expense	4,485	—
Net income from other investments, excluding impairment losses	(28,529)	(9,334)
Other than temporary impairment losses from other investments	27,666
Net gain from investments in marketable securities	(92,142)	(62,478)
Realized loss on interest rate swap agreement	—	198,400
Net income (loss) attributable to non controlling interest	116,288	(111,009)
Deferred income tax (benefit) expense	(4,000)	9,000
Changes in assets and liabilities:
Other assets and other receivables	146,589	89,850
Accounts payable, accrued expenses and other liabilities	34,245	20,315
Total adjustments	428,093	516,038
Net cash provided by operating activities	496,714	309,426

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and improvements of properties	(82,518)	(100,134)
Distributions from other investments	107,058	29,798
Contributions to other investments	(73,190)	(55,125)
Net proceeds from sales and redemptions of securities	446,698	590,147
Purchase of marketable securities	(226,233)	(164,860)
Net cash provided by investing activities	171,815	299,826

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgages and notes payables	(113,930)	(1,841,418)
Partial settlement of interest rate swap contract	—	(198,400)
Withdrawals from restricted cash	—	2,379,947
Distributions to minority partners	—	(51,181)
Net cash (used in) provided by financing activities	(113,930)	288,948

Net increase in cash and cash equivalents	554,599	898,200

Cash and cash equivalents at beginning of the period	2,366,363	3,618,200

Cash and cash equivalents at end of the period	$2,920,962	$4,516,400

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$221,000	$252,000
Cash paid during the period for income taxes	$—	$—

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report for the year ended December 31, 2011. The balance sheet as of December 31, 2011 was derived from audited consolidated financial statements as of that date. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements include the accounts of HMG/Courtland Properties, Inc. (the “Company”) and entities in which the Company owns a majority voting interest or controlling financial interest. All material transactions and balances with consolidated and unconsolidated entities have been eliminated in consolidation or as required under the equity method.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company has adopted this pronouncement and it did not have a material impact on its consolidated financial statements.

In June 2011, the FASB issued new guidance that gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total for comprehensive income. The entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements(s) where the components of net income and the components of other comprehensive income are presented. The guidance is to be applied retrospectively, for fiscal periods and interim periods within those years, beginning after December 15, 2011 and early adoption is permitted. In December 2011, the FASB issued new guidance deferring the changes in the June 2011 relating to presentation of classification adjustments. The Company’s adoption of the new guidance, other than that related to presentation of reclassification adjustments, as of January 1, 2012 pertained to disclosure and presentation only and did not have a material impact on its consolidated financial position, results of operations and cash flows.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). This ASU was issued to provide largely identical guidance about fair value measurement and disclosure requirements for entities that disclose the fair value of an asset, a liability, or an instrument classified in shareholders’ equity in their consolidated financial statements as that provided in the International Accounting Standards Board’s new IFRS 13, Fair Value Measurement. This ASU does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required or permitted under GAAP. This guidance is to be applied prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that results from applying the ASU to quantify the total effect, if practicable. The Company has adopted this pronouncement and it did not have a material impact on its consolidated financial statements.

3. RESULTS OF OPERATIONS FOR MONTY’S RESTAURANT, MARINA AND OFFICE/RETAIL PROPERTY, COCONUT GROVE, FLORIDA

The Company, through two 50%-owned entities, Bayshore Landing, LLC (“Landing”) and Bayshore Rawbar, LLC (“Rawbar”), (collectively, “Bayshore”) owns a restaurant, office/retail and marina property located in Coconut Grove (Miami), Florida known as Monty’s (the “Monty’s Property”).

Summarized combined statements of income for Landing and Rawbar for the three months ended March 31, 2012 and 2011 are presented below (Note: the Company’s ownership percentage in these operations is 50%):

Summarized Combined statements of income Bayshore Landing, LLC and Bayshore Rawbar, LLC	For the three months ended March 31, 2012	For the three months ended March 31, 2011

Revenues:
Food and Beverage Sales	$1,746,000	$1,688,000
Marina dockage and related	273,000	286,000
Retail/mall rental and related	148,000	147,000
Total Revenues	2,167,000	2,121,000

Expenses:
Cost of food and beverage sold	519,000	474,000
Labor and related costs	317,000	298,000
Entertainers	49,000	48,000
Other food and beverage related costs	141,000	157,000
Other operating costs	49,000	42,000
Repairs and maintenance	77,000	106,000
Insurance	133,000	124,000
Management fees	57,000	84,000
Utilities	53,000	54,000
Ground rent	178,000	222,000
Interest	163,000	201,000
Depreciation and amortization	166,000	315,000
Realized loss on interest rate swap	—	198,000
Total Expenses	1,902,000	2,323,000

Net income (loss)	$265,000	($202,000)

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

Net realized and unrealized gain (loss) from investments in marketable securities for the three months ended March 31, 2012 and 2011 is summarized below:

	Three Months Ended March 31,
Description	2012	2011
Net realized gain from sales of securities	$49,000	$79,000
Unrealized net gain (loss) in trading securities	43,000	(17,000)
Total net gain from investments in marketable securities	$92,000	$62,000

For the three months ended March 31, 2012 net realized gain from sales of marketable securities of approximately $49,000 consisted of approximately $65,000 of gross gains net of $16,000 of gross losses. For the three months ended March 31, 2011 net realized gain from sales of marketable securities of approximately $79,000 consisted of approximately $94,000 of gross gains net of $15,000 of gross losses.

Investment gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s net earnings. However, the amount of investment gains or losses on marketable securities for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

5. OTHER INVESTMENTS

As of March 31, 2012, the Company’s portfolio of other investments had an aggregate carrying value of approximately $3.7 million. As of March 31, 2012, the Company has committed to fund approximately $966,000 as required by agreements with the investees. The carrying value of these investments is equal to contributions less distributions and loss valuation adjustments. During the three months ended March 31, 2012, the Company contributed an additional $23,000 toward fulfilling capital commitments on existing investments, plus a new investment in a medical technology related company for $51,000 which was fully funded in January 2012. Cash distributions received from other investments for the three months ended March 31, 2012 totaled approximately $107,000 from one investment in a privately owned partnership owning diversified operating companies.

Net income from other investments for the three months ended March 31, 2012 and 2011, is summarized below:

	2012	2011
Partnership owning diversified businesses	$31,000	$—
Venture capital fund – technology	—	—
Income from investment in 49% owned affiliate (T.G.I.F. Texas, Inc.)	17,000	9,000
Total net income from other investments	$48,000	$9,000

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2012 and December 31, 2011, aggregated by investment category and the length of time that investments have been in a continuous loss position

	As of March 31, 2012
	Less than 12 Months		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$—	$—	$379,000	$(54,000)	$379,000	$(54,000)
Partnerships owning diversified businesses	—	—	231,000	(58,000)	231,000	(58,000)
Partnerships owning real estate and related investments	—	—	257,000	(35,000)	257,000	(35,000)
Total	$—	$—	$867,000	$(147,000)	$867,000	$(147,000)

	As of December 31, 2011
	Less than 12 Months		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$327,000	$(20,000)	$47,000	$(39,000)	$374,000	$(59,000)
Partnerships owning diversified businesses	—	—	228,000	(61,000)	228,000	(61,000)
Partnerships owning real estate and related investments	—	—	256,000	(56,000)	256,000	(56,000)
Total	$327,000	$(20,000)	$531,000	$(156,000)	$858,000	$(176,000)

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

In accordance with ASC Topic 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments as of March 31, 2012 the Company recorded a loss of approximately $28,000 from an investment in a partnership which operates and leases executive suites in Miami, Florida. The Company has funded $120,000 to date in this investment and the losses incurred were associated with the initial start up of the venture in 2010.There were no OTTI impairment valuation adjustments for the three months ended March 31, 2011.

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

As of March 31, 2012 the fair value of this hedge was an unrealized loss of approximately $1,837,000, as compared with an unrealized loss of $1,975,000 as of December 31, 2011 which resulted in an unrealized gain of $138,000 (or $69,000, net of noncontrolling interest) for the three months ended March 31, 2012. This amount has been recorded as other comprehensive income and will be reclassified to interest expense over the life of the contract.

The following tables present the required disclosures in accordance with ASC Topic 815-10:

Fair Values of Derivative Instruments:

		Liability Derivative
	March 31, 2012		December 31, 2011
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value

Derivatives designated as hedging instruments:

Interest rate swap contract	Liabilities	$1,837,000	Liabilities	$1,975,000
Total derivatives designated as hedging instruments under ASC Topic 815		$1,837,000		$1,975,000

The Effect of Derivative Instruments on the Statements of Comprehensive Income
for the Three Months Ended March 31, 2012 and 2011:

	Amount of Gain
	Recognized in OCI on
	Derivative
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	(Effective Portion)
	For the three	For the three
	Months ended	Months ended
	March 31, 2012	March 31, 2011

Interest rate swap contracts	$69,000	130,500
Total	$69,000	130,500

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurement at reporting date using
	Total	Quoted Prices in Active	Significant Other	Significant
	March 31,	Markets for Identical Assets	Observable Inputs	Unobservable Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Time deposits	$54,251	—	$54,251	—
Money market mutual funds	1,546,291	$1,546,291	—	—
Marketable securities:
Corporate debt securities	903,118	—	903,118	—
Marketable equity securities	1,007,831	1,007,831	—	—
Total assets	$3,511,491	$2,554,122	$957,369	$—

Liabilities:
Interest rate swap contract	1,837,000	—	1,837,000	—
Total liabilities	$1,837,000	—	$1,837,000	—

	Fair value measurement at reporting date using
	Total	Quoted Prices in Active	Significant Other	Significant
	December 31,	Markets for Identical Assets	Observable Inputs	Unobservable Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Time deposits	$54,104	—	$54,104	—
Money market mutual funds	1,536,787	$1,536,787	—	—
Marketable securities:
Corporate debt securities	885,252	—	885,252	—
Marketable equity securities	1,134,225	1,134,225	—	—
Total assets	$3,610,368	$2,671,012	$939,356	$—

Liabilities:
Interest rate swap contract	1,975,000	—	1,975,000	—
Total liabilities	$1,975,000	—	$1,975,000	—

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Fair value measurement at reporting date using
	Total March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total gains (losses) for three months ended
Description	2012	(Level 1)	(Level 2) (a)	(Level 3) (b)	3/31/2012
Assets:
Other investments by investment focus:
Technology & Communication	$508,159	$—	$508,159	$—	$—
Diversified businesses	1,411,411	—	1,411,411	—	—
Real estate and related	1,455,755	—	502,760	953,015	(27,666)
Other	300,000	—	—	300,000	—
	$3,675,345	$—	$2,422,330	$1,253,015	$(27,666)

Goodwill (Bay shore)	5,628,000			5,628,000
Total assets	$9,303,345	$—	$2,422,330	$6,881,015	$(27,666)

	Fair value measurement at reporting date using
	Total December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total losses for year ended
Description	2011	(Level 1)	(Level 2) (a)	(Level 3) (b)	12/31/2011
Assets:
Other investments by investment focus:
Technology & Communication	$477,646	$—	$477,646	$—	$(2,437)
Diversified businesses	1,444,521	—	1,444,521	—	—
Real estate and related	1,523,159	—	542,478	980,681	(84,270)
Other	300,000	—	—	300,000	—
	$3,745,326	$—	$2,464,645	$1,280,681	$(86,707)

Goodwill (Bayshore)	5,628,000			5,628,000	—
Total assets	$9,373,326	$—	$2,464,645	$6,908,681	$—

(a)	Other investments measured at fair value on a non-recurring basis include investments in certain entities that calculate net asset value per share (or its equivalent such as member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed, “NAV”). This class primarily consists of private equity funds that have varying investment focus. These investments can never be redeemed with the funds. Instead, the nature of the investments in this class is that distributions are received through the liquidation of the underlying assets of the fund. If these investments were held it is estimated that the underlying assets of the fund would be liquidated over 5 to 10 years. As of March 31, 2012, it is probable that all of the investments in this class will be sold at an amount different from the NAV of the Company’s ownership interest in partners’ capital. Therefore, the fair values of the investments in this class have been estimated using recent observable information such as audited financial statements and/or statements of partners’ capital obtained directly from investees on a quarterly or other regular basis. In January 2012 the Company invested approximately $51,000 in a medical technology entity representing the full commitment to this investment. As of March 31, 2012, the amount of the Company’s unfunded commitments related to the aforementioned investments is approximately $966,000.

(b)	Other investments above which are measured on a nonrecurring basis using Level 3 unobservable inputs consist of investments primarily in commercial real estate in Florida through private partnerships and two investments in the stock of private banks in Florida and Texas. The Company does not know when it will have the ability to redeem the investments and has categorized them as a Level 3 fair value measurement. The Level 3 real estate and related investments of approximately $1 million primarily consist of one investment in a commercial building located near the Company’s offices purchased in 2005. This investment is measured using primarily inputs provided by the managing member of the partnerships with whom the Company has done similar transactions in the past and is well known to management. The fair values of these real estate investments have been estimated using the net asset value of the Company’s ownership interest in partners’ capital. The investments in private bank stocks include a private bank and trust located in Coral Gables, Florida in the amount of $250,000 made in 2009, and a $50,000 investment in a bank located in El Campo, Texas made in 2010. The fair values of these bank stock investments have been estimated using the cost method less distributions received and other than temporary impairments. This investment is valued using inputs provided by the management of the banks.

The following table includes a roll-forward of the investments classified within level 3 of the fair value hierarchy for the three months ended March 31, 2012:

Level 3 Investments:
Balance at January 1, 2012	$1,300,000
Additional investment in limited partnership	—
Other than temporary impairment loss	(28,000)
Transfers from Level 2	—
Balance at March 31, 2012	$1,272,000

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

	For the three months ended March 31,
	2012	2011
Net revenues:
Real estate and marina rentals	$888,000	$876,000
Food and beverage sales	1,746,000	1,688,000
Spa revenues	121,000	112,000
Total net revenues	$2,755,000	$2,676,000

Income (loss) before income taxes:
Real estate and marina rentals	$278,000	$255,000
Food and beverage sales	86,000	58,000
Other investments and related income	(299,000)	(511,000)
Total net income (loss) before income taxes attributable to the Company	$65,000	($198,000)

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2008, 2009, 2010 and 2011, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2012.

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

RESULTS OF OPERATIONS

The Company reported net income of approximately $69,000 ($.07 per share) for the three months ended March 31, 2012. For the three months ended March 31, 2011 the Company reported a net loss of approximately $207,000 ($.20 per share).

As discussed further below, total revenues for the three months ended March 31, 2012 as compared with the same period in 2011, increased by approximately $78,000 or 3%. Total expenses for the three months ended March 31, 2012, as compared with the same period in 2011, decreased by approximately $234,000 or 8%.

REVENUES

Rentals and related revenues for the three months ended March 31, 2012 as compared with the same period in 2011 increased by $12,000 ( or 3%), primarily as a result of an inflation adjustment in rent due from the tenant at Grove Isle.

Restaurant operations:

Summarized statements of income for the Company’s Monty’s restaurant for the three months ended March 31, 2012 and 2011 is presented below:

Summarized statements of income of Monty’s restaurant	Three months ended March 31, 2012	Percentage of sales	Three months ended March 31, 2011	Percentage of sales
Revenues:
Food and beverage sales	$1,746,000	100%	$1,688,000	100%

Expenses:
Cost of food and beverage sold	519,000	29.7%	474,000	28.0%
Labor, entertainment and related costs	366,000	21.0%	346,000	20.5%
Other food and beverage direct costs	78,000	4.5%	67,000	4.0%
Other operating costs	110,000	6.3%	135,000	8.0%
Insurance	80,000	4.6%	76,000	4.5%
Management and accounting fees	35,000	2.0%	38,000	2.3%
Utilities	55,000	3.1%	63,000	3.7%
Rent (as allocated)	164,000	9.4%	158,000	9.4%
Total Expenses	1,407,000	80.6%	1,357,000	80.4%

Income before depreciation and noncontrolling interest	$339,000	19.4%	$331,000	19.6%

For the three months ended March 31, 2012 as compared with the same period in 2011 restaurant sales increased by approximately $58,000 (or 3%), with food sales increasing by $43,000 (or 4%) and beverage sales increasing $15,000 (or 2%).

Restaurant expenses for the three months ended March 31, 2012 as compared with the same period in 2011 remained consistent as a percentage of sales.

Marina operations:

Summarized and combined statements of income for marina operations:

(The Company owns 50% of the Monty’s marina and 95% of the Grove Isle marina)

	Combined marina operations	Combined marina operations
Summarized statements of income of marina operations	Three months ended March 31, 2012	Three months ended March 31, 2011
Revenues:
Monty’s dockage fees and related	$286,000	$301,000
Grove Isle marina slip owners dues and dockage fees	126,000	112,000
Total marina revenues	412,000	413,000

Expenses:
Labor and related costs	64,000	71,000
Insurance	26,000	22,000
Management fees	18,000	18,000
Bay bottom lease	54,000	56,000
Repairs and maintenance	33,000	41,000
Other	18,000	11,000
Total Expenses	213,000	219,000

Income before interest, depreciation and noncontrolling interest	$199,000	$194,000

There were no significant changes in marina operations for the three months ended March 31, 2012 as compared to the same period in 2011.

Spa operations:

Below are summarized statements of income for Grove Isle spa operations for the three months ended March 31, 2012 and 2011. The Company owns 50% of the Grove Isle Spa with the other 50% owned by an affiliate of Grand Heritage, the tenant of the Grove Isle Resort:

Summarized statements of income of spa operations	Three months ended March 31, 2012	Three months ended March 31, 2011
Revenues:
Services provided	$104,000	$94,000
Membership and other	17,000	18,000
Total spa revenues	121,000	112,000

Expenses:
Cost of sales	21,000	18,000
Salaries, wages and related	38,000	32,000
Other operating expenses	58,000	44,000
Management and administrative fees	5,000	6,000
Other non-operating expenses	3,000	3,000
Total Expenses	125,000	103,000

(Loss) income before depreciation and noncontrolling interest	($4,000)	$9,000

Spa revenues for the three months ended March 31, 2012 as compared with the same period in 2011 increased by $9,000 (or 8%). This came at the expense of higher promotional costs which was the main reason Spa expenses for the three months ended March 31, 2012 as compared with the same period in 2011 increased by $22,000 (or 21%).

Net realized and unrealized gain from investments in marketable securities:

Net realized and unrealized gain from investments in marketable securities for the three months ended March 31, 2012 and 2011 was approximately $92,000 and $62,000, respectively. For further details refer to Note 4 to Condensed Consolidated Financial Statements (unaudited).

Net income from other investments:

Net income from other investments for the three months ended March 31, 2012 and 2011 was approximately $48,000 and $9,000, respectively. For further details refer to Note 5 to Condensed Consolidated Financial Statements (unaudited).

Realized loss from interest rate swap contract:

In conjunction with amendment of the Bayshore bank loan in March 2011 the interest rate swap contract liability was paid down by $198,400 (in the same proportion as the amount of the loan principal paid down). As a result, the Company reclassified a previously unrealized loss of $198,400 from accumulated other comprehensive income to realized loss on interest rate swap contract within the condensed consolidated statements of comprehensive income for the three months ended March 31, 2011. There was no realized loss from the interest rate swap contract for the three months ended March 31, 2012.

EXPENSES

Expenses for rental and other properties for the three months ended March 31, 2012 and 2011 were $115,000 and $182,000, respectively. This decrease of $67,000 (or 37%) was primarily due to decreased ground rent at the Monty’s property due to prior period rent adjustments.

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

Depreciation and amortization expense for the three months ended March 31, 2012 and 2011 were $223,000 and $381,000, respectively. This decrease of approximately $158,000 (or 41%) was primarily due to non-recurring amortization of loan costs associated with the Monty’s loan modification completed in March 2011.

Professional fees and expenses for the three months ended March 31, 2012 and 2011 were $46,000 and $87,000, respectively. This decrease of $41,000 (or 47%) was primarily due to lower legal expenses at the Monty’s property and lower professional fees at the corporate level.

Interest expense for the three months ended March 31, 2012 and 2011 were $220,000 and $252,000, respectively. This decrease of $32,000 (or 13%) was primarily due to lower outstanding loan balance as a result of the previously reported refinancing of the Monty’s property bank loan in March 2011.

EFFECT OF INFLATION:

Inflation affects the costs of operating and maintaining the Company’s investments. In addition, rentals under certain leases are based in part on the lessee’s sales and tend to increase with inflation, and certain leases provide for periodic adjustments according to changes in predetermined price indices.

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES

The Company’s material commitments primarily consist of maturities of debt obligations of approximately $6.2 million in 2012 and contributions committed to other investments of approximately $966,000 due upon demand. The funds necessary to meet these obligations are expected from the proceeds from the sales of properties or investments, bank construction loan, refinancing of existing bank loans, distributions from investments and available cash.

Included in the maturing debt obligations for 2012 is a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of approximately $3.2 million due on demand. The obligation due to TGIF will be paid with funds available from distributions from its investment in TGIF and from available cash.

MATERIAL COMPONENTS OF CASH FLOWS

For the three months ended March 31, 2012, net cash provided by operating activities was approximately $497,000. This was primarily from the Company’s rental operations cash flow.

For the three months ended March 31, 2012, net cash provided by investing activities was approximately $172,000. This consisted primarily of approximately $447,000 in net proceeds from sales of marketable securities and distributions from other investment of $107,000. These sources of funds were partially offset by purchases of marketable securities of $226,000, contributions to other investments of $73,000 and additions to fixed assets of $83,000.

For the three months ended March 31, 2012, net cash used in financing activities was approximately $114,000 consisting solely of loan principal repayments.

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

The Company was a co-defendant in two lawsuits in the circuit court in Miami Dade County Florida. These cases arose from claims by a condominium association and resident seeking a declaratory judgment regarding certain provisions of the declaration of condominium relating to the Grove Isle Club and the developer. The claim by the association has been dismissed as to all counts related to the Company; however the association has filed an appeal.  The Company believes that the claims are without merit and intends to vigorously defend its position. The ultimate outcome of this litigation cannot presently be determined. However, in management’s opinion the likelihood of a material adverse outcome is remote. Accordingly, adjustments, if any that might result from the resolution of this matter have not been reflected in the financial statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds: None

Item 3.	Defaults Upon Senior Securities: None.

Item 4.	Mine Safety Disclosures: None

Item 5.	Other Information: None

Item 6.	Exhibits:

(a) Certifications pursuant to 18 USC Section 1350-Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMG/COURTLAND PROPERTIES, INC.

/s/ Larry Rothstein
Dated: May 15, 2012	Larry Rothstein
President, Treasurer and Secretary
Principal Financial Officer

/s/ Carlos Camarotti
Dated: May 15, 2012	Carlos Camarotti
Vice President- Finance and Controller
Principal Accounting Officer

