Form 10-Q
period 2012-06-30
HMG COURTLAND PROPERTIES INC
filed 2012-08-14
CIK 311817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 1,010,426 Common shares were outstanding as of August 14, 2012.

HMG/COURTLAND PROPERTIES, INC.

Cautionary Statement. This Form 10-Q contains certain statements relating to future results of the Company that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions; interest rate fluctuation; competitive pricing pressures within the Company’s market; equity and fixed income market fluctuation; technological change; changes in law; changes in fiscal, monetary, regulatory and tax policies; monetary fluctuations as well as other risks and uncertainties detailed elsewhere in this Form 10-Q or from time-to-time in the filings of the Company with the Securities and Exchange Commission. Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(UNAUDITED)
ASSETS
Investment properties, net of accumulated depreciation:
Commercial properties	$6,979,876	$7,057,005
Hotel, club and spa facility	3,340,766	3,447,870
Marina properties	1,776,345	1,893,452
Land held for development	—	27,689
Total investment properties, net	12,096,987	12,426,016

Cash and cash equivalents	2,920,080	2,366,363
Investments in marketable securities	1,948,209	2,019,476
Other investments	3,657,328	3,745,327
Investment in affiliate	2,718,093	2,686,887
Loans, notes and other receivables	683,998	683,998
Notes and advances due from related parties	701,769	696,909
Deferred taxes	649,000	632,000
Goodwill	5,628,627	5,628,627
Other assets	582,921	710,227
TOTAL ASSETS	$31,587,012	$31,595,830

LIABILITIES
Mortgages and notes payable	$14,304,108	$14,531,833
Accounts payable, accrued expenses and other liabilities	582,207	740,618
Interest rate swap contract payable	2,059,000	1,975,000
TOTAL LIABILITIES	16,945,315	17,247,451

STOCKHOLDERS’ EQUITY
Excess common stock, $1 par value; 100,000 shares authorized: no shares issued	—	—
Common stock, $1 par value; 1,200,000 shares authorized and 1,023,955 issued	1,023,955	1,023,955
Additional paid-in capital	24,375,069	24,366,099
Less: Treasury stock at cost (13,529 shares as of June 30, 2012 and December 31, 2011)	(60,388)	(60,388)
Undistributed gains from sales of properties, net of losses	41,572,120	41,572,120
Undistributed losses from operations	(54,150,237)	(54,383,928)
Accumulated other comprehensive loss	(1,029,500)	(987,500)
Total stockholders’ equity	11,731,019	11,530,358
Non controlling interest	2,910,678	2,818,021
TOTAL EQUITY	14,641,697	14,348,379
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,587,012	$31,595,830

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011
REVENUES
Real estate rentals and related revenue	$486,762	$464,209	$961,950	$927,561
Food & beverage sales	1,610,845	1,607,675	3,356,837	3,295,691
Marina revenues	418,921	402,480	831,292	815,379
Spa revenues	119,240	97,678	240,263	209,797
Total revenues	2,635,768	2,572,042	5,390,342	5,248,428

EXPENSES
Operating expenses:
Rental and other properties	184,671	165,994	299,890	347,997
Food and beverage cost of sales	447,543	447,991	966,997	921,679
Food and beverage labor and related costs	359,662	340,129	725,716	685,631
Food and beverage other operating costs	556,507	526,091	1,077,685	1,063,951
Marina expenses	203,974	224,365	417,262	443,146
Spa expenses	125,537	107,078	250,067	209,898
Depreciation and amortization	222,277	236,448	445,768	617,742
Adviser’s base fee	255,000	255,000	510,000	510,000
General and administrative	99,729	78,916	190,508	172,959
Professional fees and expenses	79,896	109,204	125,568	196,330
Directors’ fees and expenses	18,750	21,306	43,500	45,306
Total operating expenses	2,553,546	2,512,522	5,052,961	5,214,639

Interest expense	220,282	218,461	440,783	470,650
Total expenses	2,773,828	2,730,983	5,493,744	5,685,289

Loss before other income (loss) and income taxes	(138,060)	(158,941)	(103,402)	(436,861)

Net realized and unrealized gains (losses) from investments in marketable securities	4,954	(30,978)	97,096	31,980
Net income from other investments	268,898	35,979	316,446	45,312
Realized loss on interest rate swap agreement	—	—	—	(198,400)
Other than temporary impairment losses from other investments	—	(86,707)	(27,666)	(86,707)
Interest, dividend and other income	34,644	30,134	68,871	126,022
Total other income (loss)	308,496	(51,572)	454,747	(81,793)

Income (loss) before income taxes	170,436	(210,513)	351,345	(518,654)

Benefit from for income taxes	(13,000)	(59,000)	(17,000)	(50,000)
Net income (loss)	183,436	(151,513)	368,345	(468,654)

Less: Net (income) loss attributable to noncontrolling interest in consolidated entities	(18,366)	(30,529)	(134,654)	80,481
Net income (loss) attributable to the Company	$165,070	$(182,042)	$233,691	$(388,173)

Other comprehensive income:
Unrealized (loss) gain on interest rate swap agreement	$(111,000)	$(89,500)	$(42,000)	$41,000
Total other comprehensive income	(111,000)	(89,500)	(42,000)	41,000

Comprehensive income (loss)	$54,070	$(271,542)	$191,691	$(347,173)

Net income (loss) Per Common Share:
Basic and diluted	$0.16	$(0.18)	$0.23	$(0.38)
Weighted average common shares outstanding-Basic and diluted	1,010,426	1,010,426	1,010,426	1,010,426

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to the Company	$233,691	$(388,173)
Adjustments to reconcile net income (loss) attributable to the Company to net cash provided by operating activities:
Depreciation and amortization	445,768	617,742
Non-employee stock compensation expense	8,970	—
Net income from other investments, excluding impairment losses	(316,446)	(45,312)
Other than temporary impairment losses from other investments	27,666	86,707
Net gain from investments in marketable securities	(97,096)	(31,980)
Realized loss on interest rate swap agreement	—	198,400
Net income (loss) attributable to non controlling interest	134,654	(80,481)
Deferred income tax benefit	(17,000)	(50,000)
Changes in assets and liabilities:
Other assets and other receivables	137,364	52,477
Accounts payable, accrued expenses and other liabilities	(158,411)	(43,084)
Total adjustments	165,469	704,469
Net cash provided by operating activities	399,160	316,296

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and improvements of properties	(126,796)	(163,057)
Increase in notes and advances from related parties	(4,860)	(4,759)
Distributions from other investments	494,931	119,222
Contributions to other investments	(168,548)	(118,963)
Net proceeds from sales and redemptions of securities	700,216	641,788
Purchase of marketable securities	(512,661)	(440,081)
Net cash provided by investing activities	382,282	34,150

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgages and notes payables	(227,725)	(2,599,997)
Partial settlement of interest rate swap contract	—	(198,400)
Withdrawals from restricted cash	—	2,379,947
Distributions to minority partners	—	(101,181)
Net cash used in financing activities	(227,725)	(519,631)

Net increase (decrease) in cash and cash equivalents	553,717	(169,185)

Cash and cash equivalents at beginning of the period	2,366,363	3,618,200

Cash and cash equivalents at end of the period	$2,920,080	$3,449,015

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$441,000	$471,000
Cash paid during the period for income taxes	$—	$—

See notes to the condensed consolidated financial statements
3

 HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report for the year ended December 31, 2011. The condensed consolidated balance sheet as of December 31, 2011 was derived from audited consolidated financial statements as of that date. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements include the accounts of HMG/Courtland Properties, Inc. (the “Company”) and entities in which the Company owns a majority voting interest or controlling financial interest. All material transactions and balances with consolidated and unconsolidated entities have been eliminated in consolidation or as required under the equity method.

2. RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

3. RESULTS OF OPERATIONS FOR MONTY’S RESTAURANT, MARINA AND OFFICE/RETAIL PROPERTY, COCONUT GROVE, FLORIDA

The Company, through two 50%-owned entities, Bayshore Landing, LLC (“Landing”) and Bayshore Rawbar, LLC (“Rawbar”), (collectively, “Bayshore”) owns a restaurant, office/retail and marina property located in Coconut Grove (Miami), Florida known as Monty’s (the “Monty’s Property”).

Summarized combined statements of income for Landing and Rawbar for the three and six months ended June 30, 2012 and 2011 are presented below (Note: the Company’s ownership percentage in these operations is 50%):

Summarized Combined statements of income Bayshore Landing, LLC and Bayshore Rawbar, LLC	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the six months ended June 30, 2012	For the six months ended June 30, 2011
Revenues:
Food and Beverage Sales	$1,611,000	$1,608,000	$3,357,000	$3,296,000
Marina dockage and related	281,000	271,000	554,000	557,000
Retail/mall rental and related	160,000	147,000	308,000	294,000
Total Revenues	2,052,000	2,026,000	4,219,000	4,147,000

Expenses:
Cost of food and beverage sold	448,000	448,000	967,000	922,000
Labor and related costs	310,000	292,000	627,000	590,000
Entertainers	50,000	48,000	99,000	96,000
Other food and beverage related costs	142,000	150,000	283,000	307,000
Other operating costs	34,000	28,000	83,000	70,000
Repairs and maintenance	113,000	108,000	190,000	214,000
Insurance	129,000	130,000	262,000	254,000
Management fees	80,000	76,000	137,000	160,000
Utilities	61,000	70,000	114,000	124,000
Ground rent	279,000	224,000	457,000	446,000
Interest	163,000	166,000	326,000	367,000
Depreciation and amortization	162,000	168,000	328,000	483,000
Realized loss on interest rate swap	—	—	—	198,000
Total Expenses	1,971,000	1,908,000	3,873,000	4,231,000

Net income (loss)	$81,000	$118,000	$346,000	$(84,000)

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

Net realized and unrealized gain (loss) from investments in marketable securities for the three and six months ended June 30, 2012 and 2011 is summarized below:

	Three months ended June 30,		Six months ended June 30,
Description	2012	2011	2012	2011
Net realized gain (loss) from sales of securities	$18,000	$(2,000)	$68,000	$78,000
Unrealized net (loss) gain in trading securities	(13,000)	(29,000)	29,000	(46,000)
Total net gain (loss) from investments in marketable securities	$5,000	$(31,000)	$97,000	$32,000

For the three and six months ended June 30, 2012, net unrealized (losses) gains from trading securities were ($13,000) and $29,000, respectively. This is compared to net unrealized (losses) of ($29,000) and ($46,000) for the three and six months ended June 30, 2011, respectively.

For the three months ended June 30, 2012, net realized gain from sales of marketable securities of approximately $18,000, and consisted of approximately $39,000 of gross gains net of $21,000 of gross losses. For the six months ended June 30, 2012 net realized gain from sales of marketable securities of approximately $68,000, and consisted of approximately $104,000 of gross gains net of $36,000 of gross losses.

For the three months ended June 30, 2011, net realized loss from sales of marketable securities of approximately $2,000, and consisted of approximately $10,000 of gross losses net of $8,000 of gross gains. For the six months ended June 30, 2011, net realized gain from sales of marketable securities of approximately $78,000, and consisted of approximately $103,000 of gross gains net of $25,000 of gross losses.

Investment gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s net earnings. However, the amount of investment gains or losses on marketable securities for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

5. OTHER INVESTMENTS

As of June 30, 2012, the Company’s portfolio of other investments had an aggregate carrying value of approximately $3.7 million. As of June 30, 2012, the Company has committed to fund approximately $871,000 as required by agreements with the investees. The carrying value of these investments is equal to contributions less distributions and loss valuation adjustments. During the six months ended June 30, 2012, the Company contributed a total of $168,000 in other investments. These contributions include one new investment in a medical technology related company for $51,000 which was fully funded in January 2012 and follow on contributions totaling $117,000 towards funding commitments in various other existing investments. Cash distributions received from other investments for the six months ended June 30, 2012 totaled approximately $494,000. These distributions include approximately $274,000 from real estate funds and $200,000 from funds investing in diversified businesses.

Net income from other investments for the three and six months ended June 30, 2012 and 2011, is summarized below (excluding other than temporary impairment loss):

	Three months ended June 30,		Six months ended June 30,
Description	2012	2011	2012	2011
Partnerships owning real estate and related	$255,000	$25,000	$255,000	$—
Partnerships owning diversified businesses	—	—	30,000	25,000
Income from investment in 49% owned affiliate (T.G.I.F. Texas, Inc.)	14,000	11,000	31,000	20,000
Total net income from other investments (excluding other than temporary impairment losses)	$269,000	$36,000	$316,000	$45,000

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2012 and December 31, 2011, aggregated by investment category and the length of time that investments have been in a continuous loss position:

	As of June 30, 2012
	Less than 12 Months		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$—	$—	$372,000	$(67,000)	$372,000	$(67,000)
Partnerships owning diversified businesses	—	—	298,000	(58,000)	298,000	(58,000)
Partnerships owning real estate and related investments	—	—	240,000	(51,000)	240,000	(51,000)
Total	$—	$—	$910,000	$(176,000)	$910,000	$(176,000)

	As of December 31, 2011
	Less than 12 Months		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$327,000	$(20,000)	$47,000	$(39,000)	$374,000	$(59,000)
Partnerships owning diversified businesses	—	—	228,000	(61,000)	228,000	(61,000)
Partnerships owning real estate and related investments	—	—	256,000	(56,000)	256,000	(56,000)
Total	$327,000	$(20,000)	$531,000	$(156,000)	$858,000	$(176,000)

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

In accordance with ASC Topic 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments as of March 31, 2012 the Company recorded a loss of approximately $28,000 from an investment in a partnership which operates and leases executive suites in Miami, Florida. The Company has funded $120,000 to date in this investment and the losses incurred were associated with the initial start up of the venture in 2010. In June 2011 the Company recognized an impairment loss of approximately $84,000 from this same investment. There were no OTTI impairment valuation adjustments for the three months ended June 30, 2012 and for the three months ended March 31, 2011.

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

As of June 30, 2012 the fair value of this hedge was an unrealized loss of approximately $2,059,000, as compared with an unrealized loss of $1,975,000 as of December 31, 2011 which resulted in an unrealized loss of $84,000 (or $42,000, net of noncontrolling interest) for the six months ended June 30, 2012. This amount has been recorded as other comprehensive income and will be reclassified to interest expense over the life of the contract.

The following tables present the required disclosures in accordance with ASC Topic 815-10:

Fair Values of Derivative Instruments:

	Liability Derivative

	June 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap contract	Liabilities	$2,059,000	Liabilities	$1,975,000
Total derivatives designated as hedging instruments under ASC Topic 815		$2,059,000		$1,975,000

The Effect of Derivative Instruments on the Statements of Comprehensive Income
for the Three and Six Months Ended June 30, 2012 and 2011:

The Effect of Derivative Instruments on the Statements of Comprehensive Income

Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)
	For the three Months ended	For the three Months ended	For the six Months ended	For the six Months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Interest rate swap contracts	$(111,000)	$(89,500)	$(42,000)	$41,000
Total	$(111,000)	$(89,500)	$(42,000)	$41,000

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC Topic 820, the Company measures cash equivalents, marketable securities, other investments and interest rate swap contract at fair value. Our cash equivalents, marketable securities and interest rate swap contract are classified within Level 1 or Level 2. This is because our cash equivalents, marketable securities and interest rate swap are valued using quoted market prices or alternative pricing sources and models utilizing observable market inputs. Our other investments are classified within Level 3 because they are valued using valuation models which use some inputs that are unobservable and supported by little or no market activity and are significant.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurement at reporting date using
	Total June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Time deposits	$54,353	—	$54,353	—
Money market mutual funds	1,561,821	$1,561,821	—	—
Marketable securities:
Corporate debt securities	942,914	—	942,914	—
Marketable equity securities	1,005,295	1,005,295	—	—
Total assets	$3,564,383	$2,567,116	$997,267	$—

Liabilities:
Interest rate swap contract	2,059,000	—	2,059,000	—
Total liabilities	$2,059,000	—	$2,059,000	—

	Fair value measurement at reporting date using
	Total December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Time deposits	$54,104	—	$54,104	—
Money market mutual funds	1,536,787	$1,536,787	—	—
Marketable securities:
Corporate debt securities	885,252	—	885,252	—
Marketable equity securities	1,134,224	1,134,224	—	—
Total assets	$3,610,367	$2,671,011	$939,356	$—

Liabilities:
Interest rate swap contract	1,975,000	—	1,975,000	—
Total liabilities	$1,975,000	—	$1,975,000	—

Assets measured at fair value on a nonrecurring basis are summarized below:

	Fair value measurement at reporting date using
	Total June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total losses for the three and six months ended
Description	2012	(Level 1)	(Level 2) (a)	(Level 3) (b)	6/30/2012
Assets:
Other investments by investment focus:
Technology & Communication	$512,562	$—	$512,562	$—	$—
Diversified businesses	1,388,989	—	1,388,989	—	—
Real estate and related	1,455,777	—	502,760	953,017	(27,666)
Other	300,000	—	—	300,000	—
	$3,657,328	$—	$2,404,311	$1,253,017	$(27,666)

Goodwill (Bayshore)	5,628,627			5,628,627
Total assets	$9,285,955	$—	$2,404,311	$6,881,644	$(27,666)

	Fair value measurement at reporting date using
	Total December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total losses for year ended
Description	2011	(Level 1)	(Level 2) (a)	(Level 3) (b)	12/31/2011
Assets:
Other investments by investment focus:
Technology & Communication	$477,646	$—	$477,646	$—	$(2,437)
Diversified businesses	1,444,521	—	1,444,521	—	—
Real estate and related	1,523,160	—	542,479	980,681	(84,270)
Other	300,000	—	—	300,000	—
	$3,745,327	$—	$2,464,646	$1,280,681	$(86,707)

Goodwill (Bayshore)	5,628,627			5,628,627	—
Total assets	$9,373,954	$—	$2,464,646	$6,909,308	$(86,707)

(a)	Other investments measured at fair value on a non-recurring basis include investments in certain entities that calculate net asset value per share (or its equivalent such as member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed, “NAV”). This class primarily consists of private equity funds that have varying investment focus. These investments can never be redeemed with the funds. Instead, the nature of the investments in this class is that distributions are received through the liquidation of the underlying assets of the fund. If these investments were held it is estimated that the underlying assets of the fund would be liquidated over 5 to 10 years. As of June 30, 2012, it is probable that all of the investments in this class will be sold at an amount different from the NAV of the Company’s ownership interest in partners’ capital. Therefore, the fair values of the investments in this class have been estimated using recent observable information such as audited financial statements and/or statements of partners’ capital obtained directly from investees on a quarterly or other regular basis. During the six months ended June 30, 2012, the Company made contributions totaling $168,000 in this type of other investments. These contributions include one new investment a medical technology related company for $51,000 which was fully funded in January 2012 and follow on contributions totaling $117,000 towards funding commitments in various other existing investments. As of June 30, 2012, the amount of the Company’s unfunded commitments related to the aforementioned investments is approximately $871,000.

(b)	Other investments above which are measured on a nonrecurring basis using Level 3 unobservable inputs consist of investments primarily in commercial real estate in Florida through private partnerships and two investments in the stock of private banks in Florida and Texas. The Company does not know when it will have the ability to redeem the investments and has categorized them as a Level 3 fair value measurement. The Level 3 real estate and related investments of approximately $1 million primarily consist of one investment in a commercial building located near the Company’s offices purchased in 2005. This investment is measured using primarily inputs provided by the managing member of the partnerships with whom the Company has done similar transactions in the past and is well known to management. The fair values of these real estate investments have been estimated using the net asset value of the Company’s ownership interest in partners’ capital. The investments in private bank stocks include a private bank and trust located in Coral Gables, Florida in the amount of $250,000 made in 2009, and a $50,000 investment in a bank located in El Campo, Texas made in 2010. The fair values of these bank stock investments have been estimated using the cost method less distributions received and other than temporary impairments. This investment is valued using inputs provided by the management of the banks.

The following table includes a roll-forward of the investments classified within level 3 of the fair value hierarchy for the six months ended June 30, 2012:

Level 3 Investments:
Balance at January 1, 2012	$1,300,000
Additional investment in limited partnership	—
Other than temporary impairment loss	(28,000)
Transfers from Level 2	—
Balance at June 30, 2012	$1,272,000

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

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net Revenues:
Real estate and marina rentals	$906,000	$867,000	$1,793,000	$1,743,000
Food and beverage sales	1,611,000	1,607,000	3,357,000	3,295,000
Spa revenues	119,000	98,000	240,000	210,000
Total net revenues	$2,636,000	$2,572,000	$5,390,000	$5,248,000

Income (loss) before income taxes:
Real estate and marina rentals	$285,000	$239,000	$562,000	$495,000
Food and beverage sales	38,000	56,000	124,000	114,000
Other investments and related income	(171,000)	(536,000)	(469,000)	(1,047,000)
Total net income (loss) attributable to the Company before income taxes	$152,000	$(241,000)	$217,000	$(438,000)

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2008, 2009, 2010 and 2011, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2012.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the consolidated financial statements as general and administrative expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2012, the Company reported net income of approximately $165,000 ($.16 per share) and $234,000 ($.23 per share), respectively. For the three and six months ended June 30, 2011, the Company reported a net loss of approximately $182,000 ($.18 per share) and $388,000 ($.38 per share), respectively.

Total revenues for the six months ended June 30, 2012 as compared with the same period in 2011, increased by approximately $142,000 or 3%. Total revenues for the three months ended June 30, 2012 as compared with the same period in 2011, increased by approximately $64,000 or 2%.

Total expenses for the six months ended June 30, 2012, as compared with the same periods in 2011, decreased by approximately $191,000 or 3%. Total expenses for the three months ended June 30, 2012, as compared with the same periods in 2011, increased by approximately $43,000 or 2%.

REVENUES

Rentals and related revenues for the three and six months ended June 30, 2012 as compared with the same period in 2011 increased by $23,000 (or 5%) and $34,000 (or 4%), respectively. This was primarily as a result of an inflation adjustment in rent due from the tenant at Grove Isle.

Restaurant operations:

Summarized statements of income for the Company’s Monty’s restaurant for the three and six months ended June 30, 2012 and 2011 is presented below:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2012	2011	2012	2011
Revenues:
Food and Beverage Sales	$1,611,000	$1,608,000	$3,357,000	$3,296,000

Expenses:
Cost of food and beverage sold	448,000	448,000	967,000	922,000
Labor and related costs	310,000	292,000	627,000	590,000
Entertainers	50,000	48,000	99,000	96,000
Other food and beverage direct costs	77,000	64,000	155,000	131,000
Other operating costs	65,000	86,000	128,000	176,000
Repairs and maintenance	72,000	35,000	119,000	80,000
Insurance	79,000	81,000	159,000	157,000
Management and accounting fees	35,000	26,000	70,000	64,000
Utilities	58,000	65,000	113,000	128,000
Rent (as allocated)	170,000	170,000	334,000	328,000
Total Expenses	1,364,000	1,315,000	2,771,000	2,672,000

Income before depreciation and non controlling interest	$247,000	$293,000	$586,000	$624,000

Amounts above are presented as a percentage of sales below:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2012	2011	2012	2011
Revenues:
Food and Beverage Sales	100%	100%	100%	100%

Expenses:
Cost of food and beverage sold	28%	28%	29%	28%
Labor and related costs	19%	18%	19%	18%
Entertainers	3%	3%	3%	3%
Other food and beverage direct costs	5%	4%	5%	4%
Other operating costs	4%	5%	4%	5%
Repairs and maintenance	4%	2%	3%	2%
Insurance	5%	5%	5%	5%
Management fees	2%	2%	2%	2%
Utilities	4%	4%	3%	4%
Rent (as allocated)	11%	11%	10%	10%
Total Expenses	85%	82%	83%	81%
Income before depreciation and non-controlling interest	15%	18%	17%	19%

For the six months ended June 30, 2012 as compared with the same period in 2011, restaurant sales increased by approximately $61,000 (2%), with food sales increasing by $57,000 (or 3%) and beverage sales increasing $4,000 (or less than 1%).

For the three months ended June 30, 2012 as compared with the same period in 2011, restaurant sales increased by $3,000 (less than 1%), with food sales increasing by $14,000 (1%) and beverage sales decreasing $11,000 (2%).

For the three and six months ended June 30, 2012 as compared with the same periods in 2011, total restaurant expenses increased by $49,000 (4%) and $99,000 (4%), respectively. This was primarily due to higher food costs and increased labor costs.

Marina operations:

Summarized and combined statements of income for marina operations for the three and six months ended June 30, 2012 and 2011: (The Company owns 50% of the Monty’s marina and 95% of the Grove Isle marina)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2012	2011	2012	2011
Marina Revenues:
Monty’s dockage fees and related income	$293,000	$290,000	$579,000	$591,000
Grove Isle marina slip owners dues and dockage fees	126,000	113,000	252,000	224,000
Total marina revenues	419,000	403,000	831,000	815,000

Marina Expenses:
Labor and related costs	66,000	60,000	130,000	131,000
Insurance	21,000	21,000	47,000	43,000
Management fees	18,000	18,000	36,000	36,000
Utilities, net of tenant reimbursement	(11,000)	(2,000)	(21,000)	(18,000)
Rent and bay bottom lease expense	56,000	54,000	110,000	110,000
Repairs and maintenance	24,000	54,000	57,000	95,000
Other	30,000	19,000	58,000	46,000
Total marina expenses	204,000	224,000	417,000	443,000

Income before depreciation and non controlling interest	$215,000	$179,000	$414,000	$372,000

Total marina revenues for the three and six months ended June 30, 2012 as compared to the same periods in 2011 increased by $16,000 (or 4%) and $16,000 (or 2%). This was primarily due to a rate increased in the Grove Isle Marina slip owner’s dues.

Total marina expenses for the three and six months ended June 30, 2012 as compared to the same periods in 2011 decreased by $20,000 (or 9%) and $26,000 (or 6%). This was primarily due to decreased repairs and maintenance expense at the Monty’s marina.

Spa operations:

Below are summarized statements of income for Grove Spa operations for the three and six months ended June 30, 2012 and 2011. The Company owns 50% of the Grove Isle Spa with the other 50% owned by an affiliate of Grand Heritage, the tenant of the Grove Isle Resort:

Summarized statements of income of spa operations	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Revenues:
Services provided	$97,000	$78,000	$201,000	$172,000
Membership and other	22,000	20,000	39,000	38,000
Total spa revenues	119,000	98,000	240,000	210,000
Expenses:
Cost of sales (commissions and other)	23,000	16,000	44,000	34,000
Salaries, wages and related	39,000	33,000	77,000	65,000
Other operating expenses	54,000	47,000	112,000	91,000
Management and administrative fees	3,000	5,000	8,000	11,000
Other non-operating expenses	6,000	6,000	9,000	9,000
Total Expenses	125,000	107,000	250,000	210,000

Income (loss) before interest, depreciation and non-controlling interest	$(6,000)	$(9,000)	$(10,000)	$-0-

Spa revenues for the three and six months ended June 30, 2012 as compared with the same period in 2011 increased by $21,000 (or 22%) and $30,000 (or 14%), respectively. This came at the expense of higher promotional costs which was the main reason Spa expenses for the three and six months ended June 30, 2012 as compared with the same period in 2011 increased by $18,000 (or 17%) and $40,000 (or 19%).

Net realized and unrealized gain (loss) from investments in marketable securities:

Net realized and unrealized gain from investments in marketable securities for the three and six months ended June 30, 2012 was approximately $5,000 and $97,000, respectively. This is as compared to net realized and unrealized (loss) gain from investments in marketable securities for the three and six months ended June 30, 2011 of approximately ($30,000) and $32,000, respectively. For further details refer to Note 4 to Condensed Consolidated Financial Statements (unaudited).

Net income from other investments:

Net income from other investments for the three and six months ended June 30, 2012 was approximately $269,000 and $316,000, respectively. This is as compared to net income from other investments for the three and six months ended June 30, 2011 of $36,000 and $45,000, respectively. For further details refer to Note 5 to Condensed Consolidated Financial Statements (unaudited).

Realized loss from interest rate swap contract:

In conjunction with amendment of the Bayshore bank loan in March 2011 the interest rate swap contract liability was paid down by $198,400 (in the same proportion as the amount of the loan principal paid down). As a result, the Company reclassified a previously unrealized loss of $198,400 from accumulated other comprehensive income to realized loss on interest rate swap contract within the condensed consolidated statements of comprehensive income for the three months ended March 31, 2011. There was no realized loss from the interest rate swap contract for the three and six months ended June 30, 2012.

Interest, dividend and other income:

Interest, dividend and other income for the six months ended June 30, 2012 was approximately $69,000, as compared to income of approximately $126,000 for the six months ended June 30, 2011. This decrease of $57,000 (or 45%) was primarily due to a decrease of service related income from Courtland Houston of $50,000.

EXPENSES

Expenses for rental and other properties for the three and six months ended June 30, 2012 were $185,000 and $300,000, respectively. This is as compared to the same expenses of approximately $166,000 and $348,000 for the three and six months ended June 30, 2011. The increase in the three month comparable periods of $19,000 (or 11%) was due to increased rent expense from adjustments to Monty’s rent due to the City of Miami which the Company is contesting. The decrease in the six month comparable periods of $48,000 (or 14%) was primarily due to decreased repairs and maintenance expenses.

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

Depreciation and amortization expense for the three and six months ended June 30, 2012 compared to the same periods in 2011 decreased by $14,000 (or 6%) and $172,000 (or 28%), respectively. The decrease in the six month comparable periods was primarily due to the non-recurring amortization of loan costs associated with the Monty’s loan modification completed in March 2011.

General and administrative expense for the three and six months ended June 30, 2012 compared to the same periods in 2011 increased by approximately $21,000 (or 26%) and $17,000 (or 10%), respectively. This was primarily due to the abandonment and write off of land held for development with a cost basis of $28,000.

Professional fees and expenses for the three and six months ended June 30, 2012 compared to the same periods in 2011 decreased by $29,000 (or 27%) and $70,000 (or 36%), respectively. These changes were primarily due to lower legal costs relating to ongoing Grove Isle litigation.

EFFECT OF INFLATION:

Inflation affects the costs of operating and maintaining the Company’s investments. In addition, rentals under certain leases are based in part on the lessee’s sales and tend to increase with inflation, and certain leases provide for periodic adjustments according to changes in predetermined price indices.

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES

The Company’s material commitments primarily consist of maturities of debt obligations of approximately $3.4 million in 2012 and contributions committed to other investments of approximately $871,000 due upon demand. The funds necessary to meet these obligations are expected to come from the proceeds from the sales of properties or investments, bank loans, refinancing of existing bank loans, distributions from investments and available cash.

In June 2012 the Company renewed and modified the existing bank mortgage note payable on the Grove Isle property with the same lender. The renewal and modification extends the maturity date to June 30, 2016 and calls for the same monthly principal payments of $10,000 plus interest calculated at the one-month LIBOR rate plus 3% with an interest rate floor 4.5%.

Included in the maturing debt obligations for 2012 is a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of approximately $3.2 million due on demand. The obligation due to TGIF will be paid with funds available from distributions from its investment in TGIF and from available cash.

MATERIAL COMPONENTS OF CASH FLOWS

For the six months ended June 30, 2012, net cash provided by operating activities was approximately $399,000. This was primarily from the cash flow provided by the Company’s rental operations.

For the six months ended June 30, 2012, net cash provided by investing activities was approximately $382,000. This consisted primarily of approximately $700,000 in net proceeds from sales of marketable securities and distributions from other investment of $495,000. These sources of funds were partially offset by purchases of marketable securities of $513,000, contributions to other investments of $169,000 and additions to fixed assets of $127,000.

For the six months ended June 30, 2012, net cash used in financing activities was approximately $228,000 consisting solely of loan principal repayments.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company was a co-defendant in two lawsuits in the circuit court in Miami Dade County Florida. These cases arose from claims by a condominium association and resident seeking a declaratory judgment regarding certain provisions of the declaration of condominium relating to the Grove Isle Club and the developer. The claim by the association has been dismissed as to all counts related to the Company; however the association has filed an appeal. The Company believes that the claims are without merit and intends to vigorously defend its position. The ultimate outcome of this litigation cannot presently be determined. However, in management’s opinion the likelihood of a material adverse outcome is remote. Accordingly, adjustments, if any that might result from the resolution of this matter have not been reflected in the consolidated financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: None

Item 3. Defaults Upon Senior Securities: None.

Item 4. Mine Safety Disclosures: Not applicable

Item 5. Other Information: None

Item 6. Exhibits:

(a)	Certifications pursuant to 18 USC Section 1350-Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMG/COURTLAND PROPERTIES, INC.

Dated: August 14, 2012	/s/ Larry Rothstein
President, Treasurer and Secretary
Principal Financial Officer

Dated: August 14, 2012	/s/Carlos Camarotti
Vice President- Finance and Controller
Principal Accounting Officer

