Form 10-Q
period 2012-09-30
HMG COURTLAND PROPERTIES INC
filed 2012-11-14
CIK 311817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Quarterly period ended September 30, 2012

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to

Commission file number_________1-7865

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
992,326 Common shares were outstanding as of November 14, 2012.

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

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
ASSETS	(UNAUDITED)
Investment properties, net of accumulated depreciation:
Commercial properties	$6,976,674	$7,057,005
Hotel, club and spa facility	3,287,216	3,447,870
Marina properties	1,719,571	1,893,452
Land held for development	-	27,689
Total investment properties, net	11,983,461	12,426,016

Cash and cash equivalents	2,637,520	2,366,363
Investments in marketable securities	1,903,681	2,019,476
Other investments	3,691,087	3,745,327
Investment in affiliate	2,730,735	2,686,887
Loans, notes and other receivables	735,304	683,998
Notes and advances due from related parties	705,614	696,909
Deferred taxes	629,000	632,000
Goodwill	5,628,627	5,628,627
Other assets	604,109	710,227
TOTAL ASSETS	$31,249,138	$31,595,830

LIABILITIES
Mortgages and notes payable	$14,114,747	$14,531,833
Accounts payable, accrued expenses and other liabilities	665,675	740,618
Interest rate swap contract payable	2,066,000	1,975,000
TOTAL LIABILITIES	16,846,422	17,247,451

STOCKHOLDERS' EQUITY
Excess common stock, $1 par value; 100,000 shares authorized: no shares issued	-	-
Common stock, $1 par value; 1,200,000 shares authorized and 992,326 issued	992,326	1,023,955
Additional paid-in capital	24,238,575	24,366,099
Less: Treasury stock at cost (13,529 as of December 31, 2011)	-	(60,388)
Undistributed gains from sales of properties, net of losses	41,572,120	41,572,120
Undistributed losses from operations	(54,244,646)	(54,383,928)
Accumulated other comprehensive loss	(1,033,000)	(987,500)
Total stockholders' equity	11,525,375	11,530,358
Non controlling interest	2,877,341	2,818,021
TOTAL EQUITY	14,402,716	14,348,379
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,249,138	$31,595,830

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
REVENUES	2012	2011	2012	2011
Real estate rentals and related revenue	$500,760	$475,230	$1,462,710	$1,402,791
Food & beverage sales	1,271,635	1,218,886	4,628,472	4,514,577
Marina revenues	407,686	384,640	1,238,978	1,200,019
Spa revenues	110,324	211,226	350,587	421,023
Total revenues	2,290,405	2,289,982	7,680,747	7,538,410

EXPENSES
Operating expenses:
Rental and other properties	178,861	211,684	478,751	559,681
Food and beverage cost of sales	357,382	344,710	1,324,379	1,266,389
Food and beverage labor and related costs	334,066	304,758	1,059,782	990,389
Food and beverage other operating costs	463,826	474,202	1,541,511	1,538,153
Marina expenses	223,310	212,670	640,572	655,816
Spa expenses	95,877	204,238	345,944	414,136
Depreciation and amortization	222,843	237,079	668,611	854,821
Adviser's base fee	255,000	255,000	765,000	765,000
General and administrative	83,747	117,293	274,255	290,252
Professional fees and expenses	46,721	108,871	172,289	305,201
Direc tors' fees and expenses	25,649	25,285	69,149	70,591
Total operating expenses	2,287,282	2,495,790	7,340,243	7,710,429

Interest expense	215,843	216,837	656,626	687,487
Total expenses	2,503,125	2,712,627	7,996,869	8,397,916

Loss before other income (loss) and income taxes	(212,720)	(422,645)	(316,122)	(859,506)

Net realized and unrealized gains (losses) from investments in marketable securities	44,826	(173,206)	141,922	(141,226)
Net income from other investments	20,247	10,189	336,693	55,502
Realized loss on interest rate swap agreement	-	-	-	(198,400)
Other than temporary impairment losses from other investments	-	-	(27,666)	(86,707)
Interest, dividend and other income	43,404	34,346	112,275	160,368
Total other income (loss)	108,477	(128,671)	563,224	(210,463)

(Loss) income before income taxes	(104,243)	(551,316)	247,102	(1,069,969)

Provision for (benefit from) income taxes	20,000	(230,000)	3,000	(280,000)
Net (loss) income	(124,243)	(321,316)	244,102	(789,969)

Less: Net loss (income) attributable to noncontrolling interest in consolidated entities	29,834	91,283	(104,820)	171,764
Net (loss) income attributable to the Company	$(94,409)	$(230,033)	$139,282	$(618,205)

Other comprehensive loss:
Unrealized loss on interest rate swap agreement	$(3,500)	$(298,000)	$(45,500)	$(257,000)
Total other comprehensive loss	(3,500)	(298,000)	(45,500)	(257,000)

Comprehensive (loss) income	$(97,909)	$(528,033)	$93,782	$(875,205)
Net (loss) income Per Common Share:
Basic and diluted	$(0.09)	$(0.23)	$0.14	$(0.61)
Weighted average common shares outstanding-Basic and diluted	1,010,108	1,010,426	1,008,492	1,010,426

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to the Company	$139,282	$(618,205)
Adjustments to reconcile net income (loss) attributable to the Company to net cash provided by operating activities:
Depreciation and amortization	668,611	854,821
Non-employee stock compensation expense	13,455	48,646
Net income from other investments, excluding impairment losses	(336,693)	(55,502)
Other than temporary impairment losses from other investments	27,666	86,707
Net (gain) loss from investments in marketable securities	(141,922)	141,226
Realized loss on interest rate swap agreement	-	198,400
Net income (loss) attributable to non controlling interest	104,820	(171,764)
Deferred income tax expense (benefit)	3,000	(280,000)
Changes in assets and liabilities:
Other assets and other receivables	56,646	(52,758)
Accounts payable, accrued expenses and other liabilities	(74,947)	(104,467)
Total adjustments	320,636	665,309
Net cash provided by operating activities	459,918	47,104

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and improvements of properties	(227,889)	(170,196)
Increase in notes and advances from related parties	(8,705)	(7,246)
Distributions from other investments	527,557	168,794
Contributions to other investments	(227,327)	(174,713)
Net proceeds from sales and redemptions of securities	971,374	1,165,181
Purchase of marketable securities	(694,465)	(1,099,976)
Net cash provided by (used in) investing activities	340,545	(118,156)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgages and notes payables	(417,086)	(2,710,884)
Partial settlement of interest rate swap contract	-	(198,400)
Withdrawals from restricted cash	-	2,379,947
Distributions to minority partners	-	(101,181)
Purchase treasury stock	(112,220)	-
Net cash used in financing activities	(529,306)	(630,518)

Net increase (decrease) in cash and cash equivalents	271,157	(701,570)

Cash and cash equivalents at beginning of the period	2,366,363	3,618,200

Cash and cash equivalents at end of the period	$2,637,520	$2,916,630

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$657,000	$687,000
Cash paid during the period for income taxes	$-	$-

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented.  Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2011.  The condensed consolidated balance sheet as of December 31, 2011 was derived from audited consolidated financial statements as of that date. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements include the accounts of HMG/Courtland Properties, Inc. (the "Company") and entities in which the Company owns a majority voting interest or controlling financial interest. All material transactions and balances with consolidated and unconsolidated entities have been eliminated in consolidation or as required under the equity method.

2. RECENT ACCOUNTING PRONOUNCEMENTS
Refer to the consolidated financial statements and footnotes thereto included in the HMG/Courtland Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 2011 for recent accounting pronouncements.  The Company does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

 3.   RESULTS OF OPERATIONS FOR MONTY’S RESTAURANT, MARINA AND OFFICE/RETAIL PROPERTY, COCONUT GROVE, FLORIDA
The Company, through two 50%-owned entities, Bayshore Landing, LLC (“Landing”) and Bayshore Rawbar, LLC (“Rawbar”), (collectively, “Bayshore”) owns a restaurant, office/retail and marina property located in Coconut Grove (Miami), Florida known as Monty’s (the “Monty’s Property”).

Summarized combined statements of income for Landing and Rawbar for the three and nine months ended September 30, 2012 and 2011 are presented below (Note: the Company’s ownership percentage in these operations is 50%):

Summarized Combined statements of income Bayshore Landing, LLC and Bayshore Rawbar, LLC	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011

Revenues:
Food and Beverage Sales	$1,272,000	$1,219,000	$4,628,000	$4,515,000
Marina dockage and related	268,000	243,000	822,000	800,000
Retail/mall rental and related	174,000	158,000	483,000	452,000
Total Revenues	1,714,000	1,620,000	5,933,000	5,767,000

Expenses:
Cost of food and beverage sold	357,000	344,000	1,324,000	1,266,000
Labor and related costs	284,000	255,000	911,000	845,000
Entertainers	50,000	49,000	149,000	145,000
Other food and beverage related costs	117,000	113,000	400,000	420,000
Other operating costs	40,000	71,000	123,000	141,000
Repairs and maintenance	106,000	76,000	296,000	290,000
Insurance	115,000	150,000	377,000	404,000
Management fees	64,000	93,000	201,000	253,000
Utilities	71,000	71,000	185,000	195,000
Ground rent	219,000	220,000	676,000	666,000
Interest	161,000	166,000	487,000	533,000
Depreciation and amortization	164,000	167,000	492,000	650,000
Realized loss on interest rate swap	-	-	-	198,000
Total Expenses	1,748,000	1,775,000	5,621,000	6,006,000
Net (loss) income	$(34,000)	$(155,000)	$312,000	$(239,000)

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

Net realized and unrealized gain (loss) from investments in marketable securities for the three and nine months ended September 30, 2012 and 2011 is summarized below:

	Three months ended September 30,		Nine months ended September 30,
Description	2012	2011	2012	2011
Net realized (loss) gain from sales of securities	$(12,000)	$36,000	$55,000	$115,000
Unrealized net gain (loss) in trading securities	57,000	(209,000)	87,000	(256,000)
Total net gain (loss) from investments in marketable securities	$45,000	$(173,000)	$142,000	$(141,000)

For the three and nine months ended September 30, 2012, net unrealized gains from trading securities were $57,000 and $87,000, respectively. This is compared to net unrealized losses of $209,000 and $256,000 for the three and nine months ended September 30, 2011, respectively.

For the three months ended September 30, 2012, net realized loss from sales of marketable securities of approximately $12,000 consisted of $35,000 of gross losses net of $23,000 of gross gains. For the nine months ended September 30, 2012 net realized gain from sales of marketable securities of approximately $55,000 consisted of $126,000 of gross gains net of $71,000 of gross losses.

For the three months ended September 30, 2011 net realized gain from sales of marketable securities of approximately $36,000 consisted of $65,000 of gross gains net of $29,000 of gross losses. For the nine months ended September 30, 2011 net realized gain from sales of marketable securities of approximately $115,000 consisted of $169,000 of gross gains net of $54,000 of gross losses.

Investment gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net earnings. However, the amount of investment gains or losses on marketable securities for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

5.   OTHER INVESTMENTS
As of September 30, 2012, the Company’s portfolio of other investments had an aggregate carrying value of approximately $3.7 million.  As of September 30, 2012, the Company has committed to fund approximately $812,000 as required by agreements with the investees.  The carrying value of these investments is equal to contributions less distributions and loss valuation adjustments.  During the nine months ended September 30, 2012, the Company contributed a total of $227,000 in other investments.  These contributions include one new investment in a medical technology related company for $51,000 which was fully funded in January 2012 and follow on contributions totaling $176,000 towards funding commitments in various other existing investments. Cash distributions received from other investments for the nine months ended September 30, 2012 totaled approximately $528,000, including $274,000 from real estate funds, $234,000 from funds investing in diversified businesses and $20,000 from investments in technology related partnerships.

Net income from other investments for the three and nine months ended September 30, 2012 and 2011, is summarized below (excluding other than temporary impairment loss):

	Three months ended September 30,		Nine months ended September 30,
Description	2012	2011	2012	2011
Partnerships owning diversified businesses	$7,000	$-	$38,000	$25,000
Partnerships owning real estate and related investments	-	-	255,000	-
Partnerships owning technology related businesses		1,000		1,000
Income from investment in 49% owned affiliate (T.G.I.F. Texas, Inc.)	13,000	9,000	44,000	30,000
Total net income from other investments (excluding other than temporary impairment losses)	$20,000	$10,000	$337,000	$56,000

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2012 and December 31, 2011, aggregated by investment category and the length of time that investments have been in a continuous loss position:

	As of September 30, 2012
	Less than 12 Months		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$11,000	$(13,000)	$371,000	$(67,000)	$382,000	$(80,000)
Partnerships owning diversified businesses	-	-	213,000	(37,000)	213,000	(37,000)
Partnerships owning real estate and related investments	-	-	241,000	(51,000)	241,000	(51,000)
Total	$11,000	$(13,000)	$825,000	$(155,000)	$836,000	$(168,000)

	As of December 31, 2011
	Less than 12 Months		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$327,000	$(20,000)	$47,000	$(39,000)	$374,000	$(59,000)
Partnerships owning diversified businesses	-	-	228,000	(61,000)	228,000	(61,000)
Partnerships owning real estate and related investments	-	-	256,000	(56,000)	256,000	(56,000)
Total	$327,000	$(20,000)	$531,000	$(156,000)	$858,000	$(176,000)

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

In accordance with ASC Topic 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments, the Company recorded a loss of approximately $28,000 from an investment in a partnership which operates and leases executive suites in Miami, Florida during the three and six months ended June 30, 2012. The Company has funded $120,000 to date in this investment and the losses incurred were associated with the initial start up of the venture in 2010. In June 2011 the Company recognized an impairment loss of approximately $84,000 from this same investment. There were no OTTI impairment valuation adjustments for the three months ended September 30, 2012.

 6. INTEREST RATE SWAP CONTRACT
The Company is exposed to interest rate risk through its borrowing activities.  In order to minimize the effect of changes in interest rates, the Company has entered into an interest rate swap contract under which the Company agrees to pay an amount equal to a specified rate of 7.57% times a notional principal amount approximating the outstanding loan balance, and to receive in return an amount equal to 2.45% plus the one-month LIBOR Rate times the same notional amount.  The Company designated this interest rate swap contract as a cash flow hedge.

As of September 30, 2012 the fair value of this hedge was an unrealized loss of approximately $2,066,000, as compared to an unrealized loss of $1,975,000 as of December 31, 2011 which resulted in an unrealized loss of $91,000 (or $45,500, net of non-controlling interest) for the nine months ended September 30, 2012.  This amount has been recorded as other comprehensive income and will be reclassified to interest expense over the life of the contract.

The following tables present the required disclosures in accordance with ASC Topic 815-10:

Fair Values of Derivative Instruments:

	Liability Derivative
	September 30, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap contract	Liabilities	$2,066,000	Liabilities	$1,975,000
Total derivatives designated as hedging instruments under ASC Topic 815		$2,066,000		$1,975,000

The Effect of Derivative Instruments on the Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2012 and 2011:

The Effect of Derivative Instruments on the Statements of Comprehensive Income

Recognized in OCI on Derivative
(Effective Portion)
	For the three	For the three Months	For the nine Months	For the nine Months
	Months ended	ended	ended	ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Interest rate swap contracts	$(3,500)	$(298,000)	$(45,500)	$(257,000)
Total	$(3,500)	$(298,000)	$(45,500)	$(257,000)

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurement at reporting date using
	Total	Quoted Prices in Active	Significant Other	Significant
	September 30,	Markets for Identical Assets	Observable Inputs	Unobservable Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Time deposits	$54,000	-	$54,000	-
Money market mutual funds	1,512,000	$1,512,000	-	-
Marketable securities:
Corporate debt securities	758,000	-	758,000	-
Marketable equity securities	1,146,000	1,146,000	-	-
Total assets	$3,470,000	$2,658,000	$812,000	$-

Liabilities:
Interest rate swap contract	2,066,000	-	2,066,000	-
Total liabilities	$2,066,000	-	$2,066,000	-

	Fair value measurement at reporting date using
	Total	Quoted Prices in Active	Significant Other	Significant
	December 31,	Markets for Identical Assets	Observable Inputs	Unobservable Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Time deposits	$54,000	-	$54,000	-
Money market mutual funds	1,537,000	$1,537,000	-	-
Marketable securities:
Corporate debt securities	885,000	-	885,000	-
Marketable equity securities	1,134,000	1,134,000	-	-
Total assets	$3,610,000	$2,671,000	$939,000	$-

Liabilities:
Interest rate swap contract	1,975,000	-	1,975,000	-
Total liabilities	$1,975,000	-	$1,975,000	-

Assets measured at fair value on a nonrecurring basis are summarized below:

	Fair value measurement at reporting date using				Total losses
	Total	Quoted Prices in Active	Significant Other	Significant	for the three and nine
	September 30,	Markets for Identical Assets	Observable Inputs	Unobservable Inputs	months ended
Description	2012	(Level 1)	(Level 2) (a)	(Level 3) (b)	9/30/2012
Assets:
Other investments by investment focus:
Technology & Communication	$518,000	$-	$518,000	$-	$-
Diversified businesses	1,409,000	-	1,409,000	-	-
Real estate and related	1,464,000	-	511,000	953,000	(28,000)
Other	300,000	-	—	300,000	-
	$3,691,000	$-	$2,438,000	$1,253,000	$(28,000)

Goodwill (Bayshore)	5,629,000			5,629,000
Total assets	$9,320,000	$-	$2,438,000	$6,882,000	$(28,000)

	Fair value measurement at reporting date using				Total
	Total	Quoted Prices in Active	Significant Other	Significant	losses for
	December 31,	Markets for Identical Assets	Observable Inputs	Unobservable Inputs	year ended
Description	2011	(Level 1)	(Level 2) (a)	(Level 3) (b)	12/31/2011
Assets:
Other investments by investment focus:
Technology & Communication	$478,000	$-	$478,000	$-	$(2,000)
Diversified businesses	1,445,000	-	1,445,000	-	-
Real estate and related	1,523,000	-	542,000	981,000	(84,000)
Other	300,000	-	—	300,000	-
	$3,746,000	$-	$2,465,000	$1,281,000	$(86,000)

Goodwill (Bayshore)	5,629,000		-	5,629,000
Total assets	$9,375,000	$-	$2,465,000	$6,910,000	$(86,000)

(a)
Other investments measured at fair value on a non-recurring basis include investments in certain entities that calculate net asset value per share (or its equivalent such as member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed, “NAV”).  This class primarily consists of private equity funds that have varying investment focus.  These investments can never be redeemed with the funds. Instead, the nature of the investments in this class is that distributions are received through the liquidation of the underlying assets of the fund.  If these investments were held it is estimated that the underlying assets of the fund would be liquidated over 5 to 10 years.  As of September 30, 2012, it is probable that all of the investments in this class will be sold at an amount different from the NAV of the Company’s ownership interest in partners’ capital.  Therefore, the fair values of the investments in this class have been estimated using recent observable information such as audited financial statements and/or statements of partners’ capital obtained directly from investees on a quarterly or other regular basis. During the nine months ended September 30, 2012, the Company made contributions totaling $227,000 in this type of investment.  These contributions include one new investment in a medical technology related company for $51,000 which was fully funded in January 2012 and follow on contributions totaling $176,000 towards funding commitments in various other existing investments. As of September 30, 2012, the amount of the Company’s unfunded commitments related to the aforementioned investments is approximately $812,000.

(b)
Other investments above which are measured on a nonrecurring basis using Level 3 unobservable inputs consist of investments primarily in commercial real estate in Florida through private partnerships and two investments in the stock of private banks in Florida and Texas.  The Company does not know when it will have the ability to redeem the investments and has categorized them as a Level 3 fair value measurement.  The Level 3 real estate and related investments of approximately $953,000 include one investment in a commercial building located near the Company’s offices purchased in 2005 with a carrying value as of September 30, 2012 of $724,000.  These investments are measured using primarily inputs provided by the managing member of the partnerships with whom the Company has done similar transactions in the past and is well known to management.  The fair values of these real estate investments have been estimated using the net asset value of the Company’s ownership interest in partners’ capital. The investments in private bank stocks include a private bank and trust located in Coral Gables, Florida in the amount of $250,000 made in 2009, and a $50,000 investment in a bank located in El Campo, Texas made in 2010. The fair values of these bank stock investments have been estimated using the cost method less distributions received and other than temporary impairments. This investment is valued using inputs provided by the management of the banks.

The following table includes a roll-forward of the investments classified within level 3 of the fair value hierarchy for the nine months ended September 30, 2012:

Level 3 Investments:
Balance at January 1, 2012	$1,281,000
Additional investment in limited partnership	-
Other than temporary impairment loss	(28,000)
Transfers from Level 2	-
Balance at September 30, 2012	$1,253,000

8.  SEGMENT INFORMATION
The Company has three reportable segments: Real estate rentals; Food and Beverage sales; and Other investments and related income.  The real estate and related segment primarily includes the leasing of its Grove Isle property, marina dock rentals at both Monty’s and Grove Isle marinas, and the leasing of office and retail space at its Monty’s property.  The Food and Beverage sales segment consists of the Monty’s restaurant operation.  Lastly, the other investment and related income segment includes all of the Company’s other investments, marketable securities, loans, notes and other receivables and the Grove Isle spa operations which each individually do not meet the criteria as a reportable segment.

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net Revenues:
Real estate and marina rentals	$908,000	$860,000	$2,702,000	$2,603,000
Food and beverage sales	1,272,000	1,219,000	4,628,000	4,515,000
Spa revenues	110,000	211,000	350,000	421,000
Total net revenues	$2,290,000	$2,290,000	$7,680,000	$7,539,000

Income (loss) before income taxes:
Real estate and marina rentals	$267,000	$235,000	$829,000	$729,000
Food and beverage sales	(26,000)	(42,000)	98,000	72,000
Other investments and related income	(315,000)	(653,000)	(785,000)	(1,699,000)
Total net (loss) income attributable to the Company before income taxes	$(74,000)	$(460,000)	$142,000	$(898,000)

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2008, 2009, 2010 and 2011, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2012.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the consolidated financial statements as general and administrative expense.

10. COMMON STOCK
During September 2012, we repurchased 18,100 shares of our common stock under a stock repurchase program approved by our Board of Directors in November 2008.  The cost of the shares was $112,200.  These shares plus 13,529 previously-acquired shares - representing the entire balance of unretired treasury shares - were retired during the three months ended September 30, 2012.  The par value of the retired shares was charged to common stock, with the excess of the purchase price over par value charged to additional paid-in capital.

Item 2.          Management's Discussion and Analysis of
                      Financial Condition and Results of Operations

RESULTS OF OPERATIONS
For the three months ended September 30, 2012 and 2011, the Company reported net losses of approximately $94,000 ($.09 per share) and $230,000 ($.23 per share), respectively.  For the nine months ended September 30, 2012 and 2011, the Company reported net income of approximately $139,000 ($.14 per share) and a net loss of $618,000 ($.61 per share), respectively.

Total revenues for the nine months ended September 30, 2012 as compared with the same period in 2011, increased by approximately $142,000 or 2%.  Total revenues for the three months ended September 30, 2012 as compared with the same period in 2011 remained essentially unchanged.

Total expenses for the nine months ended September 30, 2012, as compared with the same period in 2011, decreased by approximately $401,000 or 5%.  Total expenses for the three months ended September 30, 2012, as compared with the same period in 2011, decreased by approximately $210,000 or 8%.

REVENUES
Rentals and related revenues for the three and nine months ended September 30, 2012 as compared with the same period in 2011 increased by $26,000 (5%) and $60,000 (4%), respectively.  This was primarily as a result of increased rental income from tenants at the Monty’s Property and also due to annual inflation adjustment in rent due from the tenant at Grove Isle.

Restaurant operations:
Summarized statements of income for the Company’s Monty’s restaurant for the three and nine months ended September 30, 2012 and 2011 are presented below:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2012	2011	2012	2011
Revenues:
Food and Beverage Sales	$1,272,000	$1,219,000	$4,628,000	$4,515,000

Expenses:
Cost of food and beverage sold	357,000	344,000	1,324,000	1,266,000
Labor and related costs	284,000	255,000	911,000	845,000
Entertainers	50,000	49,000	149,000	145,000
Other food and beverage direct costs	59,000	57,000	214,000	188,000
Other operating costs	58,000	56,000	186,000	232,000
Repairs and maintenance	48,000	42,000	167,000	122,000
Insurance	72,000	83,000	231,000	240,000
Management and accounting fees	35,000	48,000	105,000	112,000
Utilities	57,000	60,000	170,000	188,000
Rent (as allocated)	134,000	129,000	468,000	457,000
Total Expenses	1,154,000	1,123,000	3,925,000	3,795,000

Income before depreciation and non controlling interest	$118,000	$96,000	$703,000	$720,000

Amounts above are presented as a percentage of sales below:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Food and Beverage Sales	100%	100%	100%	100%

Expenses:
Cost of food and beverage sold	28%	28%	29%	28%
Labor and related costs	22%	21%	20%	19%
Entertainers	4%	4%	3%	3%
Other food and beverage direct costs	5%	5%	4%	4%
Other operating costs	5%	5%	4%	5%
Repairs and maintenance	4%	3%	4%	3%
Insurance	6%	7%	5%	5%
Management and accounting fees	3%	4%	2%	3%
Utilities	4%	4%	4%	4%
Rent (as allocated)	10%	11%	10%	10%
Total Expenses	91%	92%	85%	84%
Income before depreciation and non-controlling interest	9%	8%	15%	16%

For the nine months ended September 30, 2012 as compared with the same period in 2011, restaurant sales increased by approximately $113,000 (2%), with food sales increasing by $95,000 (3%) and beverage sales increasing $18,000 (1%).

For the three months ended September 30, 2012 as compared with the same period in 2011, restaurant sales increased by $53,000 (4%), with food sales increasing by $39,000 (6%) and beverage sales increasing $14,000 (2%).

For the three and nine months ended September 30, 2012 as compared with the same periods in 2011, total restaurant expenses increased by $31,000 (3%) and $130,000 (3%), respectively.  This was primarily due to higher food costs and increased labor costs.

Marina operations:
Summarized and combined statements of income for marina operations for the three and nine months ended September 30, 2012 and 2011 (The Company owns 50% of the Monty’s marina and 95% of the Grove Isle marina) are presented below:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2012	2011	2012	2011
Marina Revenues:
Monty's dockage fees and related income	$282,000	$259,000	$861,000	$850,000
Grove Isle marina slip owners dues and dockage fees	126,000	126,000	378,000	350,000
Total marina revenues	408,000	385,000	1,239,000	1,200,000

Marina Expenses:
Labor and related costs	61,000	70,000	191,000	201,000
Insurance	22,000	24,000	69,000	67,000
Management fees	18,000	17,000	54,000	54,000
Utilities, net of tenant reimbursement	12,000	4,000	(9,000)	(14,000)
Rent and bay bottom lease expense	63,000	49,000	173,000	159,000
Repairs and maintenance	29,000	26,000	86,000	121,000
Other	19,000	21,000	77,000	68,000
Total marina expenses	224,000	211,000	641,000	656,000

Income before depreciation and non controlling interest	$184,000	$174,000	$598,000	$544,000

Total marina revenues for the three and nine months ended September 30, 2012 as compared to the same periods in 2011 increased by $23,000 (6%) and $39,000 (3%).  This was primarily due to a rate increased in the Grove Isle Marina slip owner’s dues.

Total marina expenses for the three months ended September 30, 2012 as compared to the same period in 2011 increased by $13,000 (6%), primarily due to increased rent expense.  Total marina expenses for the nine months ended September 30, 2012 as compared to the same period in 2011 decreased by $15,000 (2%), primarily due to lower repairs and maintenance expense.

Spa operations:
Below are summarized statements of income for Grove Spa operations for the three and nine months ended September 30, 2012 and 2011.  The Company owns 50% of the Grove Isle Spa with the other 50% owned by an affiliate of Grand Heritage, the tenant of the Grove Isle Resort:

Summarized statements of income of spa operations	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Revenues:
Services provided	$96,000	$196,000	$296,000	$367,000
Membership and other	15,000	16,000	54,000	54,000
Total spa revenues	111,000	212,000	350,000	421,000
Expenses:
Cost of sales (commissions and other)	19,000	33,000	63,000	67,000
Salaries, wages and related	38,000	40,000	115,000	105,000
Other operating expenses	32,000	119,000	144,000	209,000
Management and administrative fees	6,000	11,000	14,000	23,000
Other non-operating expenses	1,000	2,000	10,000	11,000
Total Expenses	96,000	205,000	346,000	415,000

Income (loss) before interest, depreciation and non-controlling interest	$15,000	$7,000	$4,000	$6,000

Spa revenues for the three and nine months ended September 30, 2012 as compared with the same periods in 2011 decreased by $101,000 (48%) and $70,000 (17%), respectively.  Spa expenses for the three and nine months ended September 30, 2012 as compared with the same periods in 2011 decreased by $109,000 (53%) and $68,000 (16%), respectively.  These decreases in were primarily due to the termination of a high discount sales promotional program which had been in place for almost a year.

Net realized and unrealized gain (loss) from investments in marketable securities:
Net realized and unrealized gain from investments in marketable securities for the three and nine months ended September 30, 2012 was approximately $45,000 and $142,000, respectively. This is as compared to net realized and unrealized loss from investments in marketable securities for the three and nine months ended September 30, 2011 of approximately $173,000 and $141,000, respectively.  For further details refer to Note 4 to Condensed Consolidated Financial Statements (unaudited).

Net income from other investments:
Net income from other investments for the three and nine months ended September 30, 2012 was approximately $20,000 and $337,000, respectively.  This is as compared to net income from other investments for the three and nine months ended September 30, 2011 of $10,000 and $56,000, respectively.  For further details refer to Note 5 to Condensed Consolidated Financial Statements (unaudited).

Realized loss from interest rate swap contract:
In conjunction with amendment of the Bayshore bank loan in March 2011 the interest rate swap contract liability was paid down by $198,400 (in the same proportion as the amount of the loan principal paid down).  As a result, the Company reclassified a previously unrealized loss of $198,400 from accumulated other comprehensive income to realized loss on interest rate swap contract within the condensed consolidated statements of comprehensive income for the three months ended March 31, 2011. There was no realized loss from the interest rate swap contract for the three and nine months ended September 30, 2012.

Interest, dividend and other income:
Interest, dividend and other income for the three and nine months ended September 30, 2012 was approximately $43,000 and $112,000, respectively.  This is as compared to income of approximately $34,000 and $160,000 for the three and nine months ended September 30, 2011.  This decrease of $48,000 (30%) for the nine months ended September 30, 2012 was primarily due to a decrease in service related income from the Company’s subsidiary Courtland Houston.

EXPENSES
Expenses for rental and other properties for the three and nine months ended September 30, 2012 were $179,000 and $479,000, respectively.  This is as compared to the same expenses of approximately $212,000 and $560,000 for the three and nine months ended September 30, 2011. The decreases in the three and nine month comparable periods of $33,000 (15%) and $81,000 (14%), respectively was due to decreased expenses of the Company’s Monty’s real estate operations, including decreased repairs, maintenance and insurance expense.

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

Depreciation and amortization expense for the three and nine months ended September 30, 2012 compared to the same periods in 2011 decreased by $14,000 (6%) and $186,000 (22%), respectively. The decrease in the nine month comparable periods was primarily due to the non-recurring amortization expense of loan costs associated with the Monty’s loan modification completed in March 2011.

General and administrative expense for the three and nine months ended September 30, 2012 compared to the same periods in 2011 decreased by approximately $33,000 (29%) and $16,000 (6%), respectively. This was primarily due to a decrease in non-employee stock compensation expense.

Professional fees and expenses for the three and nine months ended September 30, 2012 compared to the same periods in 2011 decreased by $62,000 (57%) and $133,000 (44%), respectively.  These changes were primarily due to lower legal costs relating to ongoing Grove Isle litigation.

EFFECT OF INFLATION:
Inflation affects the costs of operating and maintaining the Company's investments.  In addition, rentals under certain leases are based in part on the lessee's sales and tend to increase with inflation, and certain leases provide for periodic adjustments according to changes in predetermined price indices.

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES
The Company's material commitments primarily consist of maturities of debt obligations of approximately $3.2 million in 2012 and contributions committed to other investments of approximately $812,000 due upon demand.  The funds necessary to meet these obligations are expected to come from the proceeds from the sales of properties or investments, bank loans, refinancing of existing bank loans, distributions from investments and available cash.

In June 2012 the Company renewed and modified the existing bank mortgage note payable on the Grove Isle property with the same lender.  The renewal and modification extends the maturity date to June 30, 2016 and calls for the same monthly principal payments of $10,000 plus interest calculated at the one-month LIBOR rate plus 3% with an interest rate floor 4.5%.

Included in the maturing debt obligations for 2012 is a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of approximately $3.1 million due on demand. The obligation due to TGIF will be paid with funds available from distributions from its investment in TGIF and from available cash.

MATERIAL COMPONENTS OF CASH FLOWS
For the nine months ended September 30, 2012, net cash provided by operating activities was approximately $460,000. This was primarily from the cash flow provided by the Company’s rental operations.

For the nine months ended September 30, 2012, net cash provided by investing activities was approximately $341,000. This consisted primarily of approximately $971,000 in net proceeds from sales of marketable securities and distributions from other investment of $528,000.  These sources of funds were partially offset by purchases of marketable securities of $694,000, contributions to other investments of $227,000 and additions to fixed assets of $228,000.

For the nine months ended September 30, 2012, net cash used in financing activities was approximately $529,000 consisting of loan principal repayments of $417,000 and purchase of treasury stock of $112,000.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds:
(a)	The following table presents information regarding the shares of our common stock we purchased during each of the nine calendar months ended September 30, 2012:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan (1)		Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan(1)
January 1-31 2012	-		-		-		$239,612
Feb. 1 – 29 2012	-		-		-		$239,612
March 1–31 2012	-		-		-		$239,612
April 1 – 30 2012	-		-		-		$239,612
May 1 – 31 2012	-		-		-		$239,612
June 1 – 30 2012		-		-		-	$239,612
July 1 – 31 2012		-		-		-	$239,612
August 1–31 2012		-		-		-	$239,612
Sept. 1 –30 2012	18,100		$6.20			-	$127,392

1.
We have one program, which was announced in November 2008 after approval by our Board of Directors, to repurchase up to $300,000 of outstanding shares of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions.  All of the shares we purchased during these periods were purchased on the open market pursuant to this program.  The repurchased shares of common stock have been retired and will not be reissued.

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

HMG/COURTLAND PROPERTIES, INC.

Dated: November 14, 2012	/s/ Larry Rothstein
President, Treasurer and Secretary
Principal Financial Officer

Dated: November 14, 2012	/s/ Carlos Camarotti
Vice President- Finance and Controller
Principal Accounting Officer