Form 10-K
period 2012-12-31
HMG COURTLAND PROPERTIES INC
filed 2013-03-22
CIK 311817

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2012

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

Commission file number: 1-7865

HMG/COURTLAND PROPERTIES, INC.

(Name of Registrant in its Charter)

Delaware	59-1914299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1870 S. Bayshore Drive, Coconut Grove (Miami), Florida	33133
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (305) 854-6803

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered:
Common Stock - Par value $1.00 per share	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act .

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

Yes☒    No ☐

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

Yes ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant (excludes shares of voting stock held by directors, executive officers and beneficial owners of more than 10% of the Registrant’s voting stock; however, this does not constitute an admission that any such holder is an "affiliate" for any purpose) based on the closing price of the stock as traded on the NYSE Amex Exchange on the last business day of the Registrant's most recently completed second fiscal quarter (June 30, 2012) was $1,485,987. The number of shares outstanding of the issuer’s common stock, $1 par value as of the latest practicable date: 974,526 shares of common stock, $1 par value, as of March 22, 2013.

2

[THIS PAGE INTENTIONALLY LEFT BLANK]

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

The Company owns a 50% leasehold interest in “Monty’s”, a facility consisting of a 16,000 square foot indoor/outdoor seafood restaurant adjacent to a marina with 132 dockage slips and a 40,000 square foot office/retail mall building with approximately 24,000 net rentable square feet. The Monty’s facility is subject to a ground lease with the City of Miami, Florida which expires in 2035. The Company’s corporate office is also located in Coconut Grove in a 5,000 square foot building.

On February 25, 2013 the Company completed the sale of its interests in Grove Isle Associates LLLP, Grove Isle Yacht Club Associates, Grove Isle Investments Inc. and CII Yacht Club, Inc., which represent interests in the Grove Isle hotel, club, tennis courts and marina (collectively, the “Grove Isle Property”) to Grove Isle Yacht & Tennis, LLC, a Florida limited liability company and an unrelated entity (“the Purchaser”), pursuant to a purchase agreement entered into on the same day (the “Agreement”). The purchase price was $24.4 million, consisting of $23.4 million in cash and a $1 million promissory note due from the Purchaser. Approximately $2.7 million of the proceeds were used to pay off the existing mortgage on the Grove Isle Property.

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

Investment in Affiliate.

The Company’s investment in affiliate consists of a 49% equity interest in T.G.I.F. Texas, Inc. (“TGIF”). TGIF was incorporated in Texas and operates solely from the Company’s corporate office in Miami, Florida. The Company’s CEO, Maurice Wiener, is also the CEO of TGIF. Its assets consist primarily of promissory notes receivable from its shareholders including CII and Mr. Wiener and other investments including marketable debt and equity securities. This investment’s carrying value as of December 31, 2012 and 2011 was approximately $2.5 and $2.7 million, respectively. CII’s note payable to TGIF which is due on demand was approximately $2.8 million and $3.2 million as of December 31, 2012 and 2011, respectively. Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As of December 31, 2012 the Company’s subsidiaries that operate the Monty’s facility have approximately 100 restaurant employees and two marina employees. Reference is made to discussion of Monty’s facility in Item 2. Description of Property.

The restaurant operation is subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime. Some states, including Florida, have set minimum wage requirements higher than the federal level. Significant numbers of hourly personnel at our restaurants are paid at rates related to the Florida minimum wage and, accordingly, increases in the minimum wage will increase labor costs. We are also subject to the Americans With Disability Act of 1990 (“ADA”), which, among other things, may require certain renovations to our restaurants to meet federally mandated requirements. The cost of any such renovations is not expected to materially affect us.

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

On September 20, 2012, the shareholders approved the renewal of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2013, and expiring December 31, 2013.

The Adviser is majority owned by Mr. Wiener with the remaining shares owned by certain individuals, including Mr. Rothstein. The officers and directors of the Adviser are as follows: Maurice Wiener, Chairman of the Board and Chief Executive officer; Larry Rothstein, President, Treasurer, Secretary and Director; and Carlos Camarotti, Vice President - Finance and Assistant Secretary.

Advisory Fees. For the years ended December 31, 2012 and 2011, the Company and its subsidiaries incurred Adviser fees of approximately $1,056,000 and $1,020,000, respectively, of which $1,020,000 represented regular compensation for 2012 and 2011. In 2012 Advisor fees include $36,000 in incentive fee compensation. There was no incentive compensation for 2011.

Item 2. Description of Property.

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

The Monty’s property is encumbered by a mortgage payable to a bank with an outstanding principal balance of $8.5 million as of December 31, 2012. The loan balance, as amended and restated, is to be repaid in monthly installments of approximately $82,000 including principal and interest. Interest is calculated at one-month LIBOR rate (.21% at December 31, 2012) plus 2.45%. In conjunction with the amended and restated mortgage, Bayshore has an interest rate swap agreement to manage their exposure to interest rate fluctuation through the entire term of the mortgage. The effect of the swap agreement is to provide a fixed interest rate of 7.57%. The note is due, with a balloon payment on August 19, 2020. The agreement with the bank contains certain covenants with which the Company is in compliance as of December 31, 2012.

The operations of the Monty’s restaurant are managed by BSRB personnel with the exception of certain managerial and accounting related functions which are performed by RMI, an unrelated third party. Under an amended management agreement BSRB retained RMI to perform accounting related administrative functions and beginning in March 2012, provide general management of the restaurant’s days to day operations. For the year ended December 31, 2012, BSRB paid RMI $114,000 (or $9,500 per month) for accounting and related services and an additional approximate $117,000 for management services. The amended management agreement is renewable on an annual basis. In December 2012 the agreement with RMI was renewed and extended through the year ending December 31, 2013 under the same terms of the prior agreement.

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

Part II.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

The high and low per share closing sales prices of the Company's stock on the NYSE Amex Exchange (ticker symbol: HMG) for each quarter during the past two years were as follows:

	High	Low
March 31, 2012	$5.00	$3.65
June 30, 2012	$5.24	$3.90
September 30, 2012	$6.62	$4.60
December 31, 2012	$5.62	$4.58

March 31, 2011	$6.31	$4.65
June 30, 2011	$5.15	$4.37
September 30, 2011	$4.37	$3.25
December 31, 2011	$4.47	$3.14

No dividends were declared or paid during 2012 and 2011. The Company's policy has been to pay dividends as are necessary for it to qualify for taxation as a REIT under the Internal Revenue Code.

As of March 8, 2013, there were 350 shareholders of record of the Company's common stock.

The following table illustrates securities authorized for issuance under the Company’s equity compensation plan, the 2011 Stock Option Plan, as previously reported:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by shareholders	102,100	$4.99	17,900
Equity compensation plan not approved by shareholders	—	—	—
Total	102,100	$4.99	17,900

No stock options were granted, exercised or forfeited during the year ended December 31, 2012.

The following table presents information regarding the shares of our common stock we purchased during each of the twelve calendar months ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan (1)

Jan. 1 –31 2012 (2008 Program)	—	—	—	$239,612
Feb. 1 –29 2012 (2008 Program)	—	—	—	$239,612
March 1 –31 2012 (2008 Program)	—	—	—	$239,612
April 1 –30 2012 (2008 Program)	—	—	—	$239,612
May 1 –31 2012 (2008 Program)	—	—	—	$239,612
June 1 –30 2012 (2008 Program)	—	—	—	$239,612
July 1 –31 2012 (2008 Program)	—	—	—	$239,612
Aug 1 –31 2012 (2008 Program)	—	—	—	$239,612
Sept. 1 –30 2012 (2008 Program)	18,100	$6.20	—	$127,392
Oct.. 1 –31 2012 (2008 Program)	—	—	—	$127,392
Nov. 1 –30 2012 (2012 Program)	22,800	$5.75	—	$168,900
Dec. 1 –31 2012 (2012 Program)	—	—	—	$168,900

1.	We have one current program to repurchase up to $300,000 of outstanding shares of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. This program, which was approved by our Board of Directors and announced in November 2012 (the “2012 Program”), replaces the 2008 Program, as previously disclosed. The repurchased shares of common stock have been retired and will not be reissued. This program expires December 31, 2015.

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

Goodwill.

The Company’s goodwill balance as of December 31, 2012 and 2011 relates entirely to its 2004 acquisition of 50% of the Monty’s restaurant, marina and office rental facility located in Miami, Florida.

Goodwill is recorded at its carrying value and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of goodwill might not be recoverable. The Company elected an annual goodwill impairment testing date of December 31.

In 2012 our goodwill impairment analysis consisted of assessing certain qualitative factors to determine whether it is more likely than not that the fair value of the reporting entity is lower than its carrying value. Our last year’s analysis supported no goodwill impairment and the financial performance of the reporting entity has improved since then and there are no negative indications that future profitability may be impaired. Therefore we have concluded that there is no goodwill impairment for the year ended December 31, 2012.

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

Real estate interests held for sale.

The Company’s classifies real estate interests in properties as held for sale when certain criteria are met, in accordance with GAAP. At that time we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property. Real estate held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. As of December 31, 2012, our Grove Isle property was classified as held for sale and a sale of Grove Isle was completed on February 25, 2013.

Results of Operations:

For the years ended December 31, 2012, reported net income attributable to the Company of approximately $6,000 (or $.01 per share) and for the year ended December 31, 2011, the Company reported net loss attributable to the Company of $940,000 (or $.93 per share).

Revenues:

Total revenues for the year ended December 31, 2012 as compared with that of 2011 increased by approximately $408,000 (or 5%).

Real estate and related revenue:

Real estate rentals and related revenue increased by approximately $50,000 (or 7%) for the year ended December 31, 2012 as compared with 2011. This increase was primarily from new tenant rentals at our Monty’s property.

Monty’s restaurant operations:

Summarized statement of income of the Monty’s restaurant operations for the years ended December 31, 2012 and 2011 is presented below (Note: for comparative purposes the information below represents 100% of the restaurant operations. The Company’s ownership percentage in these operations is 50%):

Summarized statements of income of Monty’s restaurant	Year ended December 31, 2012	Percentage of sales	Year ended December 31, 2011	Percentage of sales
Revenues:
Food and Beverage Sales	$6,179,000	100%	$5,857,000	100%

Expenses:
Cost of food and beverage sold	1,770,000	28.7%	1,682,000	28.7%
Labor, entertainment and related costs	1,432,000	23.2%	1,317,000	22.4%
Other food and beverage related costs	275,000	4.5%	250,000	4.3%
Other operating costs	490,000	7.9%	478,000	8.2%
Insurance	304,000	4.9%	343,000	5.9%
Management and accounting fees	141,000	2.3%	148,000	2.5%
Utilities	224,000	3.6%	245,000	4.2%
Rent (as allocated)	632,000	10.2%	599,000	10.2%
Total Expenses	5,268,000	85.3%	5,062,000	86.4%

Income before depreciation and minority interest	$911,000	14.7%	$795,000	13.6%

The Monty’s restaurant is subject to seasonal fluctuations in sales. January through May sales typically account for over 50% of annual sales. Restaurant sales in 2012 as compared with 2011 increased by approximately 5% primarily due to a improved operations and good weather in 2012 season as compared with 2011.

The increase in cost of food as a percentage of sales in 2012 as compared to 2011 was primarily due to higher food costs for substantially all categories. The increase in food costs was partially offset by the decrease in labor costs due to more efficient management structure.

All other 2012 restaurant related expenses, as a percentage of sales were consistent with that of 2011.

Monty’s marina operations:

The Monty’s marina has approximately 4,400 total square feet available for rent to the public.

Summarized and combined statements of income from Monty’s marina operations:

(The Company owns 50% of the Monty’s marina)

	Year ended December 31,
	2012	2011
Revenues:
Dockage fees and related income	$1,100,000	$1,065,000
Total marina revenues	1,100,000	1,065,000
Expenses:
Insurance	26,000	27,000
Management fees	34,000	32,000
Utilities (net of reimbursements)	(30,000)	(36,000)
Bay bottom lease	177,000	171,000
Repairs and maintenance	85,000	75,000
Other	172,000	69,000
Total Expenses	464,000	337,000

Income before interest, depreciation and noncontrolling interest	$636,000	$728,000

Marina revenues and expenses for the year ended December 31, 2012 as compared with 2011 remained consistent, except for a $100,000 bad debt expense reported in 2012 related to one tenant.

Expenses:

Total expenses for the year ended December 31, 2012 as compared to that of 2011 remained consistent; decreasing approximately $50,000 (or less than 1%).

Food and beverage costs and marina expenses are solely from the Monty’s operations. Summarized income statements and discussion of significant changes in expenses for each of these operations are presented above.

Depreciation and amortization expense decreased by approximately $147,000 (or 18%) as comparable with 2011, primarily due to decreased amortization expense relating to loan costs associated with the Monty’s loan modifications completed in 2011.

Professional fees and expenses decreased by approximately $116,000 (or 39%) for the year ended December 31, 2012 as compared to 2011. This was primarily due to decreased accruals of audit and tax return preparation fees.

Other Income:

Net realized and unrealized gain (loss) from investments in marketable securities:

Net gain (loss) from investments in marketable securities, including marketable securities distributed by partnerships in which the Company owns minority positions, for the years ended December 31, 2012 and 2011, is as follows:

Description	2012	2011
Net realized gain from sales of marketable securities	$35,000	$130,000
Net unrealized gain (loss) from marketable securities	86,000	(189,000)
Total net gain (loss) from investments in marketable securities	$121,000	$(59,000)

Net realized gain from sales of marketable securities consisted of approximately $152,000 of gains net of $117,000 of losses for the year ended December 31, 2012. The comparable amounts in fiscal year 2011 were gross gains of approximately $212,000 of gains net of $82,000 of losses.

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

Net income from other investments is summarized below (excluding other than temporary impairment losses):

	2012	2011
Partnerships owning real estate and related investments (a)	$223,000	$—
Venture capital funds – diversified businesses (b)	121,000	27,000
Income from investment in 49% owned affiliate (c)	57,000	41,000
Other	—	1,000
Total net income from other investments	$401,000	$69,000

(a) The gain in 2012 primarily consists of one cash distribution from an investment in a partnership owning real estate investments.

(b) The gains in 2012 and 2011 consist of various cash distributions from an investments owning diversified businesses which made cash distributions from the sale or refinancing of operating companies.

(c) This gain represents income from the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”). The increase in income is due to increased gains from investments in 2012 versus 2011. In 2012 and 2011 TGIF declared and paid a cash dividend of which the Company’s portion of was approximately $196,000 and $168,000. These dividends were recorded as reduction in the investment carrying value as required under the equity method of accounting for investments.

Other than temporary impairment (“OTTI”) losses from other investments

	2012	2011
Real estate and related	$(28,000)	$(84,000)
Other	—	(3,000)
Total other than temporary impairment loss from other investments	$(28,000)	$(87,000)

The OTTI loss for the year ended December 31, 2012 and 20111 primarily consists of a recognized impairment loss in an investment in a partnership which operates and leases executive suites in Miami, Florida. The Company has funded $120,000 to date in this investment and the losses incurred were primarily associated with the initial start up of the venture in 2010.

Net income or loss from other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net earnings. However, the amount of investment gain or loss from other investments for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

Interest, dividend and other income

Interest, dividend and other income for the year ended December 31, 2012 as compared with 2011 decreased by approximately $58,000 (or 29%), primarily due to decreased interest and dividend income from debt and equity marketable securities of approximately $8,000 and decreased service fee income from Courtland Houston, Inc. of $50,000.

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

Benefit from income taxes:

Benefit from income taxes for the years ended December 31, 2012 and 2011 was $66,000 and $152,000, respectively.

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amount and the tax basis of assets and liabilities at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. As a result of timing differences associated with the carrying value of other investments, unrealized gains and losses of marketable securities, depreciable assets and the future benefit of a net operating loss, as of December 31, 2012 and 2011, the Company has recorded a net deferred tax asset of $698,000 and $632,000, respectively. A valuation allowance against deferred tax asset has not been established as management believes it is more likely than not, based on the Company’s previous history and expectation of future taxable income before expiration, that these assets will be realized.

Effect of Inflation.

Inflation affects the costs of operating and maintaining the Company's investments. In addition, rentals under certain leases are based in part on the lessee's sales and tend to increase with inflation, and certain leases provide for periodic adjustments according to changes in predetermined price indices.

Liquidity, Capital Expenditure Requirements and Capital Resources. The Company's material commitments primarily consist of maturities of debt obligations of approximately $3.2 million in 2013 and contributions committed to other investments of approximately $795,000 due upon demand. The funds necessary to meet these obligations are expected from the proceeds from the sales of properties or investments, refinancing of existing bank loans, distributions from investments and available cash.

Included in the maturing debt obligations for 2013 is a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of approximately $2.8 million due on demand.(see Item 13. Certain Relationships and Related Transactions and Director Independence.) The obligation due to TGIF will be paid with funds available from distributions from its investment in TGIF and from available cash.

A summary of the Company’s contractual cash obligations at December 31, 2012 is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Mortgages and notes payable	$11,005,000	$3,186,000	$830,000	$859,000	$6,130,000
Other investments commitments	795,000	795,000	—	—	—
Total	$11,800,000	$3,981,000	$830,000	$859,000	$6,130,000

The timing of amounts due under commitments for other investments is determined by the managing partners of the individual investments.

Material Changes in Operating, Investing and Financing Cash Flows.

The Company’s cash flows are generated primarily from its real estate net rental and related activities, sales of marketable securities, distributions from other investments and borrowings.

For the year ended December 31, 2012, the Company’s net cash provided by operating activities was approximately $330,000. This was primarily from real estate net rental and related activities. The Company believes that there will be sufficient cash flows in the next year to meet its operating requirements.

For the year ended December 31, 2012, the net cash provided by investing activities was approximately $315,000. This included purchases of marketable securities of $1.2 million, purchases and improvements of fixed assets of $353,000 and, contributions to other investments of $244,000. These uses of cash were partially offset by sources of cash consisting of proceeds from the sales and redemptions of marketable securities of $1.3 million, cash distributions from other investments of $662,000 and distribution from affiliate of $196,000.

For the year ended December 31, 2012, net cash used in financing activities was approximately $1,074,000. This primarily consisted of loan principal repayments of $831,000 and purchases of treasury stock of $243,000.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable to the Company.

16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of HMG/Courtland Properties, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of HMG/Courtland Properties, Inc. (a Delaware corporation) and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of HMG/Courtland Properties, Inc. and Subsidiaries at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry Bekaert LLP
Coral Gables, Florida
March 22, 2013

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES CONSOLIDATED
BALANCE SHEETS AS OF DECEMBER 31, 2012 AND 2011

	December 31,	December 31,
	2012	2011
ASSETS
Investment properties, net of accumulated depreciation:
Restaurant, marina and retail mall	$7,822,419	$8,104,380
Office building and other commercial property	826,061	869,906
Total investment properties, net	8,648,480	8,974,286

Assets associated with real estate interest held for resale	3,407,115	3,623,824
Cash and cash equivalents	1,937,267	2,366,363
Investments in marketable securities	2,158,330	2,019,476
Other investments	3,603,655	3,745,327
Investment in affiliate	2,547,572	2,686,887
Loans, notes and other receivables	502,143	569,295
Notes and advances due from related parties	696,909	696,909
Deferred taxes	698,000	632,000
Goodwill	5,628,627	5,628,627
Other assets	644,282	652,836
TOTAL ASSETS	$30,472,380	$31,595,830

LIABILITIES
Mortgages and notes payable	$11,004,684	$11,712,787
Accounts payable, accrued expenses and other liabilities	556,047	644,041
Interest rate swap contract payable	1,965,000	1,975,000
Obligations associated with real estate interest held for resale	2,719,018	2,915,623

TOTAL LIABILITIES	16,244,749	17,247,451

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Excess common stock, $1 par value; 100,000 shares authorized: no shares issued	—	—
Common stock, $1 par value; 1,200,000 shares authorized and 969,526 and 1,023,955 issued and outstanding as of December 31, 2012 and 2011, respectively	969,526	1,023,955
Additional paid-in capital	24,129,031	24,366,099
Less: Treasury stock at cost (13,529 shares as of December 31, 2011)	—	(60,388)
Undistributed gains from sales of properties, net of losses	41,572,120	41,572,120
Undistributed losses from operations	(54,377,617)	(54,383,928)
Accumulated other comprehensive loss	(982,500)	(987,500)
Total stockholders' equity	11,310,560	11,530,358
Non controlling interest	2,917,071	2,818,021
TOTAL EQUITY	14,227,631	14,348,379
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,472,380	$31,595,830

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

REVENUES	2012	2011
Real estate rentals and related revenue	$726,664	$676,810
Food & beverage sales	6,179,157	5,857,135
Marina revenues	1,100,458	1,064,505
Total revenues	8,006,279	7,598,450

EXPENSES
Operating expenses:
Rental and other properties	651,376	676,675
Food and beverage cost of sales	1,770,383	1,682,388
Food and beverage labor and related costs	1,432,893	1,316,283
Food and beverage other operating costs	2,064,992	2,063,408
Marina expenses	464,439	337,399
Depreciation and amortization	678,643	825,744
Adviser's base fee	1,020,000	1,020,000
General and administrative	341,798	370,827
Professional fees and expenses	179,117	295,116
Directors' fees and expenses	92,489	100,144
Total operating expenses	8,696,130	8,687,984

Interest expense	746,949	805,035
Total expenses	9,443,079	9,493,019

Loss before other income (loss) and income taxes	(1,436,800)	(1,894,569)

Net realized and unrealized gains (loss) from investments in marketable securities	120,696	(59,431)
Net income from other investments	400,751	68,639
Other than temporary impairment losses from other investments	(27,666)	(86,707)
Realized loss on partial settlement of interest rate swap agreement	—	(198,400)
Interest, dividend and other income	143,677	202,170
Total other income (loss)	637,458	(73,729)

Loss before income taxes	(799,342)	(1,968,298)

Benefit from income taxes	(66,000)	(152,000)
Loss from continuing operations	(733,342)	(1,816,298)
Income from discontinued operations, net of tax	833,699	665,110
Net income (loss)	100,357	(1,151,188)

Noncontrolling interest in continuing operations	(147,238)	123,733
Noncontrolling interest in discontinued operations	53,192	87,359
Net (income) loss attributable to the noncontrolling interest	(94,046)	211,092
Net income (loss) attributable to the Company	$6,311	$(940,096)

Amounts attributable to the Company
Continuing operations	(880,580)	(1,692,565)
Discontinued operations	886,891	752,469
Net income (loss) attributable to the Company	$6,311	$(940,096)

Weighted average common shares outstanding-basic and diluted	1,001,593	1,010,426
Net income (loss) per common share:
Continuing operations	$(0.88)	$(1.68)
Discontinued operations	$0.89	$0.74
Basic and diluted income (loss) per share	$0.01	$(0.94)
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap agreement	$5,000	$(256,500)
Total other comprehensive income (loss)	5,000	(256,500)

Comprehensive income (loss)	$11,311	$(1,196,596)

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

				Undistributed
				Gains from		Accumulated
	Common Stock		Additional Paid-In	Sales of Properties	Undistributed Losses from	Other Comprehensive	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Net of Losses	Operations	Loss	Shares	Cost	Equity

Balance as of January 1, 2011	$1,023,955	$1,023,955	$24,313,341	$41,572,120	$(53,443,832)	$(731,000)	13,529	$(60,388)	12,674,196

Net loss					(940,096)				(940,096)

Unrealized loss on interest rate swap contract						(256,500)			(256,500)

Non-employee stock option compensation			52,758						52,758

Balance as of December 31, 2011	1,023,955	1,023,955	24,366,099	41,572,120	(54,383,928)	(987,500)	13,529	(60,388)	11,530,358

Net income					6,311				6,311

Unrealized gain on interest rate swap contract						5,000			5,000

Non-employee stock option compensation			12,211						12,211

Purchase of treasury stock							40,900	(243,320)	(243,320)

Treasury stock retired	(54,429)	(54,429)	(249,279)				(54,429)	303,708	0

Balance as of December 31, 2012	969,526	$969,526	$24,129,031	$41,572,120	$(54,377,617)	$(982,500)	—	$—	$11,310,560

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to the Company	$6,311	$(940,096)
Adjustments to reconcile net loss attributable to the Company to net cash provided by (used in) operating activities:
Depreciation and amortization	898,985	1,147,525
Non-employee stock compensation	12,211	52,758
Net income from other investments, excluding impairment losses	(400,751)	(68,639)
Other than temporary impairment loss from other investments	27,666	86,707
Realized loss on interest rate swap agreement	—	198,400
Net (gain) loss from investments in marketable securities	(120,696)	59,431
Net gain (loss) attributable to non controlling interest	94,046	(211,092)
Deferred income tax benefit	(66,000)	(152,000)
Provision for bad debts	100,000	—
Changes in assets and liabilities:
Other assets and other receivables	(27,636)	(184,119)
Accounts payable, accrued expenses and other liabilities	(193,784)	(156,607)
Total adjustments	324,041	772,364
Net cash provided by (used in) operating activities	330,352	(167,732)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and improvements of properties	(353,126)	(262,119)
Decrease in notes and advances from related parties	—	1,432
Additions in mortgage loans and notes receivables	—	(75,000)
Distributions from other investments	661,655	211,277
Contributions to other investments	(244,327)	(244,187)
Net proceeds from sales and redemptions of securities	1,271,707	1,637,551
Increased investments in marketable securities	(1,217,278)	(1,623,349)
Distribution from affiliate	196,016	168,014
Net cash provided by (used in) investing activities	314,647	(186,381)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgages and notes payables	(830,775)	(2,977,322)
Partial settlement of interest rate swap contract	—	(198,400)
Withdrawals from restricted cash	—	2,379,947
(Distributions to) contributions from minority partners	—	(101,949)
Purchase of treasury stock	(243,320)	—
Net cash used in financing activities	(1,074,095)	(897,724)

Net decrease in cash and cash equivalents	(429,096)	(1,251,837)

Cash and cash equivalents at beginning of the year	2,366,363	3,618,200

Cash and cash equivalents at end of the year	$1,937,267	$2,366,363

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$747,000	$902,000
Cash paid during the year for income taxes	$—	$—

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 and 2011

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Consolidation. The consolidated financial statements include the accounts of HMG/Courtland Properties, Inc. (“we” or the "Company") and entities in which the Company owns a majority voting interest or controlling financial interest. The Company was organized in 1972 and (excluding its 95% owned subsidiary Courtland Investments, Inc., which files a separate tax return) qualifies for taxation as a real estate investment trust ("REIT") under the Internal Revenue Code. The Company’s business is the ownership and management of income-producing commercial properties and its management considers other investments if such investments offer growth or profit potential. The Company’s recurring operating revenue comes from food and beverage operations, marina dockage operations, commercial property rental operations and spa operations.

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

South Bayshore Associates (“SBA”). This is a 75% company owned joint venture with its sole asset being a receivable from the Company's 47% shareholder, Transco Realty Trust.

Baleen Associates, Inc. (“Baleen”). This corporation is wholly owned by CII and its sole asset is a 50% interest in a partnership which operates an executive suite rental business in Coconut Grove, Florida.

Preparation of Financial Statements. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes. The Company’s 95%-owned subsidiary, CII, files a separate income tax return and its operations are not included in the REIT’s income tax return. The Company accounts for income taxes in accordance with ASC Topic 740, “Accounting for Income Taxes” (“ASC Topic 740”). This requires a Company to use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes only pertain to CII. The Company (excluding CII) qualifies as a real estate investment trust and distributes its taxable ordinary income to stockholders in conformity with requirements of the Internal Revenue Code and is not required to report deferred items due to its ability to distribute all taxable income. In addition, net operating losses can be carried forward to reduce future taxable income but cannot be carried back. Distributed capital gains on sales of real estate as they relate to REIT activities are not subject to taxes; however, undistributed capital gains are taxed as capital gains. State income taxes are not significant.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2012 and 2011. The Company’s federal income tax returns since 2009 are subject to examination by the Internal Revenue Service, generally for a period of three years after the returns were filed.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the consolidated financial statements as selling, general and administrative expense.

Depreciation and Amortization. Depreciation of properties held for investment is computed using the straight-line method over the estimated useful lives of the properties, which range up to 39.5 years. Deferred mortgage and leasing costs are amortized over the shorter of the respective term of the related indebtedness or life of the asset. Depreciation and amortization expense for the years ended December 31, 2012 and 2011 was approximately $679,000 and $826,000, respectively. The Monty’s marina is being depreciated on a straight-line basis over its estimated useful life of 15 years.

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

The carrying value of financial instruments including other receivables, notes and advances due from related parties, accounts payable and accrued expenses and mortgages and notes payable approximate their fair values at December 31, 2012 and 2011, due to their relatively short terms or variable interest rates.

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

Marketable securities from time to time are pledged as collateral pursuant to broker margin requirements. At December 31, 2012 and 2011 there were no margin balances outstanding.

Notes and other receivables. Management periodically performs a review of amounts due on its notes and other receivable balances to determine if they are impaired based on factors affecting the collectability of those balances. Management's estimates of collectability of these receivables requires management to exercise significant judgment about the timing, frequency and severity of collection losses, if any, and the underlying value of collateral, which may affect recoverability of such receivables. As of December 31, 2012 and 2011 the Company had an allowance for bad debt of $250,000 and $150,000, respectively. This is related to one tenant at the Monty’s property.

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

Comprehensive Income (Loss). The Company reports comprehensive income (loss) in its consolidated statements of comprehensive income. Comprehensive income (loss) is the change in equity from transactions and other events from nonowner sources. Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). For the years ended December 31, 2012 and 2011 comprehensive gain (loss) consisted of unrealized gain (loss) from interest rate swap contract of $5,000 and ($257,000), respectively.

Income (loss) per common share. Net income (loss) per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during each year. Diluted net loss per share includes the dilutive effect of options to acquire common stock. Common shares outstanding include issued shares less shares held in treasury. There were 102,100 stock options outstanding in 2012 and 2011, which were not included in the diluted earnings per share computation as their effect would have been anti-dilutive.

Gain on sales of properties. Gain on sales of properties is recognized when the minimum investment requirements have been met by the purchaser and title passes to the purchaser. There were no sales of property in 2012 and 2011.

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

The Company maintains cash and equivalents in bank accounts which at times, may exceed federally-insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. The federally insured limit for time deposits is presently $250,000, and unlimited for certain qualifying and participating non-interest bearing transaction accounts through December 31, 2012, however, effective January 1, 2013, the Federal Deposit Insurance Company discontinued the additional unlimited coverage.

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

Goodwill.

The Company’s goodwill balance as of December 31, 2012 and 2011 relates entirely to its 2004 acquisition of 50% of the Monty’s restaurant, marina and office rental facility located in Miami, Florida.

Goodwill is recorded at its carrying value and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of goodwill might not be recoverable. The Company elected an annual goodwill impairment testing date of December 31.

As allowed by GAAP, in 2012 our goodwill impairment analysis consisted of assessing certain qualitative factors to determine whether it is more likely than not that the fair value of the reporting entity is lower than its carrying value. Our last year’s analysis supported no goodwill impairment and the financial performance of the reporting entity has improved since then and there are no negative indications that future profitability may be impaired. Therefore we have concluded that there is no goodwill impairment for the year ended December 31, 2012.

Other intangible assets:

Deferred loan costs are amortized on a straight line basis over the life of the loan. This method approximates the effective interest rate method.

Non controlling Interest. Non controlling interest represents the noncontrolling or minority partners' proportionate share of the equity of the Company's majority owned subsidiaries. A summary for the years ended December 31, 2012 and 2011 is as follows:

	2012	2011
Non controlling interest balance at beginning of year	$2,818,000	$3,387,000
Non controlling partners’ interest in operating gains (losses) of consolidated subsidiaries	94,000	(211,000)
Net (distributions to) contributions from non controlling partners	—	(102,000)
Unrealized loss on interest rate swap agreement	5,000	(256,000)
Non controlling interest balance at end of year	$2,917,000	$2,818,000

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

Revenues earned from restaurant and spa operations are realized in cash or cash equivalents with an insignificant amount of customer receivables. We record revenues from recurring food and beverage sales upon sale. Marina revenues are earned in accordance with dockage rental agreements.  We report our sales net of sales tax and service charges.

Impairment of long-lived assets. The Company periodically reviews the carrying value of its properties and long-lived assets in relation to historical results, current business conditions and trends to identify potential situations in which the carrying value of assets may not be recoverable. If such reviews indicate that the carrying value of such assets may not be recoverable, the Company would estimate the undiscounted sum of the expected future cash flows of such assets or analyze the fair value of the asset, to determine if such sum or fair value is less than the carrying value of such assets to ascertain if a permanent impairment exists. If a permanent impairment exists, the Company would determine the fair value by using quoted market prices, if available, for such assets, or if quoted market prices are not available, the Company would discount the expected future cash flows of such assets and would adjust the carrying value of the asset to fair value. There were no impairment of long-lived assets in 2012 and 2011.

Share-based compensation.

The Company accounts for share-based compensation in accordance with ASC Topic 718 “Share-Based Payments”. The Company has used the Black-Scholes option pricing model to estimate the fair value of stock options on the dates of grant.

Recent accounting pronouncements.

In July 2012, the FASB issued ASU 2012-02 – Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”) in order to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance. The new guidance allows an entity the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. ASU 2012-02 is effective for the Company beginning January 1, 2013, and earlier adoption is permitted. The Company does not expect the adoption of the guidance to have a material impact on its consolidated financial statements.

2. INVESTMENT PROPERTIES

The components of the Company’s investment properties and the related accumulated depreciation information follow:

	December 31, 2012
		Accumulated
	Cost	Depreciation	Net
Restaurant, marina & retail mall:
Monty’s restaurant and retail mall (Coconut Grove, FL) - building & improvements (1)	$7,336,068	$1,748,967	$5,587,101
Monty’s restaurant and retail mall (Coconut Grove, FL) - furniture, fixtures and equipment (1)	2,058,316	1,556,302	502,014
Monty’s marina - 132 slips and improvements (1)	3,578,940	1,845,636	1,733,304
	12,973,324	5,150,905	7,822,419
Office building and other commercial property:
Corporate Office - (Coconut Grove, FL) – Building	652,198	262,826	398,372
Corporate Office – (Coconut Grove, FL) – Land	325,000	—	325,000
Other (Montpelier, Vermont) – Buildings	52,000	52,000	—
Other (Montpelier, Vermont) - Land and improvements (5.4 acres)	111,689	—	111,689
	1,140,887	314,826	826,061
Totals	$14,114,211	$5,465,731	$8,648,480

(1) The Monty’s property is subject to a ground lease with the City of Miami, Florida expiring in 2035. Lease payments due under the lease consist of percentage rent ranging from 8% to 15% of gross revenues from various components of the property.

	December 31, 2011
		Accumulated
	Cost	Depreciation	Net
Restaurant, marina & retail mall:
Monty’s restaurant and retail mall (Coconut Grove, FL) - building & improvements	$7,052,051	$1,476,559	$5,575,492
Monty’s restaurant and retail mall (Coconut Grove, FL) - furniture, fixtures and equipment	1,991,381	1,427,889	563,492
Monty’s retail mail – construction in progress	75,804	—	75,804
Monty’s marina - 132 slips and improvements	3,500,962	1,611,370	1,889,592
	12,620,198	4,515,818	8,104,380
Office building and other commercial property:
Corporate Office - (Coconut Grove, FL) – Building	652,197	246,669	405,528
Corporate Office – (Coconut Grove, FL) – Land	325,000	—	325,000
Other (Montpelier, Vermont) – Buildings	52,000	52,000	—
Other (Montpelier, Vermont) - Land and improvements (5.4 acres)	111,689	—	111,689
Hopkinton, Rhode Island	27,689	—	27,689
	1,168,575	298,669	869,906
Totals	$13,788,773	$4,814,487	$8,974,286

3. MONTY’S RESTAURANT, MARINA AND OFFICE/RETAIL PROPERTY, COCONUT GROVE, FLORIDA

The Company owns a 50% equity interest in two entities, Bayshore Landing, LLC (“Landing”) and Bayshore Rawbar, LLC (“Rawbar”), (collectively, “Bayshore”) which own and operate a restaurant, office/retail and marina property located in Coconut Grove (Miami), Florida known as Monty’s (“Monty’s”). The other 50% owner of Bayshore is The Christoph Family Trust (“CFT”). Members of CFT are experienced real estate and marina operators. The Monty’s property is subject to a ground lease with the City of Miami, Florida which expires on May 31, 2035. Under the lease, Bayshore pays percentage rents ranging from 8% to 15% of gross revenues from various components of the project. Total rent paid, including sales tax, for the years ended December 31, 2012 and 2011 was approximately $901,000 and $886,000, respectively.

The Monty’s property consists of a two story building with approximately 40,000 rentable square feet and approximately 3.7 acres of submerged land with a 132-boat slip marina. It includes a 16,000 square foot indoor-outdoor raw bar restaurant and 24,000 square feet of office/retail space of which approximately 15,000 square feet were leased to tenants operating boating and marina related businesses as of December 31, 2012.

The excess of capitalized cost assigned to specific assets over the 2004 purchase price of Monty’s was recorded as goodwill. Since goodwill is an indefinite-lived intangible asset it is reviewed for impairment at each reporting period or whenever an event occurs or circumstances change that would more likely than not reduce fair value below carrying amount. Goodwill is carried at historical cost if its estimated fair value is greater than its carrying amounts. However, if its estimated fair value is less than the carrying amount, goodwill is reduced to its estimated fair value through an impairment charge to the consolidated statements of comprehensive income. For the years ended December 31, 2012 and 2011 the Company did not recognize a loss from goodwill impairment.

Since the acquisition in August 2004, improvements totaling approximately $6.8 million have been made to the Monty’s property, net of disposals. These improvements primarily consisted of the expansion of the restaurant to provide an indoor area, improvements to the office/retail space which includes approximately 24,000 square feet leased or available for lease as of December 31, 2012 and parking lot and landscaping improvement to the property.

The Monty’s property is encumbered by a mortgage loan which is collateralized by substantially all of the property and equipment of Bayshore including the lease with the City of Miami. The loan is guaranteed by the members of Bayshore as well as a personal guarantee from the trustee of one of the members. As of December 31, 2012 and 2011 the outstanding balance of the loan was $8.2 million and $8.5 million, respectively. In March 2011the terms of this loan were amended and restated and the principal balance was paid down by approximately $1.6 million to $8.8 million. The modified loan calls for equal monthly installments of approximately $82,000 including principal and interest. Interest is calculated at the one month LIBOR Rate (.27% at December 31, 2012) plus 2.45%. The note is due, with a balloon payment, on August 19, 2020. The note includes certain covenants regarding income. As of December 31, 2012, Bayshore is in compliance with the covenants. Bayshore paid a fixed fee of $198,400 per the terms of the amended swap agreement to pay down the balance to that of the amended note.

Summarized combined statements of income for Landing and Rawbar for the years ended December 31, 2012 and 2011 are presented below (Note: the Company’s ownership percentage in these operations is 50%):

Summarized combined statements of income Bayshore Landing, LLC and Bayshore Rawbar, LLC	For the year ended December 31, 2012	For the year ended December 31, 2011

Revenues:
Food and Beverage Sales	$6,179,000	$5,857,000
Marina dockage and related	1,100,000	1,064,000
Retail/mall rental and related	663,000	630,000
Total Revenues	7,942,000	7,551,000

Expenses:
Cost of food and beverage sold	1,770,000	1,682,000
Labor and related costs	1,232,000	1,123,000
Entertainers	200,000	194,000
Other food and beverage related costs	535,000	553,000
Other operating costs (including bad debts)	562,000	498,000
Repairs and maintenance	411,000	340,000
Insurance	497,000	561,000
Utilities	238,000	260,000
Rent	901,000	886,000
Interest expense, net of interest income	645,000	691,000
Depreciation	663,000	810,000
Realized loss on interest rate swap	—	198,000
Total Expenses	7,654,000	7,796,000

Net income (loss)	$288,000	$(245,000)

(a) Reference is made to Note 1. Description of Business and Summary of Significant Accounting Policies

4.    INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities consist primarily of large capital corporate equity and debt securities in varying industries or issued by government agencies with readily determinable fair values (see table below). These securities are stated at market value, as determined by the most recently traded price of each security at the balance sheet date. Consistent with the Company's overall current investment objectives and activities its entire marketable securities portfolio is classified as trading. Accordingly all unrealized gains and losses on this portfolio are recorded in income. For the years ended December 31, 2012 and 2011 net unrealized gain (loss) on trading securities was approximately $86,000 and ($189,000), respectively.

	December 31, 2012			December 31, 2011
	Cost	Fair	Unrealized	Cost	Fair	Unrealized
Description	Basis	Value	Gain (loss)	Basis	Value	Gain (loss)
Real Estate Investment Trusts	$174,000	$122,000	$(52,000)	$231,000	$154,000	$(77,000)

Mutual Funds	760,000	817,000	57,000	418,000	457,000	39,000
Other Equity Securities	570,000	557,000	(13,000)	532,000	523,000	(9,000)

Total Equity Securities	1,504,000	1,496,000	(8,000)	1,181,000	1,134,000	(47,000)
Debt Securities	621,000	662,000	41,000	889,000	885,000	(4,000)
Total	$2,125,000	$2,158,000	$33,000	$2,070,000	$2,019,000	$(51,000)

As of December 31, 2012, debt securities are scheduled to mature as follows:

	Cost	Fair Value
2013 – 2017	$25,000	$26,000
2018 – 2022	235,000	256,000
2023 – thereafter	361,000	380,000
	$621,000	$662,000

Net gain from investments in marketable securities for the years ended December 31, 2012 and 2011 is summarized below:

Description	2012	2011
Net realized gain from sales of marketable securities	$35,000	$130,000
Net unrealized gain (loss) from marketable securities	86,000	(189,000)
Total net gain (loss) from investments in marketable securities	$121,000	$(59,000)

Net realized gain from sales of marketable securities consisted of approximately $152,000 of gains net of $117,000 of losses for the year ended December 31, 2012. The comparable amounts in fiscal year 2011 were gains of approximately $212,000 and losses of $82,000.

Consistent with the Company’s overall current investment objectives and activities the entire marketable securities portfolio is classified as trading (as defined by U.S. generally accepted accounting principles). Unrealized gains or loss of marketable securities on hand are recorded in income.

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

The Company’s portfolio of other investments consists of approximately 30 individual investments primarily in limited partnerships with varying investment objectives and focus. Management has categorized these investments by investment focus: technology and communications, diversified businesses/distressed debt, real estate related, stock and debt funds.

As of December 31, 2012 and 2011 other investments had an aggregate carrying value of $3.6 million and $3.7 million, respectively. The Company has committed to fund approximately an additional $975,000 as required by agreements with the investees. The carrying value of these investments is equal to contributions less distributions and other than temporary loss valuation adjustments. During each of the years ended December 31, 2012 and 2011 the Company made contributions of approximately $244,000, and received distributions from these investments of $662,000 and $211,000, respectively.

The Company’s other investments are summarized below.

	Carrying values as of December 31,
Investment Focus	2012	2011
Venture capital funds – technology and communications	$514,000	$478,000
Venture capital funds – diversified businesses	1,337,000	1,444,000
Real estate and related	1,453,000	1,523,000
Other	300,000	300,000
Totals	$3,604,000	$3,745,000

The Company regularly reviews the underlying assets in its investment portfolio for events, including but not limited to bankruptcies, closures and declines in estimated fair value, that may indicate the investment has suffered other-than-temporary decline in value. When a decline is deemed other-than-temporary, an investment loss is recognized.

Net income from other investments is summarized below (excluding other than temporary impairment loss):

	2012	2011
Income from investment in 49% owned affiliate (a)	$57,000	$41,000
Real estate and related (b)	223,000	—
Venture capital funds – diversified businesses (c)	121,000	27,000
Other	—	1,000
Total net income from other investments	$401,000	$69,000

(a)                 This gain represents income from the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”). The decrease in income is due to decrease net income of TGIF as a result of lower investment income. In 2012 and 2011 TGIF declared and paid a cash dividend, the Company’s portion of which was approximately $196,000 and $168,000, respectively. These dividends were recorded as reduction in the investment carrying value as required under the equity method of accounting for investments.

(b)           The gain in 2012 consists primarily of one cash distribution from an investment in real estate partnership which distributed proceeds from sales of its real estate.

(c)            The gain in 2012 consists of cash distributions from various investments in partnerships owning diversified businesses which made cash distributions from the sale or refinancing of operating companies in 2012. The gain in 2011 consists of cash distributions from an investment in one partnership owning diversified businesses which made cash distributions from the sale or refinancing of operating companies in 2011.

Other than temporary impairment losses from other investments

For the years ended December 31, 2012 and 2011 approximately $28,000 and $87,000, respectively, of valuation losses from other than temporary impairment losses from other investments were recorded. In 2012 this primarily consisted of an increased valuation loss of $28,000 from an investment in a private partnership which operates and leases executive suites in Miami, Florida. The Company has funded $120,000 to date and the losses incurred were associated with the start up costs of the venture. In 2011 this primarily consisted of a valuation loss of $84,000 from the same investment.

	2012	2011
Real estate and related	$(28,000)	$(84,000)
Other	—	(3,000)
Total other than temporary impairment loss from other investments	$(28,000)	$(87,000)

Net gain or loss from other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net earnings. However, the amount of investment gain or loss from other investments for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2012 and December 31, 2011, aggregated by investment category and the length of time that investments have been in a continuous loss position:

	As of December 31, 2012
	Less than 12 Months		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$11,000	$(10,000)	$374,000	$(69,000)	$384,000	$(79,000)
Partnerships owning diversified businesses	—	—	241,000	(5,000)	241,000	(5,000)
Partnerships owning real estate and related investments	—	—	231,000	(49,000)	231,000	(49,000)
Total	$11,000	$(10,000)	$846,000	$(123,000)	$856,000	$(133,000)

	As of December 31, 2011
	Less than 12 Months		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$327,000	$(20,000)	$47,000	$(39,000)	$374,000	$(59,000)
Partnerships owning diversified businesses	—	—	228,000	(61,000)	228,000	(61,000)
Partnerships owning real estate and related investments	—	—	256,000	(56,000)	256,000	(56,000)
Total	$327,000	$(20,000)	$531,000	$(156,000)	$858,000	$(176,000)

6. INTEREST RATE SWAP CONTRACT

The Company is exposed to interest rate risk on its Bayshore bank loan. In 2004, in order to minimize the effect of changes in interest rates, Bayshore entered into an interest rate swap contract under which it agrees to pay an amount equal to a specified rate of 7.57% times a notional principal approximating the outstanding loan balance, and to receive in return an amount equal to the one-month LIBOR Rate (.21% at December 31, 2012) plus 2.45%. The Company designated this interest rate swap contract as a cash flow hedge. As of December 31, 2012 and 2011, the fair value of the cash flow hedge was a loss of $1,965,000 and $1,975,000, respectively, which has been recorded as other comprehensive loss and will be reclassified to interest expense over the life of the swap contract.

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

The following tables present the required disclosures in accordance with ASC Topic 815-10:

Fair Values of Derivative Instruments:
	Liability Derivative
	December 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments:
Interest rate swap contract	Liabilities	$1,965,000	Liabilities	$1,975,000

Total derivatives designated as hedging instruments		$1,965,000		$1,975,000

The Effect of Derivative Instruments on the Statements of Comprehensive Income for the Years Ended December 31, 2012 and 2011:

	Amount of Gain or (Loss)
	Recognized in OCI on
	Derivative
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	(Effective Portion)

	For the year ended	For the year ended
	December 31, 2012	December 31, 2011

Interest rate swap contracts	$5,000	$(256,500)
Total	$5,000	$(256,500)

7.    FAIR VALUE INSTRUMENTS

In accordance with ASC Topic 820, the Company measures cash and equivalents, marketable debt and equity securities and interest rate swap contract at fair value on a recurring basis. Other investments and goodwill are measured at fair value on a nonrecurring basis.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis during the year ended December 31, 2012 and 2011, using quoted prices in active markets for identical assets (Level 1) and significant other observable inputs (Level 2). For the year ended December 31, 2012 and 2011, there were no major assets or liabilities measured at fair value on a recurring basis which uses significant unobservable inputs (Level 3):

	Fair value measurement at reporting date using
	Total December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Time deposits	$54,000	—	$54,000	—
Money market mutual funds	783,000	$783,000	—	—
Marketable securities:
Corporate debt securities	662,000	—	662,000	—
Marketable equity securities	1,497,000	1,497,000	—	—
Total assets	$2,996,000	$2,280,000	$716,000	$—

Liabilities:
Interest rate swap contract	1,965,000	—	1,965,000	—
Total liabilities	$1,965,000	—	$1,965,000	—

	Fair value measurement at reporting date using
	Total December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Time deposits	$54,000	—	$54,000	—
Money market mutual funds	1,537,000	$1,537,000	—	—
Marketable securities:
Corporate debt securities	885,000	—	885,000	—
Marketable equity securities	1,134,000	1,134,000	—	—
Total assets	$3,610,000	$2,671,000	$939,000	$—

Liabilities:
Interest rate swap contract	1,975,000	—	1,975,000	—
Total liabilities	$1,975,000	—	$1,975,000	—

Carrying amount is the estimated fair value for corporate debt securities and time deposits based on a market-based approach using observable (Level 2) inputs such as prices of similar assets in active markets. The fair value of the interest rate swap contract payable is based on the value provided by the issuing bank on a monthly basis.

The following are the major categories of assets and liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2012 and 2011. This category includes other investments and goodwill which are measured using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

	Fair value measurement at reporting date using
	Total December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total losses for year ended
Description	2012	(Level 1)	(Level 2) (a)	(Level 3) (b)	12/31/2012
Assets:
Other investments by investment focus:
Technology & Communication	$514,000	$—	$514,000	$—	$—
Diversified businesses	1,337,000	—	1,337,000	—	—
Real estate and related	1,453,000	—	500,000	953,000	28,000
Other	300,000	—	—	300,000	—
	$3,604,000	$—	$2,351,000	$1,253,000	$28,000

Goodwill (Bayshore)	5,628,000			5,628,000	—
Total assets	$9,232,000	$—	$2,351,000	$6,881,000	$28,000

	Fair value measurement at reporting date using
	Total December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total losses for year ended
Description	2011	(Level 1)	(Level 2) (a)	(Level 3) (b)	12/31/2011
Assets:
Other investments by investment focus:
Technology & Communication	$478,000	$—	$478,000	$—	$2,000
Diversified businesses	1,445,000	—	1,445,000	—	—
Real estate and related	1,523,000	—	542,000	981,000	84,000
Other	300,000	—	—	300,000	—
	$3,746,000	$—	$2,465,000	$1,281,000	$86,000

Goodwill (Bayshore)	5,628,000			5,628,000	—
Total assets	$9,374,000	$—	$2,465,000	$6,909,000	$86,000

(a)	Other investments measured at fair value on a non-recurring basis include investments in certain entities that calculate net asset value per share (or its equivalent such as member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed, “NAV”). This class primarily consists of private equity funds that have varying investment focus. These investments can never be redeemed with the funds. Instead, the nature of the investments in this class is that distributions are received through the liquidation of the underlying assets of the fund. If these investments were held it is estimated that the underlying assets of the fund would be liquidated over 5 to 10 years. As of December 31, 2012, it is probable that all of the investments in this class will be sold at an amount different from the NAV of the Company’s ownership interest in partners’ capital. Therefore, the fair values of the investments in this class have been estimated using recent observable information such as audited financial statements and/or statements of partners’ capital obtained directly from investees on a quarterly or other regular basis. During the year ended December 31, 2012, the Company made contributions totaling $244,000 in this type of investment. These contributions include one new investment in a medical technology related company for $51,000 which was fully funded in January 2012 and follow on contributions totaling $176,000 towards funding commitments in various other existing investments. As of December 31, 2012, the amount of the Company’s unfunded commitments related to the aforementioned investments is approximately $871,000.

(b)	Other investments above which are measured on a nonrecurring basis using Level 3 unobservable inputs consist of investments primarily in commercial real estate in Florida through private partnerships and two investments in the stock of private banks in Florida and Texas. The Company does not know when it will have the ability to redeem the investments and has categorized them as a Level 3 fair value measurement. The Level 3 real estate and related investments of approximately $953,000 include one investment in a commercial building located near the Company’s offices purchased in 2005 with a carrying value as of December 31, 2012 of $724,000. These investments are measured using primarily inputs provided by the managing member of the partnerships with whom the Company has done similar transactions in the past and is well known to management. The fair values of these real estate investments have been estimated using the net asset value of the Company’s ownership interest in partners’ capital. The investments in private bank stocks include a private bank and trust located in Coral Gables, Florida in the amount of $250,000 made in 2009, and a $50,000 investment in a bank located in El Campo, Texas made in 2010. The fair values of these bank stock investments have been estimated using the cost method less distributions received and other than temporary impairments. This investment is valued using inputs provided by the management of the banks.

The following table includes a roll-forward of the investments classified within level 3 of the fair value hierarchy for the year ended December 31, 2012:

Level 3 Investments:
Balance at January 1, 2012	$1,281,000
Additional investment in limited partnership	—
Other than temporary impairment loss	(28,000)
Transfers from Level 2	—
Balance at December 31, 2012	$1,253,000

Goodwill is valued as described in our summary of significant accounting policies. No impairment loss was recognized for the years ended December 31, 2011 and 2012.

8.    INVESTMENT IN AFFILIATE

Investment in affiliate consists of CII’s 49% equity interest in T.G. I.F. Texas, Inc. (“T.G.I.F.”). T.G.I.F. is a Texas Corporation which holds promissory notes receivable from its shareholders, including CII and Maurice Wiener, the Chairman of the Company and T.G.I.F. Reference is made to Note 12 for discussion on notes payable by CII to T.G. I.F. This investment is recorded under the equity method of accounting. For the years ended December 31, 2012 and 2011, income from investment in affiliate amounted to approximately $57,000 and $41,000, respectively and is included in net income from other investments in the consolidated statements of comprehensive income. In December 2012 and 2011 T.G.I.F. declared and paid a cash dividend of $.07 and $.06 per share, respectively. CII’s dividend amount received was approximately $196,000 and $168,000 in 2012 and 2011, respectively. This dividend is recorded as a reduction in the carrying amount of CII investment in T.G.I.F. as required under the equity method of accounting.

9.    LOANS, NOTES AND OTHER RECEIVABLES

	As of December 31,
Description	2012	2011
Promissory note and accrued interest due from individual (a)	$208,000	$205,000
Rent due from Bayshore tenant, net of bad debt allowance (b)	206,000	259,000
Other	88,000	105,000
Total loans, notes and other receivables	$502,000	$569,000

(a)          In December 2007 the Company loaned $400,000 to a local real estate developer who is well known to the Company and which loan is secured by numerous real estate interests. In 2010 $197,000 of principal payments were received. The loan calls for interest only payments at an annual rate of 9% with all principal due on March 30, 2013 (as extended).

(b)          Rent due from Bayshore tenants are primarily from one marina tenant. As of December 31, 2012 and 2011 an allowance for bad debt of $250,000 and $150,000, respectively, has been recorded for this tenant. This tenant’s lease was amended in December 2010 and the number of slips rented to this tenant was significantly reduced. The tenant is current on all payments due under amended lease.

10.    NOTES AND ADVANCES DUE FROM AND TRANSACTIONS WITH RELATED PARTIES

The Company has an agreement (the "Agreement") with HMGA, Inc. (formerly HMG Advisory Corp.) (the "Adviser") for its services as investment adviser and administrator of the Company's affairs. All officers of the Company who are officers of the Adviser are compensated solely by the Adviser for their services.

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

In 2012 the shareholders approved the renewal and amendment of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2013, and expiring December 31, 2013.

For the years ended December 31, 2012 and 2011, the Company and its subsidiaries incurred Adviser fees of approximately $1,056,000 and $1,020,000, respectively, of which $1,020,000 represented regular compensation for 2012 and 2011. In 2012 Advisor fees include $36,000 in incentive fee compensation. There was no incentive compensation for 2011.

At December 31, 2012 and 2011, the Company had amounts due from the Adviser and subsidiaries of approximately $397,000. The amount due from the Adviser and subsidiaries bears interest at prime plus 1% and is due on demand.

The Adviser leases its executive offices from CII pursuant to a lease agreement. This lease agreement calls for base rent of $48,000 per year payable in equal monthly installments. Additionally, the Adviser is responsible for all utilities, certain maintenance, and security expenses relating to the leased premises. The lease term is five years, expiring in November 2014.

In August 2004 HMG Advisory Bayshore, Inc. ("HMGABS") (a wholly owned subsidiary of the Adviser) was formed for the purposes of overseeing the Monty’s restaurant operations acquired in August 2004. For the years ended December 31, 2012 and 2011 HMGABS received $25,000 in management fees from the Monty’s restaurant.

The Company, through its 75% owned joint venture South Bayshore Associates ("SBA"), has a note receivable from Transco (a 42% shareholder of the Company) of $300,000. This note bears interest at the prime rate and is due on demand.

Mr. Wiener is an 18% shareholder and the chairman and director of T.G.I.F. Texas, Inc., a 49% owned affiliate of CII (See Note 8). As of December 31, 2012 and 2011, T.G.I.F. had amounts due from CII in the amount of approximately $2,815,000 and $3,180,000, respectively. These amounts are due on demand and bear interest at the prime rate. All interest due has been paid.

T.G.I.F. also owns 10,000 shares of the Company’s common stock it purchased at market value in 1996.

As of December 31, 2012 and 2011 T.G.I.F. had amounts due from Mr. Wiener in the amount of approximately $707,000. These amounts bear interest at the prime rate and principal and interest are due on demand. All interest due has been paid.

Mr. Wiener received consulting and director’s fees from T.G.I.F totaling $22,000 for each of the years ended December 31, 2012 and 2011.

11.    OTHER ASSETS

The Company’s other assets consisted of the following as of December 31, 2012 and 2011:

Description	2012	2011
Deferred loan costs, net of accumulated amortization	$112,000	$121,000
Prepaid expenses and other assets	285,000	333,000
Food/beverage & spa inventory	94,000	65,000
Utility deposits	119,000	106,000
Deferred leasing costs	34,000	28,000
Total other assets	$644,000	$653,000

12. MORTGAGES AND NOTES PAYABLES

	December 31,
	2012	2011
Collateralized by Investment Properties (Note 2)

Monty’s restaurant, marina and retail rental space:
Mortgage loan payable with interest 7.57% after taking into effect interest rate swap; principal and interest payable in equal monthly payments of approximately $82,000 per month with balloon payment due on maturity on August 19, 2020, as amended March 15, 2011 (a).	$8,190,000	$8,532,000

Other (unsecured) (Note 8):
Note payable to affiliate:
Note payable is to affiliate T.G.I.F., interest at prime (3.25% at 12/31/12) payable monthly. Principal outstanding is due on demand.	2,815,000	3,181,000
Totals	$11,005,000	$11,713,000

(a)	On March, 11 2011 this loan was amended and restated to approximately $8.8 million. The loan balance as of December 31, 2012 is approximately $8.2 million. The loan is payable in monthly installments of approximately $82,000 including principal and interest. Interest remains at the same terms calculated at one-month LIBOR rate (.21% at December 31, 2012) plus 2.45%. The loan is unconditionally guaranteed by the Company and CFT, as well as a personal guarantee from a Trustee of CFT. The loan includes certain covenants including debt service coverage. The Company is in compliance with all debt covenants as of December 31, 2012. See Note 6 for discussion of interest rate swap agreement related to this loan.

A summary of scheduled principal repayments or reductions for all types of notes and mortgages payable is as follows:

Year ending December 31,	Amount
2013	$3,185,000
2014	401,000
2015	430,000
2016	430,000
2017	430,000
2018 and thereafter	6,129,000
Total	$11,005,000

13.    LEASE COMMITMENTS

The Company’s 50% owned subsidiary (Landing), as lessee, leases land and submerged lands on which it operates the Monty’s property under a lease with the city of Miami which expires on May 31, 2035. Under the lease, the Company pays percentage rents ranging from 8% to 15% of gross revenues from various components of the property’s operations. Total rent paid, to the city of Miami (including sales tax) for the years ended December 31, 2012 and 2011 was approximately $901,000 and $886,000, respectively.

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

The Company accounts for income taxes in accordance with ASC Topic 740, "Accounting for Income Taxes". ASC Topic 740 requires a Company to use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes only pertain to CII. As a result of timing differences associated with the carrying value of other investments and depreciable assets and the future benefit of a net operating loss, the Company has recorded a net deferred tax asset as of December 31, 2012 and 2011 of $698,000 and $632,000, respectively. A valuation allowance against deferred tax asset has not been established as it is more likely than not, based on the Company’s previous history, that these assets will be realized.

As of December 31, 2012 the Company (excluding CII) has an estimated net operating loss carryover of approximately $5.1 million of which expires as follows:

NOL	Expiration Year
$571,000	2025
786,000	2026
500,000	2027
422,000	2028
754,000	2029
576,000	2030
1,083,000	2031
198,000	2032
$4,890,000	Total

As of December 31, 2012 CII has an estimated net operating loss carryover (NOL) of approximately $1.3 million which expires as follows:

NOL	Expiration Year
$44,000	2018
386,000	2022
14,000	2024
13,000	2026
81,000	2028
141,000	2029
356,000	2030
40,000	2031
197,000	2032
$1,272,000	Total

The components of income before income taxes and the effect of adjustments to tax computed at the federal statutory rate for the years ended December 31, 2012 and 2011 were as follows:

	2012	2011
Loss before income taxes	$(60,000)	$(1,093,000)
Computed tax at federal statutory rate of 34%	$(20,000)	$(372,000)
State taxes at 5.5%	(4,000)	(60,000)
REIT related adjustments	(21,000)	401,000
Unrealized loss (gain) from marketable securities for book not tax	(31,000)	52,000
Other items, net	10,000	(173,000)
Benefit from income taxes	$(66,000)	$(152,000)

The REIT related adjustments represent the difference between estimated taxes on undistributed income and/or capital gains and book taxes computed on the REIT’s income before income taxes.

The benefit from income taxes in the consolidated statements of comprehensive income consists of the following:

Year ended December 31,	2012	2011
Current:
Federal	—	—
State	—	—
	—	—
Deferred:
Federal	$(60,000)	$(137,000)
State	(6,000)	(15,000)
	(66,000)	(152,000)
Total	$(66,000)	$(152,000)

As of December 31, 2012 and 2011, the components of the deferred tax assets and liabilities are as follows:

	As of December 31, 2012		As of December 31, 2011
	Deferred tax		Deferred tax
	Assets	Liabilities	Assets	Liabilities
Net operating loss carry forward	$471,000		$411,000
Excess of book basis of 49% owned corporation over tax basis		$418,000		$470,000
Excess of tax basis over book basis of assets associated with real estate interests held for sale	286,000		278,000
Unrealized gain on marketable securities		32,000		1,000
Excess of tax basis over book basis of other investments	508,000	117,000	484,000	70,000
Totals	$1,265,000	$567,000	$1,173,000	$541,000

15.    STOCK-BASED COMPENSATION

The Company’s 2011 Stock Option Plan provides for the grant of options to purchase up to 120,000 shares of the Company’s common stock to the officers and directors of the Company.

There were no options granted, exercised or forfeited during the year ended December 31, 2012.

On March 23, 2011 options were granted to all officers and directors to purchase an aggregate of 102,100 common shares at no less than 100% of the fair market value at the date of grant. These options were issued after approval of the Plan by shareholders on August 25, 2011. These options were vested when issued, except for some of the stock options granted to the President and CEO which vest in 2012 and 2013. Options are not transferable and expire on August 25, 2016 or upon termination of employment, except to a limited extent in the event of retirement, disability or death of the grantee. Stock options issued to the CEO have an exercise price of 110% of the fair market value at the date of grant. The average exercise price of the options granted in 2011 was $4.99 per share. The Company’s stock price on the date of grant was $4.80 per share.

The Company’s policy is to record stock compensation expense in accordance with ASC Topic 505-50, "Equity-Based Payments to Non-Employees". Options granted during 2011 were valued at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have some vesting restrictions and are not transferable. The per share weighted average fair value of stock options granted during the nine months in 2011 was $.63 and was determined using the following assumptions: expected price volatility 16.25%, risk-free interest rate ranging between .11% and .47%, zero expected dividend yield and five years expected life of options. The expected term of options granted is based on historical experience with past option holders, and represents the period of time that options granted are expected to be outstanding.  The Company’s stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. It is management’s opinion that the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

The Company’s non-employee stock compensation expense based on the fair value at the date of grant for stock options was approximately $12,000 and $53,000 for the years ended December 31, 2012 and 2011, respectively, and is included in the results of operations in the condensed consolidated financial statements.

As of December 31, 2012, there was approximately $5,000 of total unrecognized non-employee stock compensation expense related to unvested stock options under the Plan. This expense is expected to be recognized over the vesting periods ending August 25, 2013.

A summary of the status of the Company’s stock option plan as of December 31, 2012 and December 31, 2011, and changes during the periods ending on those dates are presented below:

	As of December 31, 2012		As of December 31, 2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the period	102,100	$4.99	102,100	$8.83
Granted	—	—	102,100	$4.99
Exercised	—	—	—	—
Expired	—	—	(102,100)	$8.83
Forfeited	—	—	—	—
Outstanding at the end of the period	102,100	$4.99	102,100	$4.99

Options exercisable at period-end	102,100	$4.99	102,100	$4.99
Weighted average fair value of options granted during the period	—	—	102,100	$.64
Aggregate intrinsic value of outstanding and exercisable options at the end of the period	—	—		—

16.    OPERATING LEASES AS LESSOR

Bayshore, as lessor, leases various office and dock space under non-cancelable operating leases that expire at various dates through 2022. Annual minimum lease payments due from leases to non-combined, third party tenants under non-cancelable operating leases are included in the table below.

These leases are classified as operating leases and generally require the tenant to pay all costs associated with the property. Minimum annual rentals on non-cancelable leases in effect at December 31, 2012, are as follows:

Year ending December 31,	Amount
2013	$522,000
2014	518,000
2015	469,000
2016	374,000
2017	320,000
2018 and subsequent years	583,000
Total	$2,786,000

17.   DISCONTINUED OPERATIONS AND REAL ESTATE INTERESTS HELD FOR SALE

On February 25, 2013 the Company completed the sale of its interests in Grove Isle Associates LLLP, Grove Isle Yacht Club Associates, Grove Isle Investments Inc. and CII Yacht Club, Inc., which represent interests in the Grove Isle hotel, club, tennis courts and marina (collectively, the “Grove Isle Property”) to Grove Isle Yacht & Tennis, LLC, a Florida limited liability company and an unrelated entity (“the Purchaser”), pursuant to a purchase agreement entered into on the same day. The purchase price was $24.4 million, consisting of $23.4 million in cash and a $1 million promissory note due from the Purchaser. Approximately $2.7 million of the proceeds were used to pay off the existing mortgage on the Grove Isle Property.

The Company’s interest in Grove Spa, LLC was not sold as part of the transaction described above, however the Purchaser has an option to purchase our 50% interest in the spa for $100,000, and accordingly this interest is classified as held for sale.

We have classified the results of operations for the real estate interests discussed above into discontinued operations in the accompanying consolidated financial statements of operations.

	For the years ended December 31,
	2012	2011
Revenues:
Rental and related revenue	$1,139,000	$1,204,000
Marina revenue	557,000	556,000
Spa revenue	430,000	535,000
Other	—	31,000
Total revenue	2,126,000	2,326,000

Expenses:
Rental operating expenses	4,000	49,000
Marina expenses	495,000	519,000
Spa expenses	392,000	538,000
Interest expense	124,000	97,000
Depreciation, amortization and other expenses	277,000	458,000
Total expenses	1,292,000	1,661,000

Income from discontinued operations	$834,000	$665,000

The major classes of assets and liabilities associated with the real estate interest held for sale as of December 31, 2012 and 2011 were as follows:

	December 31, 2012	December 31, 2011
Grove Isle land, hotel, club building and marina	$1,801,000	$1,870,000
Grove Isle spa building, improvements, furniture, fixtures and equipment (before 50% noncontrolling interest)	1,434,000	1,577,000
Other assets	172,000	177,000
Assets associated with real estate interest held for sale	$3,407,000	$3,624,000

Mortgage note payable	$2,696,000	$2,819,000
Accrued and other liabilities	23,000	97,000
Obligations associated with real estate interest held for sale	$2,719,000	$2,916,000

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

Management’s Assessment on Internal Control over Financial Reporting/Limitations on the Effectiveness of Controls and Permitted Omission from Management’s Assessment

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of the internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) as of October 2, 2010, based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO").  Management has selected the COSO framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board that is free from bias, permits reasonably consistent qualitative and quantitative measurement of our internal controls, is sufficiently complete so that relevant controls are not omitted and is relevant to an evaluation of internal controls over financial reporting.

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

Management, including the Principal Executive and Principal Financial Officers, based on their evaluation of our internal control over financial reporting, has concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Item 9B. Other Information.

None.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance.

Listed below is certain information relating to the executive officers and directors of the Company:

Name and Office	Age	Principal Occupation and Employment other than With the Company During the Past Five Years - Other Directorships

Maurice Wiener; Chairman of the Board of Directors and Chief Executive Officer	71	Chairman of the Board and Chief Executive Officer of the Adviser; Executive Trustee, Transco; Director, T.G.I.F. Texas, Inc
Larry Rothstein; Director, President, Treasurer and Secretary	60	Director, President and Secretary of the Adviser; Trustee and Vice President of Transco; Vice President and Secretary, T.G.I.F. Texas, Inc.
Carlos Camarotti; Vice President-Finance and Assistant Secretary	52	Vice President - Finance and Assistant Secretary of the Adviser.
Walter Arader; Director	94	President, Walter G. Arader and Associates (financial and management consultants).
Harvey Comita; Director	83	Business Consultant; Trustee of Transco Realty Trust.
Richard Wiener; Director	71	Practicing attorney - real estate and commercial transactions.

All executive officers of the Company were elected to their present positions to serve until their successors are elected and qualified at the 2013 annual organizational meeting of directors immediately following the annual meeting of shareholders. All directors of the Company were elected to serve until the next annual meeting of shareholders and until the election and qualification of their successors.

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

Code of Ethics.

The Company has adopted a Code of Ethics that applies to directors and officers including principal executive officer, principal financial officer, principal accounting officer and controller and HMGA, Inc. (formerly HMG Advisory Corp.) and subsidiaries ("HMGA") and its employees in all instances in which HMGA is acting on behalf of the Company. The Company will provide to any person without charge, upon written request, a copy of the Code of Ethics including any amendments as well as any waivers that are required to be disclosed by the rules of the SEC or the NYSE Amex Stock Exchange.

Audit Committee and Audit Committee Financial Expert.

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Securities Exchange act of 1934, as amended (the "Exchange Act"). The members of the Audit Committee are Messrs. Arader and Comita. The Board of Directors has determined that each of Messrs. Arader and Comita is (1) an "audit committee financial expert," as that term is defined in Item 401(e) of Regulation S-B of the Exchange Act, and (2) independent as defined by the listing standards of the NYSE Amex Stock Exchange and Section 10A(m)(3) of the Exchange Act.

Item 11. Executive Compensation.

Executive officers received no cash compensation from the Company in their capacity as executive officers. Reference is made to Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for information concerning fees paid to the Adviser.

Compensation of Directors. The following table summarizes compensation to existing directors for the year ended December 31, 2012:

Director	Annual Fee	Board Meeting Fee	Committee Meeting Fee	Total Compensation
Maurice Wiener	$17,000	$1,500	—	$18,500
Larry Rothstein	17,000	1,500	$2,250	20,750
Walter Arader	12,000	1,500	2,250	15,750
Harvey Comita	12,000	1,500	2,250	15,750
Richard Wiener	12,000	1,500	—	13,500
Totals	$70,000	$7,500	$6,750	$84,250

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

Outstanding Equity Awards to Executive Officers.

The following table summarizes all outstanding equity awards to the Company’s executive officers as of December 31, 2012.

Executive Officer	Number of Options	Exercise Price	Expiration Date
Maurice Wiener	40,500	$5.28 per share	August 25, 2016
Larry Rothstein	29,900	$4.80 per share	August 25, 2016

Stock Options.

There were no options granted, exercised or forfeited in 2012.

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

Name (7), (8)	Shares Owned by Named Persons & Members of His Family (1)		Additional Shares in Which the named Person Has, or Participates in, the Voting or Investment Power(2)		Total Shares & Percent of Class
Maurice Wiener	51,100	(4)	541,830	(3), (5)	592,930	55%
Larry Rothstein	47,900	(4)	541,830	(3)	589,730	55%
Walter G. Arader	15,400	(4)			15,400	1%
Harvey Comita	10,000	(4)	477,300	(6)	487,300	45%
Richard Wiener	5,000	(4)			5,000	*
All Directors and Officers as a Group	157,700	(4)	541,830	(3)	699,530	65%
Transco Realty Trust 1870 S. Bayshore Drive Coconut Grove, FL 33133	477,300	(5)			477,300	46%
Comprehensive Financial Planning, Inc. 3950 Fairlane Drive Dacula, GA 30019	133,794	(9)			133,794	12%

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

In August 2004 the HMG Advisory Bayshore, Inc. (“HMGABS”) (a wholly owned subsidiary of the Adviser) was formed for the purposes of overseeing the Monty’s restaurant operations acquired in August 2004. For the years ended December 31, 2012 and 2011 HMGABS received $25,000 from Bayshore Rawbar, LLC in management fees.

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

The Adviser.

As of December 31, 2012 and 2011 the Adviser owed the Company approximately $398,000. Amounts due from the Adviser bear interest at the prime rate plus 1% payable monthly, with principal due on demand.

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

South Bayshore Associates (“SBA”).

SBA is a joint venture in which Transco and the Company hold interests of 25% and 75%, respectively. The sole major asset of SBA is a demand note from Transco, bearing interest at the prime rate, with an outstanding balance of approximately $300,000 in principal and interest as of December 31, 2012 and 2011.

The Company also holds a demand note from SBA bearing interest at the prime rate plus 1% with an outstanding balance as of December 31, 2012 and 2011 of approximately $1,184,000 and $1,165,000, in principal and accrued interest, respectively. Interest payments of $10,000 were made in 2012 and 2011. Accrued and unpaid interest is not added to the principal. SBA is a consolidated subsidiary of the Company and the note payable and related interest income is eliminated in consolidation.

CII.

The Company holds a demand note due from its 95%-owned consolidated subsidiary, CII, bearing interest at the prime rate plus 1% with an outstanding balance of $1,092,000 and $827,000 as of December 31, 2012 and 2011, respectively. Repayments from CII to the Company during 2012 and 2011 were $36,000 and $572,000, respectively. Advances from the Company to CII during 2012 were $320,000. There were no advances from the Company to CII in 2011. CII is a consolidated subsidiary of the Company and the note payable and related interest is eliminated in consolidation.

In 1986, CII acquired from the Company the rights to develop the marina at Grove Isle for a promissory note of $620,000 payable at an annual rate equal to the prime rate. The principal is due on demand. Interest payments are due annually in January. Because the Company consolidates CII, the note payable and related interest income is eliminated in consolidation.

Courtland Houston, Inc. (“CHI”)

CHI is 80%-owned by CII and 20% owned by Bernard Lerner, its sole employee. CHI was formed in 2007 with a $140,000 investment by CII. CHI engages in commercial leasing activities in Texas and earns commission and other consulting revenue. Mr. Lerner is a cousin of the Company’s Chairman and CEO Mr. Maurice Wiener. For the years ended December 31, 2011 and 2010 Mr. Lerner was paid a salary of $85,000. For the year ended December 31, 2012 CHI reported no revenues, and for 2011 reported revenues of $50,000.

T.G.I.F.

As of December 31, 2012 and 2011, CII owed approximately $2,814,000 and $3,180,000, respectively, to T.G.I.F. All advances between CII and T.G.I.F. are due on demand and bear interest at the prime rate plus 1%. All interest due has been paid.

As of December 31, 2012 and 2011, T.G.I.F. had amounts due from Mr. Wiener of approximately $707,000. These amounts are due on demand and bear interest at the prime rate. All interest due has been paid. Mr. Wiener received consulting and director’s fees from T.G.I.F of approximately $22,000 for the years ended December 31, 2012 and 2011. Also, T.G.I.F. owns 10,000 shares of the Company which were purchased in 1996 at the market value. In 2012 and 2011 T.G.I.F. declared and paid a cash dividend of $.07 per share and $.06 per share, respectively. CII’s portion of the dividends was approximately $196,000 and $168,000, respectively.

Item 14. Principal Accountants Fees and Services.

The following table sets forth fees billed to the Company by the Company’s independent auditors for the year ended December 31, 2012 and December 31, 2011 for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance. The Audit Committee pre-approved all services rendered by the Company’s independent auditors.

Principal Accountant Fees and Services

For the fiscal year ended	December 31, 2012	December 31, 2011
Audit fees including quarterly reviews	$70,000	$77,000

Tax return preparation fees	15,000	15,000

Total Fees	$85,000	$92,000

Part IV.

Item 15. Exhibits and Financial Statement Schedules.

(a) Exhibits listed in the Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HMG/Courtland Properties, Inc.

March 22, 2013	by:	/s/Maurice Wiener
Maurice Wiener
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/Maurice Wiener	March 22, 2013
Maurice Wiener
Chairman of the Board
Chief Executive Officer

/s/Larry Rothstein	March 22, 2013
Larry Rothstein
Director, President, Treasurer and Secretary
Principal Financial Officer

/s/Walter G. Arader	March 22, 2013
Walter G. Arader, Director

/s/Harvey Comita	March 22, 2013
Harvey Comita, Director

/s/Richard Wiener	March 22, 2013
Richard Wiener, Director

/s/Carlos Camarotti	March 22, 2013
Carlos Camarotti
Vice President - Finance and Controller
Principal Accounting Officer

EXHIBIT INDEX

Description
(3)	(a)	Certificate of Incorporation as amended	Incorporated by reference to Exhibit 3(a) to the 2010 Form 10-K.

	(b)	By-laws	Incorporated by reference to Exhibit 6.1 to the Registration Statement of Hospital Mortgage Group, Inc. on Form S-14, No. 2-64, 789, filed July 2, 1979.

(10)	(a)	Amended and restated lease agreement between Grove Isle Associates, Ltd. and Westgroup Grove Isle Associates, Ltd. dated November 19, 1996.	Incorporated by reference to Exhibit 10(d) to the 1996 Form 10-KSB

	(b)	Master agreement between Grove Isle Associates, Ltd. Grove Isle Clubs Inc., Grove Isle Investments, Inc. and Westbrook Grove Isle Associates, Ltd. dated November 19, 1996.	Incorporated by reference to Exhibit 10(e) to the 1996 Form 10-KSB

	(c)	Agreement Re: Lease Termination between Grove Isle Associates, Ltd. and Grove Isle Club, Inc. dated November 19, 1996.	Incorporated by reference to Exhibit 10(f) to the 1996 Form 10-KSB

	(d)	Amended and restated agreement between NAF Associates and the Company, dated August 31, 1999.	Incorporated by reference to Exhibit 10(f) to the 1999 Form 10-KSB

	(e)	Amendment to Amended and restated lease agreement between Grove Isle Associates, Ltd. and Westgroup Grove Isle Associates, Ltd. dated December 1, 1999.	Incorporated by reference to Exhibit 10(g) to the 1999 Form 10-KSB

	(f)	Lease agreement between Courtland Investments, Inc. and HMG Advisory Corp. dated December 1, 1999.	Incorporated by reference to Exhibit 10(h) to the 1999 Form 10-KSB

	(g)	2000 Incentive Stock Option Plan of HMG/ Courtland Properties, Inc.	Incorporated by reference to Exhibit 10(h) to the 2001 Form 10-KSB

	(h)	Amended and Restated Advisory Agreement between the Company and HMG Advisory Corp. effective January 1, 2003.	Incorporated by reference to Exhibit 10(i) and 10(j) to the 2002 Form 10-KSB

	(i)	Second Amendment to Amended and restated lease agreement included herein between Grove Isle Associated, Ltd. and Westgroup Grove Isle Associates, Ltd. dated September 15, 2004	Incorporated by reference to Exhibit 10(i) to the 2004 Form 10-KSB
	(j)	Operating Agreement of Grove Spa, LLC dated September 15, 2004	Incorporated by reference to Exhibit 10(j) to the 2004 Form 10-KSB

(k)	Sublease between Westgroup Grove Isle Associates, Ltd. and Grove Spa, LLC dated September 15, 2004	Incorporated by reference to Exhibit 10(k) to the 2004 Form 10-KSB Included herein.

(l)	Purchase and Sale Agreement (“Acquisition of Monty’s”) between Bayshore Restaurant Management Corp. and Bayshore Landing, LLC dated August 20, 2004	Incorporated by reference to Exhibit 10(l) to the 2004 Form 10-KSB

(m)	Ground Lease between City of Miami and Bayshore Landing, LLC dated August 20, 2004 and related document	Incorporated by reference to Exhibit 10(m) to the 2004 Form 10-KSB

(n)	Loan Agreement between Wachovia Bank and Bayshore Landing, LLC dated August 20, 2004	Incorporated by reference to Exhibit 10(n) to the 2004 Form 10-KSB

(o)	Operating Agreement of Bayshore Landing, LLC dated August 19, 2004	Incorporated by reference to Exhibit 10(o) to the 2004 Form 10-KSB

(p)	Management Agreement for Bayshore Rawbar , LLC executed by RMI, LLC	Incorporated by reference to Exhibit 10(p) to the 2004 Form 10-KSB

(q)	Management Agreement for Bayshore Rawbar, LLC executed by HMG Advisory Bayshore, Inc.	Incorporated by reference to Exhibit 10(q) to the 2004 Form 10-KSB

(r)	Management and Leasing Agreement for Bayshore Landing, LLC executed by RCI Bayshore, Inc.	Incorporated by reference to Exhibit 10(r) to the 2004 Form 10-KSB

(s)	Assignment and Assumption of Management Agreement by Noble House Grove Isle, Ltd. To GH-Grove Isle Management LLC And Consent by Grove Spa, LLC	Incorporated by reference to Exhibit 10(s) to the 2008 Form 10-K

(t)	Third Amendment to Amended and Restated Lease Agreement	Incorporated by reference to Exhibit 10(t) to the 2008 Form 10-K

(u)	Assignment and Assumption of Lease and Consent of Landlord	Incorporated by reference to Exhibit 10(u) to the 2008 Form 10-K

(v)	Amendment to Operating Agreement of Grove Spa, LLC, A Delaware Limited Liability Company	Incorporated by reference to Exhibit 10(v) to the 2008 Form 10-K

	(w)	First Amendment to Management Agreement	Incorporated by reference to Exhibit 10(w) to the 2008 Form 10-K

	(x)	Interest Purchase Agreement by and among Courtland Investments, Inc., HMG/Courtland Properties, Inc. as Seller and Grove Isle Yacht and Tennis Club, Inc. and Grove Isle Associates LLLP, CII Spa, LLC, Grove Isle Investments, Inc. CII Yacht Club, Inc. and Grove Isle Yacht Club Associates – February 25, 2013	Incorporated by reference to Exhibit 99.1 to Form 8-K filed on February 25, 2013.

(14)		Code of Ethics for Chief Executive Officer and Senior Financial Officers dated May 2003	Incorporated by reference to Exhibit 14 to the 2004 Form 10-KSB

(21)		Subsidiaries to the Company	Included herein.

(31)	(a)	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herein.

	(b)	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herein.

(32)	(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002	Included herein.

	(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002	Included herein.

