Form 10-Q
period 2013-03-31
HMG COURTLAND PROPERTIES INC
filed 2013-05-15
CIK 311817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________

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

Large accelerated filer	☐	Non-accelerated filer	☐	Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act).   Yes   ☐   No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 974,526 Common shares were outstanding as of May 15, 2013.

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

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(UNAUDITED)
ASSETS
Investment properties, net of accumulated depreciation:
Office building and other commercial property	$822,022	$826,061
Total investment properties, net	822,022	826,061

Cash and cash equivalents	23,640,176	1,510,773
Assets associated with real estate interests held for sale	100,000	18,098,789
Investments in marketable securities	2,519,208	2,158,330
Other investments	3,468,270	3,603,655
Investment in affiliate	2,578,474	2,547,572
Loans, notes and other receivables	1,307,813	295,562
Notes and advances due from related parties	699,313	696,909
Deferred taxes	173,000	698,000
Other assets	63,550	36,731
TOTAL ASSETS	$35,371,826	$30,472,382

LIABILITIES
Note payable to affiliate	$2,814,379	$2,814,379
Accounts payable, accrued expenses and other liabilities	83,153	46,550
Due to Adviser	2,063,133	—
Income tax payable	839,000	—
Obligations associated with real estate interests held for sale	—	13,383,821
TOTAL LIABILITIES	5,799,665	16,244,750

STOCKHOLDERS' EQUITY
Excess common stock, $1 par value; 100,000 shares authorized: no shares issued	—	—
Common stock, $1 par value; 1,200,000 shares authorized and 974,526 and 969,526 issued and outstanding as of March 31, 2013 and December 31, 2012, respectively.	974,526	969,526
Additional paid-in capital	24,148,217	24,129,031
Undistributed gains from sales of properties, net of losses	60,113,390	41,572,120
Undistributed losses from operations	(55,921,475)	(54,377,617)
Accumulated other comprehensive loss	—	(982,500)
Total stockholders' equity	29,314,658	11,310,560
Non controlling interest	257,503	2,917,072
TOTAL EQUITY	29,572,161	14,227,632
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,371,826	$30,472,382

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended
	March 31,
	2013	2012

REVENUES
Real estate rentals and related revenue	$16,200	$16,075

EXPENSES
Operating expenses:
Rental and other properties	16,405	36,099
Adviser's base fee	255,000	255,000
General and administrative	96,683	88,406
Professional fees and expenses	68,807	12,342
Directors' fees and expenses	22,500	24,750
Depreciation and amortization	4,039	4,039
Interest expense	22,572	25,770
Total expenses	486,006	446,406

Loss before other income and income taxes	(469,806)	(430,331)

Net realized and unrealized gains from investments in marketable securities	102,643	92,142
Net income from other investments	89,618	47,548
Other than temporary impairment losses from other investments	—	(27,666)
Interest, dividend and other income	41,826	34,227
Total other income	234,087	146,251

Loss before income taxes	(235,719)	(284,080)
Provision for (benefit from) income taxes	—	(4,000)
Loss from continuing operations	(235,719)	(280,080)
Income from discontinued operations	17,305,749	464,989
Net income	17,070,030	184,909
Noncontrolling interests in continuing operations	(12,339)	(3,261)
Noncontrolling interests in discontinued operations	(60,279)	(113,027)
Net income attributable to noncontrolling interest	(72,618)	(116,288)
Net income attributable to the Company	$16,997,412	$68,621

Amounts attributable to the Company
Continuing operations	(248,058)	(283,341)
Discontinued operations	17,245,470	351,962
Net income attributable to the Company	$16,997,412	$68,621

Weighted average common shares outstanding-basic	970,526	1,010,426
Weighted average common shares outstanding-diluted	1,016,191	1,010,426

Net income (loss) per common:
Continuing operations basic and diluted	$(0.26)	$(0.28)
Discontinued operations-basic	$17.77	$0.35
Discontinued operations-diluted	$16.97	$0.35
Basic net income per share	$17.51	$0.07
Diluted net income per share	$16.73	$0.35

Other comprehensive income:
Unrealized gain on interest rate swap agreement	$982,500	$69,000
Total other comprehensive income	982,500	69,000

Comprehensive income	$17,979,912	$137,621

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the Company	$16,997,412	$68,621
Adjustments to reconcile net income attributable to the Company to net cash (used in) provided by operating activities:
Depreciation and amortization	4,039	223,491
Non-employee stock compensation expense	186	4,485
Net income from other investments, excluding impairment losses	(89,618)	(28,529)
Other than temporary impairment losses from other investments	—	27,666
Gain from the sale of discontinued operations	(17,245,470)
Net gain from investments in marketable securities	(102,643)	(92,142)
Net income attributable to non controlling interest	12,339	116,288
Deferred income tax benefit	—	(4,000)
Changes in assets and liabilities:
Other assets and other receivables	(63,737)	146,589
Accounts payable, accrued expenses and other liabilities	36,603	34,245
Total adjustments	(17,448,301)	428,093
Net cash (used in) provided by operating activities	(450,889)	496,714

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of discontinued operations	22,620,426	—
Purchases and improvements of properties	—	(82,518)
Distributions from other investments	217,351	107,058
Contributions to other investments	(23,250)	(73,190)
Net proceeds from sales and redemptions of securities	193,271	446,698
Purchase of marketable securities	(451,506)	(226,233)
Net cash provided by investing activities	22,556,292	171,815

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock options exercised	24,000
Repayment of mortgages and notes payables	—	(113,930)
Net cash provided by (used in) financing activities	24,000	(113,930)

Net increase in cash and cash equivalents	22,129,403	554,599

Cash and cash equivalents at beginning of the period	1,510,773	2,366,363

Cash and cash equivalents at end of the period	$23,640,176	$2,920,962

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$23,000	$221,000
Cash paid during the period for income taxes	—	$—

Non-cash Investing Activities:
Note receivable received for sales of discontinued operations	$1,000,000	$—

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2012. The balance sheet as of December 31, 2012 was derived from audited consolidated financial statements as of that date. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements include the accounts of HMG/Courtland Properties, Inc. (the "Company") and entities in which the Company owns a majority voting interest or controlling financial interest. All material transactions and balances with consolidated and unconsolidated entities have been eliminated in consolidation or as required under the equity method.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Refer to the consolidated financial statements and footnotes thereto included in the HMG/Courtland Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 2012 for recent accounting pronouncements. The Company does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

3. SALE OF REAL ESTATE INTERESTS

As previously reported, on February 25, 2013 the Company completed the sale of its interests in Grove Isle Associates LLLP, Grove Isle Yacht Club Associates, Grove Isle Investments Inc. and CII Yacht Club, Inc., which represent interests in the Grove Isle hotel, club, tennis courts and marina (collectively, the “Grove Isle Property”) to Grove Isle Yacht & Tennis, LLC, a Florida limited liability company and an unrelated entity (“the Purchaser”), pursuant to a purchase agreement entered into on the same day (the “Agreement”). The purchase price was $24.4 million, consisting of $23.4 million in cash and a $1 million promissory note due from the Purchaser. Approximately $2.7 million of the proceeds were used to pay off the existing mortgage on the Grove Isle Property. The Company realized gain on the sale of these interests of approximately $18.7 million (or $18.71 per share) net of incentive fee due to the Adviser of approximately $2.1 million.

As previously reported, on March 29, 2013, pursuant to a Membership Interests Purchase Agreement (the “Agreement”) entered into in December 2012, HMG/Courtland Properties, Inc. and its 95% owned subsidiary, Courtland Investments, Inc. (the “Company”), completed the sale of the Company’s 50% membership interests in Bayshore Landing LLC, Bayshore Rawbar LLC and Bayshore Restaurant LLC, (collectively the “Monty’s property) to the other 50% owner, The Christoph Family Trusts, which are unrelated entities. The purchase price for the membership interests of $3 million was paid in cash. The Company realized a loss on the sale of these interests of approximately $184,000 (or $.19 per share).

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

Net realized and unrealized gain (loss) from investments in marketable securities for the three months ended March 31, 2013 and 2012 is summarized below:

	Three Months Ended March 31,
Description	2013	2013
Net realized (loss) gain from sales of securities	$(3,000)	$49,000
Unrealized net gain in trading securities	106,000	43,000
Total net gain from investments in marketable securities	$103,000	$92,000

For the three months ended March 31, 2013 net realized loss from sales of marketable securities of approximately $3,000 consisted of approximately $23,000 of gross losses net of $20,000 of gross gains. For the three months ended March 31, 2012 net realized gain from sales of marketable securities of approximately $49,000 consisted of approximately $65,000 of gross gains net of $16,000 of gross losses.

Investment gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net earnings. However, the amount of investment gains or losses on marketable securities for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

5. OTHER INVESTMENTS

As of March 31, 2013, the Company’s portfolio of other investments had an aggregate carrying value of approximately $3.5 million and we have committed to fund approximately $749,000 as required by agreements with the investees. The carrying value of these investments is equal to contributions less distributions and loss valuation adjustments. During the three months ended March 31, 2013, cash distributions received from other investments totaled approximately $217,000 from several investments in privately owned partnerships owning diversified operating companies. The Company contributed an additional $23,000 toward fulfilling capital commitments on existing investments.

Net income from other investments for the three months ended March 31, 2013 and 2012, is summarized below:

	2013	2012
Partnership owning real estate & related	$33,000	—
Partnership owning diversified businesses	26,000	$31,000
Venture capital fund – technology	—	—
Income from investment in affiliate -T.G.I.F. Texas, Inc.	31,000	17,000
Total net income from other investments	$90,000	$48,000

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2013 and December 31, 2012, aggregated by investment category and the length of time that investments have been in a continuous loss position:

	As of March 31, 2013
	Less than 12 Months		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$7,000	$(13,000)	$392,000	$(55,000)	$399,000	$(68,000)
Partnerships owning diversified businesses	—	—	241,000	(5,000)	241,000	(5,000)
Partnerships owning real estate and related investments	—	—	233,000	(48,000)	233,000	(48,000)
Total	$7,000	$(13,000)	$866,000	$(108,000)	$873,000	$(121,000)

	As of December 31, 2012
	Less than 12 Months		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$11,000	$(10,000)	$374,000	$(69,000)	$384,000	$(79,000)
Partnerships owning diversified businesses	—	—	241,000	(5,000)	241,000	(5,000)
Partnerships owning real estate and related investments	—	—	231,000	(49,000)	231,000	(49,000)
Total	$11,000	$(10,000)	$846,000	$(123,000)	$856,000	$(133,000)

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

In accordance with ASC Topic 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments as of March 31, 2012 the Company recorded a loss of approximately $28,000 from an investment in a partnership which operates and leases executive suites in Miami, Florida. The Company has funded $120,000 to date in this investment and the losses incurred were associated with the initial start up of the venture in 2010. There were no OTTI impairment valuation adjustments for the three months ended March 31, 2013.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC Topic 820, the Company measures cash and equivalents, marketable debt and equity securities at fair value on a recurring basis. Other investments are measured at fair value on a nonrecurring basis.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2013 and for the year ended December 31, 2012, using quoted prices in active markets for identical assets (Level 1) and significant other observable inputs (Level 2). For the periods presented, there were no major assets measured at fair value on a recurring basis which uses significant unobservable inputs (Level 3):

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurement at reporting date using
Description	Total March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
U.S. Treasury bills	$18,951,000	$18,951,000	$—	—
Money market mutual funds	4,189,000	4,189,000	—	—
Time deposits	55,000	—	55,000	—
Marketable securities:
Marketable equity securities	1,844,000	1,844,000	—	—
Corporate debt securities	675,000	—	675,000	—
Total assets	$25,714,000	$24,984,000	$730,000	$—

	Fair value measurement at reporting date using
	Total December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Time deposits	$54,000	—	$54,000	—
Money market mutual funds	783,000	$783,000	—	—
Marketable securities:
Corporate debt securities	662,000	—	662,000	—
Marketable equity securities	1,497,000	1,497,000	—	—
Total assets	$2,996,000	$2,280,000	$716,000	$—

 Assets measured at fair value on a nonrecurring basis are summarized below:

	Fair value measurement at reporting date using
	Total March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total gains (losses) for three months ended
Description	2013	(Level 1)	(Level 2) (a)	(Level 3) (b)	3/31/2013
Assets:
Other investments by investment focus:
Technology & Communication	$519,000	$—	$519,000	$—	$—
Diversified businesses	1,198,000	—	1,198,000	—	—
Real estate and related	1,451,000	—	500,000	951,000	—
Other	300,000	—	—	300,000	—
	$3,468,000	$—	$2,217,000	$1,251,000	$—

	Fair value measurement at reporting date using
	Total December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total losses for year ended
Description	2012	(Level 1)	(Level 2) (a)	(Level 3) (b)	12/31/2012
Assets:
Other investments by investment focus:
Technology & Communication	$514,000	$—	$514,000	$—	$—
Diversified businesses	1,337,000	—	1,337,000	—	—
Real estate and related	1,453,000	—	500,000	953,000	28,000
Other	300,000	—	—	300,000	—
	$3,604,000	$—	$2,351,000	$1,253,000	$28,000

(a)	Other investments measured at fair value on a non-recurring basis include investments in certain entities that calculate net asset value per share (or its equivalent such as member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed, “NAV”). This class primarily consists of private equity funds that have varying investment focus. These investments can never be redeemed with the funds. Instead, the nature of the investments in this class is that distributions are received through the liquidation of the underlying assets of the fund. If these investments were held it is estimated that the underlying assets of the fund would be liquidated over 5 to 10 years. As of March 31, 2013, it is probable that all of the investments in this class will be sold at an amount different from the NAV of the Company’s ownership interest in partners’ capital. Therefore, the fair values of the investments in this class have been estimated using recent observable information such as audited financial statements and/or statements of partners’ capital obtained directly from investees on a quarterly or other regular basis. During the three months ended March 31, 2013, the Company received distributions of approximately $217,000 from this type of investment primarily from investments in diversified businesses and real estate. During the three months ended March 31, 2013 the Company made contributions totaling $23,000 in this type of investment. As of March 31, 2013, the amount of the Company’s unfunded commitments related to the aforementioned investments is approximately $749,000.

(b)	Other investments above which are measured on a nonrecurring basis using Level 3 unobservable inputs consist of investments primarily in commercial real estate in Florida through private partnerships and two investments in the stock of private banks in Florida and Texas. The Company does not know when it will have the ability to redeem the investments and has categorized them as a Level 3 fair value measurement. The Level 3 real estate and related investments of approximately $953,000 include one investment in a commercial building located near the Company’s offices purchased in 2005 with a carrying value as of March 31, 2013 of $724,000. These investments are measured using primarily inputs provided by the managing member of the partnerships with whom the Company has done similar transactions in the past and is well known to management. The fair values of these real estate investments have been estimated using the net asset value of the Company’s ownership interest in partners’ capital. The investments in private bank stocks include a private bank and trust located in Coral Gables, Florida in the amount of $250,000 made in 2009, and a $50,000 investment in a bank located in El Campo, Texas made in 2010. The fair values of these bank stock investments have been estimated using the cost method less distributions received and other than temporary impairments. This investment is valued using inputs provided by the management of the banks.

There was no activity investments classified within level 3 of the fair value hierarchy for the three months ended March 31, 2013.

7. INCOME TAXES

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

As of March 31, 2013 the Company (excluding CII) had an estimated net operating loss carryover of approximately $4.9 million which is available to partially offset 2013 REIT taxable income generated from gains realized from discontinued operations in 2013. The estimated REIT tax capital gain from the sale of real estate interests in 2013 is $14.8 million. The Company has not determined when and what if any dividend distribution will be made that could fully or partially offset any REIT taxable income.

The Company’s 95%-owned subsidiary, CII, files a separate income tax return and its operations are not included in the REIT’s income tax return.

As of March 31, 2013 CII has an estimated net operating loss carryover of approximately $1.3 million which is available to partially offset 2013 CII taxable income generated primarily from capital gains realized from the sale of real estate interests in 2013. After utilization of net operating loss carryover, CII has estimated a current provision for state and federal income taxes of $839,000.

The Company accounts for income taxes in accordance with ASC Topic 740, "Accounting for Income Taxes". ASC Topic 740 requires a Company to use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes only pertain to CII. As a result of timing differences associated with the carrying value of other investments and depreciable assets and the future benefit of a net operating loss, the Company has recorded a net deferred tax asset as of March 31, 2013 and December 31, 2012 of $173,000 and $698,000, respectively. This decrease of $525,000 is a deferred tax expense and was primarily the result of the utilization of CII net operating loss carryover of $471,000 and a net decrease in investments with tax basis in excess of book of $ 54,000 .

The provision for (benefit from) income taxes in the consolidated statements of comprehensive income consists of the following:

Quarter ended March 31,	2013	2012
Current:
Federal	$676,000	—
State	163,000	—
	839,000	—
Deferred:
Federal	$472,000	$(60,000)
State	53,000	(6,000)
	525,000	(66,000)
Total	$1,364,000	$(66,000)

We adopted the provisions of ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes” on January 1, 2007. This topic clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC Topic 740, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Topic 740-10 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2009, 2010, 2011 and 2012, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2013.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the consolidated financial statements as selling, general and administrative expense.

8. DISCONTINUED OPERATIONS AND REAL ESTATE INTERESTS HELD FOR SALE

As previously reported, on February 25, 2013 the Company completed the sale of its interests in Grove Isle Associates LLLP, Grove Isle Yacht Club Associates, Grove Isle Investments Inc. and CII Yacht Club, Inc., which represent interests in the Grove Isle hotel, club, tennis courts and marina (collectively, the “Grove Isle Property”) to Grove Isle Yacht & Tennis, LLC, a Florida limited liability company and an unrelated entity (“the Purchaser”), pursuant to a purchase agreement entered into on the same day (the “Agreement”). The purchase price was $24.4 million, consisting of $23.4 million in cash and a $1 million promissory note due from the Purchaser. Approximately $2.7 million of the proceeds were used to pay off the existing mortgage on the Grove Isle Property. The Company realized gain on the sale of these interests of approximately $18.7 million (or $18.71 per share) net of incentive fee due to the Adviser of approximately $2,063,000.

The Company did not receive any rental income for Grove Isle during the three month ended March 31, 2013 and its interest in Grove Spa, LLC was not sold as part of the transaction described above, however the Purchaser has an option to purchase our 50% interest in the spa for $100,000. At March 31, 2013 the remaining interest in the Spa has been written down to $100,000 and is classified as held for sale and not consolidated effective January 1, 2013.

As previously reported, on March 29, 2013, pursuant to a Membership Interests Purchase Agreement (the “Agreement”) entered into in December 2012, HMG/Courtland Properties, Inc. and its 95% owned subsidiary, Courtland Investments, Inc. (the “Company”), completed the sale of the Company’s 50% membership interests in Bayshore Landing LLC, Bayshore Rawbar LLC and Bayshore Restaurant LLC, (collectively the “Monty’s property) to the other 50% owner, The Christoph Family Trusts, which are unrelated entities. The purchase price for the membership interests of $3 million was paid in cash. The Company realized a loss on the sale of these interests of approximately $184,000 (or $.19 per share).

We have classified the results of operations for the real estate interests discussed above into discontinued operations in the accompanying condensed consolidated financial statements of comprehensive income.

	For the three ended March 31,
	2013	2012
Revenues:
Rental and related revenue	$171,000	$459,000
Food and beverage sales	1,950,000	1,746,000
Marina revenue	382,000	412,000
Total revenue	2,503,000	2,617,000

Expenses:
Rental operating expenses	97,000	50,000
Food and beverage expenses	1,430,000	1,407,000
Marina expenses	178,000	214,000
Profession expenses	53,000	36,000
Interest expense	190,000	195,000
Depreciation, amortization and other expenses	199,000	250,000
Income attributable to noncontrolling Bayshore interest sold in 2013	212,000	—
Total expenses	2,359,000	2,152,000

Gain on sale of real estate interests	18,526,000	—

Provision for income taxes on gain on sale of real estate interests (Note 7)	(1,364,000)	—
Income from discontinued operations	$17,306,000	$465,000

The major classes of assets and liabilities associated with the real estate interest held for sale as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
Grove Isle Spa remaining interest	$100,000	$1,434,000
Grove Isle land, hotel, club building and marina	—	1,801,000
Grove Isle other assets	—	222,000
Bayshore Restaurant, marina and retail offices	—	7,822,000
Bayshore goodwill	—	5,629,000
Bayshore other receivables	—	206,000
Bayshore other assets	—	985,000
Assets associated with real estate interest held for sale	$100,000	$18,099,000

Grove Isle mortgage note payable	$—	$2,696,000
Grove Isle accrued and other liabilities	—	23,000
Bayshore mortgage note payable	—	8,190,000
Bayshore interest rate swap contract payable	—	1,965,000
Bayshore accrued and other liabilities	—	510,000
Obligations associated with real estate interest held for sale	$—	$13,384,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The Company reported net income of approximately $16,997,000 ($17.51 per basic share and $16.73 per diluted share) and $69,000 ($.07 per basic and diluted shares) for the three months ended March 31, 2013 and 2012, respectively.

As previously reported, on February 25, 2013 the Company completed the sale of its interests in Grove Isle Associates LLLP, Grove Isle Yacht Club Associates, Grove Isle Investments Inc. and CII Yacht Club, Inc., which represent interests in the Grove Isle hotel, club, tennis courts and marina (collectively, the “Grove Isle Property”) to Grove Isle Yacht & Tennis, LLC, a Florida limited liability company and an unrelated entity (“the Purchaser”), pursuant to a purchase agreement entered into on the same day (the “Agreement”). The purchase price was $24.4 million, consisting of $23.4 million in cash and a $1 million promissory note due from the Purchaser. Approximately $2.7 million of the proceeds were used to pay off the existing mortgage on the Grove Isle Property. The Company realized gain on the sale of these interests of approximately $18.7 million (or $18.71 per share) net of incentive fee due to the Adviser of approximately $2.1 million.

As previously reported, on March 29, 2013, pursuant to a Membership Interests Purchase Agreement (the “Agreement”) entered into in December 2012, HMG/Courtland Properties, Inc. and its 95% owned subsidiary, Courtland Investments, Inc. (the “Company”), completed the sale of the Company’s 50% membership interests in Bayshore Landing LLC, Bayshore Rawbar LLC and Bayshore Restaurant LLC, (collectively the “Monty’s property) to the other 50% owner, The Christoph Family Trusts, which are unrelated entities. The purchase price for the membership interests of $3 million was paid in cash. The Company realized a loss on the sale of these interests of approximately $184,000 (or $.17 per share).

REVENUES

Rentals and related revenues for the three months ended March 31, 2013 and 2012 consists of rent from the Advisor to CII for its corporate office.

Net realized and unrealized gain from investments in marketable securities:

Net realized and unrealized gain from investments in marketable securities for the three months ended March 31, 2013 and 2012 was approximately $103,000 and $92,000, respectively. For further details refer to Note 4 to Condensed Consolidated Financial Statements (unaudited).

Net income from other investments:

Net income from other investments for the three months ended March 31, 2013 and 2012 was approximately $90,000 and $48,000, respectively. For further details refer to Note 5 to Condensed Consolidated Financial Statements (unaudited).

EXPENSES

Expenses for rental and other properties for the three months ended March 31, 2013 and 2012 relate solely to the operating of the Company’s corporate office leased to the Adviser. The decrease in rental and related operating expenses of approximately $20,000 was primarily due to non recurring repairs and maintenance in 2012.

Professional fees and expenses for the three months ended March 31, 2013 as compared with the same period in 2012 increased by approximately $56,000 (or 457%) was due to increased accounting fees due to change in accrual method in 2012.

EFFECT OF INFLATION:

Inflation affects the costs of holding the Company's investments. Increased inflation would decrease the purchasing power of our mainly liquid investments.

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES

The Company's material commitments primarily consist of a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of approximately $2.8 million due on demand and contributions committed to other investments of approximately $749,000 due upon demand. The funds necessary to meet these obligations are expected from the proceeds from the sales of investments, distributions from investments and available cash.

MATERIAL COMPONENTS OF CASH FLOWS

For the three months ended March 31, 2013, net cash used in operating activities was approximately $451,000, primarily consisting of the Advisers regular fee of 255,000 and other general and administrative expenses.

For the three months ended March 31, 2013, net cash provided by investing activities was approximately $22.6 million and consisted primarily of net cash proceeds from the sale of real estate interests, as previously reported.

For the three months ended March 31, 2013, net cash provided by financing activities was $24,000 consisting solely of proceeds from the exercise of stock options.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Grove Isle Associates, LLLP was a co-defendant in two lawsuits in the circuit court in Miami Dade County Florida. These cases arose from claims by a condominium association and resident seeking a declaratory judgment regarding certain provisions of the declaration of condominium relating to the Grove Isle Club and the developer. The claim by the association has been dismissed as to all counts related to the Company; however the association has filed an appeal.  Pursuant to an agreement dated February 25, 2013 in which the company sold its interests in Grove Isle Associates, LLLP the company will continue to defend the lawsuit in the event the appellate court reverses the dismissal and will indemnify the purchaser for any related judgment. The ultimate outcome of this litigation cannot presently be determined. However, in management’s opinion the likelihood of a material adverse outcome is remote. Accordingly, adjustments, if any that might result from the resolution of this matter have not been reflected in the consolidated financial statements.

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

HMG/COURTLAND PROPERTIES, INC.

Dated: May 15, 2013	/s/ Larry Rothstein
President, Treasurer and Secretary
Principal Financial Officer

Dated: May 15, 2013	/s/ Carlos Camarotti
Vice President- Finance and Controller
Principal Accounting Officer

