Form 10-Q/A
period 2013-03-31
HMG COURTLAND PROPERTIES INC
filed 2013-05-20
CIK 311817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

 (Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed to amend the Current Report on Form 10-Q previously filed by HMG/Courtland Properties, Inc. on May 15, 2013 because we were unable to upload the XBRL exhibits in the original filing due to time constraints.

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

