Form 10-Q
period 2013-06-30
HMG COURTLAND PROPERTIES INC
filed 2013-08-06
CIK 311817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to __________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 1,033,926 Common shares were outstanding as of August 6, 2013.

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

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(UNAUDITED)
ASSETS
Investment properties, net of accumulated depreciation:
Office building and other commercial property	$817,982	$826,061
Total investment properties, net	817,982	826,061

Cash and cash equivalents	23,218,704	1,510,773
Assets associated with real estate interests held for sale	—	18,098,789
Investments in marketable securities	2,998,652	2,158,330
Other investments	3,408,651	3,603,655
Investment in affiliate	2,609,978	2,547,572
Loans, notes and other receivables	1,311,518	295,562
Notes and advances due from related parties	701,744	696,909
Deferred taxes	—	698,000
Other assets	32,304	36,731
TOTAL ASSETS	$35,099,533	$30,472,382

LIABILITIES
Note payable to affiliate	$2,795,632	$2,814,379
Accounts payable, accrued expenses and other liabilities	37,846	46,550
Due to Adviser	2,063,133	—
Current and deferred income tax payable	370,000	—
Obligations associated with real estate interests held for sale	—	13,383,821
TOTAL LIABILITIES	5,266,611	16,244,750

STOCKHOLDERS’ EQUITY
Excess common stock, $1 par value; 100,000 shares authorized: no shares issued	—	—
Common stock, $1 par value; 1,200,000 shares authorized and 974,526 and 969,526 issued and outstanding as of June 30, 2013 and December 31, 2012, respectively.	974,526	969,526
Additional paid-in capital	24,148,404	24,129,031
Undistributed gains from sales of properties, net of losses	59,428,071	41,572,120
Undistributed losses from operations	(54,989,565)	(54,377,617)
Accumulated other comprehensive loss	—	(982,500)
Total stockholders’ equity	29,561,436	11,310,560
Non controlling interest	271,486	2,917,072
TOTAL EQUITY	29,832,922	14,227,632
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,099,533	$30,472,382

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
REVENUES
Real estate rentals and related revenue	$15,600	$16,074	$31,800	$32,149

EXPENSES
Operating expenses:
Rental and other properties	19,266	10,851	35,671	46,950
Adviser’s base fee	255,000	255,000	510,000	510,000
General and administrative	59,445	99,524	156,128	187,930
Professional fees and expenses	17,968	52,530	86,775	64,872
Directors’ fees and expenses	24,028	18,750	46,528	43,500
Depreciation and amortization	4,039	4,040	8,078	8,079
Interest expense	22,660	25,770	45,232	51,540
Total expenses	402,406	466,465	888,412	912,871

Loss before other income and income taxes	(386,806)	(450,391)	(856,612)	(880,722)

Net realized and unrealized gains from investments in marketable securities	(69,840)	4,954	32,803	97,096
Net income from other investments	53,530	268,898	143,148	316,446
Other than temporary impairment losses from other investments	—	—	—	(27,666)
Interest, dividend and other income	54,894	34,644	96,720	68,871
Total other income	38,584	308,496	272,671	454,747

Loss before income taxes	(348,222)	(141,895)	(583,941)	(425,975)
Benefit from income taxes	—	(13,000)	—	(17,000)
Loss from continuing operations	(348,222)	(128,895)	(583,941)	(408,975)
Income from discontinued operations	608,796	312,331	17,914,545	777,320
Net income	260,574	183,436	17,330,604	368,345
Noncontrolling interests in continuing operations	(15,668)	642	(28,007)	(2,619)
Noncontrolling interests in discontinued operations	1,685	(19,008)	(58,594)	(132,035)
Net income attributable to noncontrolling interest	(13,983)	(18,366)	(86,601)	(134,654)
Net income attributable to the Company	$246,591	$165,070	$17,244,003	$233,691

Amounts attributable to the Company
Continuing operations	(363,890)	(128,253)	(611,948)	(411,594)
Discontinued operations	610,481	293,323	17,855,951	645,285
Net income attributable to the Company	$246,591	$165,070	$17,244,003	$233,691

Weighted average common shares outstanding-basic	974,526	1,010,426	972,537	1,010,426
Weighted average common shares outstanding-diluted	1,045,011	1,010,426	1,036,556	1,010,426

Net (loss) income per common:
Continuing operations basic and diluted	$(0.37)	$(0.13)	$(0.61)	$(0.41)
Discontinued operations-basic	$0.63	$0.29	$18.36	$0.64
Discontinued operations-diluted	$0.58	$0.29	$17.23	$0.64
Basic net (loss) income per share	$0.25	$0.16	$17.73	$0.23
Diluted net (loss) income per share	$0.21	$0.16	$16.60	$0.23

Other comprehensive income (loss):
Unrealized (loss) gain on interest rate swap agreement	$—	$(111,000)	$982,500	$(42,000)
Total other comprehensive income	0	(111,000)	982,500	(42,000)

Comprehensive income	$246,591	$54,070	$18,226,503	$191,691

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the Company	$17,244,003	$233,691
Adjustments to reconcile net income attributable to the Company to net cash (used in) provided by operating activities:
Depreciation and amortization	8,078	445,768
Non-employee stock compensation expense	372	8,970
Net income from other investments, excluding impairment losses	(143,148)	(316,446)
Other than temporary impairment losses from other investments	—	27,666
Gain from the sale of discontinued operations	(17,855,951)	—
Net gain from investments in marketable securities	(32,803)	(97,096)
Net income attributable to non controlling interest	28,007	134,654
Deferred income tax benefit	—	(17,000)
Changes in assets and liabilities:
Other assets and other receivables	(38,626)	137,364
Accounts payable, accrued expenses and other liabilities	(8,702)	(163,271)
Total adjustments	(18,042,773)	160,609
Net cash (used in) provided by operating activities	(798,770)	394,300

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of discontinued operations	23,033,221	—
Distributions from other investments	325,246	494,931
Contributions to other investments	(49,500)	(168,548)
Net proceeds from sales and redemptions of securities	397,930	700,216
Purchase of marketable securities	(1,205,449)	(512,661)
Purchases and improvements of properties	—	(126,796)
Net cash provided by investing activities	22,501,448	387,142

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock options exercised	24,000
Repayment of mortgages and notes payables	(18,747)	(227,725)
Net cash provided by (used in) financing activities	5,253	(227,725)

Net increase in cash and cash equivalents	21,707,931	553,717
Cash and cash equivalents at beginning of the period	1,510,773	2,366,363
Cash and cash equivalents at end of the period	$23,218,704	$2,920,080

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$45,000	$441,000
Cash paid during the period for income taxes	$—	$—

Non-cash Investing Activities:
Note receivable received for sales of discontinued operations	$1,000,000	$—

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report for the year ended December 31, 2012. The balance sheet as of December 31, 2012 was derived from audited consolidated financial statements as of that date. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements include the accounts of HMG/Courtland Properties, Inc. (the “Company”) and entities in which the Company owns a majority voting interest or controlling financial interest. All material transactions and balances with consolidated and unconsolidated entities have been eliminated in consolidation or as required under the equity method. Amounts in footnotes are rounded to the nearest thousands.

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

As previously reported, on February 25, 2013 the Company completed the sale of its interests in Grove Isle Associates LLLP, Grove Isle Yacht Club Associates, Grove Isle Investments Inc. and CII Yacht Club, Inc., which represent interests in the Grove Isle hotel, club, tennis courts and marina (collectively, the “Grove Isle Property”) to Grove Isle Yacht & Tennis, LLC, a Florida limited liability company and an unrelated entity (“the Purchaser”), pursuant to a purchase agreement entered into on the same day (the “Agreement”). The purchase price was $24.4 million, consisting of $23.4 million in cash and a $1 million promissory note due from the Purchaser. Approximately $2.7 million of the proceeds were used to pay off the existing mortgage on the Grove Isle Property. The Company realized gain on the sale of these interests (including transactions in June 2013 described below) of approximately $19 million (or $19 per share) net of incentive fee due to the Adviser of approximately $2.1 million.

In June 2013 the Company received an additional $327,000 in proceeds for unpaid rent due by the Grove Isle tenant prior to the sale. Also in June 2013 the Purchaser exercised its option to purchase our 50% interest in the spa for $100,000.

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

Net realized and unrealized gain (loss) from investments in marketable securities for the three and six months ended June 30, 2013 and 2012 is summarized below:

	Three months ended June 30,		Six months ended June 30,
Description	2013	2012	2013	2012
Net realized gain from sales of securities	$11,000	$18,000	$8,000	$68,000
Unrealized net (loss) gain in trading securities	(81,000)	(13,000)	25,000	29,000
Total net (loss) gain from investments in marketable securities	$(70,000)	$5,000	$33,000	$97,000

For the three and six months ended June 30, 2013, net unrealized (losses) gains from trading securities were ($81,000) and $25,000, respectively. This is compared to net unrealized (losses) gains of ($13,000) and $29,000 for the three and six months ended June 30, 2012, respectively.

For the three months ended June 30, 2013, net realized gain from sales of marketable securities of approximately $11,000, consisted of all gains, no losses. For the six months ended June 30, 2013, net realized gain from sales of marketable securities of was approximately $8,000, and consisted of approximately $31,000 of gross gains net of $23,000 of gross losses.

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

As of June 30, 2013, the Company’s portfolio of other investments had an aggregate carrying value of approximately $3.4 million and we have committed to fund approximately $ 973,000 as required by agreements with the investees. The carrying value of these investments is equal to contributions less distributions and loss valuation adjustments. During the six months ended June 30, 2013, cash distributions received from other investments totaled approximately $325,000 from several investments in privately owned partnerships owning diversified operating companies. During the same six months ended June 30, 2013, the Company contributed an additional $50,000 toward fulfilling capital commitments on existing investments.

Net income from other investments for the three and six months ended June 30, 2013 and 2012, is summarized below:

	Three months ended June 30,		Six months ended June 30,
Description	2013	2012	2013	2012
Partnerships owning real estate and related	$8,000	$255,000	$41,000	$255,000
Partnerships owning diversified businesses	14,000	—	40,000	30,000
Income from investment in 49% owned affiliate (T.G.I.F. Texas, Inc.)	32,000	14,000	62,000	31,000
Total net income from other investments (excluding other than temporary impairment losses)	$54,000	$269,000	$143,000	$316,000
5

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2013 and December 31, 2012, aggregated by investment category and the length of time that investments have been in a continuous loss position:

	As of June 30, 2013
	12 Months or less		Greater than 12 Months		Total
	Fair	Unrealized		Unrealized		Unrealized
Investment Description	Value	Loss	Fair Value	Loss	Fair Value	Loss
Partnerships owning investments in technology related industries	$8,000	$(10,000)	$370,000	$(78,000)	$378,000	$(88,000)
Partnerships owning real estate and related investments	—	—	232,000	(48,000)	232,000	(48,000)
Total	$8,000	$(10,000)	$602,000	$(126,000)	$610,000	$(136,000)

	As of December 31, 2012
	12 Months or less		Greater than 12 Months		Total
	Fair	Unrealized		Unrealized		Unrealized
Investment Description	Value	Loss	Fair Value	Loss	Fair Value	Loss
Partnerships owning investments in technology related industries	$11,000	$(10,000)	$374,000	$(69,000)	$384,000	$(79,000)
Partnerships owning diversified businesses	—	—	241,000	(5,000)	241,000	(5,000)
Partnerships owning real estate and related investments	—	—	231,000	(49,000)	231,000	(49,000)
Total	$11,000	$(10,000)	$846,000	$(123,000)	$856,000	$(133,000)

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

In accordance with ASC Topic 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments there were no OTTI impairment valuation adjustments for the three and six months ended June 30, 2013.

In June, 2012 the Company recorded a loss of approximately $28,000 from an investment in a partnership which operates and leases executive suites in Miami, Florida. The Company has funded $120,000 to date in this investment and the losses incurred were associated with the initial start up of the venture in 2010.

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC Topic 820, the Company measures cash and equivalents, marketable debt and equity securities at fair value on a recurring basis. Other investments are measured at fair value on a nonrecurring basis.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2013 and for the year ended December 31, 2012, using quoted prices in active markets for identical assets (Level 1) and significant other observable inputs (Level 2). For the periods presented, there were no major assets measured at fair value on a recurring basis which uses significant unobservable inputs (Level 3):

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurement at reporting date using
	Total	Quoted Prices in Active	Significant Other	Significant
	June 30,	Markets for Identical Assets	Observable Inputs	Unobservable Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
U.S. Treasury bills	$21,553,000	$21,553,000	$—	—
Money market mutual funds	1,144,000	1,144,000	—	—
Time deposits	55,000	—	55,000	—
Marketable securities:
Marketable equity securities	1,932,000	1,932,000	—	—
Corporate debt securities	1,067,000	—	1,067,000	—
Total assets	$25,751,000	$24,629,000	$1,122,000	$—

	Fair value measurement at reporting date using
	Total	Quoted Prices in Active	Significant Other	Significant
	December 31,	Markets for Identical Assets	Observable Inputs	Unobservable Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Time deposits	$54,000	—	$54,000	—
Money market mutual funds	783,000	$783,000	—	—
Marketable securities:
Corporate debt securities	662,000	—	662,000	—
Marketable equity securities	1,496,000	1,496,000	—	—
Total assets	$2,995,000	$2,279,000	$716,000	$—

Assets measured at fair value on a nonrecurring basis are summarized below:

	Fair value measurement at reporting date using				Total gains
	Total	Quoted Prices in Active	Significant Other	Significant	(losses for)
	June 30,	Markets for Identical Assets	Observable Inputs	Unobservable Inputs	three and six months ended
Description	2013	(Level 1)	(Level 2) (a)	(Level 3) (b)	6/30/2013
Assets:
Other investments by investment focus:
Technology & Communication	$517,000	$—	$517,000	$—	$—
Diversified businesses	1,143,000	—	1,143,000	—	—
Real estate and related	1,449,000	—	500,000	949,000	—
Other	300,000	—	—	300,000	—
	$3,409,000	$—	$2,160,000	$1,249,000	$—
7

	Fair value measurement at reporting date using				Total
	Total	Quoted Prices in Active	Significant Other	Significant	losses for
	December 31,	Markets for Identical Assets	Observable Inputs	Unobservable Inputs	year ended
Description	2012	(Level 1)	(Level 2) (a)	(Level 3) (b)	12/31/2012
Assets:
Other investments by investment focus:
Technology & Communication	$514,000	$—	$514,000	$—	$—
Diversified businesses	1,337,000	—	1,337,000	—	—
Real estate and related	1,453,000	—	500,000	953,000	28,000
Other	300,000	—	—	300,000	—
	$3,604,000	$—	$2,351,000	$1,253,000	$28,000
(a)	Other investments measured at fair value on a non recurring basis include investments in certain entities that calculate net asset value per share (or its equivalent such as member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed, “NAV”). This class primarily consists of private equity funds that have varying investment focus. These investments can never be redeemed with the funds. Instead, the nature of the investments in this class is that distributions are received through the liquidation of the underlying assets of the fund. If these investments were held it is estimated that the underlying assets of the fund would be liquidated over 5 to 10 years. As of June 30, 2013, it is probable that all of the investments in this class will be sold at an amount different from the NAV of the Company’s ownership interest in partners’ capital. Therefore, the fair values of the investments in this class have been estimated using recent observable information such as audited financial statements and/or statements of partners’ capital obtained directly from investees on a quarterly or other regular basis. During the six months ended June 30, 2013, the Company received distributions of approximately $321,000 from this type of investment primarily from investments in diversified businesses and real estate. During the six months ended June 30, 2013 the Company made contributions totaling $49,000 in this type of investment. As of June 30, 2013, the amount of the Company’s unfunded commitments related to the aforementioned investments is approximately $723,000.
(b)	Other investments above which are measured on a nonrecurring basis using Level 3 unobservable inputs consist of investments primarily in commercial real estate in Florida through private partnerships and two investments in the stock of private banks in Florida and Texas. The Company does not know when it will have the ability to redeem the investments and has categorized them as a Level 3 fair value measurement. The Level 3 real estate and related investments of approximately $953,000 include one investment in a commercial building located near the Company’s offices purchased in 2005 with a carrying value as of June 30, 2013 of $724,000. These investments are measured using primarily inputs provided by the managing member of the partnerships with whom the Company has done similar transactions in the past and is well known to management. The fair values of these real estate investments have been estimated using the net asset value of the Company’s ownership interest in partners’ capital. The investments in private bank stocks include a private bank and trust located in Coral Gables, Florida in the amount of $250,000 made in 2009, and a $50,000 investment in a bank located in El Campo, Texas made in 2010. The fair values of these bank stock investments have been estimated using the cost method less distributions received and other than temporary impairments. This investment is valued using inputs provided by the management of the banks.

Level 3 Investments:
Balance at January 1, 2013	$1,253,000
Additional investment in limited partnership	—
Distributions from Level 3 investments	(4,000)
Transfers from Level 2	—
Balance at June 30, 2013	$1,249,000
8

7.	INCOME TAXES

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

As of June 30, 2013 the Company (excluding CII) had an estimated net operating loss carryover of approximately $4.9 million which is available to partially offset 2013 REIT taxable income generated from gains realized from discontinued operations in 2013. The estimated REIT tax capital gain from the sale of real estate interests in 2013 is $15.1 million. The Company has not determined when and if any dividend distribution will be made that could fully or partially offset any REIT taxable income.

The Company’s 95%-owned subsidiary, CII, files a separate income tax return and its operations are not included in the REIT’s income tax return.

As of June 30, 2013 CII has an estimated net operating loss carryover of approximately $1.3 million which is available to partially offset 2013 CII taxable income generated primarily from capital gains realized from the sale of real estate interests in 2013. After utilization of net operating loss carryover, CII has estimated a current provision for state and federal income taxes of $219,000.

The Company accounts for income taxes in accordance with ASC Topic 740, “Accounting for Income Taxes”. ASC Topic 740 requires a Company to use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes only pertain to CII. As of June 30, 2013 the Company has recorded a net deferred tax liability of $151,000 as a result of timing differences associated with the carrying value of other investments and depreciable assets and the future benefit of a net operating loss. This increase from deferred tax asset to deferred tax liability of $849,000 is a deferred tax expense and was primarily the result of the utilization of CII net operating loss carryover of $471,000 and a net decrease in investments with tax basis in excess of book of $378,000 (primarily relating CII’s investment in Grove Spa which was sold in June 2013).

The provision for (benefit from) income taxes in the consolidated statements of comprehensive income consists of the following:

For the six months ended	June 30, 2013	June 30, 2012
Current:
Federal	$144,000	—
State	75,000	—
	219,000	—
Deferred:
Federal	$764,000	($15,000)
State	85,000	(2,000)
	849,000	(17,000)
Total	$1,068,000	($17,000)

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2009, 2010, 2011 and 2012, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2013.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the consolidated financial statements as selling, general and administrative expense.

9

8.	DISCONTINUED OPERATIONS AND REAL ESTATE INTERESTS HELD FOR SALE

As previously reported, on February 25, 2013 the Company completed the sale of its interests in Grove Isle Associates LLLP, Grove Isle Yacht Club Associates, Grove Isle Investments Inc. and CII Yacht Club, Inc., which represent interests in the Grove Isle hotel, club, tennis courts and marina (collectively, the “Grove Isle Property”) to Grove Isle Yacht & Tennis, LLC, a Florida limited liability company and an unrelated entity (“the Purchaser”), pursuant to a purchase agreement entered into on the same day (the “Agreement”). The purchase price was $24.4 million, consisting of $23.4 million in cash and a $1 million promissory note due from the Purchaser. Approximately $2.7 million of the proceeds were used to pay off the existing mortgage on the Grove Isle Property. The Company realized gain on the sale of these interests (including amounts received in June 2013 described below) of approximately $19 million (or $19 per share) net of incentive fee due to the Adviser of approximately $2.1 million.

In June 2013 the Company received approximately $327,000 of past due rental payments from the Grove Isle tenant. This amount is included in the realized gain on the sale of Grove Isle. Also in June 2013 the Purchaser exercised its option to purchase our 50% interest in the spa for $100,000 as provided in the Agreement. There was no gain or loss realized on this transaction.

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

	For the three months		For the six months
	ended June 30,		ended June 30,
	2013	2012	2013	2012
Revenues:
Rental and related revenue	$—	$471,000	$171,000	$930,000
Food & beverage sales	—	1,611,000	1,950,000	$3,357,000
Marina revenue	—	419,000	382,000	$831,000
Other	—	119,000	—	$240,000
Total revenue	$—	$2,620,000	$2,503,000	$5,358,000

Expenses:
Rental operating expenses	—	10,000	97,000	60,000
Food & beverage operation expenses	—	1,363,000	1,430,000	2,770,000
Marina expenses	—	372,000	178,000	586,000
Professional fees	—	81,000	53,000	117,000
Interest expense	—	194,000	190,000	389,000
Depreciation, amortization and other expenses	—	288,000	199,000	659,000
Total expenses	$—	$2,308,000	$2,147,000	$4,581,000

Less: noncontrolling interest sold	—	—	(212,000)	—

Gain on sale of discontinued operations	313,000	—	18,839,000	—

Benefit from (provision for) income tax expense on gain on sale of discontinued ops	296,000	—	(1,068,000)	—
Income from discontinued operations	$609,000	$312,000	$17,915,000	$777,000
10

The major classes of assets and liabilities associated with the real estate interest held for sale as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
Grove Isle Spa remaining interest	$—	$1,434,000
Grove Isle land, hotel, club building and marina	—	1,801,000
Grove Isle other assets	—	222,000
Bayshore Restaurant, marina and retail offices	—	7,822,000
Bayshore goodwill	—	5,629,000
Bayshore other receivables	—	206,000
Bayshore other assets	—	985,000
Assets associated with real estate interest held for sale	$—	$18,099,000

Grove Isle mortgage note payable	$—	$2,696,000
Grove Isle accrued and other liabilities	—	23,000
Bayshore mortgage note payable	—	8,190,000
Bayshore interest rate swap contract payable	—	1,965,000
Bayshore accrued and other liabilities	—	510,000
Obligations associated with real estate interest held for sale	$—	$13,384,000
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The Company reported net income of approximately $261,000 ($.25 per basic share and $.21 per diluted share) and approximately $17,244,000 ($17.73 per basic shares and $16.60 per diluted shares) for the three and six months ended June 30, 2013, respectively. For the three and six months ended June 30, 2012, we reported net income of $165,000 ($.16 per share) and $234,000 ($.23 per share), respectively.

As previously reported, on February 25, 2013 the Company completed the sale the Grove Isle Property to Grove Isle Yacht & Tennis, LLC, a Florida limited liability company and an unrelated entity (“the Purchaser”), pursuant to a purchase agreement entered into on the same day (the “Agreement”). The purchase price was $24.4 million, consisting of $23.4 million in cash and a $1 million promissory note due from the Purchaser. Approximately $2.7 million of the proceeds were used to pay off the existing mortgage on the Grove Isle Property. The Company realized gain on the sale of these interests (including amounts received in June 2013) of approximately $19 million (or $19 per share) net of incentive fee due to the Adviser of approximately $2.1 million. In June 2013 the Company received approximately $327,000 of past due rental payments from the Grove Isle tenant which is included in the realized gain on the sale of Grove Isle.

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

REVENUES

Rentals and related revenues for the three and six months ended June 30, 2013 and 2012 primarily consists of rent from the Advisor to CII for its corporate office.

Net realized and unrealized gain from investments in marketable securities:

Net realized gain from investments in marketable securities for the three and six months ended June 30, 2013 was approximately $11,000 and $8,000, respectively. Net realized gain from investments in marketable securities for the three and six months ended June 30, 2012 was approximately $18,000 and $68,000, respectively. Net unrealized (loss) gain from investments in marketable securities for the three and six months ended June 30, 2013 was approximately ($81,000) and $25,000, respectively. Net unrealized (loss) gain from investments in marketable securities for the three and six months ended June 30, 2012 was approximately ($13,000) and $29,000, respectively. For further details refer to Note 4 to Condensed Consolidated Financial Statements (unaudited).

11

Net income from other investments:

Net income from other investments for the three and six months ended June 30, 2013 was approximately $53,000 and $143,000, respectively. Net income from other investments for the three and six months ended June 30, 2012 was approximately $269,000 and $316,000, respectively. For further details refer to Note 5 to Condensed Consolidated Financial Statements (unaudited).

EXPENSES

Rental and other properties expenses for the six months ended June 30, 2013 as compared with the same period in 2012 decreased by approximately $ 11,000 (24%) related primarily due to non recurring repairs and maintenance in 2012.

Professional fees and expenses for the three months ended June 30, 2013 as compared with the same period in 2012 decreased by approximately $35,000 (or 66%) due to decreased legal fees. Professional fees and expenses for the six months ended June 30, 2013 as compared with the same period in 2012 increased by approximately $22,000 (or 66%) due to increased accounting fees.

General and administrative expenses for the three and six months ended June 30, 2013 as compared with the same period in 2012 decreased by approximately $40,000 (or 40%) and $32,000 (or 17%), respectively. The decreases were primarily due to a $28,000 nonrecurring loss on abandonment of vacant land by Courtland Investments in 2012.

EFFECT OF INFLATION:

Inflation affects the costs of holding the Company’s investments. Increased inflation would decrease the purchasing power of our mainly liquid investments.

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES

The Company’s material commitments primarily consist of a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of approximately $2.8 million due on demand and contributions committed to other investments of approximately $973,000 due upon demand. The funds necessary to meet these obligations are expected from the proceeds from the sales of investments, distributions from investments and available cash.

MATERIAL COMPONENTS OF CASH FLOWS

For the six months ended June 30, 2013, net cash used in operating activities was approximately $799,000, primarily consisting of the Advisers regular fee of $510,000 and other general and administrative expenses.

For the six months ended June 30, 2013, net cash provided by investing activities was approximately $22.5 million and consisted primarily of net cash proceeds from the sale of real estate interests of approximately $23 million, proceeds from sales of marketable securities of $398,000 and distributions from other investments of $325,000. These sources were partially offset by uses of funds of $1.2 million for purchase of marketable securities and $49,000 of contributions to other investments.

For the six months ended June 30, 2013, net cash provided by financing activities was $5,000 consisting of $24,000 of proceeds from the exercise of stock options less principal repayment of note payable to affiliate of $19,000.

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

12

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

Grove Isle Associates, LLLP was a co-defendant in two lawsuits in the circuit court in Miami Dade County Florida. These cases arose from claims by a condominium association and resident seeking a declaratory judgment regarding certain provisions of the declaration of condominium relating to the Grove Isle Club and the developer. The claim by the association has been dismissed as to all counts related to the Company; however the association has filed an appeal. Pursuant to an agreement dated February 25, 2013, in which the company sold its interests in Grove Isle Associates, LLLP the company will continue to defend the lawsuit in the event the appellate court reverses the dismissal and will indemnify the purchaser for any related judgment. The ultimate outcome of this litigation cannot presently be determined. However, in management’s opinion the likelihood of a material adverse outcome is remote. Accordingly, adjustments, if any that might result from the resolution of this matter have not been reflected in the consolidated financial statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds: None
Item 3.	Defaults Upon Senior Securities: None.
Item 4.	Mine Safety Disclosures: None
Item 5.	Other Information: None
Item 6.	Exhibits:

(a) Certifications pursuant to 18 USC Section 1350-Sarbanes-Oxley Act of 2002. Filed herewith.

13

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMG/COURTLAND PROPERTIES, INC.

Dated: August 6, 2013	/s/ Larry Rothstein
President, Treasurer and Secretary
Principal Financial Officer

Dated: August 6, 2013	/s/ Carlos Camarotti
Vice President- Finance and Controller
Principal Accounting Officer
14