Form 10-Q
period 2013-09-30
HMG COURTLAND PROPERTIES INC
filed 2013-11-08
CIK 311817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________________	to

Commission file number        1-7865

HMG/COURTLAND PROPERTIES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	59-1914299
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1870 S. Bayshore Drive, Coconut Grove, Florida	33133
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 1,040,926 Common shares were outstanding as of November 8, 2013.

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

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(UNAUDITED)
ASSETS
Investment properties, net of accumulated depreciation:
Office building and other commercial property	$813,943	$826,061
Total investment properties, net	813,943	826,061

Cash and cash equivalents	21,502,353	1,510,773
Assets associated with real estate interests held for sale	—	18,098,789
Investments in marketable securities	4,469,240	2,158,330
Other investments	3,347,963	3,603,655
Investment in affiliate	2,437,864	2,547,572
Loans, notes and other receivables	1,330,602	295,562
Notes and advances due from related parties	704,201	696,909
Deferred taxes	—	698,000
Other assets	32,272	36,731
TOTAL ASSETS	$34,638,438	$30,472,382

LIABILITIES
Note payable to affiliate	$2,502,891	$2,814,379
Accounts payable, accrued expenses and other liabilities	33,906	46,550
Due to Adviser	2,093,928	—
Current and deferred income tax payable	1,996,130	—
Obligations associated with real estate interests held for sale	—	13,383,821
TOTAL LIABILITIES	6,626,855	16,244,750

STOCKHOLDERS’ EQUITY
Excess common stock, $1 par value; 100,000 shares authorized: no shares issued	—	—
Common stock, $1 par value; 1,200,000 shares authorized and 1,040,926 and 969,526 issued and outstanding as of September 30, 2013 and December 31, 2012, respectively.	1,040,926	969,526
Additional paid-in capital	24,200,443	24,129,031
Undistributed gains from sales of properties, net of losses	57,739,776	41,572,120
Undistributed losses from operations	(55,248,892)	(54,377,617)
Accumulated other comprehensive loss	—	(982,500)
Total stockholders’ equity	27,732,253	11,310,560
Non controlling interest	279,330	2,917,072
TOTAL EQUITY	28,011,583	14,227,632
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,638,438	$30,472,382

See notes to the condensed consolidated financial statements
1

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
REVENUES
Real estate rentals and related revenue	$16,744	$16,074	$48,544	$48,224

EXPENSES
Operating expenses:
Rental and other properties	15,637	24,795	51,308	71,745
Adviser’s base fee	255,000	255,000	765,000	765,000
General and administrative	89,027	82,618	245,155	270,548
Professional fees and expenses	49,378	32,007	136,153	96,879
Directors’ fees and expenses	35,522	27,000	82,050	70,500
Depreciation and amortization	4,039	4,038	12,117	12,117
Interest expense	22,693	25,660	67,925	77,200
Total expenses	471,296	451,118	1,359,708	1,363,989

Loss before other income and income taxes	(454,552)	(435,044)	(1,311,164)	(1,315,765)

Net realized and unrealized gains from investments in marketable securities	20,960	44,826	53,763	141,922
Net income from other investments	86,521	20,247	229,669	336,693
Other than temporary impairment losses from other investments	—	—	—	(27,666)
Interest, dividend and other income	67,030	43,404	163,750	112,275
Total other income	174,511	108,477	447,182	563,224

Loss before income taxes	(280,041)	(326,567)	(863,982)	(752,541)
Provision for income taxes (excluding tax effect of gain from sales of discontinued operations)	—	20,000	—	3,000
Loss from continuing operations	(280,041)	(346,567)	(863,982)	(755,541)
(Loss) income from discontinued operations	(1,659,737)	220,973	16,254,808	999,643
Net (loss) income	(1,939,778)	(125,594)	15,390,826	244,102
Noncontrolling interests in continuing operations	20,714	2,494	(7,293)	(125)
Noncontrolling interests in discontinued operations	(28,558)	27,340	(87,152)	(104,695)
Net (income) loss attributable to noncontrolling interest	(7,844)	29,834	(94,445)	(104,820)
Net (loss) income attributable to the Company	$(1,947,622)	$(95,760)	$15,296,381	$139,282

Amounts attributable to the Company
Continuing operations	(259,327)	(344,073)	(871,275)	(755,666)
Discontinued operations (net of provision for income taxes)	(1,688,295)	248,313	16,167,656	894,948
Net (loss) income attributable to the Company	$(1,947,622)	$(95,760)	$15,296,381	$139,282

Weighted average common shares outstanding-basic	1,031,350	1,010,426	1,004,599	1,010,426
Weighted average common shares outstanding-diluted	1,031,350	1,010,426	1,025,939	1,010,426

Net (loss) income per common:
Continuing operations-basic	$(0.25)	$(0.34)	$(0.87)	$(0.75)
Continuing operations-diluted	$(0.25)	$(0.34)	$(0.85)	$(0.75)
Discontinued operations-basic	$(1.64)	$0.25	$16.09	$0.89
Discontinued operations-diluted	$(1.64)	$0.25	$15.76	$0.89
Basic net (loss) income per share	$(1.89)	$(0.09)	$15.23	$0.14
Diluted net (loss) income per share	$(1.89)	$(0.09)	$14.91	$0.14

Other comprehensive income (loss):
Unrealized (loss) gain on interest rate swap agreement	$—	$(3,500)	$982,500	$(45,500)
Total other comprehensive income	0	(3,500)	982,500	(45,500)

Comprehensive (loss) income	$(1,947,622)	$(99,260)	$16,278,881	$92,432

See notes to the condensed consolidated financial statements
2

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the Company	$15,296,381	$139,282
Adjustments to reconcile net income attributable to the Company to net cash (used in) provided by operating activities:
Depreciation and amortization	12,117	668,611
Non-employee stock compensation expense	20,498	13,455
Net income from other investments, excluding impairment losses	(229,669)	(336,693)
Other than temporary impairment losses from other investments	—	27,666
Gain from the sale of discontinued operations	(16,167,656)	—
Net gain from investments in marketable securities	(53,763)	(141,922)
Net income attributable to non controlling interest	7,293	104,820
Deferred income tax benefit	—	3,000
Changes in assets and liabilities:
Other assets and other receivables	(37,309)	47,941
Accounts payable, accrued expenses and other liabilities	(12,643)	(74,947)
Total adjustments	(16,461,132)	311,931
Net cash (used in) provided by operating activities	(1,164,751)	451,213

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of discontinued operations	23,030,262	—
Distributions from other investments	447,124	527,557
Contributions to other investments	(70,750)	(227,327)
Net proceeds from sales and redemptions of securities	864,151	971,374
Purchase of marketable securities	(3,121,298)	(694,465)
Distribution from affiliate	196,016	—
Purchases and improvements of properties	—	(227,889)
Net cash provided by investing activities	21,345,505	349,250

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock options exercised	122,314	—
Repayment of mortgages and notes payables	(311,488)	(417,086)
Purchase of treasury stock	—	(112,220)
Net cash used in financing activities	(189,174)	(529,306)

Net increase in cash and cash equivalents	19,991,580	271,157
Cash and cash equivalents at beginning of the period	1,510,773	2,366,363
Cash and cash equivalents at end of the period	$21,502,353	$2,637,520

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$68,000	$657,000
Cash paid during the period for income taxes	$—	$—

Non-cash Investing Activities:
Note receivable received for sales of discontinued operations	$1,000,000	$—

See notes to the condensed consolidated financial statements

3

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of the HMG/Courtland Properties, Inc. (the “Company”), the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report for the year ended December 31, 2012. The balance sheet as of December 31, 2012 was derived from audited consolidated financial statements as of that date. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements include the accounts of the Company and entities in which the Company owns a majority voting interest or controlling financial interest. All material transactions and balances with consolidated and unconsolidated entities have been eliminated in consolidation or as required under the equity method. Amounts in footnotes are rounded to the nearest thousands.

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

3.  SALE OF REAL ESTATE INTERESTS

As previously reported, on February 25, 2013 the Company completed the sale of its interests in Grove Isle Associates LLLP, Grove Isle Yacht Club Associates, Grove Isle Investments Inc. and CII Yacht Club, Inc., which represent interests in the Grove Isle hotel, club, tennis courts and marina (collectively, the “Grove Isle Property”) to Grove Isle Yacht & Tennis, LLC, a Florida limited liability company and an unrelated entity (“the Purchaser”), pursuant to a purchase agreement entered into on the same day (the “Agreement”). The purchase price was $24.4 million, consisting of $23.4 million in cash and a $1 million promissory note due from the Purchaser. Approximately $2.7 million of the proceeds were used to pay off the existing mortgage on the Grove Isle Property. The Company realized gain on the sale of these interests (including transactions in June 2013 described below) of approximately $19 million (or $19 per share) net of incentive fee due to the Adviser of approximately $2.1 million, before provision for corporate income taxes.

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

4

Net realized and unrealized gain (loss) from investments in marketable securities for the three and nine months ended September 30, 2013 and 2012 is summarized below:

	Three months ended September 30,		Nine months ended September 30,
Description	2013	2012	2013	2012
Net realized (loss) gain from sales of securities	($15,000)	($12,000)	($7,000)	$55,000
Unrealized net gain in trading securities	36,000	57,000	61,000	87,000
Total net gain from investments in marketable securities	$21,000	$45,000	$54,000	$142,000

For the three months ended September 30, 2013, net realized loss from sales of marketable securities of approximately $15,000 consisting of approximately $29,000 in gross losses net of $14,000 of gross gains. For the nine months ended September 30, 2013, net realized loss from sales of marketable securities of was approximately $7,000, and consisted of approximately $52,000 of gross losses net of $45,000 of gross gains.

For the three and nine months ended September 30, 2013, net unrealized gains from trading securities were $36,000 and $61,000, respectively. This is compared to net unrealized gains of $57,000 and $87,000 for the three and nine months ended September 30, 2012, respectively.

Investment gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s net earnings. However, the amount of investment gains or losses on marketable securities for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

5. OTHER INVESTMENTS

As of September 30, 2013, the Company’s portfolio of other investments had an aggregate carrying value of approximately $3.3 million and we have committed to fund approximately $952,000 as required by agreements with the investees. The carrying value of these investments is equal to contributions less distributions and loss valuation adjustments. During the nine months ended September 30, 2013, cash distributions received from other investments totaled approximately $447,000 from several investments in privately owned partnerships owning diversified operating companies. During the same nine months ended September 30, 2013, the Company contributed an additional $71,000 toward fulfilling capital commitments on existing investments.

Net income from other investments for the three and nine months ended September 30, 2013 and 2012, is summarized below:

	Three months ended September 30,		Nine months ended September 30,
Description	2013	2012	2013	2012
Partnerships owning diversified businesses	$63,000	$7,000	$104,000	$38,000
Partnerships owning real estate and related	—	—	40,000	255,000
Income from investment in 49% owned affiliate (T.G.I.F. Texas, Inc.)	24,000	13,000	86,000	44,000
Total net income from other investments (excluding other than temporary impairment losses)	$87,000	$20,000	$230,000	$337,000
5

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2013 and December 31, 2012, aggregated by investment category and the length of time that investments have been in a continuous loss position:

	As of September 30, 2013
	12 Months or less		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	—	—	$345,000	$(121,000)	$345,000	$(121,000)
Partnerships owning real estate and related investments	—	—	233,000	(48,000)	233,000	(48,000)
Total	—	—	$578,000	$(169,000)	$578,000	$(169,000)

	As of December 31, 2012
	12 Months or less		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Investment Description	Value	Loss	Value	Loss	Value	Loss
Partnerships owning investments in technology related industries	$11,000	$(10,000)	$374,000	$(69,000)	$384,000	$(79,000)
Partnerships owning diversified businesses	—	—	241,000	(5,000)	241,000	(5,000)
Partnerships owning real estate and related investments	—	—	231,000	(49,000)	231,000	(49,000)
Total	$11,000	$(10,000)	$846,000	$(123,000)	$856,000	$(133,000)

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

In accordance with ASC Topic 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments, there were no OTTI impairment valuation adjustments for the three and nine months ended September 30, 2013.

In June 2012 the Company recorded a loss of approximately $28,000 from an investment in a partnership which operates and leases executive suites in Miami, Florida. The Company has funded $120,000 to date in this investment and the losses incurred were associated with the initial start up of the venture in 2010.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC Topic 820, the Company measures cash and equivalents, marketable debt and equity securities at fair value on a recurring basis. Other investments are measured at fair value on a nonrecurring basis.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012, using quoted prices in active markets for identical assets (Level 1) and significant other observable inputs (Level 2). For the periods presented, there were no major assets measured at fair value on a recurring basis which uses significant unobservable inputs (Level 3):

6

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurement at reporting date using
	Total	Quoted Prices in Active	Significant Other	Significant
	September 30,	Markets for Identical Assets	Observable Inputs	Unobservable Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
U.S. Treasury bills	$20,170,000	$20,170,000	$—	$—
Money market mutual funds	667,000	667,000	—	—
Time deposits	55,000	—	55,000	—
Marketable securities:
Marketable equity securities	3,386,000	3,386,000	—	—
Corporate debt securities	1,083,000	—	1,083,000	—
Total assets	$25,361,000	$24,223,000	$1,138,000	$—

	Fair value measurement at reporting date using
	Total	Quoted Prices in Active	Significant Other	Significant
	December 31,	Markets for Identical Assets	Observable Inputs	Unobservable Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Time deposits	$54,000	—	$54,000	—
Money market mutual funds	783,000	$783,000	—	—
Marketable securities:
Corporate debt securities	662,000	—	662,000	—
Marketable equity securities	1,496,000	1,496,000	—	—
Total assets	$2,995,000	$2,279,000	$716,000	$—

Assets measured at fair value on a nonrecurring basis are summarized below:

	Fair value measurement at reporting date using				Total gains
	Total	Quoted Prices in Active	Significant Other	Significant	(losses) for
	September 30,	Markets for Identical Assets	Observable Inputs	Unobservable Inputs	three and nine months ended
Description	2013	(Level 1)	(Level 2) (a)	(Level 3) (b)	9/30/2013
Assets:
Other investments by investment focus:
Technology & Communication	$516,000	$—	$516,000	$—	$—
Diversified businesses	1,084,000	—	1,084,000	—	—
Real estate and related	1,448,000	—	500,000	948,000	—
Other	300,000	—	—	300,000	—
	$3,348,000	$—	$2,100,000	$1,248,000	$—
7

	Fair value measurement at reporting date using				Total
	Total	Quoted Prices in Active	Significant Other	Significant	losses for
	December 31,	Markets for Identical Assets	Observable Inputs	Unobservable Inputs	year ended
Description	2012	(Level 1)	(Level 2) (a)	(Level 3) (b)	12/31/2012
Assets:
Other investments by investment focus:
Technology & Communication	$514,000	$—	$514,000	$—	$—
Diversified businesses	1,337,000	—	1,337,000	—	—
Real estate and related	1,453,000	—	500,000	953,000	28,000
Other	300,000	—	—	300,000	—
	$3,604,000	$—	$2,351,000	$1,253,000	$28,000

(a)	Other investments measured at fair value on a non recurring basis include investments in certain entities that calculate net asset value per share (or its equivalent such as member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed, “NAV”). This class primarily consists of private equity funds that have varying investment focus. These investments can never be redeemed with the funds. Instead, the nature of the investments in this class is that distributions are received through the liquidation of the underlying assets of the fund. If these investments were held it is estimated that the underlying assets of the fund would be liquidated over 5 to 10 years. As of September 30, 2013, it is probable that all of the investments in this class will be sold at an amount different from the NAV of the Company’s ownership interest in partners’ capital. Therefore, the fair values of the investments in this class have been estimated using recent observable information such as audited financial statements and/or statements of partners’ capital obtained directly from investees on a quarterly or other regular basis. During the nine months ended September 30, 2013, the Company received distributions of approximately $464,000 from this type of investment primarily from investments in diversified businesses and real estate. During the nine months ended September 30, 2013 the Company made contributions totaling $71,000 in this type of investment. As of September 30, 2013, the amount of the Company’s unfunded commitments related to the aforementioned investments is approximately $952,000.

(b)	Other investments above which are measured on a nonrecurring basis using Level 3 unobservable inputs consist of investments primarily in commercial real estate in Florida through private partnerships and two investments in the stock of private banks in Florida and Texas. The Company does not know when it will have the ability to redeem the investments and has categorized them as a Level 3 fair value measurement. The Level 3 real estate and related investments of approximately $953,000 include one investment in a commercial building located near the Company’s offices purchased in 2005 with a carrying value as of September 30, 2013 of $724,000. These investments are measured using primarily inputs provided by the managing member of the partnerships with whom the Company has done similar transactions in the past and is well known to management. The fair values of these real estate investments have been estimated using the net asset value of the Company’s ownership interest in partners’ capital. The investments in private bank stocks include a private bank and trust located in Coral Gables, Florida in the amount of $250,000 made in 2009, and a $50,000 investment in a bank located in El Campo, Texas made in 2010. The fair values of these bank stock investments have been estimated using the cost method less distributions received and other than temporary impairments. This investment is valued using inputs provided by the management of the banks.

Level 3 Investments:
Balance at January 1, 2013	$1,253,000
Additional investment in limited partnership	—
Distributions from Level 3 investments	(5,000)
Transfers from Level 2	—
Balance at September 30, 2013	$1,248,000
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

As of September 30, 2013 the Company (excluding CII) had an estimated net operating loss carryover of approximately $5.1 million which is available to reduce 2013 REIT taxable income generated from gains realized from discontinued operations in 2013. The estimated REIT tax capital gain from the sales of real estate interests in 2013 is $14.6 million, net of incentive fee due to the Adviser of approximately $2.1 million.

As previously reported, on October 21, 2013 the Company declared a cash dividend of $4.00 per share payable to shareholders of record as of November 1, 2013, payable on November 8, 2013. This dividend will reduce the REIT 2013 taxable income and, accordingly, as of September 30, 2013 the Company (excluding CII) has estimated a corporate tax liability of approximately $1.7 million which is netted in gain from sale of discontinued operations.

The Company’s 95%-owned subsidiary, CII, files a separate income tax return and its operations are not included in the REIT’s income tax return.

As of September 30, 2013 CII has an estimated net operating loss carryover of approximately $1.4 million which is available to reduce 2013 CII taxable income generated primarily from capital gains realized from the sale of real estate interests in 2013. As of September 30, 2013, after utilization of net operating loss carryover, CII has estimated a current provision for state and federal income taxes of $156,000.

The Company accounts for income taxes in accordance with ASC Topic 740, “Accounting for Income Taxes”. ASC Topic 740 requires a Company to use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes only pertain to CII. As of September 30, 2013 the Company has recorded a net deferred tax liability of $140,000 as a result of timing differences associated with the carrying value of other investments and depreciable assets and the future benefit of a net operating loss. This increase from deferred tax asset to deferred tax liability of $838,000 is a deferred tax expense and was primarily the result of the reduction in the deferred tax asset of $471,000 for utilization of CII NOL carryover of $471,000 and a net decrease in investments with tax basis in excess of book of $228,000 primarily relating to Grove Isle entities sold in 2013.

The provision for income taxes in the condensed consolidated statements of comprehensive income consists of the following:

For the nine months ended	September 30, 2013	September 30, 2012
Current:
Federal	$1,581,000	—
State	275,000	—
	1,856,000	—
Deferred:
Federal	$754,000	$2,000
State	84,000	1,000
	838,000	3,000
Total	$2,694,000	$3,000

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2009, 2010, 2011 and 2012, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2013.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the consolidated financial statements as selling, general and administrative expense.

8. STOCK OPTIONS

Stock based compensation expense is recognized using the fair-value method for all awards. The Company granted reload options related to options previously granted which were exercised during the nine months ended September 30, 2013. A reload stock option is granted for the number of shares tendered as payment for the exercise price and tax withholding obligation (if any) upon the exercise of a stock option with a reload provision. The exercise price of the reload option is equal to the market price of the stock on the date of grant and the reload option will expire on the same date as the original option which was exercised. The Company determined the fair value of its option awards using the Black-Scholes option pricing model. The following assumptions were used to value the reload options granted during the nine months ended September 30, 2013: 3 year expected life; expected volatility of approximately 37%; risk-free of. 11% and annual dividend yield of 17%. The expected life for options granted during the period represents the period of time that options are to be outstanding based on the expiration date of the Plan. Expected volatilities are based upon historical volatility of the Company’s stock over a period equal to the 3 year expected life.

The weighted average fair value for reload options granted during the nine months ended September 30, 2013 was $18.35 per share. For the three and nine months ended the Company recorded approximately $20,000 in non-employee stock option expense relating to the reload options granted in 2013.

The following table summarizes stock option activity during the nine months ended September 30, 2013:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Outstanding at January 1, 2013	102,100	$4.99
Granted	17,700	$18.35
Exercised	(89,100)	$5.02
Outstanding at September 30, 2013	30,700	$12.61

The intrinsic value of options exercised during the nine months ended September 30, 2013 was approximately $1.2 million.

The following table summarizes information concerning outstanding and exercisable options as of September 30, 2013:

	Number Outstanding	Weighted Average
Strike Prices	and exercisable	Strike Prices
$4.80	13,000	$4.80
$17.84	9,500	$17.84
$18.89	7,500	$18.89
$19.50	700	$19.50
	30,700	$12.61

As of September 30, 2013 the intrinsic value of options outstanding and exercisable was approximately $234,000.

9. BASIC AND DILUTED EARNINGS PER SHARE

Basic and diluted earnings per share for the three and nine months ended September 30, 2013 were computed as presented in the table below. There was no difference between basic and diluted weighted average common shares for the three and nine months ended September 30, 2012.

	For the three months ended	For the nine months ended
	September 30, 2013	September 30, 2013
Basic:
Net (loss) income	($1,947,622)	$15,296,381

Weighted average shares outstanding	1,031,350	1,004,599
Basic (loss) earnings per share	($1.89)	$15.23

	2013	2013
Diluted:
Net (loss) income	($1,947,622)	$15,296,381

Weighted average shares outstanding	1,031,350	1,004,599
Plus incremental shares from assumed conversion:
Stock options anti-dilutive for three months ended September 30, 2013	—	21,341

Diluted weighted average common shares	1,031,350	1,025,939
Diluted (loss) earnings per share	($1.89)	$14.91

During the three month period ended September 30, 2013, 30,700 stock options were excluded from the computation of diluted (loss) earnings per share as their effect would be anti-dilutive.

10. DISCONTINUED OPERATIONS AND REAL ESTATE INTERESTS HELD FOR SALE

As previously reported, on February 25, 2013 the Company completed the sale of its interests in Grove Isle Associates LLLP, Grove Isle Yacht Club Associates, Grove Isle Investments Inc. and CII Yacht Club, Inc., which represent interests in the Grove Isle hotel, club, tennis courts and marina (collectively, the “Grove Isle Property”) to Grove Isle Yacht & Tennis, LLC, a Florida limited liability company and an unrelated entity (“the Purchaser”), pursuant to a purchase agreement entered into on the same day (the “Agreement”). The purchase price was $24.4 million, consisting of $23.4 million in cash and a $1 million promissory note due from the Purchaser. Approximately $2.7 million of the proceeds were used to pay off the existing mortgage on the Grove Isle Property. The Company realized a gain on the sale of these interests (including amounts received in June 2013 described below) of approximately $19 million (or $19.00 per share) net of incentive fee due to the Adviser of approximately $2.1 million and before provision for corporate income taxes.

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

	For the three months		For the nine months
	ended September 30,		ended September 30,
Revenues:	2013	2012	2013	2012
Rental and related revenue	$—	$485,000	$171,000	$1,415,000
Food & beverage sales	—	1,271,000	1,950,000	$4,628,000
Marina revenue	—	408,000	382,000	$1,239,000
Other	—	110,000	—	$350,000
Total revenue	$—	$2,274,000	$2,503,000	$7,632,000
Expenses:
Rental operating expenses	—	43,000	97,000	149,000
Food & beverage operation expenses	—	1,127,000	1,430,000	3,840,000
Marina expenses	—	224,000	178,000	641,000
Professional fees	—	45,000	53,000	162,000
Interest expense	—	190,000	190,000	579,000
Depreciation, amortization and other expenses	—	424,000	199,000	1,261,000
Total expenses	$—	$2,053,000	$2,147,000	$6,632,000

Less: noncontrolling interest sold	—	—	(212,000)	—

Gain on sale of discontinued operations, net of incentive fee	(34,000)	—	18,805,000	—

Provision for income tax expense on gain on sale of discontinued ops	(1,626,000)	—	(2,694,000)	—
Income from discontinued operations	$(1,660,000)	$221,000	$16,255,000	$1,000,000

The major classes of assets and liabilities associated with the real estate interest held for sale as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
Grove Isle Spa remaining interest	$—	$1,434,000
Grove Isle land, hotel, club building and marina	—	1,801,000
Grove Isle other assets	—	222,000
Bayshore Restaurant, marina and retail offices	—	7,822,000
Bayshore goodwill	—	5,629,000
Bayshore other receivables	—	206,000
Bayshore other assets	—	985,000
Assets associated with real estate interests held for sale	$—	$18,099,000

Grove Isle mortgage note payable	$—	$2,696,000
Grove Isle accrued and other liabilities	—	23,000
Bayshore mortgage note payable	—	8,190,000
Bayshore interest rate swap contract payable	—	1,965,000
Bayshore accrued and other liabilities	—	510,000
Obligations associated with real estate interests held for sale	$—	$13,384,000
12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The Company reported a net loss of approximately $1.9 million ($1.89 per share) and net income of approximately $15.3 million ($15.23 per basic shares and $14.91 per diluted shares) for the three and nine months ended September 30, 2013, respectively. For the three and nine months ended September 30, 2012, we reported a net loss of $96,000 ($.09 per share) and net income of $138,000 ($.14 per share), respectively.

As previously reported, on February 25, 2013 the Company completed the sale the Grove Isle Property to Grove Isle Yacht & Tennis, LLC, a Florida limited liability company and an unrelated entity (“the Purchaser”), pursuant to a purchase agreement entered into on the same day (the “Agreement”). The purchase price was $24.4 million, consisting of $23.4 million in cash and a $1 million promissory note due from the Purchaser. Approximately $2.7 million of the proceeds were used to pay off the existing mortgage on the Grove Isle Property. The Company realized gain on the sale of these interests (including amounts received in June 2013) of approximately $19 million (or $19 per share) net of incentive fee due to the Adviser of approximately $2.1 million, before provision for corporate income taxes. In June 2013 the Company received approximately $327,000 of past due rental payments from the Grove Isle tenant which is included in the realized gain on the sale of Grove Isle.

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

REVENUES

Rentals and related revenues for the three and nine months ended September 30, 2013 and 2012 primarily consists of rent from the Advisor to CII for its corporate office.

Net realized and unrealized gain from investments in marketable securities:

Net realized loss from sales of marketable securities for the three and nine months ended September 30, 2013 was approximately $15,000 and $7,000, respectively. As compared with net realized (loss) gain from sales of marketable securities for the three and nine months ended September 30, 2012 was approximately ($12,000) and $55,000, respectively. Net unrealized gain from investments in marketable securities for the three and nine months ended September 30, 2013 was approximately $36,000 and $61,000, respectively. Net unrealized gain from investments in marketable securities for the three and nine months ended September 30, 2012 was approximately $57,000 and $87,000, respectively. For further details refer to Note 4 to Condensed Consolidated Financial Statements (unaudited).

Net income from other investments:

Net income from other investments for the three and nine months ended September 30, 2013 was approximately $87,000 and $230,000, respectively. Net income from other investments for the three and nine months ended September 30, 2012 was approximately $20,000 and $337,000, respectively. For further details refer to Note 5 to Condensed Consolidated Financial Statements (unaudited).

EXPENSES

Rental and other properties expenses for the three and nine months ended September 30, 2013 as compared with the same periods in 2012 decreased by approximately $9,000 (37%) and $20,000 (28%), respectively, related primarily due to non recurring repairs and maintenance to the corporate office in 2012.

General and administrative expenses for the nine months ended September 30, 2013 as compared with the same period in 2012 decreased by approximately $25,000 (9%). This decrease was primarily due to a $28,000 nonrecurring loss on abandonment of vacant land by Courtland Investments in April 2012.

Professional fees and expenses for the three months ended September 30, 2013 as compared with the same period in 2012 increased by approximately $17,000 (54%) primarily due to increased shareholder relations costs. Professional fees and expenses for the nine months ended September 30, 2013 as compared with the same period in 2012 increased by approximately $39,000 (40%) primarily due to a 2012 change in recording accounting fee expense from accrual to actual billing method.

EFFECT OF INFLATION:

Inflation affects the costs of holding the Company’s investments. Increased inflation would decrease the purchasing power of our mainly liquid investments.

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES

The Company’s material commitments primarily consist of a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of approximately $2.5 million due on demand and contributions committed to other investments of approximately $952,000 due upon demand. The funds necessary to meet these obligations are expected from the proceeds from the sales of investments, distributions from investments and available cash.

MATERIAL COMPONENTS OF CASH FLOWS

For the nine months ended September 30, 2013, net cash used in operating activities was approximately $1.2 million, primarily consisting of the Advisers regular fee of $765,000 and other general and administrative expenses.

For the nine months ended September 30, 2013, net cash provided by investing activities was approximately $21.3 million and consisted primarily of net cash proceeds from the sale of real estate interests of approximately $23 million, proceeds from sales of marketable securities of $864,000, distributions from other investments of $447,000 and distribution from affiliate (TGIF) of $196,000. These sources were partially offset by uses of funds of $3.1 million for purchase of marketable securities and $71,000 of contributions to other investments.

For the nine months ended September 30, 2013, net cash used in financing activities was approximately $189,000 and consisted primarily principal repayment of note payable to affiliate (TGIF) of $311,000 partially offset by $122,000 of proceeds from the exercise of stock options.

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

Grove Isle Associates, LLLP was a co-defendant in two lawsuits in the circuit court in Miami Dade County Florida. These cases arose from claims by a condominium association and resident seeking a declaratory judgment regarding certain provisions of the declaration of condominium relating to the Grove Isle Club and the developer. The claim by the association has been dismissed as to all counts related to the Company; however the association has filed an appeal.  Pursuant to an agreement dated February 25, 2013, in which the company sold its interests in Grove Isle Associates, LLLP, the Company will continue to defend the lawsuit in the event the appellate court reverses the dismissal and will indemnify the purchaser for any related judgment. The ultimate outcome of this litigation cannot presently be determined. However, in management’s opinion the likelihood of a material adverse outcome is remote. Accordingly, adjustments, if any that might result from the resolution of this matter have not been reflected in the condensed consolidated financial statements.

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

HMG/COURTLAND PROPERTIES, INC.

/s/ Larry Rothstein
Dated: November 8, 2013	President, Treasurer and Secretary
Principal Financial Officer

/s/ Carlos Camarotti
Dated: November 8, 2013	Vice President- Finance and Controller
Principal Accounting Officer
16