Form 10-K
period 2013-12-31
HMG COURTLAND PROPERTIES INC
filed 2014-03-10
CIK 311817

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant (excludes shares of voting stock held by directors, executive officers and beneficial owners of more than 10% of the Registrant’s voting stock; however, this does not constitute an admission that any such holder is an “affiliate” for any purpose) based on the closing price of the stock as traded on the NYSE Amex Exchange on the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2013) was $7,002,684. The number of shares outstanding of the issuer’s common stock, $1 par value as of the latest practicable date: 1,048,926 shares of common stock, $1 par value, as of March 10, 2014.

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

As previously reported, in November 2013, the Company paid a cash dividend of $4.2 million (or $4.00 per share) to shareholders of record as of November 1, 2013. This dividend reduced 2013 REIT taxable income and was a distribution of REIT tax capital gains primarily from gain on sales of real estate interests in 2013. The Company’s undistributed tax capital gains for the year ended December 31, 2013 were approximately $3.8 million (or $3.67 per share), after giving effect for the utilization of $5.1 net operating loss carryover. The Company (REIT only, excluding CII) has estimated federal and state tax liability of approximately $1.35 million and $250,000, respectively as of December 31, 2013. The $1.6 million federal and state liability is netted in gain from sale of discontinued operations.

As previously reported, on February 25, 2013, the Company completed the sale of its interests in Grove Isle Associates LLLP, Grove Isle Yacht Club Associates, Grove Isle Investments Inc. and CII Yacht Club, Inc., which represent interests in the Grove Isle hotel, club, tennis courts and marina (collectively, the “Grove Isle Property”) to Grove Isle Yacht & Tennis, LLC, a Florida limited liability company, an unrelated entity (“the Purchaser”), pursuant to a purchase agreement entered into on the same day (the “Agreement”). The purchase price was $24.4 million, consisting of $23.4 million in cash and a $1 million promissory note due from the Purchaser. Approximately $2.7 million of the proceeds were used to pay off the existing mortgage on the Grove Isle Property. The Company realized a gain on the sale of these interests (including transactions in June 2013 described below) of approximately $19 million (or $19 per share) net of incentive fee due to the Adviser of approximately $2.1 million and before provision for corporate income taxes estimated at $2.5 million (consisting of approximately $1.6 million in current income tax expense and $915,000 in deferred income tax expense).

In June 2013, the Company received an additional $327,000 in proceeds for unpaid rent due by the Grove Isle tenant prior to the sale. Also in June 2013 the Purchaser exercised its option to purchase our 50% interest in the spa for $100,000.

As previously reported, on March 29, 2013, pursuant to a Membership Interests Purchase Agreement (the “Agreement”) entered into in December 2012, HMG/Courtland Properties, Inc. and its 95% owned subsidiary, Courtland Investments, Inc. (the “Company”), completed the sale of the Company’s 50% membership interests in Bayshore Landing LLC, Bayshore Rawbar LLC and Bayshore Restaurant LLC, (collectively the “Monty’s property) to the other 50% owner, The Christoph Family Trusts, which are unrelated entities. The purchase price for the membership interests of $3 million was paid in cash. The Company realized a gain on the sale of these interests (as adjusted) of approximately $28,000 (or $.03 per share).

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

Investment in Affiliate.

The Company’s investment in affiliate consists of a 49% equity interest in T.G.I.F. Texas, Inc. (“TGIF”). TGIF was incorporated in Texas and operates solely from the Company’s corporate office in Miami, Florida. The Company’s CEO, Maurice Wiener, is also the CEO of TGIF. Its assets consist primarily of promissory notes receivable from its shareholders including CII and Mr. Wiener and other investments including marketable debt and equity securities. This investment’s carrying value as of December 31, 2013 and 2012 was approximately $2.4 and $2.5 million, respectively. CII’s note payable to TGIF which is due on demand was approximately $2.5 million and $2.8 million as of December 31, 2013 and 2012, respectively. Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On September 19, 2013, the shareholders approved the renewal and amendment of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2014 and expiring December 31, 2014.

The sole amendment to the Advisory Agreement was the change in the remuneration of the Advisor to decrease the Advisor’s current regular monthly compensation from $85,000 to $55,000, or $1,020,000 to $660,000 annually. All other terms of the existing Advisory Agreement will remain the same. The renewal and amendment was approved unanimously by the Directors unaffiliated with the Advisor.

The Adviser is majority owned by Mr. Wiener with the remaining shares owned by certain individuals, including Mr. Rothstein. The officers and directors of the Adviser are as follows: Maurice Wiener, Chairman of the Board and Chief Executive officer; Larry Rothstein, President, Treasurer, Secretary and Director; and Carlos Camarotti, Vice President - Finance and Assistant Secretary.

Advisory Fees. For the years ended December 31, 2013 and 2012, the Company and its subsidiaries incurred Adviser fees of approximately $3,116,000 and $1,056,000, respectively, of which $1,020,000 represented regular compensation for 2013 and 2012. In 2013 and 2012 Advisor fees include $2,096,000 and $36,000 in incentive fee compensation.

Item 2. Description of Property.

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

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable to Company.

Part II.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

The high and low per share closing sales prices of the Company’s stock on the NYSE Amex Exchange (ticker symbol: HMG) for each quarter during the past two years were as follows:

	High	Low
March 31, 2013	$20.74	$4.97
June 30, 2013	$20.20	$16.61
September 30, 2013	$20.58	$17.80
December 31, 2013	$23.80	$15.00

March 31, 2012	$5.00	$3.65
June 30, 2012	$5.24	$3.90
September 30, 2012	$6.62	$4.60
December 31, 2012	$5.62	$4.58

On October 21, 2013 the Company declared a capital gains dividend of $4.00 per share which was paid on November 8, 2013 to all shareholders of record as of November 1, 2013.

No dividends were declared or paid during 2012.

The Company’s policy has been to pay dividends as are necessary for it to qualify for taxation as a REIT under the Internal Revenue Code.

As of February 28, 2014, there were 365 shareholders of record of the Company’s common stock.

The following table illustrates securities authorized for issuance under the Company’s equity compensation plan, the 2011 Stock Option Plan:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by shareholders	22,700	$15.37	17,900
Equity compensation plan not approved by shareholders	—	—	—
Total	22,700	$15.37	17,900

The following table summarizes stock option activity during the year ended December 31, 2013:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2013	102,100	$4.99
Granted	17,700	$18.35
Exercised	(97,100)	$5.00
Outstanding at December 31, 2013	22,700	$15.37

No stock options were granted, exercised or forfeited during the year ended December 31, 2012.

The intrinsic value of options exercised during the year ended December 31, 2013 was approximately $1.3 million.

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2013:

Number Outstanding	Weighted Average
and exercisable	Strike Prices
5,000	$4.80
9,500	$17.84
7,500	$18.89
700	$19.50
22,700	$15.37

As of December 31, 2013 the intrinsic value of options outstanding and exercisable was approximately $60,000.

We have one current program to repurchase up to $300,000 of outstanding shares of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions.  This program was approved by our Board of Directors and announced in November 2012, as previously disclosed.  The repurchased shares of common stock have been retired and will not be reissued. This program expires December 31, 2015. As of December 31, 2013 the maximum dollar value of shares that may yet be purchased under the program is $168,900. During the year ended December 31, 2013, there were no shares purchased as part of this publicly announced program.

Item 6. Selected Financial Data:

Not applicable to the Company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates.

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in applying our critical accounting policies that affect the reported amounts of assets and liabilities and the disclosure (if any) of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period.  Our estimates and assumptions concern, among things, potential impairment of our other investments and other long-lived assets, uncertainties for Federal and state income tax and allowance for potential doubtful accounts. We evaluate those estimates and assumptions on an ongoing basis based on historical experience and on various other factors which we believe are reasonable under the circumstances. Note 1 of the consolidated financial statements, included elsewhere on this Form 10-K, includes a summary of the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. The Company believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the Company’s consolidated financial statements:

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

Real estate interests held for sale.

The Company’s classifies real estate interests in properties as held for sale when certain criteria are met, in accordance with U.S generally accepted accounting principles (“GAAP”). At that time we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property. Real estate held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. As of December 31, 2012, our Grove Isle property was classified as held for sale and a sale of Grove Isle was completed on February 25, 2013. As of March 31, 2013, the Monty’s property was classified as held for sale and a sale of Monty’s was completed on March 31, 2013.

Results of Operations:

For the years ended December 31, 2013 and 2012, the Company reported net income attributable to the Company of approximately $15.2 million ($15.11 per basic share and $15.08 per diluted share) and $6,000 (or $.01 per share), respectively. This increase in net income was primarily the result of income from discontinued operations of approximately $16.3 million (or $16.25 per share) due to the gain on sales of the Grove Isle and Monty’s property in the first quarter of 2013.

Revenues:

Total revenues for each of the years ended December 31, 2013 and 2012 were $64,000 comprised of rental revenue from corporate office.

Expenses:

Total expenses for the year ended December 31, 2013 as compared to that of 2012 remained consistent; increasing approximately $16,000 (or less than 1%).

Rental and other properties operating expenses for the year ended December 31, 2013 as compared to that of 2012 decreased by $31,000 (or 30%) primarily as a result of nonrecurring repairs of the corporate offices in 2012.

Professional fees and expenses increased by approximately $62,000 (or 55%) for the year ended December 31, 2013 as compared to 2012. This was primarily due to increased tax return preparation fees.

Other Income:

Net realized and unrealized gain (loss) from investments in marketable securities:

Net gain (loss) from investments in marketable securities, including marketable securities distributed by partnerships in which the Company owns minority positions, for the years ended December 31, 2013 and 2012, is as follows:

Description	2013	2012
Net realized (loss) gain from sales of marketable securities	($119,000)	$35,000
Net unrealized gain from marketable securities	263,000	86,000
Total net gain from investments in marketable securities	$144,000	$121,000

Net realized loss from sales of marketable securities consisted of approximately $176,000 of losses net of $57,000 of gains for the year ended December 31, 2013. The comparable amounts in fiscal year 2012 were gross gains of approximately $152,000 of gains net of $117,000 of losses.

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

Net income from other investments is summarized below (excluding other than temporary impairment losses):

	2013	2012
Partnerships owning real estate and related investments (a)	$40,000	$223,000
Venture capital funds – diversified businesses (b)	115,000	121,000
Income from investment in 49% owned affiliate (c)	94,000	57,000
Total net income from other investments	$249,000	$401,000

(a) The gain in 2013 and 2012 primarily consists of one cash distribution from an investment in a partnership owning real estate investments.

(b) The gains in 2013 and 2012 consist of various cash distributions from an investments owning diversified businesses which made cash distributions from the sale or refinancing of operating companies.

(c) This gain represents income from the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”). The increase in income is due to increased unrealized gains from marketable securities in 2013 versus 2012. In 2013 and 2012 TGIF declared and paid a cash dividend of which the Company’s portion of was approximately $196,000 each year. These dividends were recorded as reduction in the investment carrying value as required under the equity method of accounting for investments.

Other than temporary impairment (“OTTI”) losses from other investments

	2013	2012
Technology and related	($50,000)	—
Real estate and relate	—	($28,000)
Total other than temporary impairment loss from other investments	($50,000)	($28,000)
10

The OTTI loss for the year ended December 31, 2013 consists of a recognized impairment loss in an investment in a partnership that invests in technology related companies. The Company committed to fund $500,000 in this investment of which $466,000 has been funded. As a result of this recognized impairment, the investment’s carrying value was decreased from $369,000 to $319,000.

The OTTI loss for the year ended December 31, 2012 consists of a recognized impairment loss in an investment in a partnership which operates and leases executive suites in Miami, Florida. The Company has funded $120,000 to date in this investment and the losses incurred were primarily associated with the initial start up of the venture in 2010.

Net income or loss from other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s net earnings. However, the amount of investment gain or loss from other investments for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

Interest, dividend and other income

Interest, dividend and other income for the year ended December 31, 2013 as compared with 2012 increased by approximately $88,000 (or 61%), primarily due to increased dividend and interest income from equity and debt marketable securities.

Provision for (benefit from) income taxes:

Provision for income taxes for the year ended December 31, 2013 was approximately $2,508,000, is netted in income from discontinued operations and includes $915,000 of deferred income tax expense (described below).

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amount and the tax basis of assets and liabilities at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. As a result of timing differences associated with the carrying value of other investments, unrealized gains and losses of marketable securities, depreciable assets and the future benefit of a net operating loss, as of December 31, 2013 and 2012, the Company has recorded a net deferred tax (liability) asset of ($217,000) and $698,000, respectively, and resulted in deferred tax expense of $915,000. A valuation allowance against deferred tax asset has not been established as management believes it is more likely than not, based on the Company’s previous history and expectation of future taxable income before expiration, that these assets will be realized.

Benefit from income taxes for the year ended December 31, 2012 was $66,000.

Effect of Inflation.

Inflation affects the costs of maintaining the Company’s investments.

Liquidity, Capital Expenditure Requirements and Capital Resources. The Company’s material commitments primarily consist of a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of approximately $2.5 million due on demand (see Item 13. Certain Relationships and Related Transactions and Director Independence.) and contributions committed to other investments of approximately $912,000 due upon demand. The funds necessary to meet these obligations are expected from the proceeds from the sales of investments, distributions from investments and available cash.

A summary of the Company’s contractual cash obligations at December 31, 2013 is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Note payable	$2,503,000	$2,503,000	—	—	—
Other investments commitments	912,000	912,000	—	—	—
Total	$3,415,000	$3,415,000	—	—	—

The timing of amounts due under commitments for other investments is determined by the managing partners of the individual investments.

Material Changes in Operating, Investing and Financing Cash Flows.

As previously reported, the Company sold its interests in the Grove Isle and Monty’s properties. The remaining proceeds of such sales are temporarily held in cash and cash equivalents. The Company will continue to evaluate potential investments of such proceeds, while also maintaining its status as a REIT.

The Company’s cash flows are generated primarily from its real estate net rental and related activities, sales of marketable securities, distributions from other investments and borrowings.

For the year ended December 31, 2013, net cash used in operating activities was approximately $1.5 million, primarily consisting of the Advisers regular fee of $1,020,000 and other general and administrative expenses.

For the year ended December 31, 2013, net cash provided by investing activities was approximately $21.9 million and consisted primarily of net cash proceeds from the sale of real estate interests of approximately $23.0 million, proceeds from sales of marketable securities of $1.3 million, distributions from other investments of $517,000, collections in notes and advances from related parties of $697,000 and distribution from affiliate (TGIF) of $196,000. These sources were partially offset by uses of funds of $3.7 million for purchase of marketable securities and $136,000 of contributions to other investments.

For the year ended December 31, 2013, net cash used in financing activities was approximately $4.3 million and consisted primarily the dividend paid of $4.2 million and principal repayment of note payable to affiliate (TGIF) of $311,000. These uses in funds are partially offset by $161,000 of proceeds from the exercise of stock options.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable to the Company.

12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of HMG/Courtland Properties, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of HMG/Courtland Properties, Inc. (a Delaware corporation) and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of HMG/Courtland Properties, Inc. and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry Bekaert LLP

Coral Gables, Florida

March 10, 2014

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES CONSOLIDATED
BALANCE SHEETS AS OF DECEMBER 31, 2013 AND 2012
	December 31,	December 31,
	2013	2012
ASSETS
Investment properties, net of accumulated depreciation:
Office building and other commercial property	$809,905	$826,061
Total investment properties, net	809,905	826,061

Cash and cash equivalents	17,655,568	1,510,773
Assets associated with real estate interest held for resale	—	18,098,789
Investments in marketable securities	4,722,597	2,158,330
Other investments	3,304,336	3,603,655
Investment in affiliate	2,445,891	2,547,572
Loans, notes and other receivables	1,408,150	295,562
Notes and advances due from related parties	—	696,909
Deferred taxes	—	698,000
Other assets	32,773	36,731
TOTAL ASSETS	$30,379,220	$30,472,382

LIABILITIES
Note payable to affiliate	$2,502,891	$2,814,379
Accounts payable, accrued expenses and other liabilities	202,552	46,550
Amounts due to the Adviser	2,095,701	—
Current income tax payable	1,592,716	—
Deferred income tax payable	217,000	—
Obligations associated with real estate interest held for resale	—	13,383,821

TOTAL LIABILITIES	6,610,860	16,244,750

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Excess common stock, $1 par value; 100,000 shares authorized: no shares issued	—	—
Common stock, $1 par value; 1,200,000 shares authorized and 1,048,926 and 969,526 issued and outstanding as of December 31, 2013 and 2012, respectively	1,048,926	969,526
Additional paid-in capital	24,230,844	24,129,031
Undistributed gains from sales of properties, net of losses	53,754,659	41,572,120
Undistributed losses from operations	(55,547,873)	(54,377,617)
Accumulated other comprehensive loss	—	(982,500)
Total stockholders’ equity	23,486,556	11,310,560
Non controlling interest	281,804	2,917,072
TOTAL STOCKHOLDERS’ EQUITY	23,768,360	14,227,632
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,379,220	$30,472,382

See notes to the consolidated financial statements
15

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

REVENUES	2013	2012
Real estate rentals and related revenue	$64,142	$64,340
Total revenues	64,142	64,340

EXPENSES
Operating expenses:
Rental and other properties	73,983	105,216
Adviser’s base fee	1,020,000	1,020,000
General and administrative	324,852	341,798
Professional fees and expenses	173,439	111,811
Directors’ fees and expenses	108,620	92,489
Depreciation expense	16,156	16,156
Interest expense	88,427	102,084
Total expenses	1,805,477	1,789,554

Loss before other income and income taxes	(1,741,335)	(1,725,214)

Net realized and unrealized gains from investments in marketable securities	144,219	120,696
Net income from other investments	248,709	400,751
Other than temporary impairment losses from other investments	(50,000)	(27,666)
Interest, dividend and other income	231,864	143,677
Total other income	574,792	637,458

Loss before income taxes	(1,166,543)	(1,087,756)

Benefit from income taxes	—	(66,000)
Loss from continuing operations	(1,166,543)	(1,021,756)
Income from discontinued operations, net of tax and incentive fee	16,439,449	1,122,167
Net income	15,272,906	100,411

Noncontrolling interest in continuing operations	(3,713)	(3,033)
Noncontrolling interest in discontinued operations	(93,206)	(91,067)
Net income attributable to the noncontrolling interest	(96,919)	(94,100)
Net income attributable to the Company	$15,175,987	$6,311

Amounts attributable to the Company
Continuing operations	(1,170,256)	(1,024,789)
Discontinued operations	16,346,243	1,031,100
Net income attributable to the Company	$15,175,987	$6,311

Weighted average common shares outstanding-basic	1,004,599	1,001,593
Weighted average common shares outstanding-diluted	1,006,067	1,001,593
Net income (loss) per common share:
Continuing operations-basic	$(1.16)	$(1.02)
Continuing operations-diluted	$(1.16)	$(1.02)
Discontinued operations-basic	$16.27	$1.03
Discontinued operations-diluted	$16.25	$1.03
Basic income per share	$15.11	$0.01
Diluted income per share	$15.08	$0.01
Other comprehensive income:
Unrealized gain on interest rate swap agreement	$982,500	$5,000
Total other comprehensive income	982,500	5,000

Comprehensive income	$16,158,487	$11,311

See notes to the consolidated financial statements
16

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
				Undistributed		Accumulated
				Gains from Sales	Undistributed	Other			Total
	Common Stock		Additional	of Properties	Losses from	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Paid-In Capital	Net of Losses	Operations	Loss	Shares	Cost	Equity

Balance as of January 1, 2012	1,023,955	$1,023,955	$24,366,099	$41,572,120	$(54,383,928)	$(987,500)	13,529	$(60,388)	11,530,358

Net income					6,311				6,311

Unrealized gain on interest rate swap contract						5,000			5,000

Non-employee stock option compensation			12,211						12,211

Purchase of treasury stock							40,900	(243,320)	(243,320)

Treasury stock retired	(54,429)	(54,429)	(249,279)				(54,429)	303,708	—

Balance as of December 31, 2012	969,526	969,526	24,129,031	41,572,120	(54,377,617)	(982,500)	—	—	11,310,560

Net income (loss)				16,346,243	(1,170,256)				15,175,987

Dividend paid - $4.00 per share				(4,163,704)					(4,163,704)

Reversal of unrealized loss on interest rate swap contract						982,500			982,500

Non-employee stock option compensation			20,498						20,498

Stock options exercised	97,100	97,100	388,420						485,520

Treasury stock from stock option reloads							17,700	(324,805)	(324,805)

Treasury stock retired	(17,700)	(17,700)	(307,105)				(17,700)	324,805	—

Balance as of December 31, 2013	1,048,926	$1,048,926	$24,230,844	$53,754,659	($55,547,873)	$—	—	$—	$23,486,556

See notes to the consolidated financial statements
17

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the Company	$15,175,987	$6,311
Adjustments to reconcile net income attributable to the Company to net cash (used in) provided by operating activities:
Depreciation expense	16,156	898,985
Non-employee stock compensation	20,498	12,211
Net income from other investments, excluding impairment losses	(248,709)	(400,750)
Other than temporary impairment loss from other investments	50,000	27,666
Gain from sale of discontinued operations	(16,346,243)	—
Net gain from investments in marketable securities	(144,219)	(120,696)
Net gain attributable to non controlling interest	3,713	94,046
Deferred income tax benefit	—	(66,000)
Provision for bad debts	—	100,000
Changes in assets and liabilities:
Other assets and other receivables	(205,746)	(27,637)
Accounts payable, accrued expenses and other liabilities	156,003	(193,784)
Total adjustments	(16,698,547)	324,041
Net cash (used in) provided by operating activities	(1,522,560)	330,352

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of discontinued operations	23,030,262	—
Purchases and improvements of properties	—	(353,126)
Proceeds from collections of notes and advances from related parties	696,909	—
Proceeds from collections of mortgage loans and notes receivables	75,000	—
Distributions from other investments	516,764	661,655
Contributions to other investments	(135,750)	(244,327)
Net proceeds from sales and redemptions of securities	1,305,944	1,271,707
Increased investments in marketable securities	(3,703,313)	(1,217,278)
Distribution from affiliate	196,016	196,016
Net cash provided by investing activities	21,981,832	314,647

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend paid	(4,163,704)	—
Repayment of mortgages and notes payables	(311,488)	(830,775)
Proceeds from stock options exercised	160,715	—
Purchase of treasury stock	—	(243,320)
Net cash used in financing activities	(4,314,477)	(1,074,095)

Net increase (decrease) in cash and cash equivalents	16,144,795	(429,096)

Cash and cash equivalents at beginning of the year	1,510,773	2,366,363

Cash and cash equivalents at end of the year	$17,655,568	$1,937,267

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$88,000	$747,000
Cash paid during the year for income taxes	$—	$—

Non-cash Investing Activities:
Note receivable received for sales of discontinued operations	$1,000,000	$—

See notes to the consolidated financial statements
18

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013 and 2012

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Consolidation. The consolidated financial statements include the accounts of HMG/Courtland Properties, Inc. (“we” or the “Company”) and entities in which the Company owns a majority voting interest or controlling financial interest. The Company was organized in 1972 and (excluding its 95% owned subsidiary Courtland Investments, Inc., which files a separate tax return) qualifies for taxation as a real estate investment trust (“REIT”) under the Internal Revenue Code. The Company’s business is the ownership and management of income-producing commercial properties and its management considers other investments if such investments offer growth or profit potential. The Company’s recurring operating revenue is from property rental operations of its corporate offices.

All material transactions and balances with consolidated and unconsolidated entities have been eliminated in consolidation or as required under the equity method.

The Company’s consolidated subsidiaries are described below:

Courtland Investments, Inc. (“CII”). A 95% owned corporation in which the Company holds a 95% non-voting interest and Masscap Investments Company, Inc. (“Masscap”) which holds a 5% voting interest in CII. The Company and Masscap have had a continuing arrangement with regard to the ongoing operations of CII, which provides the Company with complete authority over all decision making relating to the business, operations and financing of CII consistent with the Company’s status as a real estate investment trust. Masscap is a wholly-owned subsidiary of Transco Realty Trust which is a 45% shareholder of the Company. CII files a separate tax return and its operations are not part of the REIT tax return.

260 River Corp (“260”). This wholly owned corporation of the Company owns an approximate 70% interest in a vacant commercially zoned building located on 5.4 acres in Montpelier, Vermont. Development of this property is being considered.

Courtland Houston, Inc. (“CHI”). Effective December 31, 2013, this company ceased operations and was dissolved. This corporation was 80% owned by CII and 20% owned by its sole employee. CHI engaged in consulting services and commercial leasing activities in Texas.

South Bayshore Associates (“SBA”). This is a 75% company owned joint venture with the Company’s 45% shareholder, Transco Realty Trust (“TRT”). In 2013 TRT paid off its $300,000 note due to SBA.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2013 and 2012. The Company’s federal income tax returns since 2010 are subject to examination by the Internal Revenue Service, generally for a period of three years after the returns were filed.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the consolidated financial statements as selling, general and administrative expense.

Depreciation. Depreciation of the corporate offices properties held for investment is computed using the straight-line method over its estimated useful life of 39.5 years. Depreciation expense for the corporate offices for each of the years ended December 31, 2013 and 2012 was approximately $16,000.

Fair Value of Financial Instruments. The Company records its financial assets and liabilities at fair value, which is defined under the applicable accounting standards as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measure date. The Company uses valuation techniques to measure fair value, maximizing the use of observable outputs and minimizing the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.

●	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 – Inputs include management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation.

An investment’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The carrying value of financial instruments including other receivables, notes and advances due from related parties, accounts payable and accrued expenses and mortgages and notes payable approximate their fair values at December 31, 2013 and 2012, due to their relatively short terms or variable interest rates.

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

Marketable securities from time to time are pledged as collateral pursuant to broker margin requirements. At December 31, 2013 and 2012, there were no margin balances outstanding.

Notes and other receivables. Management periodically performs a review of amounts due on its notes and other receivable balances to determine if they are impaired based on factors affecting the collectability of those balances. Management’s estimates of collectability of these receivables requires management to exercise significant judgment about the timing, frequency and severity of collection losses, if any, and the underlying value of collateral, which may affect recoverability of such receivables. As of December 31, 2013 and 2012, the Company had no allowances for bad debt.

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

Comprehensive Income. The Company reports comprehensive income in its consolidated statements of comprehensive income. Comprehensive income is the change in equity from transactions and other events from nonowner sources. Comprehensive income includes net income (loss) and other comprehensive income (loss). For the years ended December 31, 2013 and 2012, comprehensive income consisted of unrealized gain from interest rate swap contract of $982,500 and $5,000, respectively.

Income (loss) per common share. Net income (loss) per common share (basic and diluted) is based on the net income (loss) divided by the weighted average number of common shares outstanding during each year. Diluted net loss per share includes the dilutive effect of options to acquire common stock. Common shares outstanding include issued shares less shares held in treasury. There were 22,700 and 102,100 stock options outstanding as of December 31, 2013 and 2012, respectively. The 2013 options were included in the diluted earnings per share computation as their effect was dilutive. The 2012 options were not included in the diluted earnings per share computation as their effect would have been anti-dilutive.

Gain on sales of properties. Gain on sales of properties is recognized when the minimum investment requirements have been met by the purchaser and title passes to the purchaser.

In 2013 the Company sold its interests in the Grove Isle and Monty’s properties and recognized gain on sale of discontinued operations of $16.4 million, net of income taxes and incentive fee to Adviser.

There were no sales of property in 2012.

Cash and cash Equivalents. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Concentration of Credit Risk. Financial instruments that potentially subject the Company to concentration of credit risk are cash and cash equivalent deposits in excess of federally insured limits, marketable securities, other receivables and notes and mortgages receivable. From time to time the Company may have bank deposits in excess of federally insured limits. The Company evaluates these excess deposits and transfers amounts to brokerage accounts and other banks to mitigate this exposure. As of December 31, 2013 we have approximately $560,000 of deposits in excess of federally insured limits.

The Company maintains cash and equivalents in bank accounts which at times, may exceed federally-insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. The federally insured limit for time deposits is presently $250,000.

Interest rate swap contract.

The Company may or may not use interest rate swap contracts to reduce interest rate risk. The Company has no interest rate swap contracts outstanding as of December 31, 2013. The interest rate swap contract outstanding as of December 31, 2012 was satisfied in conjunction with the sale of the Monty’s property in March 2013.

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

Non controlling Interest. Non controlling interest represents the noncontrolling or minority partners’ proportionate share of the equity of the Company’s majority owned subsidiaries. A summary for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012
Non controlling interest balance at beginning of year	$2,917,000	$2,818,000
Non controlling partners’ interest in operating gains of consolidated subsidiaries	4,000	94,000
Non controlling partners’ interest in gains of discontinued operations of consolidated subsidiaries	93,000	—
Non controlling partners’ interest in sales of real estate	(1,750,000)	—
Reclassification of unrealized loss on interest rate swap agreement	(982,000)	5,000

Non controlling interest balance at end of year	$282,000	$2,917,000

Revenue recognition. CII is the lessor of the Company’s principal executive offices and the Adviser corporate offices. This lease agreement is classified as an operating lease and accordingly all rental revenue is recognized as earned based upon total fixed cash flow over the initial term of the lease, using the straight line method. The lease agreement originally dated December 1, 1999, and was renewed in 2009. The lease provides for base rent of $48,000 per year payable in equal monthly installments during the five year term of the lease which expires on December 1, 2014. The Adviser, as tenant, pays utilities, certain maintenance and security expenses relating to the leased premises.

Impairment of long-lived assets. The Company periodically reviews the carrying value of its properties and long-lived assets in relation to historical results, current business conditions and trends to identify potential situations in which the carrying value of assets may not be recoverable. If such reviews indicate that the carrying value of such assets may not be recoverable, the Company would estimate the undiscounted sum of the expected future cash flows of such assets or analyze the fair value of the asset, to determine if such sum or fair value is less than the carrying value of such assets to ascertain if a permanent impairment exists. If a permanent impairment exists, the Company would determine the fair value by using quoted market prices, if available, for such assets, or if quoted market prices are not available, the Company would discount the expected future cash flows of such assets and would adjust the carrying value of the asset to fair value. There were no impairment of long-lived assets in 2013 and 2012.

Share-based compensation.

The Company accounts for share-based compensation in accordance with ASC Topic 718 “Share-Based Payments”. The Company has used the Black-Scholes option pricing model to estimate the fair value of stock options on the dates of grant.

Recent accounting pronouncements.

In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires the unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset. When a deferred tax asset is not available, or the asset is not intended to be used for this purpose, an entity should present the unrecognized tax benefit in the financial statements as a liability. The guidance will become effective for us at the beginning of our second quarter of fiscal 2014. We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” or ASU 2013-02. ASU 2013-02 implements the previously deferred requirement to disclose reclassification adjustments into and out of accumulated other comprehensive income in either a note or on the face of the financial statements. ASU 2013-02 was effective for the first interim or annual period beginning after December 15, 2012, and was applied prospectively. As we have not reclassified any balances into or out of accumulated other comprehensive income, the adoption of ASU 2013-02 did not have a material impact on our consolidated financial statements.

In January 2013, the FASB issued guidance clarifying the scope of disclosure requirements for offsetting assets and liabilities. The amended guidance limits the scope of balance sheet offsetting disclosures to derivatives, repurchase agreements, and securities lending transactions to the extent that they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement. The guidance will become effective for us at the beginning of our first quarter of fiscal 2014. We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.

2. INVESTMENT PROPERTIES

The components of the Company’s investment properties and the related accumulated depreciation information follow:

	December 31, 2013
		Accumulated
	Cost	Depreciation	Net
Office building and other commercial property:
Corporate Office - (Coconut Grove, FL) – Building	$652,198	$278,982	$373,216
Corporate Office – (Coconut Grove, FL) – Land	325,000	—	325,000
Other (Montpelier, Vermont) – Building	52,000	52,000	—
Other (Montpelier, Vermont) - Land and improvements (5.4 acres)	111,689	—	111,689
	$1,140,887	$330,982	$809,905

	December 31, 2012
		Accumulated
	Cost	Depreciation	Net
Office building and other commercial property:
Corporate Office - (Coconut Grove, FL) – Building	$652,198	$262,826	$398,372
Corporate Office – (Coconut Grove, FL) – Land	325,000	—	325,000
Other (Montpelier, Vermont) – Building	52,000	52,000	—
Other (Montpelier, Vermont) - Land and improvements (5.4 acres)	111,689	—	111,689
Totals	$1,140,887	$314,826	$826,061
24

3. INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities consist primarily of large capital corporate equity and debt securities in varying industries or issued by government agencies with readily determinable fair values (see table below). These securities are stated at market value, as determined by the most recently traded price of each security at the balance sheet date. Consistent with the Company’s overall current investment objectives and activities its entire marketable securities portfolio is classified as trading. Accordingly all unrealized gains and losses on this portfolio are recorded in income. For the years ended December 31, 2013 and 2012, net unrealized gains on trading securities were approximately $263,000 and $86,000, respectively.

	December 31, 2013			December 31, 2012
	Cost	Fair	Unrealized	Cost	Fair	Unrealized
Description	Basis	Value	Gain (loss)	Basis	Value	Gain (loss)
Real Estate Investment Trusts	$345,000	$351,000	$6,000	$174,000	$122,000	($52,000)

Mutual Funds, ETF & other	2,030,000	2,144,000	114,000	760,000	817,000	57,000

Other Equity Securities	962,000	1,163,000	201,000	570,000	557,000	(13,000)
Total Equity Securities	3,337,000	3,658,000	321,000	1,504,000	1,496,000	(8,000)
Debt Securities	1,088,000	1,065,000	(23,000)	621,000	662,000	41,000
Total	$4,425,000	$4,723,000	$298,000	$2,125,000	$2,158,000	$33,000

As of December 31, 2013, debt securities are scheduled to mature as follows:

	Cost	Fair Value
2019 – 2023	$25,000	$26,000
2024 – thereafter	1,063,000	1,039,000
	$1,088,000	$1,065,000

Net gain from investments in marketable securities for the years ended December 31, 2013 and 2012 is summarized below:

Description	2013	2012
Net realized (loss) gain from sales of marketable securities	($119,000)	$35,000
Net unrealized gain from marketable securities	263,000	86,000
Total net gain from investments in marketable securities	$144,000	$121,000

Net realized (loss) gain from sales of marketable securities consisted of approximately $176,000 of losses net of $57,000 of gains for the year ended December 31, 2013. The comparable amounts in fiscal year 2012 were gains of approximately $152,000 and losses of $117,000.

Consistent with the Company’s overall current investment objectives and activities the entire marketable securities portfolio is classified as trading (as defined by U.S. generally accepted accounting principles). Unrealized gains or losses of marketable securities on hand are recorded in income.

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

As of December 31, 2013 and 2012, other investments had an aggregate carrying value of $3.3 million and $3.6 million, respectively. The Company has committed to fund approximately an additional $912,000 as required by agreements with the investees. The carrying value of these investments is equal to contributions less distributions and other than temporary loss valuation adjustments. During the years ended December 31, 2013 and 2012 the Company made contributions of approximately $136,000 and $244,000, respectively, and received distributions from these investments of $516,000 and $662,000, respectively.

The Company’s other investments are summarized below.

	Carrying values as of December 31,
Investment Focus	2013	2012

Venture capital funds – technology and communications	$473,000	$514,000

Venture capital funds – diversified businesses	1,098,000	1,337,000

Real estate and related	1,409,000	1,453,000

Other	325,000	300,000

Totals	$3,304,000	$3,604,000

The Company regularly reviews the underlying assets in its investment portfolio for events, including but not limited to bankruptcies, closures and declines in estimated fair value, that may indicate the investment has suffered other-than-temporary decline in value. When a decline is deemed other-than-temporary, an investment loss is recognized.

Net income from other investments is summarized below (excluding other than temporary impairment loss):

	2013	2012
Income from investment in 49% owned affiliate (a)	$94,000	$57,000
Real estate and related (b)	40,000	223,000
Venture capital funds – diversified businesses (c)	104,000	121,000
Other	10,000	—
Total net income from other investments	$248,000	$401,000

(a)          This gain represents income from the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”). The increase in income is due to increased net income of TGIF as a result of higher investment income. In 2013 and 2012 TGIF declared and paid a cash dividend, the Company’s portion of which was approximately $196,000 each year. These dividends were recorded as reduction in the investment carrying value as required under the equity method of accounting for investments.

(b)          The gain in 2013 and 2012 consists primarily of cash distributions from an investment in real estate partnership which distributed proceeds from sales of its real estate.

(c)          The gain in 2013 and 2012 consists of cash distributions from various investments in partnerships owning diversified businesses which made cash and stock distributions from the sale or refinancing of operating companies and/or distributions from operating activities.

Other than temporary impairment losses from other investments

For the years ended December 31, 2013 and 2012, approximately $50,000 and $28,000, respectively, of valuation losses from other than temporary impairment losses from other investments were recorded. In 2013 this consisted of an increased valuation loss of $50,000 from an investment in a limited partnership which invests in technology related entities. In 2012 the impairment loss consisted of an increased valuation loss of $28,000 from an investment in a private partnership which operates and leases executive suites in Miami, Florida.

	2013	2012
Technology and related	($50,000)	—
Real estate and related	—	($28,000)
Total other than temporary impairment loss from other investments	($50,000)	($28,000)

Net gain or loss from other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s net earnings. However, the amount of investment gain or loss from other investments for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2013 and 2012, aggregated by investment category and the length of time that investments have been in a continuous loss position:

	As of December 31, 2013
	Less than 12 Months		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	—	—	$346,000	$(76,000)	$346,000	$(76,000)
Partnerships owning real estate and related investments	—	—	246,000	(11,000)	246,000	(11,000)
Total	—	—	$592,000	$(87,000)	$592,000	$(87,000)

	As of December 31, 2012
	Less than 12 Months		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$11,000	$(10,000)	$374,000	$(69,000)	$384,000	$(79,000)
Partnerships owning diversified businesses	—	—	241,000	(5,000)	241,000	(5,000)
Partnerships owning real estate and related investments	—	—	231,000	(49,000)	231,000	(49,000)
Total	$11,000	$(10,000)	$846,000	$(123,000)	$856,000	$(133,000)

5. FAIR VALUE INSTRUMENTS

In accordance with ASC Topic 820, the Company measures cash and cash equivalents, marketable debt and equity securities and the interest rate swap contract at fair value on a recurring basis. Other investments are measured at fair value on a nonrecurring basis.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis during the years ended December 31, 2013 and 2012, using quoted prices in active markets for identical assets (Level 1) and significant other observable inputs (Level 2). For the year ended December 31, 2013 and 2012, there were no major assets or liabilities measured at fair value on a recurring basis which uses significant unobservable inputs (Level 3):

	Fair value measurement at reporting date using
	Total	Quoted Prices in Active	Significant Other	Significant
	December 31,	Markets for Identical Assets	Observable Inputs	Unobservable Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Time deposits	$55,000	—	$55,000	—
Money market mutual funds	1,257,000	$1,257,000	—	—
U.S. T-bills	15,305,000	$15,305,000	—	—
Marketable securities:
Corporate debt securities	1,065,000	—	1,065,000	—
Marketable equity securities	3,658,000	3,658,000	—	—
Total assets	$21,340,000	$20,220,000	$1,120,000	$—

	Fair value measurement at reporting date using
	Total	Quoted Prices in Active	Significant Other	Significant
	December 31,	Markets for Identical Assets	Observable Inputs	Unobservable Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Time deposits	$54,000	—	$54,000	—
Money market mutual funds	783,000	$783,000	—	—
Marketable securities:
Corporate debt securities	662,000	—	662,000	—
Marketable equity securities	1,497,000	1,497,000	—	—
Total assets	$2,996,000	$2,280,000	$716,000	$—

Liabilities:
Interest rate swap contract	1,965,000	—	1,965,000	—
Total liabilities	$1,965,000	—	$1,965,000	—

Carrying amount is the estimated fair value for corporate debt securities and time deposits based on a market-based approach using observable (Level 2) inputs such as prices of similar assets in active markets.

The following are the major categories of assets and liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2013 and 2012. This category includes other investments and goodwill which are measured using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

	Fair value measurement at reporting date using				Total
	Total	Quoted Prices in Active	Significant Other	Significant	losses for
	December 31,	Markets for Identical Assets	Observable Inputs	Unobservable Inputs	year ended
Description	2013	(Level 1)	(Level 2) (a)	(Level 3) (b)	12/31/2013
Assets:
Other investments by investment focus:
Technology & Communication	$472,000	$—	$472,000	$—	$50,000
Diversified businesses	1,098,000	—	1,098,000	—	—
Real estate and related	1,409,000	—	462,000	947,000	—
Other	325,000	—	—	325,000	—
Total assets	$3,304,000	$—	$2,032,000	$1,272,000	$50,000

	Fair value measurement at reporting date using				Total
	Total	Quoted Prices in Active	Significant Other	Significant	losses for
	December 31,	Markets for Identical Assets	Observable Inputs	Unobservable Inputs	year ended
Description	2012	(Level 1)	(Level 2) (a)	(Level 3) (b)	12/31/2012
Assets:
Other investments by investment focus:
Technology & Communication	$514,000	$—	$514,000	$—	$—
Diversified businesses	1,337,000	—	1,337,000	—	—
Real estate and related	1,453,000	—	500,000	953,000	28,000
Other	300,000	—	—	300,000	—
	$3,604,000	$—	$2,351,000	$1,253,000	$28,000

Goodwill (Bayshore)	5,628,000			5,628,000	—
Total assets	$9,232,000	$—	$2,351,000	$6,881,000	$28,000

(a)	Other investments measured at fair value on a non recurring basis include investments in certain entities that calculate net asset value per share (or its equivalent such as member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed, “NAV”). This class primarily consists of private equity funds that have varying investment focus. These investments can never be redeemed with the funds. Instead, the nature of the investments in this class is that distributions are received through the liquidation of the underlying assets of the fund. If these investments were held it is estimated that the underlying assets of the fund would be liquidated over 5 to 10 years. As of December 31, 2013, it is probable that all of the investments in this class will be sold at an amount different from the NAV of the Company’s ownership interest in partners’ capital. Therefore, the fair values of the investments in this class have been estimated using recent observable information such as audited financial statements and/or statements of partners’ capital obtained directly from investees on a quarterly or other regular basis. During the year ended December 31, 2013, the Company received distributions of approximately $511,000 from this type of investment primarily from investments in diversified businesses and real estate. During the year ended December 31, 2013 the Company made contributions totaling $111,000 in this type of investment. As of December 31, 2013, the amount of the Company’s unfunded commitments related to the aforementioned investments is approximately $912,000.

(b)	Other investments above which are measured on a nonrecurring basis using Level 3 unobservable inputs consist of investments primarily in commercial real estate in Florida through private partnerships and two investments in the stock of private banks in Florida and Texas. The Company does not know when it will have the ability to redeem the investments and has categorized them as a Level 3 fair value measurement. The Level 3 real estate and related investments of approximately $947,000 include one investment in a commercial building located near the Company’s offices purchased in 2005 with a carrying value as of December 31, 2013 of $724,000. These investments are measured using primarily inputs provided by the managing member of the partnerships with whom the Company has done similar transactions in the past and is well known to management. The fair values of these real estate investments have been estimated using the net asset value of the Company’s ownership interest in partners’ capital. The investments in private bank stocks include a South Florida community bank in the amount of $25,000 made in December 2013, a private bank and trust located in Coral Gables, Florida in the amount of $250,000 made in 2009, and a $50,000 investment in a bank located in El Campo, Texas made in 2010. The fair values of these bank stock investments have been estimated using the cost method less distributions received and other than temporary impairments. This investment is valued using inputs provided by the management of the banks.

The following table includes a roll-forward of the investments classified within level 3 of the fair value hierarchy for the year ended December 31, 2013:

Level 3 Investments:
Balance at January 1, 2013	$1,253,000
Investment in private community bank	25,000
Distributions from Level 3 investments	(6,000)
Transfers from Level 2	—
Balance at December 31, 2013	$1,272,000

6. INVESTMENT IN AFFILIATE

Investment in affiliate consists of CII’s 49% equity interest in T.G. I.F. Texas, Inc. (“T.G.I.F.”). T.G.I.F. is a Texas Corporation which holds promissory notes receivable from its shareholders, including CII and Maurice Wiener, the Chairman of the Company and T.G.I.F. Reference is made to Note 9 for discussion on notes payable by CII to T.G. I.F. This investment is recorded under the equity method of accounting. For the years ended December 31, 2013 and 2012, income from investment in affiliate amounted to approximately $94,000 and $57,000, respectively and is included in net income from other investments in the consolidated statements of comprehensive income. In December 2013 and 2012 T.G.I.F. declared and paid a cash dividend of $.07 per share. CII’s dividend amount received was approximately $196,000 each year. This dividend is recorded as a reduction in the carrying amount of CII investment in T.G.I.F. as required under the equity method of accounting.

7. LOANS, NOTES AND OTHER RECEIVABLES

	As of December 31,
Description	2013	2012
Promissory note and accrued interest due from purchaser of Grove Isle (a)	$1,034,000	$—
Promissory note and accrued interest due from individual (b)	214,000	208,000
Other	160,000	88,000
Total loans, notes and other receivables	$1,408,000	$296,000

(a)	In February 2013, the Company sold its interest in Grove Isle and related entities and received a $1 million promissory note from the purchaser as part of the purchase proceeds. This note bears interest of 4% per annum and will mature upon the earlier of ten years (February 25, 2023) or when any expansion or development (as defined in the purchase agreement) occurs at Grove Isle.

(b)	In December 2007 the Company loaned $400,000 to a local real estate developer who is well known to the Company and which loan is secured by numerous real estate interests. In 2010 $197,000 of principal payments were received. In February 2014, the loan was modified and the maturity date was extended to February 1, 2015. The loan modification requires the borrower to keep current on monthly interest only payments at same annual rate of 9% and pay past due interest as of December 31, 2013 of approximately $9,000 in four monthly installments beginning February 1, 2014.
31

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

On September 19, 2013, the shareholders approved the renewal and amendment of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2014 and expiring December 31, 2014.

The sole amendment to the Advisory Agreement was the change in the remuneration of the Advisor to decrease the Advisor’s current regular monthly compensation from $85,000 to $55,000, or $1,020,000 to $660,000 annually. All other terms of the existing Advisory Agreement will remain the same. The renewal and amendment was approved unanimously by the Directors unaffiliated with the Advisor.

For the years ended December 31, 2013 and 2012, the Company incurred Adviser fees of approximately $3,116,000 and $1,056,000, respectively, of which $1,020,000 represented regular compensation for 2013 and 2012. In 2013 and 2012 Advisor fees include $2,096,000 and $36,000 in incentive fee compensation.

At December 31, 2012, the Company had amounts due from the Adviser and subsidiaries of approximately $397,000 with interest at prime plus 1% and due on demand. In 2013 the Adviser and subsidiaries paid amounts due to the Company of approximately $397,000. No amounts are due from the Adviser and subsidiaries as of December 31, 2013.

The Adviser leases its executive offices from CII pursuant to a lease agreement. This lease agreement calls for base rent of $48,000 per year payable in equal monthly installments. Additionally, the Adviser is responsible for all utilities, certain maintenance, and security expenses relating to the leased premises. The lease term is five years, expiring in November 2014.

At December 31, 2012 the Company, through its 75% owned joint venture South Bayshore Associates (“SBA”), had a note receivable from Transco (a 45% shareholder of the Company) of $300,000 with interest at the prime rate and due on demand. In 2013 this note and accrued interest was paid.

Mr. Wiener is an 18% shareholder and the chairman and director of T.G.I.F. Texas, Inc., a 49% owned affiliate of CII. As of December 31, 2013 and 2012, T.G.I.F. had amounts due from CII in the amount of approximately $2,503,000 and $2,815,000, respectively. These amounts are due on demand and bear interest at the prime rate (3.25% at December 31, 2013). All interest due has been paid.

As of December 31, 2013, and 2012 T.G.I.F. owns 10,000 shares of the Company’s common stock it purchased at market value in 1996.

As of December 31, 2013 and 2012, T.G.I.F. had amounts due from Mr. Wiener in the amount of approximately $707,000. These amounts bear interest at the prime rate and principal and interest are due on demand. All interest due has been paid.

Mr. Wiener received consulting and director’s fees from T.G.I.F totaling $22,000 for each of the years ended December 31, 2013 and 2012.

9. INCOME TAXES

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

As previously reported, in November 2013, the Company paid a cash dividend of $4.2 million (or $4.00 per share) to shareholders of record as of November 1, 2013. This dividend reduced 2013 REIT taxable income and was a distribution of REIT tax capital gains primarily from gain on sales of real estate interests in 2013. The Company’s undistributed tax capital gains for the year ended December 31, 2013 were approximately $3.8 million (or $3.67 per share), after giving effect for the utilization of $5.1 net operating loss carryover. The Company (REIT only, excluding CII) has federal and state tax liability of $1.35 million and $250,000, respectively as of December 31, 2013. The $1.6 million federal and state liability is netted in gain from sale of discontinued operations.

The Company’s 95%-owned subsidiary, CII, files a separate income tax return and its operations are not included in the REIT’s income tax return.

The Company accounts for income taxes in accordance with ASC Topic 740, “Accounting for Income Taxes”. ASC Topic 740 requires a Company to use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes only pertain to CII. As of December 31, 2013 the Company has recorded a net deferred tax liability of $217,000 as a result of timing differences associated with the carrying value of the investment in affiliate (TGIF) and other investments. The increase from deferred tax asset of $698,000 as of December 31, 2012 to a deferred tax liability of $217,000 as of December 31, 2013 resulted in a $915,000 deferred tax expense. This was primarily the result of the reduction in the deferred tax asset of $361,000 from utilization of $1.2 million of CII’s net operating loss carryover (NOL), net decrease in excess of tax basis over book basis of other investments of $189,000 and net decrease in excess of tax basis over book basis of assets associated with real estate interests held for sale of $286,000. CII NOL carryover to 2014 is estimated at $296,000 expiring in 2033.

The components of income before income taxes and the effect of adjustments to tax computed at the federal statutory rate for the years ended December 31, 2013 and 2012 were as follows:

	2013	2012
Income (loss) before income taxes	$17,684,000	($60,000)
Computed tax at federal statutory rate of 34%	$6,012,000	($20,000)
State taxes at 5.5%	973,000	(4,000)
REIT capital gains dividend paid	(1,645,000)	—
Utilization of net operating loss carryover	(2,408,000)	—
REIT related adjustments	(407,000)	(21,000)
Unrealized gain from marketable securities for book not tax	(26,000)	(31,000)
Other items, net	9,000	10,000
Tax provision for (benefit from) income taxes	$2,508,000	($66,000)

The REIT related adjustments represent the difference between estimated taxes on undistributed income and/or capital gains and book taxes computed on the REIT’s income before income taxes.

The benefit from income taxes in the consolidated statements of comprehensive income consists of the following:

Year ended December 31,	2013	2012
Current:
Federal	1,347,000	—
State	246,000	—
	1,593,000	—
Deferred:
Federal	$905,000	($60,000)
State	10,000	(6,000)
	915,000	(66,000)
Total	$2,508,000	($66,000)

As of December 31, 2013 and 2012, the components of the deferred tax assets and liabilities are as follows:

	As of December 31, 2013		As of December 31, 2012
	Deferred tax		Deferred tax
	Assets	Liabilities	Assets	Liabilities
Net operating loss carry forward	$110,000		$471,000
Excess of book basis of 49% owned corporation over tax basis		$424,000		$418,000
Excess of tax basis over book basis of assets associated with real estate interests held for sale	—		286,000
Unrealized gain on marketable securities		105,000		32,000
Excess of tax basis over book basis of other investments	306,000	104,000	508,000	117,000
Totals	$416,000	$633,000	$1,265,000	$567,000
34

10. STOCK-BASED COMPENSATION

The Company’s 2011 Stock Option Plan (the Plan) provides for the grant of options to purchase up to 120,000 shares of the Company’s common stock to the officers and directors of the Company.

The Company’s policy is to record stock compensation expense in accordance with ASC Topic 505-50, “Equity-Based Payments to Non-Employees”. Stock based compensation expense is recognized using the fair-value method for all awards. The Company granted 17,700 reload options related to options previously granted which were exercised during the year ended December 31, 2013. A reload stock option is granted for the number of shares tendered as payment for the exercise price and tax withholding obligation (if any) upon the exercise of a stock option with a reload provision. The exercise price of the reload option is equal to the market price of the stock on the date of grant and the reload option will expire on the same date as the original option which was exercised. The Company determined the fair value of its option awards using the Black-Scholes option pricing model. The following assumptions were used to value the reload options granted during the year ended December 31, 2013: 3 year expected life; expected volatility of approximately 37%; risk-free of .11% and annual dividend yield of 17%. The expected life for options granted during the period represents the period of time that options are to be outstanding based on the expiration date of the Plan. Expected volatilities are based upon historical volatility of the Company’s stock over a period equal to the 3 year expected life.

The weighted average fair value for the 17,700 reload options granted during the year ended December 31, 2013 was $18.35 per share.

The Company’s non-employee stock compensation expense based on the fair value at the date of grant for stock options was approximately $20,000 and $12,000 for the years ended December 31, 2013 and 2012, respectively, and is included in the results of operations in the condensed consolidated financial statements.

As of December 31, 2013, there is no unrecognized non-employee stock compensation expense related to unvested stock options under the Plan. As of December 31, 2012, there was approximately $5,000 of total unrecognized non-employee stock compensation expense related to unvested stock options under the Plan. This expense was recognized over the vesting periods ending August 25, 2013.

A summary of the status of the Company’s stock option plan as of December 31, 2013 and 2012, and changes during the periods ending on those dates are presented below:

	As of December 31, 2013		As of December 31, 2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the period	102,100	$4.99	102,100	$4.99
Granted	17,700	$18.35	—	—
Exercised	(97,100)	$5.00	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Outstanding at the end of the period	22,700	$15.37	102,100	$4.99

Options exercisable at period-end	22,700	$15.37	102,100	$4.99
Weighted average fair value of options granted during the period	17,700	$18.35	102,100	—
Aggregate intrinsic value of outstanding and exercisable options at the end of the period	22,700	$2.63		—

The intrinsic value of options exercised during the year ended December 31, 2013 was approximately $1.3 million.

 The following table summarizes outstanding and exercisable options as of December 31, 2013:

Number Outstanding	Weighted Average
and exercisable	Strike Prices
5,000	$4.80
9,500	$17.84
7,500	$18.89
700	$19.50
22,700	$15.37

As of December 31, 2013, the intrinsic value of options outstanding and exercisable was approximately $60,000.

There were no options granted, exercised or forfeited during the year ended December 31, 2012.

11. BASIC AND DILUTED EARNINGS PER SHARE

Basic and diluted earnings per share for the year ended December 31, 2013 were computed as presented in the table below.

For the year ended
Basic:	December 31, 2013
Net income	$15,175,987

Weighted average shares outstanding	1,004,599
Basic earnings per share	$15.11

For the year ended
Diluted:	December 31, 2013
Net income	$15,175,987

Weighted average shares outstanding	1,004,599
Plus incremental shares from assumed conversion	1,468

Diluted weighted average common shares	1,006,067
Diluted earnings per share	$15.08

There was no difference between basic and diluted weighted average common shares for the year ended December 31, 2012.

11. DISCONTINUED OPERATIONS AND REAL ESTATE INTERESTS HELD FOR SALE

As previously reported, on February 25, 2013, the Company completed the sale of its interests in Grove Isle Associates LLLP, Grove Isle Yacht Club Associates, Grove Isle Investments Inc. and CII Yacht Club, Inc., which represent interests in the Grove Isle hotel, club, tennis courts and marina (collectively, the “Grove Isle Property”) to Grove Isle Yacht & Tennis, LLC, a Florida limited liability company and an unrelated entity (“the Purchaser”), pursuant to a purchase agreement entered into on the same day (the “Agreement”). The purchase price was $24.4 million, consisting of $23.4 million in cash and a $1 million promissory note due from the Purchaser. Approximately $2.7 million of the proceeds were used to pay off the existing mortgage on the Grove Isle Property. The Company realized a gain on the sale of these interests (including transactions in June 2013 described below) of approximately $19 million (or $19 per share) net of incentive fee due to the Adviser of approximately $2.1 million and before provision for corporate income taxes estimated at $2.5 million (consisting of approximately $1.6 million in current income tax expense and $915,000 in deferred income tax expense).

In June 2013 the Company received an additional $327,000 in proceeds for unpaid rent due by the Grove Isle tenant prior to the sale. Also in June 2013 the Purchaser exercised its option to purchase our 50% interest in the spa for $100,000.

As previously reported, on March 29, 2013, pursuant to a Membership Interests Purchase Agreement (the “Agreement”) entered into in December 2012, HMG/Courtland Properties, Inc. and its 95% owned subsidiary, Courtland Investments, Inc. (the “Company”), completed the sale of the Company’s 50% membership interests in Bayshore Landing LLC, Bayshore Rawbar LLC and Bayshore Restaurant LLC, (collectively the “Monty’s property) to the other 50% owner, The Christoph Family Trusts, which are unrelated entities. The purchase price for the membership interests of $3 million was paid in cash. The Company realized a gain on the sale of these interests (as adjusted) of approximately $28,000 (or $.03 per share).

We have classified the results of operations for the real estate interests discussed above into discontinued operations in the accompanying consolidated financial statements of operations.

	For the year
	ended December 31,
Revenues:	2013	2012
Rental and related revenue	$171,000	$1,802,000
Food & beverage sales	1,950,000	$6,179,000
Marina revenue	382,000	$1,657,000
Other	—	$430,000
Total revenue	$2,503,000	$10,068,000
Expenses:
Rental operating expenses	97,000	550,000
Food & beverage operation expenses	1,430,000	5,150,000
Marina expenses	178,000	959,000
Professional fees	53,000	227,000
Interest expense	190,000	769,000
Depreciation, amortization and other expenses	199,000	1,291,000
Total expenses	$2,147,000	$8,946,000

Less: noncontrolling interest sold	(212,000)	—

Gain on sale of discontinued operations, net of incentive fee	18,803,000	—

Provision for income tax expense on gain on sale of discontinued operations	(2,508,000)	—
Income from discontinued operations	$16,439,000	$1,122,000
37

The major classes of assets and liabilities associated with the real estate interest held for sale as of December 31, 2013 and 2012 were as follows:

	December 31, 2013	December 31, 2012
Grove Isle Spa remaining interest	$—	$1,434,000
Grove Isle land, hotel, club building and marina	—	1,801,000
Grove Isle other assets	—	222,000
Bayshore Restaurant, marina and retail offices	—	7,822,000
Bayshore goodwill	—	5,629,000
Bayshore other receivables	—	206,000
Bayshore other assets	—	985,000
Assets associated with real estate interests held for sale	$—	$18,099,000

Grove Isle mortgage note payable	$—	$2,696,000
Grove Isle accrued and other liabilities	—	23,000
Bayshore mortgage note payable	—	8,190,000
Bayshore interest rate swap contract payable	—	1,965,000
Bayshore accrued and other liabilities	—	510,000
Obligations associated with real estate interests held for sale	$—	$13,384,000
38

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

Management’s Assessment on Internal Control over Financial Reporting/Limitations on the Effectiveness of Controls and Permitted Omission from Management’s Assessment

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Management conducted an evaluation of the effectiveness of the internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”).  Management has selected the COSO framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board that is free from bias, permits reasonably consistent qualitative and quantitative measurement of our internal controls, is sufficiently complete so that relevant controls are not omitted and is relevant to an evaluation of internal controls over financial reporting.

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

Management, including the Principal Executive and Principal Financial Officers, based on their evaluation of our internal control over financial reporting, has concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Item 9B. Other Information.

None.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance.

Listed below is certain information relating to the executive officers and directors of the Company:

Name and Office	Age	Principal Occupation and Employment other than With the Company During the Past Five Years - Other Directorships

Maurice Wiener; Chairman of the Board of Directors and Chief Executive Officer	72	Chairman of the Board and Chief Executive Officer of the Adviser; Executive Trustee, Transco; Director, T.G.I.F. Texas, Inc.

Larry Rothstein; Director, President, Treasurer and Secretary	61	Director, President and Secretary of the Adviser; Trustee and Vice President of Transco (until December 31, 2013); Vice President and Secretary, T.G.I.F. Texas, Inc.

Carlos Camarotti; Vice President-Finance and Assistant Secretary	53	Vice President - Finance and Assistant Secretary of the Adviser.

Walter Arader; Director	95	President, Walter G. Arader and Associates (financial and management consultants).

Harvey Comita; Director	84	Business Consultant; Trustee of Transco Realty Trust.

Richard Wiener; Director	72	Practicing attorney - real estate and commercial transactions.

All executive officers of the Company were elected to their present positions to serve until their successors are elected and qualified at the 2014 annual organizational meeting of directors immediately following the annual meeting of shareholders. All directors of the Company were elected to serve until the next annual meeting of shareholders and until the election and qualification of their successors.

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

Audit Committee and Audit Committee Financial Expert.

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Securities Exchange act of 1934, as amended (the “Exchange Act”). The members of the Audit Committee are Messrs. Arader and Comita. The Board of Directors has determined that each of Messrs. Arader and Comita is (1) an “audit committee financial expert,” as that term is defined in Item 401(e) of Regulation S-B of the Exchange Act, and (2) independent as defined by the listing standards of the NYSE Amex Stock Exchange and Section 10A(m)(3) of the Exchange Act.

Item 11. Executive Compensation.

Executive officers received no cash compensation from the Company in their capacity as executive officers. Reference is made to Item 1. Business and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for information concerning fees paid to the Adviser.

Compensation of Directors. The following table summarizes compensation to existing directors for the year ended December 31, 2013:

Director	Annual Fee	Board Meeting Fee	Committee Meeting Fee	Total Compensation
Maurice Wiener	$17,000	$3,750	—	$20,750
Larry Rothstein	17,000	3,750	$2,250	23,000
Walter Arader	12,000	3,000	2,250	17,250
Harvey Comita	12,000	3,000	2,250	17,250
Richard Wiener	12,000	3,750	—	15,750
Totals	$70,000	$17,250	$6,750	$94,000

Annual director’s fees are paid at the beginning of each quarter and board and committee meeting fees are paid for each meeting a director attends. The annual fee for directors is $12,000 per year plus meeting fees $750 per meeting. Maurice Wiener and Larry Rothstein each receive $5,000 in director fees per year from Courtland Investments, Inc. included in the amounts above.

Outstanding Equity Awards to Executive Officers.

The following table summarizes all outstanding equity awards to the Company’s executive officers as of December 31, 2013.

Executive Officer	Number of Options	Exercise Price	Expiration Date
Maurice Wiener	9,500	$17.84 per share	August 25, 2016
Maurice Wiener	700	$19.50 per share	August 25, 2016
Larry Rothstein	7,500	$18.89 per share	August 25, 2016

Stock Options.

The Company’s 2011 Stock Option Plan (the “Plan”), which was approved by the shareholders on August 25, 2011 provides for the grant of options to purchase up to 120,000 shares of the Company’s common stock to the officers and directors of the Company. In 2011 options were granted to all officers and directors to purchase an aggregate of 102,000 common shares at no less than 100% of the fair market value at the date of grant. Options are not transferable and expire on August 25, 2016 or upon termination of employment, except to a limited extent in the event of retirement, disability or death of the grantee.

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

The following table summarizes activity in equity awards to the Company’s executive officers for the year ended December 31, 2013.

	Maurice Wiener		Larry Rothstein
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2013	40,500	$5.28	29,900	$4.80
Granted	10,200	17.95	7,500	18.89
Exercised	(40,500)	5.28	(29,900)	4.80
Expired	—	—	—	—
Forfeited	—	—	—	—
Outstanding at December 31, 2013	10,200	$17.95	7,500	$18.89

Options exercisable at period-end	10,200	$17.95	7,500	$18.89
Weighted average fair value of options granted during the period	10,200	$17.95	7,500	$18.89
Aggregate intrinsic value of outstanding and exercisable options at the end of the period	10,200	—	7,500	—

During the year ended December 31, 2013, the Company granted to its executive officers 17,700 reload options related to options previously granted which were exercised. A reload stock option is granted for the number of shares tendered as payment for the exercise price and tax withholding obligation (if any) upon the exercise of a stock option with a reload provision. The exercise price of the reload option is equal to the market price of the stock on the date of grant and the reload option will expire on the same date as the original option which was exercised. The Company determined the fair value of its option awards using the Black-Scholes option pricing model. The following assumptions were used to value the reload options granted during the year ended December 31, 2013: 3 year expected life; expected volatility of approximately 37%; risk-free of .11% and annual dividend yield of 17%. The expected life for options granted during the period represents the period of time that options are to be outstanding based on the expiration date of the Plan. Expected volatilities are based upon historical volatility of the Company’s stock over a period equal to the 3 year expected life.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Set forth below is certain information concerning common stock ownership by directors, executive officers, directors and officers as a group, and holders of more than 5% of the outstanding common stock.

Name (7), (8)	Shares Owned by Named Persons & Members of His Family (1)		Additional Shares in Which the named Person Has, or Participates in, the Voting or Investment Power (2)		Total Shares & Percent of Class
Maurice Wiener	50,100	(4)	541,830	(3), (5)	591,930	55%

Larry Rothstein	47,900	(4)	64,350	(3)	112,430	10%

Walter G. Arader	5,058	(4)			5,058	*

Harvey Comita	10,000	(4)	477,300	(6)	487,300	45%

Richard Wiener	5,000	(4)			5,000	*

All Directors and Officers as a Group	126,758	(4)	541,830	(3)	668,588	62%

Transco Realty Trust 1870 S. Bayshore Drive Coconut Grove, FL 33133	477,300	(5)			477,300	45%

Comprehensive Financial Planning, Inc. 3950 Fairlane Drive Dacula, GA 30019	136,794	(9)			136,794	13%

* less than 1%

(1)	Unless otherwise indicated, beneficial ownership is based on sole voting and investment power.

(2)	Shares listed in this column represent shares held by entities with which directors or officers are associated. Directors, officers and members of their families have no ownership interest in these shares.

(3)	This number includes the number of shares held by Transco Realty Trust (Transco) (477,300 shares), HMGA, Inc. (HMGA) (54,530 shares) and T.G.I.F. Texas, Inc. (T.G.I.F.) (10,000 shares). Mr. M. Wiener is a director of T.G.I.F. and a trustee of Transco. Mr. L. Rothstein is a director of HMGA and Mr. H. Comita is a trustee of Transco.

(4)	This number includes options granted and outstanding under the 2011 Stock Option Plan. These options have been granted to Mr. M. Wiener, 10,200; Mr. Rothstein, 7,500 and 5,000 Mr. R. Wiener. Reference is made to Item 11. Executive Compensation for further information about the 2011 Stock Option Plan.

(5)	Mr. Wiener holds approximately 34% and 57% of the stock of Transco and HMGA Inc., respectively, and may therefore be deemed to be the beneficial owner of the shares of the Company held by Transco and HMGA Inc.

(6)	This number represents the number of shares held by Transco Realty Trust, of which, Mr. Comita is a Trustee.

(7)	Except as otherwise set forth, the address for these individuals is 1870 South Bayshore Drive, Coconut Grove, Florida 33133.

(8)	No shares of stock of the executive officers and directors have been pledged as collateral.

(9)	Comprehensive Financial Planning, Inc. has shared investment power on all shares and sole voting power on all shares.
43

Item 13. Certain Relationships and Related Transactions and Director Independence. The following discussion describes the organizational structure of the Company’s subsidiaries and affiliates.

Transco Realty Trust (“Transco”).

Transco is a 45% shareholder of the Company of which Mr. Wiener is its executive trustee and holds 34% of its stock.

HMGA, Inc. (the “Adviser”) and subsidiaries.

The day-to-day operations of the Company are handled by the Adviser, as described above under Item 1. Business “Advisory Agreement.” The Adviser is majority owned by Mr. Wiener, its Chairman and CEO.

In August 2004 the HMG Advisory Bayshore, Inc. (“HMGABS”) (a wholly owned subsidiary of the Adviser) was formed for the purposes of overseeing the Monty’s restaurant operations acquired in August 2004. For the year ended December 31, 2012, HMGABS received $25,000 from Bayshore Rawbar, LLC in management fees. No fees were received from HMGABS in 2013 as a result of the sale of the Monty’s property.

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

In 2013, the Adviser paid $397,000 owed to the Company and as of December 31, 2013, there are no amounts due from the Advisor to the Company.

As of December 2013, the Company owes the Advisor approximately $2.1 million in incentive fee from gains on sales of real estate interests, as previously reported.

South Bayshore Associates (“SBA”).

SBA is a joint venture in which Transco and the Company hold interests of 25% and 75%, respectively. In 2013, all outstanding principal and interest relating to this demand note were paid.

The Company also holds a demand note from SBA bearing interest at the prime rate plus 1% with an outstanding balance as of December 31, 2013 and 2012 of approximately $905,000 and $1,184,000, in principal and accrued interest, respectively. Interest payments of $309,000 and $10,000 were made in 2013 and 2012, respectively. Accrued and unpaid interest is not added to the principal. SBA is a consolidated subsidiary of the Company and the note payable and related interest income is eliminated in consolidation.

CII.

The Company holds a demand note (as modified on December 1, 2013) due from its 95%-owned consolidated subsidiary, CII. The note bears interest at a fixed rate of 5% per annum, payable quarterly. The outstanding principal balance of the note was $1,000,000 and $1,092,000 as of December 31, 2013 and 2012, respectively. Repayments from CII to the Company during 2013 and 2012 were $222,000 and $36,000, respectively. Advances from the Company to CII during 2013 and 2012 were $130,000 and $320,000, respectively. CII is a consolidated subsidiary of the Company and the note payable and related interest is eliminated in consolidation. On December 1, 2013, CII entered into a mortgage security agreement to secure this note by mortgaging the Company’s executive offices.

In 1986, CII acquired from the Company the rights to develop the marina at Grove Isle for a promissory note of $620,000 payable at an annual rate equal to the prime rate. The principal is due on demand. Interest payments are due annually in January. In April 2013 the CII paid the outstanding principal and interest on this note and there are no amounts outstanding as of December 31, 2013. Because the Company consolidates CII, the note payable and related interest income had been eliminated in consolidation.

Courtland Houston, Inc. (“CHI”)

Effective December 31, 2013 CHI (an 80%-owned CII subsidiary) ceased operations and was dissolved.

T.G.I.F.

As of December 31, 2013 and 2012, CII owed approximately $2,503,000 and $2,814,000, respectively, to T.G.I.F. All advances between CII and T.G.I.F. are due on demand and bear interest at the prime rate plus 1%. All interest due has been paid.

As of December 31, 2013 and 2012, T.G.I.F. had amounts due from Mr. Wiener of approximately $707,000. These amounts are due on demand and bear interest at the prime rate. All interest due has been paid. Mr. Wiener received consulting and director’s fees from T.G.I.F of approximately $22,000 for the years ended December 31, 2013 and 2012. Also, T.G.I.F. owns 10,000 shares of the Company which were purchased in 1996 at the market value. In 2013 and 2012 T.G.I.F. declared and paid a cash dividend of $.07 per share. CII’s portion of the dividends was approximately $196,000 each year.

Item 14. Principal Accountants Fees and Services.

The following table sets forth fees billed to the Company by the Company’s independent auditors for the year ended December 31, 2013 and December 31, 2012 for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance. The Audit Committee pre-approved all services rendered by the Company’s independent auditors.

Principal Accountant Fees and Services

For the fiscal year ended	December 31, 2013	December 31, 2012
Audit fees including quarterly reviews	$45,000	$70,000
Tax return preparation fees	28,000	15,000
Total Fees	$73,000	$85,000
45

Part IV.

Item 15. Exhibits and Financial Statement Schedules.

(a) Exhibits listed in the Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HMG/Courtland Properties, Inc.

March 10, 2014	by:	/s/ Maurice Wiener
Maurice Wiener
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Maurice Wiener	March 10, 2014
Maurice Wiener
Chairman of the Board
Chief Executive Officer

/s/ Larry Rothstein	March 10, 2014
Larry Rothstein
Director, President, Treasurer and Secretary
Principal Financial Officer

/s/ Walter G. Arader	March 10, 2014
Walter G. Arader, Director

/s/ Harvey Comita	March 10, 2014
Harvey Comita, Director

/s/ Richard Wiener	March 10, 2014
Richard Wiener, Director

/s/ Carlos Camarotti	March 10, 2014
Carlos Camarotti
Vice President - Finance and Controller
Principal Accounting Officer
46

EXHIBIT INDEX

Description

(3)	(a)	Certificate of Incorporation as amended	Incorporated by reference to Exhibit 3(a) to the 2010 Form 10-K.

	(b)	By-laws	Incorporated by reference to Exhibit 6.1 to the Registration Statement of Hospital Mortgage Group, Inc. on Form S-14, No. 2-64, 789, filed July 2, 1979.

(10)	(a)	Amended and restated lease agreement between Grove Isle Associates, Ltd. and Westgroup Grove Isle Associates, Ltd. dated November 19, 1996.	Incorporated by reference to Exhibit 10(d) to the 1996 Form 10-KSB

	(b)	Master agreement between Grove Isle Associates, Ltd. Grove Isle Clubs Inc., Grove Isle Investments, Inc. and Westbrook Grove Isle Associates, Ltd. dated November 19, 1996.	Incorporated by reference to Exhibit 10(e) to the 1996 Form 10-KSB

	(c)	Agreement Re: Lease Termination between Grove Isle Associates, Ltd. and Grove Isle Club, Inc. dated November 19, 1996.	Incorporated by reference to Exhibit 10(f) to the 1996 Form 10-KSB

	(d)	Amended and restated agreement between NAF Associates and the Company, dated August 31, 1999.	Incorporated by reference to Exhibit 10(f) to the 1999 Form 10-KSB

	(e)	Amendment to Amended and restated lease agreement between Grove Isle Associates, Ltd. and Westgroup Grove Isle Associates, Ltd. dated December 1, 1999.	Incorporated by reference to Exhibit 10(g) to the 1999 Form 10-KSB

	(f)	Lease agreement between Courtland Investments, Inc. and HMG Advisory Corp. dated December 1, 1999.	Incorporated by reference to Exhibit 10(h) to the 1999 Form 10-KSB

	(g)	2000 Incentive Stock Option Plan of HMG/ Courtland Properties, Inc.	Incorporated by reference to Exhibit 10(h) to the 2001 Form 10-KSB

	(h)	Amended and Restated Advisory Agreement between the Company and HMG Advisory Corp. effective January 1, 2003.	Incorporated by reference to Exhibit 10(i) and 10(j) to the 2002 Form 10-KSB

	(i)	Second Amendment to Amended and restated lease agreement included herein between Grove Isle Associated, Ltd. and Westgroup Grove Isle Associates, Ltd. dated September 15, 2004	Incorporated by reference to Exhibit 10(i) to the 2004 Form 10-KSB

	(j)	Operating Agreement of Grove Spa, LLC dated September 15, 2004	Incorporated by reference to Exhibit 10(j) to the 2004 Form 10-KSB
47

(k)	Sublease between Westgroup Grove Isle Associates, Ltd. and Grove Spa, LLC dated September 15, 2004	Incorporated by reference to Exhibit 10(k) to the 2004 Form 10-KSB Included herein.

(l)	Purchase and Sale Agreement (“Acquisition of Monty’s”) between Bayshore Restaurant Management Corp. and Bayshore Landing, LLC dated August 20, 2004	Incorporated by reference to Exhibit 10(l) to the 2004 Form 10-KSB

(m)	Ground Lease between City of Miami and Bayshore Landing, LLC dated August 20, 2004 and related document	Incorporated by reference to Exhibit 10(m) to the 2004 Form 10-KSB

(n)	Loan Agreement between Wachovia Bank and Bayshore Landing, LLC dated August 20, 2004	Incorporated by reference to Exhibit 10(n) to the 2004 Form 10-KSB

(o)	Operating Agreement of Bayshore Landing, LLC dated August 19, 2004	Incorporated by reference to Exhibit 10(o) to the 2004 Form 10-KSB

(p)	Management Agreement for Bayshore Rawbar, LLC executed by RMI, LLC	Incorporated by reference to Exhibit 10(p) to the 2004 Form 10-KSB

(q)	Management Agreement for Bayshore Rawbar, LLC executed by HMG Advisory Bayshore, Inc.	Incorporated by reference to Exhibit 10(q) to the 2004 Form 10-KSB

(r)	Management and Leasing Agreement for Bayshore Landing, LLC executed by RCI Bayshore, Inc.	Incorporated by reference to Exhibit 10(r) to the 2004 Form 10-KSB

(s)	Assignment and Assumption of Management Agreement by Noble House Grove Isle, Ltd. To GH-Grove Isle Management LLC And Consent by Grove Spa, LLC	Incorporated by reference to Exhibit 10(s) to the 2008 Form 10-K

(t)	Third Amendment to Amended and Restated Lease Agreement	Incorporated by reference to Exhibit 10(t) to the 2008 Form 10-K

(u)	Assignment and Assumption of Lease and Consent of Landlord	Incorporated by reference to Exhibit 10(u) to the 2008 Form 10-K

(v)	Amendment to Operating Agreement of Grove Spa, LLC, A Delaware Limited Liability Company	Incorporated by reference to Exhibit 10(v) to the 2008 Form 10-K

48

	(w)	First Amendment to Management Agreement	Incorporated by reference to Exhibit 10(w) to the 2008 Form 10-K

	(x)	Interest Purchase Agreement by and among Courtland Investments, Inc., HMG/Courtland Properties, Inc. as Seller and Grove Isle Yacht and Tennis Club, Inc. and Grove Isle Associates LLLP, CII Spa, LLC, Grove Isle Investments, Inc. CII Yacht Club, Inc. and Grove Isle Yacht Club Associates – February 25, 2013	Incorporated by reference to Exhibit 99.1 to Form 8-K filed on February 25, 2013.

	(y)	Membership Interests Purchase Agreement (HMG to Christoph) by and among The Christoph Family Trusts, as Purchasers and HMG Bayshore, LLC, Courtland Bayshore Rawbar, LLC and Courtland Bayshore Restaurant, LLC as Sellers	Incorporated by reference to Exhibit 10(y) to Form 8-K filed on April 3, 2013.

(14)		Code of Ethics for Chief Executive Officer and Senior Financial Officers dated May 2003	Incorporated by reference to Exhibit 14 to the 2004 Form 10-KSB

(21)		Subsidiaries to the Company	Included herein.

(31)	(a)	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herein.

	(b)	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herein.

(32)	(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002	Included herein.

	(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002	Included herein.
49