Form 10-Q
period 2014-03-31
HMG COURTLAND PROPERTIES INC
filed 2014-05-12
CIK 311817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended               March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to

Commission file number      1-7865

HMG/COURTLAND PROPERTIES, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	59-1914299
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1870 S. Bayshore Drive, Coconut Grove, Florida	33133
(Address of principal executive offices	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 1,048,926 Common shares were outstanding as of May 12, 2014.

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

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
ASSETS	(UNAUDITED)
Investment properties, net of accumulated depreciation:
Office building and other commercial property	$805,866	$809,905
Total investment properties, net	805,866	809,905

Cash and cash equivalents	13,756,426	17,655,568
Investments in marketable securities	8,427,797	4,722,597
Other investments	3,858,376	3,304,336
Investment in affiliate	2,454,702	2,445,891
Loans, notes and other receivables	1,376,312	1,408,150
Other assets	20,437	32,773
TOTAL ASSETS	$30,699,916	$30,379,220

LIABILITIES
Margin payable	$2,783,754	$—
Note payable to affiliate	2,502,891	2,502,891
Accounts payable, accrued expenses and other liabilities	162,733	202,552
Due to Adviser	1,410,049	2,095,701
Income tax payable	—	1,592,716
Deferred income taxes	248,000	217,000
TOTAL LIABILITIES	7,107,427	6,610,860

STOCKHOLDERS’ EQUITY
Excess common stock, $1 par value; 100,000 shares authorized: no shares issued	—	—
Common stock, $1 par value; 1,200,000 shares authorized and 1,048,926 issued and outstanding as of March 31, 2014 and December 31, 2013.	1,048,926	1,048,926
Additional paid-in capital	24,230,844	24,230,844
Undistributed gains from sales of properties, net of losses	53,754,659	53,754,659
Undistributed losses from operations	(55,727,432)	(55,547,873)
Total stockholders’ equity	23,306,997	23,486,556
Non controlling interest	285,492	281,804
TOTAL EQUITY	23,592,489	23,768,360
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,699,916	$30,379,220

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended March 31,
REVENUES	2014	2013
Real estate rentals and related revenue	$16,689	$16,200
EXPENSES
Operating expenses:
Rental and other properties	16,641	16,405
Adviser’s base fee	165,000	255,000
General and administrative	57,308	96,683
Professional fees and expenses	81,517	68,807
Directors’ fees and expenses	22,500	22,500
Depreciation and amortization	4,039	4,039
Interest expense	23,456	22,572
Total expenses	370,461	486,006

Loss before other income and income taxes	(353,772)	(469,806)

Net realized and unrealized gains from investments in marketable securities	126,636	102,643
Net income from other investments	12,267	89,618
Interest, dividend and other income	69,998	41,826
Total other income	208,901	234,087

Loss before income taxes	(144,871)	(235,719)
Provision for income taxes	31,000	—
Loss from continuing operations	(175,871)	(235,719)
Income from discontinued operations	—	17,305,749
Net (loss) income	(175,871)	17,070,030
Noncontrolling interests in continuing operations	(3,688)	(12,339)
Noncontrolling interests in discontinued operations	—	(60,279)
Net income attributable to noncontrolling interest	(3,688)	(72,618)
Net (loss) income attributable to the Company	$(179,559)	$16,997,412

Amounts attributable to the Company
Continuing operations	(179,559)	(248,058)
Discontinued operations	—	17,245,470
Net (loss) income attributable to the Company	$(179,559)	$16,997,412

Weighted average common shares outstanding-basic & diluted	1,048,926	993,943

Net income (loss) per common:
Continuing operations basic and diluted	$(0.17)	$(0.25)
Discontinued operations-basic and diluted	$—	$17.35
Basic and diluted net (loss) income per share	$(0.17)	$17.10

Other comprehensive income:
Unrealized gain on interest rate swap agreement	$—	$982,500
Total other comprehensive income	—	982,500

Comprehensive (loss) income	$(179,559)	$17,979,912

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income attributable to the Company	$(179,559)	$16,997,412

Adjustments to reconcile net (loss) income attributable to the Company to net cash used in operating activities:
Depreciation and amortization	4,039	4,039
Non-employee stock compensation expense	—	186
Net income from other investments, excluding impairment losses	(12,267)	(89,618)
Gain from the sale of discontinued operations	—	(17,245,470)
Net gain from investments in marketable securities	(126,636)	(102,643)
Net income attributable to non controlling interest	3,688	12,339
Deferred income tax expense	31,000	—
Changes in assets and liabilities:
Other assets and other receivables	44,174	(63,737)
Accounts payable, accrued expenses and other liabilities	(2,318,189)	36,603
Total adjustments	(2,374,191)	(17,448,301)
Net cash used in operating activities	(2,553,750)	(450,889)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of discontinued operations	—	22,620,426
Distributions from other investments	107,537	217,351
Contributions to other investments	(658,119)	(23,250)
Net proceeds from sales and redemptions of securities	251,642	193,271
Purchase of marketable securities	(3,830,206)	(451,506)
Net cash (used in) provided by investing activities	(4,129,146)	22,556,292

CASH FLOWS FROM FINANCING ACTIVITIES:
Margin payable	2,783,754	—
Stock options exercised	—	24,000
Net cash provided by financing activities	2,783,754	24,000

Net (decrease) increase in cash and cash equivalents	(3,899,142)	22,129,403
Cash and cash equivalents at beginning of the period	17,655,568	1,510,773
Cash and cash equivalents at end of the period	$13,756,426	$23,640,176

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$23,000	$23,000
Cash paid during the period for income taxes	$1,593,000	$—

Non-cash Investing Activities:
Note receivable received for sales of discontinued operations	$—	$1,000,000

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report for the year ended December 31, 2013. The balance sheet as of December 31, 2013 was derived from audited consolidated financial statements as of that date. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements include the accounts of HMG/Courtland Properties, Inc. (the “Company”) and entities in which the Company owns a majority voting interest or controlling financial interest. All material transactions and balances with consolidated and unconsolidated entities have been eliminated in consolidation or as required under the equity method.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Refer to the consolidated financial statements and footnotes thereto included in the HMG/Courtland Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 2013 for recent accounting pronouncements. The Company does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

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

In March 2014, the Company purchased approximately $3.5 million of marketable securities consisting of approximately 50 common stock positions in large capital real estate investment trusts (REITS). No one stock position of this purchase exceeds $400,000 in value as of March 31, 2014.

Net realized and unrealized gain (loss) from investments in marketable securities for the three months ended March 31, 2014 and 2013 is summarized below:

	Three Months Ended March 31,
Description	2014	2013
Net realized gain (loss) from sales of securities	$11,000	($3,000)
Unrealized net gain in trading securities	116,000	106,000
Total net gain from investments in marketable securities	$127,000	$103,000

For the three months ended March 31, 2014, net realized gain from sales of marketable securities of approximately $11,000 consisted of approximately $34,000 of gross gains net of $23,000 of gross losses. For the three months ended March 31, 2013, net realized loss from sales of marketable securities of approximately $3,000 consisted of approximately $23,000 of gross losses net of $20,000 of gross gains.

Investment gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s net earnings. However, the amount of investment gains or losses on marketable securities for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

4. OTHER INVESTMENTS

As of March 31, 2014, the Company’s portfolio of other investments had an aggregate carrying value of approximately $3.9 million and we have committed to fund approximately $1.3 million as required by agreements with the investees. The carrying value of these investments is equal to contributions less distributions and loss valuation adjustments, if any.

During the three months ended March 31, 2014, we made contributions to other investments of approximately $658,000 primarily in two new investments of $300,000 each. One is a real estate partnership owning residential rental property in Austin, Texas. The other is a private placement by J.P. Morgan to fund a new Bermuda based reinsurance Company. The Company also committed $500,000 to a Delaware partnership sponsored by the Blackstone Group that will participate in the secondary market for private equity fund interests.

Net income from other investments for the three months ended March 31, 2014 and 2013, is summarized below:

	2014	2013
Partnership owning diversified businesses	$3,000	$26,000
Partnership owning real estate & related	—	33,000
Income from investment in affiliate -T.G.I.F. Texas, Inc.	9,000	31,000
Total net income from other investments	$12,000	$90,000

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2014 and December 31, 2013, aggregated by investment category and the length of time that investments have been in a continuous loss position:

	As of March 31, 2014
	Less than 12 Months		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$—	$—	$358,000	$(64,000)	$358,000	$(64,000)
Partnerships owning real estate and related investments	—	—	204,000	(14,000)	204,000	(14,000)
Other investments	231,000	(19.000)	—	—	231,000	(19,000)
Total	$231,000	$(19,000)	$562,000	$(78,000)	$793,000	$(97,000)

	As of December 31, 2013
	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized		Unrealized		Unrealized
Investment Description	Value	Loss	Fair Value	Loss	Fair Value	Loss
Partnerships owning investments in technology related industries	$—	$—	$346,000	$(76,000)	$346,000	$(76,000)
Partnerships owning real estate and related investments	—	—	246,000	(11,000)	246,000	(11,000)
Total	$—	$—	$592,000	$(87,000)	$592,000	$(87,000)
5

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

In accordance with ASC Topic 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments there were no OTTI impairment valuation adjustments for the three months ended March 31, 2014 and 2013.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC Topic 820, the Company measures cash and equivalents, marketable debt and equity securities at fair value on a recurring basis. Other investments are measured at fair value on a nonrecurring basis.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2014 and for the year ended December 31, 2013, using quoted prices in active markets for identical assets (Level 1) and significant other observable inputs (Level 2). For the periods presented, there were no major assets measured at fair value on a recurring basis which uses significant unobservable inputs (Level 3):

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurement at reporting date using
	Total	Quoted Prices in Active	Significant Other	Significant
	March 31,	Markets for Identical Assets	Observable Inputs	Unobservable Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
U.S. Treasury bills	$9,000,000	$9,000,000	$—	—
Money market mutual funds	4,330,000	4,330,000	—	—
Time deposits	55,000	—	55,000	—
Marketable securities:
Corporate debt securities	1,204,000		1,204,000	—
Marketable equity securities	7,224,000	7,224,000		—
Total assets	$21,813,000	$20,554,000	$1,259,000	$—

	Fair value measurement at reporting date using
	Total	Quoted Prices in Active	Significant Other	Significant
	December 31,	Markets for Identical Assets	Observable Inputs	Unobservable Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Time deposits	$55,000	—	$55,000	—
Money market mutual funds	1,257,000	$1,257,000	—	—
U.S. T-bills	15,305,000	$15,305,000
Marketable securities:
Corporate debt securities	1,065,000	—	1,065,000	—
Marketable equity securities	3,658,000	3,658,000	—	—
Total assets	$21,340,000	$20,220,000	$1,120,000	$—

Assets measured at fair value on a nonrecurring basis are summarized below:

	Fair value measurement at reporting date using				Total gains
	Total	Quoted Prices in Active	Significant Other	Significant	(losses) for
	March 31,	Markets for Identical Assets	Observable Inputs	Unobservable Inputs	three months ended
Description	2014	(Level 1)	(Level 2) (a)	(Level 3) (b)	3/31/2014
Assets:
Other investments by investment focus:
Technology & Communication	$473,000	$—	$473,000	$—	$—
Diversified businesses	1,093,000	—	1,093,000	—	—
Real estate and related	1,667,000	—	720,000	947,000	—
Other	625,000	—	—	625,000	—
	$3,858,000	$—	$2,286,000	$1,572,000	$—

	Fair value measurement at reporting date using				Total
	Total	Quoted Prices in Active	Significant Other	Significant	losses for
	December 31,	Markets for Identical Assets	Observable Inputs	Unobservable Inputs	year ended
Description	2013	(Level 1)	(Level 2) (a)	(Level 3) (b)	12/31/2013
Assets:
Other investments by investment focus:
Technology & Communication	$472,000	$—	$472,000	$—	$50,000
Diversified businesses	1,098,000	—	1,098,000	—	—
Real estate and related	1,409,000	—	462,000	947,000	—
Other	325,000	—	—	325,000	—
	$3,304,000	$—	$2,032,000	$1,272,000	$50,000
(a)	Other investments measured at fair value on a non-recurring basis include investments in certain entities that calculate net asset value per share (or its equivalent such as member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed, “NAV”). This class primarily consists of private equity funds that have varying investment focus. These investments can never be redeemed with the funds. Instead, the nature of the investments in this class is that distributions are received through the liquidation of the underlying assets of the fund. If these investments were held it is estimated that the underlying assets of the fund would be liquidated over 5 to 10 years. As of March 31, 2014, it is probable that all of the investments in this class will be sold at an amount different from the NAV of the Company’s ownership interest in partners’ capital. Therefore, the fair values of the investments in this class have been estimated using recent observable information such as audited financial statements and/or statements of partners’ capital obtained directly from investees on a quarterly or other regular basis. During the three months ended March 31, 2014, the Company received distributions of approximately $107,000 from this type of investment primarily from investments in diversified businesses and real estate. During the three months ended March 31, 2014, the Company made contributions totaling $358,000 in this type of investment. As of March 31, 2014, the amount of the Company’s unfunded commitments related to the aforementioned investments is approximately $1.3 million.

(b)	Other investments above which are measured on a nonrecurring basis using Level 3 unobservable inputs consist of investments primarily in commercial real estate in Florida through private partnerships and two investments in the stock of private banks in Florida and Texas. The Company does not know when it will have the ability to redeem the investments and has categorized them as a Level 3 fair value measurement. The Level 3 real estate and related investments of approximately $947,000 include one investment in a commercial building located near the Company’s offices purchased in 2005 with a carrying value as of March 31, 2014 of $724,000. These investments are measured using primarily inputs provided by the managing member of the partnerships with whom the Company has done similar transactions in the past and is well known to management. The fair values of these real estate investments have been estimated using the net asset value of the Company’s ownership interest in partners’ capital. The Level 3 other investments include private bank stocks totaling $300,000, as previously reported. Also included in this category is an investment made in March 2014 of $300,000 in a private placement by J.P. Morgan to fund a new Bermuda based reinsurance company. The fair values of these investments have been estimated using the cost method less distributions received and other than temporary impairments. These investments are valued using inputs provided by the management of the investee.
7

The only activity in investments classified within level 3 of the fair value hierarchy for the three months ended March 31, 2014 is the aforementioned $300,000 investment in the reinsurance company.

6. INCOME TAXES

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

As of March 31, 2014 the Company (excluding CII) had no net operating loss carryover, and it has estimated a tax loss of approximately $265,000 for the three months ended March 31, 2014.

The Company’s 95%-owned subsidiary, CII, files a separate income tax return and its operations are not included in the REIT’s income tax return.

As of March 31, 2014, CII has an estimated net operating loss carryover of approximately $292,000. CII has no current provision or benefit for state and federal income taxes for the three months ended March 31, 2014

The Company accounts for income taxes in accordance with ASC Topic 740, “Accounting for Income Taxes”. ASC Topic 740 requires a Company to use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes only pertain to CII. As a result, primarily of timing differences associated with the carrying value of other investments and the future benefit of a net operating loss, the Company has recorded a net deferred tax liability as of March 31, 2014 and December 31, 2013 of $248,000 and $217,000, respectively. This increase of $31,000 is a deferred tax expense and was primarily the result of a net increase in investments with book basis in excess of tax of $134,000.

The provision for income taxes in the consolidated statements of comprehensive income consists of the following:

Quarter ended March 31,	2014	2013
Current:
Federal	$—	$676,000
State	—	163,000
	—	839,000
Deferred:
Federal	$28,000	$472,000
State	3,000	53,000
	31,000	525,000
Total	$31,000	$1,364,000

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended since December 31, 2010 which are the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2014.

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

2013
Revenues:
Rental and related revenue	$171,000
Food and beverage sales	1,950,000
Marina revenue	382,000
Total revenue	2,503,000

Expenses:
Rental operating expenses	97,000
Food and beverage expenses	1,430,000
Marina expenses	178,000
Profession expenses	53,000
Interest expense	190,000
Depreciation, amortization and other expenses	199,000
Income attributable to noncontrolling Bayshore interest sold in 2013	212,000
Total expenses	2,359,000

Gain on sale of real estate interests	18,526,000

Provision for income taxes on gain on sale of real estate interests	(1,364,000)
Income from discontinued operations	$17,306,000

The major classes of assets and liabilities associated with the real estate interest held for sale as of March 31, 2013 were as follows:

March 31, 2013
Grove Isle Spa remaining interest	$100,000
Assets associated with real estate interest held for sale	$100,000
9

8. SUBSEQUENT EVENTS

In April 2014, we purchased $3.5 million of preferred equity large capital REITS, consisting of approximately 20 preferred stock positions with no one position exceeding $400,000 in value.

The margin payable accrues interest at 4% per annum and does not have a maturity date. The entire margin payable balance was repaid subsequent to March 31, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The Company reported a net loss of approximately $180,000 (or $.17 per basic and diluted share) for the three months ended March 31, 2014. For the three months ended March 31, 2013 the Company reported net income of approximately $16,997,000 (or $17.51 per basic share and $16.73 per diluted share).

REVENUES

Rentals and related revenues for the three months ended March 31, 2014 and 2013 consists of rent from the Advisor to CII for its corporate office.

Net realized and unrealized gain from investments in marketable securities:

Net realized and unrealized gain from investments in marketable securities for the three months ended March 31, 2014 and 2013 was approximately $127,000 and $103,000, respectively. For further details refer to Note 4 to Condensed Consolidated Financial Statements (unaudited).

Net income from other investments:

Net income from other investments for the three months ended March 31, 2014 and 2013 was approximately $12,000 and $90,000, respectively. For further details refer to Note 5 to Condensed Consolidated Financial Statements (unaudited).

EXPENSES

Adviser’s base fee for the three months ended March 31, 2014 as compared with the same period in 2013 decreased by $90,000 (or 35%). As previously reported, on September 19, 2013, the shareholders approved the renewal and amendment of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2014 and expiring December 31, 2014. The sole amendment to the Advisory Agreement was the change in the remuneration of the Advisor to decrease the Advisor’s current regular monthly compensation from $85,000 to $55,000, or $1,020,000 to $660,000 annually.

General and administrative expenses for the three months ended March 31, 2014 as compared with the same period in 2013 decreased by approximately $39,000 (or 41%) primarily due to the reduction in costs as a result of dissolution of Courtland Houston, Inc. on December 31, 2013.

Professional fees and expenses for the three months ended March 31, 2014 as compared with the same period in 2013 increased by approximately $13,000 (or 18%) primarily due to increased accounting and tax preparation fees.

EFFECT OF INFLATION:

Inflation affects the costs of holding the Company’s investments. Increased inflation would decrease the purchasing power of our mainly liquid investments.

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES

The Company’s material commitments primarily consist of a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of approximately $2.5 million due on demand and contributions committed to other investments of approximately $1.3 million due upon demand. The funds necessary to meet these obligations are expected from the proceeds from the sales of investments, distributions from investments and available cash.

MATERIAL COMPONENTS OF CASH FLOWS

For the three months ended March 31, 2014, net cash used in operating activities was approximately $2.6 million. This primarily consisted of federal and state tax payments of approximately $1.6 million and $686,000 in payments to the Adviser for 2013 incentive fees.

For the three months ended March 31, 2014, net cash used in investing activities was approximately $4.1 million and consisted primarily of $3.8 million purchase of marketable securities and $658,000 of contributions to other investments.

For the three months ended March 31, 2014, net cash provided by financing activities was $2.8 million, consisting of proceeds from broker margin borrowings.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Grove Isle Associates, LLLP was a co-defendant in two lawsuits in the circuit court in Miami Dade County Florida. These cases arose from claims by a condominium association and resident seeking a declaratory judgment regarding certain provisions of the declaration of condominium relating to the Grove Isle Club and the developer. The claim by the association had been dismissed as to all counts related to the Company; however the association filed an appeal. In March 2014, the appellate court ruled on the appeal reversing the lower court’s dismissal.  Pursuant to an agreement dated February 25, 2013 in which the company sold its interests in Grove Isle Associates, LLLP the company will continue to defend the lawsuit and will indemnify the purchaser for any related judgment. The ultimate outcome of this litigation cannot presently be determined. However, in management’s opinion the likelihood of a material adverse outcome is remote. Accordingly, adjustments, if any that might result from the resolution of this matter have not been reflected in the consolidated financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: None

Item 3. Defaults Upon Senior Securities: None.

Item 4. Mine Safety Disclosures: Not applicable.

Item 5. Other Information: None

Item 6. Exhibits:

(a) Certifications pursuant to 18 USC Section 1350-Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMG/COURTLAND PROPERTIES, INC.

/s/ Maurice Wiener
Dated: May12, 2014	Maurice Wiener
CEO and President

/s/ Carlos Camarotti
Dated: May 12, 2014	Carlos Camarotti
Vice President- Finance and Controller
Principal Accounting Officer
12