Form 10-Q
period 2014-06-30
HMG COURTLAND PROPERTIES INC
filed 2014-08-14
CIK 311817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended                  June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________ to

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 1,048,926 Common shares were outstanding as of August 14, 2014.

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

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(UNAUDITED)
ASSETS
Investment properties, net of accumulated depreciation:
Office building and other commercial property	$928,014	$809,905
Total investment properties, net	928,014	809,905

Cash and cash equivalents	6,083,594	17,655,568
Investments in marketable securities	12,054,970	4,722,597
Other investments	4,018,094	3,304,336
Investment in affiliate	2,413,250	2,445,891
Loans, notes and other receivables	1,512,249	1,408,150
Other assets	35,545	32,773
TOTAL ASSETS	$27,045,716	$30,379,220

LIABILITIES
Note payable to affiliate	$2,400,000	$2,502,891
Accounts payable, accrued expenses and other liabilities	189,885	202,552
Due to Adviser	—	2,095,701
Income tax payable	—	1,592,716
Deferred income taxes	308,000	217,000
TOTAL LIABILITIES	2,897,885	6,610,860

STOCKHOLDERS’ EQUITY
Excess common stock, $1 par value; 100,000 shares authorized: no shares issued	—	—
Common stock, $1 par value; 1,200,000 shares authorized and 1,048,926 issued and outstanding as of June 30, 2014 and December 31, 2013.	1,048,926	1,048,926
Additional paid-in capital	24,230,844	24,230,844
Undistributed gains from sales of properties, net of losses	53,754,659	53,754,659
Undistributed losses from operations	(55,121,231)	(55,547,873)
Total stockholders’ equity	23,913,198	23,486,556
Non controlling interest	234,633	281,804
TOTAL EQUITY	24,147,831	23,768,360
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,045,716	$30,379,220

See notes to the condensed consolidated financial statements

1

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
REVENUES
Real estate rentals and related revenue	$20,156	$15,600	$36,845	$31,800

EXPENSES
Operating expenses:
Rental and other properties	24,926	19,266	41,567	35,671
Adviser’s base fee	165,000	255,000	330,000	510,000
General and administrative	44,378	59,445	101,686	156,128
Professional fees and expenses	59,510	17,968	141,027	86,775
Directors’ fees and expenses	26,250	24,028	48,750	46,528
Depreciation and amortization	5,002	4,039	9,041	8,078
Interest expense	25,268	22,660	48,724	45,232
Total expenses	350,334	402,406	720,795	888,412

Loss before other income and income taxes	(330,178)	(386,806)	(683,950)	(856,612)

Net realized and unrealized gains (losses) from investments in marketable securities	511,258	(69,840)	637,894	32,803
Net income from other investments	71,829	53,530	84,096	143,148
Interest, dividend and other income	418,188	54,894	488,186	96,720
Total other income	1,001,275	38,584	1,210,176	272,671

Income (loss) before income taxes	671,097	(348,222)	526,226	(583,941)
Provision for income taxes	60,000	—	91,000	—
Income (loss) from continuing operations	611,097	(348,222)	435,226	(583,941)
Income from discontinued operations	—	608,796	—	17,914,545
Net income	611,097	260,574	435,226	17,330,604
Noncontrolling interests in continuing operations	(4,896)	(15,668)	(8,584)	(28,007)
Noncontrolling interests in discontinued operations	—	1,685	—	(58,594)
Net income attributable to noncontrolling interest	(4,896)	(13,983)	(8,584)	(86,601)
Net income attributable to the Company	$606,201	$246,591	$426,642	$17,244,003

Amounts attributable to the Company
Continuing operations	606,201	(363,890)	426,642	(611,948)
Discontinued operations	—	610,481	—	17,855,951
Net income attributable to the Company	$606,201	$246,591	$426,642	$17,244,003

Weighted average common shares outstanding-basic	1,048,926	974,526	1,048,926	972,537
Weighted average common shares outstanding-diluted	1,049,434	1,045,011	1,050,849	1,036,556

Net income (loss) per common:
Continuing operations basic and diluted	$0.58	$(0.37)	$0.41	$(0.63)
Discontinued operations-basic	$—	$0.63	$—	$18.36
Discontinued operations-diluted	$—	$0.58	$—	$17.23
Basic net income per share	$0.58	$0.26	$0.41	$17.73
Diluted net income per share	$0.58	$0.21	$0.41	$16.60

Other comprehensive income:
Unrealized gain on interest rate swap agreement	$—	$—	$—	$982,500
Total other comprehensive income	—	—	—	982,500

Comprehensive income	$606,201	$246,591	$426,642	$18,226,503

See notes to the condensed consolidated financial statements

2

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the Company	$426,642	$17,244,003
Adjustments to reconcile net income attributable to the Company to net cash used in operating activities:
Depreciation and amortization	9,041	8,078
Non-employee stock compensation expense	—	372
Net income from other investments, excluding impairment losses	(84,096)	(143,148)
Gain from dissolution of joint venture with related party	(226,157)	—
Gain from the sale of discontinued operations	—	(17,855,951)
Net gain from investments in marketable securities	(637,894)	(32,803)
Net income attributable to non controlling interest	8,584	28,007
Deferred income tax provision	91,000	—
Changes in assets and liabilities:
Other assets and other receivables	31,129	(38,626)
Accounts payable, accrued expenses and other liabilities	(3,756,839)	(8,702)
Total adjustments	(4,565,232)	(18,042,773)
Net cash used in operating activities	(4,138,590)	(798,770)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of discontinued operations	—	23,033,221
Collections in notes and advances from related parties	226,157	—
Distributions from other investments	210,735	325,246
Contributions to other investments	(846,756)	(49,500)
Net proceeds from sales and redemptions of securities	1,303,196	397,930
Purchase of marketable securities	(7,997,675)	(1,205,449)
Additions in mortgage loans and notes receivable	(138,000)	—
Purchases and improvements of properties	(127,150)	—
Proceeds from partial sale of affiliate	39,000	—
Net cash (used in) provided by investing activities	(7,330,493)	22,501,448

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock options exercised	—	24,000
Repayment of mortgages and notes payables	(102,891)	(18,747)
Net cash (used in) provided by financing activities	(102,891)	5,253

Net (decrease) increase in cash and cash equivalents	(11,571,974)	21,707,931
Cash and cash equivalents at beginning of the period	17,655,568	1,510,773
Cash and cash equivalents at end of the period	$6,083,594	$23,218,704

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$49,000	$45,000
Cash paid during the period for income taxes	$1,593,000	$—

Non-cash Investing Activities:
Note receivable received for sales of discontinued operations	$—	$1,000,000

See notes to the condensed consolidated financial statements

3

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report for the year ended December 31, 2013. The balance sheet as of December 31, 2013 was derived from audited consolidated financial statements as of that date. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

The Company does not believe that any other recently issued, but not yet effective accounting standards, if currently adopted, will have a material effect on the Company's consolidated financial position, results of operations and cash flows.

3. INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities consist primarily of large capital corporate equity and debt securities in varying industries or issued by government agencies with readily determinable fair values. These securities are stated at market value, as determined by the most recent traded price of each security at the balance sheet date. Consistent with the Company’s overall current investment objectives and activities, its entire marketable securities portfolio is classified as trading.

In April 2014, the Company purchased approximately $3.5 million of preferred equity of large capital real estate investment trusts (REITS), consisting of approximately 20 preferred stock positions with no one position exceeding $400,000 in value as of June 30, 2014.

In March 2014, the Company purchased approximately $3.5 million of marketable securities consisting of approximately 50 common stock positions in large capital REITS. No one stock position of this purchase exceeds $400,000 in value as of June 30, 2014.

Net realized and unrealized gain (loss) from investments in marketable securities for the three and six months ended June 30, 2014 and 2013 is summarized below:

	Three months ended June 30,		Six months ended June 30,
Description	2014	2013	2014	2013
Net realized gain from sales of securities	$34,000	$11,000	$46,000	$8,000
Unrealized net gain (loss) in trading securities	477,000	(81,000)	592,000	25,000
Total net gain (loss) from investments in marketable securities	$511,000	($70,000)	$638,000	$33,000

For the three and six months ended June 30, 2014, net unrealized gains from trading securities were $477,000 and $592,000, respectively. This is compared to net unrealized (losses) gains of ($81,000) and $25,000 for the three and six months ended June 30, 2013, respectively. The increase in unrealized gains was primarily from REIT marketable securities purchased in 2014.

4

For the three months ended June 30, 2014, net realized gain from sales of marketable securities was approximately $34,000, and consisted of approximately $46,000 of gross gains and $12,000 of gross losses. For the six months ended June 30, 2014, net realized gain from sales of marketable securities was approximately $46,000, and consisted of approximately $80,000 of gross gains net of $34,000 of gross losses.

For the three months ended June 30, 2013, net realized gain from sales of marketable securities was approximately $11,000, consisted of all gains, no losses. For the six months ended June 30, 2013, net realized gain from sales of marketable securities was approximately $8,000, and consisted of approximately $31,000 of gross gains net of $23,000 of gross losses.

Investment gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s net earnings. However, the amount of investment gains or losses on marketable securities for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

4. OTHER INVESTMENTS

As of June 30, 2014, the Company’s portfolio of other investments had an aggregate carrying value of approximately $4 million and we have commitments to fund approximately $1.8 million as required by agreements with the investees. The carrying value of these investments is equal to contributions less distributions and loss valuation adjustments. During the six months ended June 30, 2014, cash distributions received from other investments totaled approximately $211,000 from several investments in privately owned partnerships owning diversified operating companies. During the six months ended June 30, 2014, the Company made contributions to other investments of approximately $847,000. This consisted primarily of two new investments of $300,000 each, one of $100,000 and various follow on contributions totaling approximately $147,000.

Net income from other investments for the three and six months ended June 30, 2014 and 2013, is summarized below:

	Three months ended June 30,		Six months ended June 30,
Description	2014	2013	2014	2013
Partnerships owning diversified businesses	$74,000	$14,000	$77,000	$40,000
Partnerships owning real estate and related	—	8,000	1,000	41,000
Income from investment in 49% owned affiliate (T.G.I.F. Texas, Inc.)	(2,000)	32,000	6,000	62,000
Total net income from other investments (excluding other than temporary impairment losses)	$72,000	$54,000	$84,000	$143,000

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2014 and December 31, 2013, aggregated by investment category and the length of time that investments have been in a continuous loss position:

	As of June 30, 2014
	12 Months or less		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	—	—	$370,000	$(56,000)	$370,000	$(56,000)
Partnerships owning real estate and related investments	—	—	211,000	(7,000)	211,000	(7,000)
Other investments	$231,000	$(19,000)	—	—	231,000	(19,000)
Total	$231,000	$(19,000)	$581,000	$(63,000)	$812,000	$(82,000)
5

	As of December 31, 2013
	Less than 12 Months		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$—	$—	$346,000	$(76,000)	$346,000	$(76,000)
Partnerships owning real estate and related investments	—	—	246,000	(11,000)	246,000	(11,000)
Total	$—	$—	$592,000	$(87,000)	$592,000	$(87,000)

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

In accordance with ASC Topic 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments there were no OTTI impairment valuation adjustments for the three and six months ended June 30, 2014 and 2013.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC Topic 820, the Company measures cash and equivalents, marketable debt and equity securities at fair value on a recurring basis. Other investments are measured at fair value on a nonrecurring basis.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2014 and for the year ended December 31, 2013, using quoted prices in active markets for identical assets (Level 1) and significant other observable inputs (Level 2). For the periods presented, there were no major assets measured at fair value on a recurring basis which uses significant unobservable inputs (Level 3):

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurement at reporting date using
	Total	Quoted Prices in Active	Significant Other	Significant
	June 30,	Markets for Identical Assets	Observable Inputs	Unobservable Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
U.S. Treasury bills	$4,170,000	$4,170,000	$—	—
Money market mutual funds	1,502,000	1,502,000	—	—
Time deposits	55,000	—	55,000	—
Marketable securities:
Marketable equity securities	11,076,000	11,076,000	—	—
Corporate debt securities	979,000	—	979,000	—
Total assets	$17,782,000	$16,748,000	$1,034,000	$—
6

	Fair value measurement at reporting date using
	Total	Quoted Prices in Active	Significant Other	Significant
	December 31,	Markets for Identical Assets	Observable Inputs	Unobservable Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Time deposits	$55,000	—	$55,000	—
Money market mutual funds	1,257,000	$1,257,000	—	—
U.S. T-bills	15,305,000	$15,305,000
Marketable securities:
Corporate debt securities	1,065,000	—	1,065,000	—
Marketable equity securities	3,658,000	3,658,000	—	—
Total assets	$21,340,000	$20,220,000	$1,120,000	$—

Assets measured at fair value on a nonrecurring basis are summarized below:

	Fair value measurement at reporting date using				Total gains
	Total	Quoted Prices in Active	Significant Other	Significant	(losses) for three
	June 30,	Markets for Identical Assets	Observable Inputs	Unobservable Inputs	and six months ended
Description	2014	(Level 1)	(Level 2) (a)	(Level 3) (b)	6/30/2014
Assets:
Other investments by investment focus:
Technology & Communication	$495,000	$—	$495,000	$—	$—
Diversified businesses	1,132,000	—	1,132,000	—	—
Real estate and related	1,766,000	—	721,000	1,045,000	—
Other	625,000	—		625,000	—
	$4,018,000	$—	$2,348,000	$1,670,000	$—

		Fair value measurement at reporting date using			Total
	Total	Quoted Prices in Active	Significant Other	Significant	losses for
	December 31,	Markets for Identical Assets	Observable Inputs	Unobservable Inputs	year ended
Description	2013	(Level 1)	(Level 2) (a)	(Level 3) (b)	12/31/2013
Assets:
Other investments by investment focus:
Technology & Communication	$472,000	$—	$472,000	$—	$50,000
Diversified businesses	1,098,000	—	1,098,000	—	—
Real estate and related	1,409,000	—	462,000	947,000	—
Other	325,000	—		325,000	—
	$3,304,000	$—	$2,032,000	$1,272,000	$50,000

(a)	Other investments measured at fair value on a non-recurring basis include investments in certain entities that calculate net asset value per share (or its equivalent such as member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed, “NAV”). This class primarily consists of private equity funds that have varying investment focus. These investments can never be redeemed with the funds. Instead, the nature of the investments in this class is that distributions are received through the liquidation of the underlying assets of the fund. If these investments were held it is estimated that the underlying assets of the fund would be liquidated over 5 to 10 years. As of June 30, 2014, it is probable that all of the investments in this class will be sold at an amount different from the NAV of the Company’s ownership interest in partners’ capital. Therefore, the fair values of the investments in this class have been estimated using recent observable information such as audited financial statements and/or statements of partners’ capital obtained directly from investees on a quarterly or other regular basis. During the six months ended June 30, 2014, the Company received distributions of approximately $211,000 from this type of investment primarily from investments in diversified businesses and real estate. During the six months ended June 30, 2014, the Company made contributions totaling $447,000 in this type of investment. As of June 30, 2014, the amount of the Company’s unfunded commitments related to the aforementioned investments is approximately $1.8 million.
(b)	Other investments above which are measured on a nonrecurring basis using Level 3 unobservable inputs consist of investments primarily in commercial real estate in Florida through private partnerships, two investments in the stock of private banks in Florida and Texas, and others. The Company does not know when it will have the ability to redeem the investments and has categorized them as a Level 3 fair value measurement. The Level 3 real estate and related investments of approximately $1,045,000 include one investment in a commercial building located near the Company’s offices purchased in 2005 with a carrying value as of June 30, 2014 of $724,000. These investments are measured using primarily inputs provided by the managing member of the partnerships with whom the Company has done similar transactions in the past and is well known to management. The fair values of these real estate investments have been estimated using the net asset value of the Company’s ownership interest in partners’ capital. The fair values of these investments have been estimated using the cost method less distributions received and other than temporary impairments. These investments are valued using inputs provided by the management of the investee.
7

The activity in investments classified within level 3 of the fair value hierarchy for the six months ended June 30, 2014 primarily consisted of contributions to new investments.

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

As of June 30, 2014 the Company (excluding CII) had no net operating loss carryover, and it has estimated a tax loss of approximately $292,000 for the six months ended June 30, 2014.

The Company’s 95%-owned subsidiary, CII, files a separate income tax return and its operations are not included in the REIT’s income tax return.

As of June 30, 2014, CII has an estimated net operating loss carryover of approximately $297,000. CII has no current provision or benefit for state and federal income taxes for the six months ended June 30, 2014

The Company accounts for income taxes in accordance with ASC Topic 740, “Accounting for Income Taxes”. ASC Topic 740 requires a Company to use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes only pertain to CII. As a result, primarily of timing differences associated with the carrying value of other investments and the future benefit of a net operating loss, the Company has recorded a net deferred tax liability as of June 30, 2014 and December 31, 2013 of $308,000 and $217,000, respectively. This increase of $91,000 is a deferred tax expense and was primarily the result of a net increase in investments with book basis in excess of tax of approximately $245,000.

The provision for income taxes in the consolidated statements of comprehensive income consists of the following:

Six months ended June 30,	2014	2013
Current:
Federal	$—	$144,000
State	—	75,000
	—	219,000
Deferred:
Federal	$82,000	$764,000
State	9,000	85,000
	91,000	849,000
Total	$91,000	$1,068,000

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

8

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended since December 31, 2010 which are the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2014.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the consolidated financial statements as selling, general and administrative expense.

7. DISCONTINUED OPERATIONS AND REAL ESTATE INTERESTS HELD FOR SALE

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

As previously reported, on March 29, 2013, pursuant to a Membership Interests Purchase Agreement (the “Agreement”) entered into in December 2012, HMG/Courtland Properties, Inc. and its 95% owned subsidiary, Courtland Investments, Inc. (the “Company”), completed the sale of the Company’s 50% membership interests in Bayshore Landing LLC, Bayshore Rawbar LLC and Bayshore Restaurant LLC, (collectively the “Monty’s property) to the other 50% owner, The Christoph Family Trusts, which are unrelated entities. The purchase price for the membership interests of $3 million was paid in cash. The Company realized a loss on the sale of these interests of approximately $28,000 (or $.03 per share).

We have classified the results of operations for the real estate interests discussed above into discontinued operations in the accompanying condensed consolidated financial statements of comprehensive income.

9

	For the three months	For the six months
	ended June 30,	ended June 30,
Revenues:	2013	2013
Rental and related revenue	$—	$171,000
Food & beverage sales	—	1,950,000
Marina revenue	—	382,000
Other	—	—
Total revenue	$—	$2,503,000
Expenses:
Rental operating expenses	—	97,000
Food & beverage operation expenses	—	1,430,000
Marina expenses	—	178,000
Professional fees	—	53,000
Interest expense	—	190,000
Depreciation, amortization and other expenses	—	199,000
Total expenses	$—	$2,147,000

Less: noncontrolling interest sold	—	(212,000)

Gain on sale of discontinued operations	313,000	18,839,000

Benefit from (provision for) income tax expense on gain on sale of discontinued ops	296,000	(1,068,000)
Income from discontinued operations	$609,000	$17,915,000
10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The Company reported net income of approximately $606,000 ($.58 per share) and approximately $427,000 ($.41 per share) for the three and six months ended June 30, 2014, respectively. For the three and six months ended June 30, 2013, we reported net income of $247,000 ($.26 per basic share and $.21 per diluted share) and $17,244,000 ($17.73 per basic shares and $16.60 per diluted shares), respectively.

REVENUES

Rentals and related revenues for the three and six months ended June 30, 2014 and 2013 primarily consists of rent from the Advisor to CII for its corporate office.

Net realized and unrealized gain from investments in marketable securities:

Net realized gain from investments in marketable securities for the three and six months ended June 30, 2014 was approximately $34,000 and $46,000, respectively. Net realized gain from investments in marketable securities for the three and six months ended June 30, 2013 was approximately $11,000 and $8,000, respectively. Net unrealized (loss) gain from investments in marketable securities for the three and six months ended June 30, 2014 was approximately $477,000 and $592,000, respectively. Net unrealized (loss) gain from investments in marketable securities for the three and six months ended June 30, 2013 was approximately ($81,000) and $25,000, respectively. For further details refer to Note 3 to Condensed Consolidated Financial Statements (unaudited).

Net income from other investments:

Net income from other investments for the three and six months ended June 30, 2014 was approximately $72,000 and $84,000, respectively. Net income from other investments for the three and six months ended June 30, 2013 was approximately $54,000 and $143,000, respectively. For further details refer to Note 4 to Condensed Consolidated Financial Statements (unaudited).

Interest, dividend and other income:

Interest, dividend and other income for the three and six months ended June 30, 2014 was approximately $418,000 and $488,000, respectively. Interest, dividend and other income for the three and six months ended June 30, 2013 was approximately $55,000 and $97,000, respectively. The increase in the three and six months ended June 30, 2014 as compared with the same periods in 2013 was approximately $363,000 (662%) and $391,000 (405%), respectively. These increases are primarily the result of a gain from the dissolution of South Bayshore Associates (SBA). In 2014 SBA was dissolved and the note payable to the Company of $905,000 was distributed 75% to the Company and 25% to Transco. Transco repaid its portion of the note (approximately $226,000) in June 2014 and recognized this amount as other income. Also, interest and dividends from marketable securities have increased by $77,000 and $90,000 for the three and six months ended June 30, 2014, respectively, as compared with the same periods in 2013.

EXPENSES

Adviser’s base fee for the three and six months ended June 30, 2014 as compared with the same periods in 2013 decreased by $90,000 (35%) and $180,000 (35%), respectively. As previously reported, on September 19, 2013, the shareholders approved the renewal and amendment of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2014 and expiring December 31, 2014. The sole amendment to the Advisory Agreement was the change in the remuneration of the Advisor to decrease the Advisor’s current regular monthly compensation from $85,000 to $55,000, or $1,020,000 to $660,000 annually.

Professional fees and expenses for the three and six months ended June 30, 2014 as compared with the same periods in 2013 increased by approximately $42,000 (231%) and $54,000 (63%), respectively, primarily due to increased legal fees.

General and administrative expenses for the three and six months ended June 30, 2014 as compared with the same periods in 2013 decreased by approximately $15,000 (25%) and $54,000 (35%), respectively, primarily due to decreased costs associated with Courtland Houston, Inc. a subsidiary that was dissolved on December 31, 2013.

EFFECT OF INFLATION

Inflation affects the costs of holding the Company’s investments. Increased inflation would decrease the purchasing power of our mainly liquid investments.

11

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES

The Company’s material commitments primarily consist of a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of approximately $2.4 million due on demand and contributions committed to other investments of approximately $1.8 million due upon demand. The funds necessary to meet these obligations are expected to come from the proceeds from the sales of investments, distributions from investments and available cash.

MATERIAL COMPONENTS OF CASH FLOWS

For the six months ended June 30, 2014, net cash used in operating activities was approximately $4.6 million. This primarily consisted of federal and state tax payments of approximately $1.6 million and $2.1 million in payments to the Adviser for 2013 incentive fees.

For the six months ended June 30, 2014, net cash used in investing activities was approximately $7.3 million and consisted primarily of approximately $8 million in purchases of marketable securities, $847,000 of contributions to other investments, less proceeds from sales of marketable securities of $1.3 million.

For the six months ended June 30, 2014, net cash used in financing activities was $103,000, consisting of a principal payment on the loan due to affiliate.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q has concluded that, based on such evaluation, our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiaries, which we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, was made known to him by others within those entities and reported within the time periods specified in the SEC’s rules and forms.

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

12

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMG/COURTLAND PROPERTIES, INC.

/s/ Maurice Wiener
Dated: August 14, 2014	Maurice Wiener
CEO and President

/s/ Carlos Camarotti
Dated: August 14, 2014	Carlos Camarotti
Vice President- Finance and Controller
Principal Accounting Officer
13