Form 10-Q
period 2014-09-30
HMG COURTLAND PROPERTIES INC
filed 2014-11-14
CIK 311817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended                   September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 1,048,926 Common shares were outstanding as of November 14, 2014.

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

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(UNAUDITED)
ASSETS
Investment properties, net of accumulated depreciation:
Office building and other commercial property	$797,788	$809,905
Total investment properties, net	797,788	809,905

Cash and cash equivalents	6,569,830	17,655,568
Investments in marketable securities	11,261,510	4,722,597
Other investments	4,007,659	3,304,336
Investment in affiliate	2,429,978	2,445,891
Loans, notes and other receivables	1,384,959	1,408,150
Investment in real estate partnership	180,351	—
Other assets	35,463	32,773
TOTAL ASSETS	$26,667,538	$30,379,220

LIABILITIES
Note payable to affiliate	$2,400,000	$2,502,891
Accounts payable, accrued expenses and other liabilities	232,549	202,552
Due to Adviser	—	2,095,701
Income tax payable	—	1,592,716
Deferred income taxes	217,000	217,000
TOTAL LIABILITIES	2,849,549	6,610,860

STOCKHOLDERS’ EQUITY
Excess common stock, $1 par value; 100,000 shares authorized: no shares issued	—	—
Common stock, $1 par value; 1,200,000 shares authorized and 1,048,926 issued and outstanding as of September 30, 2014 and December 31, 2013.	1,048,926	1,048,926
Additional paid-in capital	24,230,844	24,230,844
Undistributed gains from sales of properties, net of losses	53,754,659	53,754,659
Undistributed losses from operations	(55,449,076)	(55,547,873)
Total stockholders’ equity	23,585,353	23,486,556
Non-controlling interest	232,636	281,804
TOTAL EQUITY	23,817,989	23,768,360
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,667,538	$30,379,220

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
REVENUES
Real estate rentals and related revenue	$24,310	$16,744	$61,155	$48,544

EXPENSES
Operating expenses:
Rental and other properties	24,397	15,637	65,964	51,308
Adviser’s base fee	165,000	255,000	495,000	765,000
General and administrative	63,571	89,027	165,257	245,155
Professional fees and expenses	84,736	49,378	225,763	136,153
Directors’ fees and expenses	28,279	35,522	77,029	82,050
Depreciation and amortization	6,354	4,039	15,395	12,117
Interest expense	23,482	22,693	72,206	67,925
Total expenses	395,819	471,296	1,116,614	1,359,708

Loss before other income and income taxes	(371,509)	(454,552)	(1,055,459)	(1,311,164)

Net realized and unrealized (losses) gains from investments in marketable securities	(252,315)	20,960	385,579	53,763
Net income from other investments	30,419	86,521	114,515	229,669
Other than temporary impairment losses from other investments	(11,092)	—	(11,092)	—
Interest, dividend and other income	183,656	67,030	671,841	163,750
Total other (loss) income	(49,332)	174,511	1,160,843	447,182

(Loss) income before income taxes	(420,841)	(280,041)	105,384	(863,982)
Benefit from income taxes	(91,000)	0	0	0
(Loss) income from continuing operations	(329,841)	(280,041)	105,384	(863,982)
(Loss) income from discontinued operations	0	(1,659,737)	0	16,254,808
Net (loss) income	(329,841)	(1,939,778)	105,384	15,390,826
Noncontrolling interests in continuing operations	1,997	20,714	(6,587)	(7,293)
Noncontrolling interests in discontinued operations	0	(28,558)	0	(87,152)
Net income (loss) attributable to noncontrolling interest	1,997	(7,844)	(6,587)	(94,445)
Net (loss) income attributable to the Company	$(327,844)	$(1,947,622)	$98,797	$15,296,381

Amounts attributable to the Company
Continuing operations	(327,844)	(259,327)	98,797	(871,275)
Discontinued operations	0	(1,688,295)	0	16,167,656
Net (loss) income attributable to the Company	$(327,844)	$(1,947,622)	$98,797	$15,296,381

Weighted average common shares outstanding-basic	1,048,926	1,031,350	1,048,926	1,004,599
Weighted average common shares outstanding-diluted	1,048,926	1,031,350	1,049,954	1,025,939

Net (loss) income per common:
Continuing operations-basic	$(0.31)	$(0.25)	$0.09	$(0.87)
Continuing operations-diluted	$(0.31)	$(0.25)	$0.09	$(0.85)
Discontinued operations-basic	$—	$(1.64)	$—	$16.09
Discontinued operations-diluted	$—	$(1.64)	$—	$15.76
Basic net income per share	$(0.31)	$(1.89)	$0.09	$15.23
Diluted net income per share	$(0.31)	$(1.89)	$0.09	$14.91

Other comprehensive income:
Unrealized gain on interest rate swap agreement	$—	$—	$—	$982,500
Total other comprehensive income	0	0	0	982,500

Comprehensive (loss) income	$(327,844)	$(1,947,622)	$98,797	$16,278,881

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the Company	$98,797	$15,296,381
Adjustments to reconcile net income attributable to the Company to net cash used in operating activities:
Depreciation and amortization	15,395	12,117
Non-employee stock compensation expense	—	20,498
Net income from other investments, excluding impairment losses	(114,515)	(229,669)
Other than temporary impairment loss from other investments	11,092
Gain from dissolution of joint venture with related party	(226,157)	—
Gain from the sale of discontinued operations	—	(16,167,656)
Net gain from investments in marketable securities	(385,579)	(53,763)
Net income attributable to non controlling interest	6,587	7,293
Changes in assets and liabilities:
Other assets and other receivables	20,501	(37,309)
Accounts payable, accrued expenses and other liabilities	(3,721,483)	(12,643)
Total adjustments	(4,394,159)	(16,461,132)
Net cash used in operating activities	(4,295,362)	(1,164,751)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of discontinued operations	—	23,030,262
Collections in notes and advances from related parties	226,157	—
Distributions from other investments	512,096	447,124
Contributions to other investments	(1,135,083)	(70,750)
Net proceeds from sales and redemptions of securities	6,175,986	864,151
Purchase of marketable securities	(12,329,319)	(3,121,298)
Additions in loans and notes receivable	(138,000)	—
Collections in loans and notes receivable	138,000	—
Investment in real estate partnership	(180,351)	—
Purchases and improvements of properties	(274,691)	—
Proceeds from sales of properties	278,720	—
Proceeds from partial sale of affiliate and distributions from affiliate	39,000	196,016
Net cash (used in) provided by investing activities	(6,687,485)	21,345,505

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock options exercised	—	122,314
Repayment note to affiliate	(102,891)	(311,488)
Net cash (used in) provided by financing activities	(102,891)	(189,174)

Net (decrease) increase in cash and cash equivalents	(11,085,738)	19,991,580
Cash and cash equivalents at beginning of the period	17,655,568	1,510,773
Cash and cash equivalents at end of the period	$6,569,830	$21,502,353

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$72,000	$68,000
Cash paid during the period for income taxes	$1,593,000	$—

Non-cash Investing Activities:
Note receivable received for sales of discontinued operations	$—	$1,000,000

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report for the year ended December 31, 2013. The balance sheet as of December 31, 2013 was derived from audited consolidated financial statements as of that date. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

In April 2014, the Company purchased approximately $3.5 million of preferred equity of large capital real estate investment trusts (REITS); consisting of approximately 20 preferred stock positions with no one position exceeding $400,000 in value as of September 30, 2014.

In March 2014, the Company purchased approximately $3.5 million of marketable securities consisting of approximately 50 common stock positions in large capital REITS. No one stock position of this purchase exceeds $400,000 in value as of September 30, 2014.

Net realized and unrealized gain (loss) from investments in marketable securities for the three and nine months ended September 30, 2014 and 2013 is summarized below:

	Three months ended September 30,		Nine months ended September 30,
Description	2014	2013	2014	2013
Net realized gain (loss) from sales of securities	$290,000	($15,000)	$336,000	($7,000)
Unrealized net (loss) gain in trading securities	(542,000)	36,000	50,000	61,000
Total net (loss) gain from investments in marketable securities	($252,000)	$21,000	$386,000	$54,000

For the three months ended September 30, 2014, net realized gain from sales of marketable securities was approximately $290,000, and consisted of approximately $312,000 of gross gains and $22,000 of gross losses. For the nine months ended September 30, 2014, net realized gain from sales of marketable securities was approximately $336,000, and consisted of approximately $393,000 of gross gains net of $57,000 of gross losses.

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

For the three and nine months ended September 30, 2014, net unrealized (loss) gain from trading securities was approximately ($542,000) and $50,000, respectively. This is compared to net unrealized gain of $36,000 and $61,000 for the three and nine months ended September 30, 2013, respectively.

Investment gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s net earnings. However, the amount of investment gains or losses on marketable securities for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

4. INVESTMENT IN REAL ESTATE PARTNERSHIP

In September 2014, the Company, through a newly-formed wholly owned subsidiary (HMG Orlando LLC, a Delaware limited liability company), acquired a one-third equity membership interest in JY-TV Associates, LLC a Florida limited liability company (“JY-TV”) and entered into the Amended and Restated Operating Agreement of JY-TV (the “Agreement”). JY-TV was formed in 2014 for the sole purpose of purchasing and constructing up to two hundred fifty (250) unit rental apartments on approximately 9.5 acres in Orlando, Florida. The other two initial members of JY-TV are not related to the Company. As provided in the Agreement, the three members have each committed to fund approximately $1.8 million in equity in this project. As of September 30, 2014 the Company has funded $150,000 towards this commitment. JY-TV is in the process of obtaining construction financing of approximately $27 million and construction is expected to commence in 2015. This investment will be accounted for under the equity method.

5. OTHER INVESTMENTS

As of September 30, 2014, the Company’s portfolio of other investments had an aggregate carrying value of approximately $4 million and we have commitments to fund approximately $1.9 million as required by agreements with the investees. The carrying value of these investments is equal to contributions less distributions and loss valuation adjustments. During the nine months ended September 30, 2014, cash distributions received from other investments totaled approximately $512,000 from several investments in privately owned partnerships owning diversified operating companies. During the nine months ended September 30, 2014, the Company made contributions to other investments of approximately $1.1 million. This consisted primarily of two new investments of $300,000 each, one of $200,000, one of $100,000 and various follow on contributions to existing investments totaling approximately $200,000.

Net income from other investments for the three and nine months ended September 30, 2014 and 2013, is summarized below:

	Three months ended September 30,		Nine months ended September 30,
Description	2014	2013	2014	2013
Partnerships owning diversified businesses	$14,000	$63,000	$91,000	$104,000
Partnerships owning real estate and related	—	—	1,000	40,000
Income from investment in 49% owned affiliate (T.G.I.F. Texas, Inc.)	16,000	24,000	23,000	86,000
Total net income from other investments (excluding other than temporary impairment losses)	$30,000	$87,000	$115,000	230,000
5

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2014 and December 31, 2013, aggregated by investment category and the length of time that investments have been in a continuous loss position:

	As of September 30, 2014
	12 Months or less		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	—	—	$290,000	$(50,000)	$290,000	$(50,000)
Other investments	$231,000	$(19,000)	—	—	231,000	(19,000)
Total	$231,000	$(19,000)	$290,000	$(50,000)	$521,000	$(69,000)

	As of December 31, 2013
	Less than 12 Months		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$—	$—	$346,000	$(76,000)	$346,000	$(76,000)
Partnerships owning real estate and related investments	—	—	246,000	(11,000)	246,000	(11,000)
Total	$—	$—	$592,000	$(87,000)	$592,000	$(87,000)

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

In accordance with ASC Topic 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments (“OTTI”) the Company recorded approximately $11,000 in OTTI impairment valuation adjustments for the three and nine months ended September 30, 2014. There were not OTTI adjustments for the three and nine months ended September 30, 2013.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC Topic 820, the Company measures cash and equivalents, marketable debt and equity securities at fair value on a recurring basis. Other investments are measured at fair value on a nonrecurring basis.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis during the three and nine months ended September 30, 2014 and for the year ended December 31, 2013, using quoted prices in active markets for identical assets (Level 1) and significant other observable inputs (Level 2). For the periods presented, there were no major assets measured at fair value on a recurring basis which uses significant unobservable inputs (Level 3):

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurement at reporting date using
	Total	Quoted Prices in Active	Significant Other	Significant
	September 30,	Markets for Identical Assets	Observable Inputs	Unobservable Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
U.S. Treasury bills	$4,200,000	$4,200,000	$—	—
Money market mutual funds	1,529,000	1,529,000	—	—
Time deposits	55,000	—	55,000	—
Marketable securities:
Marketable equity securities	10,351,000	10,351,000	—	—
Corporate debt securities	911,000	—	911,000	—
Total assets	$17,046,000	$16,080,000	$966,000	$—

	Fair value measurement at reporting date using
	Total	Quoted Prices in Active	Significant Other	Significant
	December 31,	Markets for Identical Assets	Observable Inputs	Unobservable Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Time deposits	$55,000	—	$55,000	—
Money market mutual funds	1,257,000	$1,257,000	—	—
U.S. T-bills	15,305,000	$15,305,000
Marketable securities:
Corporate debt securities	1,065,000	—	1,065,000	—
Marketable equity securities	3,658,000	3,658,000	—	—
Total assets	$21,340,000	$20,220,000	$1,120,000	$—

Assets measured at fair value on a nonrecurring basis are summarized below:

					Total
	Fair value measurement at reporting date using				losses for
	Total	Quoted Prices in Active	Significant Other	Significant	three and nine
	September 30,	Markets for Identical Assets	Observable Inputs	Unobservable Inputs	months ended
Description	2014	(Level 1)	(Level 2) (a)	(Level 3) (b)	9/30/2014
Assets:
Other investments by investment focus:
Technology & Communication	$414,000	$—	$414,000	$—	$(11,000)
Diversified businesses	1,222,000	—	1,222,000	—	—
Real estate and related	1,746,000	—	702,000	1,044,000	—
Other	626,000	—	—	626,000	—
	$4,008,000	$—	$2,338,000	$1,670,000	$(11,000)

	Fair value measurement at reporting date using				Total
	Total	Quoted Prices in Active	Significant Other	Significant	losses for
	December 31,	Markets for Identical Assets	Observable Inputs	Unobservable Inputs	year ended
Description	2013	(Level 1)	(Level 2) (a)	(Level 3) (b)	12/31/2013
Assets:
Other investments by investment focus:
Technology & Communication	$472,000	$—	$472,000	$—	$(50,000)
Diversified businesses	1,098,000	—	1,098,000	—	—
Real estate and related	1,409,000	—	462,000	947,000	—
Other	325,000	—	—	325,000	—
	$3,304,000	$—	$2,032,000	$1,272,000	$(50,000)
7

(a)	Other investments measured at fair value on a non-recurring basis include investments in certain entities that calculate net asset value per share (or its equivalent such as member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed, “NAV”). This class primarily consists of private equity funds that have varying investment focus. These investments can never be redeemed with the funds. Instead, the nature of the investments in this class is that distributions are received through the liquidation of the underlying assets of the fund. If these investments were held it is estimated that the underlying assets of the fund would be liquidated over 5 to 10 years. As of September 30, 2014, it is probable that all of the investments in this class will be sold at an amount different from the NAV of the Company’s ownership interest in partners’ capital. Therefore, the fair values of the investments in this class have been estimated using recent observable information such as audited financial statements and/or statements of partners’ capital obtained directly from investees on a quarterly or other regular basis. During the nine months ended September 30, 2014, the Company received distributions of approximately $509,000 from this type of investment primarily from investments in diversified businesses and real estate. During the nine months ended September 30, 2014, the Company made contributions totaling $735,000 in this type of investment. As of September 30, 2014, the amount of the Company’s unfunded commitments related to the aforementioned investments is approximately $1.9 million.
(b)	Other investments above which are measured on a nonrecurring basis using Level 3 unobservable inputs consist of investments primarily in commercial real estate in Florida through private partnerships, two investments in the stock of private banks in Florida and Texas, and others. The Company does not know when it will have the ability to redeem the investments and has categorized them as a Level 3 fair value measurement. The Level 3 real estate and related investments of approximately $1,044,000 include one investment in a commercial building located near the Company’s offices purchased in 2005 with a carrying value as of September 30, 2014 of $724,000. These investments are measured using primarily inputs provided by the managing member of the partnerships with whom the Company has done similar transactions in the past and is well known to management. The fair values of these real estate investments have been estimated using the net asset value of the Company’s ownership interest in partners’ capital. The fair values of these investments have been estimated using the cost method less distributions received and other than temporary impairments. These investments are valued using inputs provided by the management of the investee.

The activity in investments classified within level 3 of the fair value hierarchy for the nine months ended September 30, 2014 is as follows:

Level 3 Investments:
Balance at January 1, 2014	$1,272,000
Investments in Level 3 investments	400,000
Distributions from Level 3 investments	(2,000)
Transfers from Level 2	—
Balance at September 30, 2014	$1,670,000

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

As of September 30, 2014 the Company (excluding CII) had net operating loss carryover (NOL) of approximately $30,000.

The Company’s 95%-owned subsidiary, CII, files a separate income tax return and its operations are not included in the REIT’s income tax return.

As of September 30, 2014, CII has an estimated NOL of approximately $1.3 million. CII has established a valuation reserve of $1 million on this NOL due to CII historically having tax losses.

The Company accounts for income taxes in accordance with ASC Topic 740, “Accounting for Income Taxes”. ASC Topic 740 requires a Company to use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes only pertain to CII. As a result, primarily of timing differences associated with the carrying value of other investments, the Company has recorded a net deferred tax liability of $217,000 as of September 30, 2014 and December 31, 2013.

The (benefit from) provision for income taxes in the consolidated statements of comprehensive income consists of the following:

Nine months ended September 30,	2014	2013
Current:
Federal	$—	$1,581,000
State	—	275,000
	—	$1,856,000
Deferred:
Federal	($19,000)	$754,000
State	(1,000)	84,000
	(20,000)	838,000
Less: release of valuation allowance	20,000
Total	—	$2,694,000

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended since December 31, 2010 which are the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2014.

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

	For the three months	For the nine months
	ended September 30,	ended September 30,
Revenues:	2013	2013
Rental and related revenue	$—	$171,000
Food & beverage sales	—	1,950,000
Marina revenue	—	382,000
Other	—	—
Total revenue	$—	$2,503,000

Expenses:
Rental operating expenses	—	97,000
Food & beverage operation expenses	—	1,430,000
Marina expenses	—	178,000
Professional fees	—	53,000
Interest expense	—	190,000
Depreciation, amortization and other expenses	—	199,000
Total expenses	$—	$2,147,000

Less: noncontrolling interest sold	—	(212,000)

Gain on sale of discontinued operations	(34,000)	18,805,000

Benefit from (provision for) income tax expense on gain on sale of discontinued ops	(1,626,000)	(2,694,000)
Income from discontinued operations	$(1,660,000)	$16,255,000
10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The Company reported a net loss of approximately $328,000 ($.31 per share) for the three months ended September 30, 2014 and net income of approximately $99,000 ($.09 per share) for the nine months ended September 30, 2014. For the three and nine months ended September 30, 2013, we reported net (loss) income of ($1,948,000) ($1.89 per share) and $15,296,000 ($15.23 per basic shares and $14.91 per diluted shares), respectively.

REVENUES

Rentals and related revenues for the three and nine months ended September 30, 2014 and 2013 primarily consists of rent from the Advisor to CII for its corporate office.

Net realized and unrealized gain from investments in marketable securities:

Net realized gain from investments in marketable securities for the three and nine months ended September 30, 2014 was approximately $290,000 and $336,000, respectively. Net realized loss from investments in marketable securities for the three and nine months ended September 30, 2013 was approximately $15,000 and $7,000, respectively. Net unrealized (loss) gain from investments in marketable securities for the three and nine months ended September 30, 2014 was approximately ($542,000) and $50,000, respectively. Net unrealized gain from investments in marketable securities for the three and nine months ended September 30, 2013 was approximately $36,000 and $61,000, respectively. For further details refer to Note 3 to Condensed Consolidated Financial Statements (unaudited).

Net income from other investments:

Net income from other investments for the three and nine months ended September 30, 2014 was approximately $30,000 and $115,000, respectively. Net income from other investments for the three and nine months ended September 30, 2013 was approximately $87,000 and $230,000, respectively. For further details refer to Note 5 to Condensed Consolidated Financial Statements (unaudited).

Interest, dividend and other income:

Interest, dividend and other income for the three and nine months ended September 30, 2014 was approximately $184,000 and $672,000, respectively. Interest, dividend and other income for the three and nine months ended September 30, 2013 was approximately $67,000 and $164,000, respectively. The increase in the three months ended September 30, 2014 as compared with the same period in 2013 was approximately $117,000 (174%), and was primarily the result of increased interest and dividends from marketable securities. The increase in the nine months ended September 30, 2014 as compared with the same period in 2013 was approximately $508,000 (310%) and was primarily due to a gain from the dissolution of South Bayshore Associates (SBA). In 2014 SBA was dissolved and the note payable to the Company of $905,000 was distributed 75% to the Company and 25% to Transco. Transco repaid its portion of the note (approximately $226,000) in June 2014 and recognized this amount as other income.

EXPENSES

Adviser’s base fee for the three and nine months ended September 30, 2014 as compared with the same periods in 2013 decreased by $90,000 (35%) and $270,000 (35%), respectively. As previously reported, on September 19, 2013, the shareholders approved the renewal and amendment of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2014 and expiring December 31, 2014. The sole amendment to the Advisory Agreement was the change in the remuneration of the Advisor to decrease the Advisor’s current regular monthly compensation from $85,000 to $55,000, or $1,020,000 to $660,000 annually.

Professional fees and expenses for the three and nine months ended September 30, 2014 as compared with the same periods in 2013 increased by approximately $35,000 (72%) and $90,000 (66%), respectively, primarily due to increased legal fees and tax and accounting services.

General and administrative expenses for the three and nine months ended September 30, 2014 as compared with the same periods in 2013 decreased by approximately $25,000 (29%) and $80,000 (33%), respectively, primarily due to decreased costs associated with Courtland Houston, Inc. a subsidiary that was dissolved on December 31, 2013.

EFFECT OF INFLATION:

Inflation affects the costs of holding the Company’s investments. Increased inflation would decrease the purchasing power of our mainly liquid investments.

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES

The Company’s material commitments primarily consist of a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of approximately $2.4 million due on demand, contributions committed to other investments of approximately $1.9 million due upon demand and approximately $1.7 million remaining equity contributes in our interest in investment in real estate partnership, JY-TV. JY-TV is in the process of obtaining a construction loan of approximately $27 million. The funds necessary to meet these obligations are expected to come from the proceeds from the sales of investments, distributions from investments and available cash.

MATERIAL COMPONENTS OF CASH FLOWS

For the nine months ended September 30, 2014, net cash used in operating activities was approximately $4.3 million. This primarily consisted of federal and state tax payments of approximately $1.6 million and $2.1 million in payments to the Adviser for 2013 incentive fees.

For the nine months ended September 30, 2014, net cash used in investing activities was approximately $6.7 million and consisted primarily of approximately $12.3 million in purchases of marketable securities, $1.1 million of contributions to other investments, less proceeds from sales of marketable securities of $6.2 million and distributions from other investments of approximately $512,000.

For the nine months ended September 30, 2014, net cash used in financing activities was $103,000, consisting of a principal payment on the loan due to affiliate.

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
(b)	Amended and Restated Operating Agreement of JY-TV Associates LLC. Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMG/COURTLAND PROPERTIES, INC.

/s/ Maurice Wiener
Dated: November 14, 2014	Maurice Wiener
CEO and President

/s/ Carlos Camarotti
Dated: November 14, 2014	Carlos Camarotti
CFO and Vice President
Principal Accounting Officer
13