Form 10-K
period 2014-12-31
HMG COURTLAND PROPERTIES INC
filed 2015-03-31
CIK 311817

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2014

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
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant (excludes shares of voting stock held by directors, executive officers and beneficial owners of more than 10% of the Registrant’s voting stock; however, this does not constitute an admission that any such holder is an “affiliate” for any purpose) based on the closing price of the stock as traded on the NYSE Amex Exchange on the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2014) was $5,681,984. The number of shares outstanding of the issuer’s common stock, $1 par value as of the latest practicable date: 1,042,553 shares of common stock, $1 par value, as of March 23, 2015.

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

Item 1. Description of Business.

HMG/Courtland Properties, Inc. and subsidiaries (“HMG”, or the “Company”), is a Delaware corporation organized in 1972. The Company’s business is the ownership and management of income-producing commercial properties and it will consider other investments if they offer growth or profit potential.

HMG (excluding its 95% owned subsidiary Courtland Investments, Inc. (“CII”), which files a separate tax return) qualifies for taxation as a real estate investment trust (“REIT”) under the U.S. Internal Revenue Code. One of the qualifications the Company must satisfy in order to be considered a REIT is the asset tests relating to the nature and diversification of its assets determined in accordance with generally accepted accounting principles.  The asset tests must be satisfied within 30 days after the close of each quarter of the REIT’s taxable year. The key asset test requires that at least 75% of the value of the REIT’s total assets must be represented by real estate assets, cash, cash items (including receivables arising in the ordinary course of operation), government securities and qualified temporary investments. During the fourth quarter of 2014 the Company discovered that it fell short of meeting the 75% asset test.  However, a REIT is deemed to have satisfied the asset test, if management has taken steps outlined under  the safe harbor provisions of section 856(c)(7) of the Internal Revenue Code to correct the failure within the time period provided under the safe harbor rules. Under such rules the REIT must 1) pay a tax equal to the 35% maximum corporate rate on the income from the assets that caused the failure or $50,000 (the excise tax), whichever is greater, 2) disclose the discrepancy and corrections on a disclosure schedule in its 2014 tax return, and 3) dispose of any asset that caused the REIT to fail the test within six months after the last day of the quarter in which the discrepancy was discovered or otherwise meet the test within the same six month time period. In addition, management must have reasonable cause for not satisfying the test.  Management is taking these steps and intends to include the disclosure statement in the tax return for the REIT, which it will file by September 15, 2015. In addition, the $50,000 excise tax has been accrued as of December 31, 2014 and paid to the IRS as of March 15, 2015. Management believes it has reasonable cause for failing the test, and expects to meet the 75% asset test as of June 30, 2015. As such, the Company fully anticipates that it will still qualify as a REIT for 2014 and beyond and thus will not be subject to federal income taxation.

As previously reported, in September 2014, the Company, through a newly-formed wholly owned subsidiary (HMG Orlando LLC, a Delaware limited liability company), acquired a one-third equity membership interest in JY-TV Associates, LLC a Florida limited liability company (“JY-TV”) and entered into the Amended and Restated Operating Agreement of JY-TV (the “Agreement”). JY-TV was formed in 2014 for the sole purpose of purchasing and constructing up to two hundred fifty (250) unit rental apartments on approximately 9.5 acres in Orlando, Florida. The other two initial members of JY-TV are not related to the Company. As provided in the Agreement, the three members have each committed to fund approximately $1.8 million in equity in this project.

As of December 31, 2014 the Company has funded $250,000 towards this commitment, and has funded another $1.185 million to date in 2015. In February 2015 JY-TV completed purchase of the 9.5 acres for approximately $3.4 million. JY-TV is in the process of obtaining construction financing of approximately $27 million and construction is expected to commence in 2015. This investment is accounted for under the equity method.

The Company invests its idle cash in marketable securities and acquires real estate and other investments utilizing available cash or borrowing funds.

As previously reported, in April 2014, the Company purchased approximately $3.5 million of preferred equity of large capital real estate investment trusts (REITS); consisting of approximately 20 preferred stock positions with no one position exceeding $400,000 in value as of December 31, 2014. And in March 2014, the Company purchased approximately $3.5 million of marketable securities consisting of approximately 50 common stock positions in large capital REITS. No one stock position of this purchase exceeds $400,000 in value as of December 31, 2014.

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

Investment in Affiliate.

The Company’s investment in affiliate consists of a 49% equity interest in T.G.I.F. Texas, Inc. (“TGIF”). TGIF was incorporated in Texas and operates solely from the Company’s corporate office in Miami, Florida. The Company’s CEO, Maurice Wiener, is also the CEO of TGIF. Its assets consist primarily of promissory notes receivable from its shareholders including CII and Mr. Wiener and other investments including marketable debt and equity securities. This investment’s carrying value as of December 31, 2014 and 2013 was approximately $2.2 and $2.4 million, respectively. CII’s note payable to TGIF which is due on demand was approximately $2.1 million and $2.5 million as of December 31, 2014 and 2013, respectively. Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On September 18, 2014, the shareholders approved the renewal and amendment of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2015 and expiring December 31, 2015.

The Adviser is majority owned by Mr. Wiener. The officers and directors of the Adviser are as follows: Maurice Wiener, Chairman of the Board, Chief Executive officer and President and Carlos Camarotti, Vice President - Finance and Assistant Secretary.

Advisory Fees. For the years ended December 31, 2014 and 2013, the Company and its subsidiaries incurred Adviser fees of approximately $714,000 and $3,116,000, respectively, of which $660,000 and $1,020,000 represented regular compensation for 2014 and 2013, respectively. In 2014 and 2013 Advisor fees include $54,000 and $2,096,000 in incentive fee compensation, respectively.

Item 2. Description of Property.

Executive offices (Coconut Grove, Florida). The principal executive offices of the Company and the Adviser are located at 1870 South Bayshore Drive, Coconut Grove, Florida, 33133, in premises owned by the Company’s subsidiary CII and leased to the Adviser pursuant to a lease agreement originally dated December 1, 1999. In December 2014 the lease was renewed for one year with two one year extensions. The lease provides for base rent of $48,000 per year payable in equal monthly installments during the term of the lease which expires on December 1, 2015, before extension options. The Adviser, as tenant, pays utilities, certain maintenance and security expenses relating to the leased premises.

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

Not applicable to the Company.

Part II.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

The high and low per share closing sales prices of the Company’s stock on the NYSE Amex Exchange (ticker symbol: HMG) for each quarter during the past two years were as follows:

	High	Low
March 31, 2014	$18.75	$16.48
June 30, 2014	$17.17	$14.00
September 30, 2014	$16.15	$13.02
December 31, 2014	$16.50	$11.00

March 31, 2013	$20.74	$4.97
June 30, 2013	$20.20	$16.61
September 30, 2013	$20.58	$17.80
December 31, 2013	$23.80	$15.00

On December 19, 2014 the Company declared a return of capital dividend of $.50 per share which was paid on January 7, 2015 to all shareholders of record as of December 29, 2014.

On October 21, 2013 the Company declared a capital gains dividend of $4.00 per share which was paid on November 8, 2013 to all shareholders of record as of November 1, 2013.

The Company’s policy has been to pay dividends as are necessary for it to qualify for taxation as a REIT under the Internal Revenue Code.

As of March 20, 2015, there were 327 shareholders of record of the Company’s common stock.

The following table illustrates securities authorized for issuance under the Company’s equity compensation plan, the 2011 Stock Option Plan:

	Number of securities
	to be issued upon	Weighted-average	Number of securities remaining
	exercise of	exercise price of	available for future issuance under
	outstanding options	outstanding options	equity compensation plans
Equity compensation plan approved by shareholders	17,700	$18.35	17,900
Equity compensation plan not approved by shareholders	—	—	—
Total	17,700	$18.35	17,900

The following table summarizes stock option activity during the year ended December 31, 2014:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Outstanding at January 1, 2014	22,700	$15.37
Granted	—	$—
Exercised	(5,000)	$4.80
Outstanding at December 31, 2014	17,700	$18.35

The following table summarizes stock option activity during the year ended December 31, 2013:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Outstanding at January 1, 2013	102,100	$4.99
Granted	17,700	$18.35
Exercised	(97,100)	$5.00
Outstanding at December 31, 2013	22,700	$15.37
6

The intrinsic value of options exercised during the years ended December 31, 2014 and 2013 was approximately $39,000 and $1.3 million, respectively.

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2014:

Number Outstanding	Weighted Average
and exercisable	Strike Prices
9,500	$17.84
7,500	$18.89
700	$19.50
17,700	$18.35

As of December 31, 2014 stock options outstanding and exercisable had no intrinsic value.

The following table presents information regarding the shares of our common stock we purchased during each of the twelve calendar months ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan (1)
Jan. 1 –31 2014	—	—	—	$168,900
Feb. 1 –28 2014	—	—	—	$168,900
March 1 –31 2014	—	—	—	$168,900
April 1 –30 2014	—	—	—	$168,900
May 1 –31 2014	—	—	—	$168,900
June 1 –30 2014	—	—	—	$168,900
July 1 –31 2014	—	—	—	$168,900
Aug 1 –31 2014	—	—	—	$168,900
Sept. 1 –30 2014	—	—	—	$168,900
Oct. 1 –31 2014	—	—	—	$168,900
Nov. 1 –30 2014	—	—	—	$168,900
Dec. 1 –31 2014	800	$11.72	—	$490,623

1.

We have one current program to repurchase outstanding shares of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. This program was approved by our Board of Directors and announced in November 2012 (the “2012 Program”) and expires on December 31, 2015. As previously reported, on December 19, 2014, HMG’s Board of Directors authorized to increase the purchase limit under the 2012 Program up to a limit of $500,000 (from $300,000) of HMG common stock.

As of December 31, 2014 the maximum dollar value of shares that may yet be purchased under the program is $490,623. During the year ended December 31, 2014, there were 800 shares purchased as part of this publicly announced program, as revised

Item 6. Selected Financial Data:

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

Other Investments. The Company’s other investments consist primarily of nominal equity interests in various privately-held entities, including limited partnerships whose purpose is to invest venture capital funds in growth-oriented enterprises. The Company does not have significant influence over any investee and the Company’s investment represents less than 3% of the investee’s ownership. None of these investments meet the criteria of accounting under the equity method and are carried at cost less distributions and other than temporary unrealized losses. These investments do not have available quoted market prices, so we must rely on valuations and related reports and information provided to us by those entities. These valuations are by their nature subject to estimates which could change significantly from period to period. The Company regularly reviews the underlying assets in its other investment portfolio for events, that may indicate the investment has suffered an other-than-temporary decline in value including. These events include but are not limited to bankruptcies, closures and declines in estimated fair value. When a decline is deemed other-than-temporary, we permanently reduce the cost basis component of the investments to its estimated fair value, and the loss is recorded as a component of net income from other investments. As such, any recoveries in the value of the investments will not be recognized until the investments are sold.

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

Results of Operations:

For the years ended December 31, 2014 and 2013, the Company reported net income attributable to the Company of approximately $233,000 ($.22 per share) and $15.2 million ($15.11 per basic share and $15.08 per diluted share), respectively. The decrease in net income was primarily the result of non-recurring income from discontinued operations of approximately $16.3 million (or $16.25 per share) relating to the gain on sales of the Grove Isle and Monty’s property in the first quarter of 2013.

Revenues:

Total revenues for the years ended December 31, 2014 and 2013 were approximately $77,000 and $64,000, respectively and is primarily comprised of rental revenue from corporate office.

Expenses:

Total expenses for the year ended December 31, 2014 as compared to that of 2013 decreased by approximately $337,000 (or 19%). This decrease was primarily due to decrease advisory fee expense and general and administrative expenses partially offset by increases in professional fees, as described below.

The Adviser’s base fee expense for the year ended December 31, 2014 as compared to 2013 decreased by $360,000 (or 35%) due to the reduction of the monthly base fee from $85,000 to $55,000 per month effective January 1, 2014, as previously reported.

General and administrative expenses for the year ended December 31, 2014 as compared to 2013 decreased by $53,000 (or 16%) primarily due decreased expenses relating to Courtland Houston Inc. which was dissolved effective December 31, 2013.

Professional fees and expenses increased by approximately $106,000 (or 61%) for the year ended December 31, 2014 as compared to 2013. This was primarily due to increased tax return preparation and consulting fees of approximately $54,000, and increased legal fees of approximately $52,000.

Other Income:

Net realized and unrealized gain (loss) from investments in marketable securities:

Net gain (loss) from investments in marketable securities, including marketable securities distributed by partnerships in which the Company owns minority positions, for the years ended December 31, 2014 and 2013, is as follows:

Description	2014	2013
Net realized gain (loss) from sales of marketable securities	$400,000	($119,000)
Net unrealized gain from marketable securities	259,000	263,000
Total net gain from investments in marketable securities	$659,000	$144,000

Net realized gain (loss) from sales of marketable securities consisted of approximately $523,000 of gains net of $123,000 of losses for the year ended December 31, 2014. The comparable amounts in fiscal year 2013 were approximately $176,000 of losses net of $57,000 of gains.

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

Net income from other investments is summarized below (excluding other than temporary impairment losses):

	2014	2013
Venture capital funds – diversified businesses (a)	$90,000	$115,000
Partnerships owning real estate and related investments	11,000	40,000
Investment in 49% owned affiliate (b)	19,000	94,000
Total net income from other investments	$120,000	$249,000

(a) The gains in 2014 and 2013 consist of various cash distributions from an investments owning diversified businesses which made cash distributions from the sale or refinancing of operating companies.

(b) This gain represents income from the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”). The decrease in income is due to decreased unrealized gains from marketable securities in 2014 versus 2013 and increased operating expenses of TGIF. In 2014 and 2013 TGIF declared and paid a cash dividend of which the Company’s portion of was approximately $196,000 each year. These dividends were recorded as reduction in the investment carrying value as required under the equity method of accounting for investments.

Other than temporary impairment (“OTTI”) losses from other investments

	2014	2013
Technology and related	($11,000)	($50,000)
Total other than temporary impairment loss from other investments	($11,000)	($50,000)

The OTTI loss for the year ended December 31, 2014 consists of a recognized impairment loss in an investment in a partnership that invested in technology related companies.

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

Interest, dividend and other income

Interest, dividend and other income for the year ended December 31, 2014 as compared with 2013 increased by approximately $668,000 (or 288%), primarily due to increased dividend and interest income from equity and debt marketable securities. Also included in other income is a gain of approximately $282,000 from the dissolution of South Bayshore Associates (SBA). In 2014 SBA was dissolved and the note payable to the Company of $905,000 was distributed 75% to the Company and 25% to Transco. Transco repaid its portion of the note (approximately $226,000) in June 2014 and the Company recognized this amount as other income.

Provision for (benefit from) income taxes:

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

(Reference is made to Item 1. Description of Business for discussion regarding REIT 75% asset test).

Benefit from income taxes for the year ended December 31, 2014 was approximately $8,000, consisting of refunding state income taxes.

As of December 31, 2014 the Company (excluding CII) had a tax net operating loss carryover (NOL) of approximately $30,000.

The Company’s 95%-owned subsidiary, CII, files a separate income tax return and its operations are not included in the REIT’s income tax return.

For CII, the Company follows the liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amount and the tax basis of assets and liabilities at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. As a result of timing differences associated with the carrying value of other investments, unrealized gains and losses of marketable securities, depreciable assets and the future benefit of a net operating loss, as of December 31, 2014 and 2013, the Company has recorded a net deferred tax liability of $217,000.

As of December 31, 2014, CII has an estimated NOL of approximately $1.3 million which has been fully reserved due to CII historically having tax losses.

Provision for income taxes for the year ended December 31, 2013 was approximately $2,508,000, is netted in income from discontinued operations and includes $915,000 of deferred income tax expense.

Effect of Inflation.

Inflation affects the costs of maintaining the Company’s investments.

Liquidity, Capital Expenditure Requirements and Capital Resources. The Company’s material commitments primarily consist of a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of approximately $2.1 million due on demand (see Item 13. Certain Relationships and Related Transactions and Director Independence.) and contributions committed to other investments of approximately $2.2 million due upon demand. The funds necessary to meet these obligations are expected from the proceeds from the sales of investments, distributions from investments and available cash.

A summary of the Company’s contractual cash obligations at December 31, 2014 is as follows:

	Payments Due by Period
Contractual
Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Note payable	$2,100,000	$2,100,000	—	—	—
Other investments commitments	2,200,000	2,200,000	—	—	—
Total	$4,300,000	$4,300,000	—	—	—

The timing of amounts due under commitments for other investments is determined by the managing partners of the individual investments.

Material Changes in Operating, Investing and Financing Cash Flows.

The Company’s cash flows are generated primarily from its dividends, interest and sales proceeds of marketable securities, distributions from other investments and borrowings.

For the year ended December 31, 2014, net cash used in operating activities was approximately $4.4 million, primarily consisting of the payment of accounts payable and accrued expenses relating to 2013 taxes paid on undistributed REIT capital gains of approximately $1.6 million and Adviser’s 2013 incentive fee of $2.1 million.

For the year ended December 31, 2014, net cash used in investing activities was approximately $6.6 million and consisted primarily of $15.4 million of purchases of marketable securities and $1.3 million of contributions to other investments. These uses of funds were partially offset by proceeds from sales of marketable securities of $9.0 million and distributions from other investments of $958,000.

For the year ended December 31, 2014, net cash provided by financing activities was approximately $2.9 million and consisted primarily of $3.2 million of margin borrowings partially offset by repayment of note payable to affiliate of $403,000.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable to the Company.

11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of HMG/Courtland Properties, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of HMG/Courtland Properties, Inc. (a Delaware corporation) and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of HMG/Courtland Properties, Inc. and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry Bekaert LLP
Coral Gables, Florida
March 31, 2015

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2014 AND 2013

	December 31,	December 31,
	2014	2013
ASSETS
Investment properties, net of accumulated depreciation:
Office building and other commercial property	$793,749	$809,905
Total investment properties, net	793,749	809,905

Cash and cash equivalents	9,451,152	17,655,568
Investments in marketable securities	11,790,037	4,722,597
Other investments	3,793,420	3,304,336
Investment in affiliate	2,232,972	2,445,891
Loans, notes and other receivables	1,400,877	1,408,150
Investment in real estate partnership	281,663	—
Other assets	53,356	32,773
TOTAL ASSETS	$29,797,226	$30,379,220

LIABILITIES
Note payable to affiliate	$2,100,000	$2,502,891
Margin payable	3,253,065	—
Dividends payable	526,963	—
Accounts payable, accrued expenses and other liabilities	210,691	202,552
Amounts due to the Adviser	54,111	2,095,701
Current income tax payable	—	1,592,716
Deferred income tax payable	217,000	217,000

TOTAL LIABILITIES	6,361,830	6,610,860

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Excess common stock, $1 par value; 100,000 shares authorized: no shares issued	—	—
Common stock, $1 par value; 1,200,000 shares authorized and 1,053,926 and 1,048,926 issued and outstanding as of December 31, 2014 and 2013, respectively	1,053,926	1,048,926
Additional paid-in capital	24,249,844	24,230,844
Less: Treasury shares at cost (800 shares as of December 31, 2014)	(9,377)	—
Undistributed gains from sales of properties, net of losses	53,227,696	53,754,659
Undistributed losses from operations	(55,315,000)	(55,547,873)
Total stockholders’ equity	23,207,089	23,486,556
Non controlling interest	228,307	281,804
TOTAL STOCKHOLDERS’ EQUITY	23,435,396	23,768,360
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,797,226	$30,379,220

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
REVENUES
Real estate rentals and related revenue	$76,754	$64,142
Total revenues	76,754	64,142

EXPENSES
Operating expenses:
Rental and other properties	96,039	73,983
Adviser’s base fee	660,000	1,020,000
General and administrative	271,326	324,852
Professional fees and expenses	279,719	173,439
Directors’ fees and expenses	100,349	108,620
Depreciation expense	19,435	16,156
Interest expense	91,198	88,427
Total expenses	1,518,065	1,805,477

Loss before other income and income taxes	(1,441,312)	(1,741,335)

Net realized and unrealized gains from investments in marketable securities	659,276	144,219
Net income from other investments	120,589	248,709
Other than temporary impairment losses from other investments	(11,092)	(50,000)
Interest, dividend and other income	899,483	231,864
Total other income	1,668,256	574,792

Income (loss) before income taxes	226,944	(1,166,543)

Benefit from income taxes	(8,190)	—
Loss from continuing operations	235,134	(1,166,543)
Income from discontinued operations, net of tax and incentive fee	—	16,439,449
Net income	235,134	15,272,906

Noncontrolling interest in continuing operations	(2,261)	(3,713)
Noncontrolling interest in discontinued operations	—	(93,206)
Net income attributable to the noncontrolling interest	(2,261)	(96,919)
Net income attributable to the Company	$232,873	$15,175,987

Amounts attributable to the Company
Continuing operations	232,873	(1,170,256)
Discontinued operations	—	16,346,243
Net income attributable to the Company	$232,873	$15,175,987

Weighted average common shares outstanding-basic	1,049,428	1,004,599
Weighted average common shares outstanding-diluted	1,049,428	1,006,067
Net income (loss) per common share:
Continuing operations-basic	$.22	$(1.16)
Continuing operations-diluted	$.22	$(1.16)
Discontinued operations-basic	$—	$16.27
Discontinued operations-diluted	$—	$16.25
Basic income per share	$.22	$15.11
Diluted income per share	$.22	$15.08
Other comprehensive income:
Unrealized gain on interest rate swap agreement	$—	$982,500
Total other comprehensive income	—	982,500

Comprehensive income	$232,873	$16,158,487

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

				Undistributed		Accumulated
				Gains from Sales	Undistributed	Other			Total
	Common Stock		Additional	of Properties	Losses from	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Paid-In Capital	Net of Losses	Operations	Loss	Shares	Cost	Equity

Balance as of January 1, 2013	969,526	$969,526	$24,129,031	$41,572,120	($54,377,617)	($982,500)	—	—	$11,310,560

Net income				16,346,243	(1,170,256)				15,175,987

Dividend paid - $4.00 per share				(4,163,704)					(4,163,704)

Reversal of unrealized loss on interest rate swap contract						982,500			982,500

Non-employee stock option compensation			20,498						20,498

Stock options exercised	97,100	97,100	388,420						485,520

Treasury stock from stock option reloads							17,700	(324,805)	(324,805)

Treasury stock retired	(17,700)	(17,700)	(307,105)				(17,700)	324,805	—

Balance as of December 31, 2013	1,048,926	1,048,926	24,230,844	53,754,659	(55,547,873)	—	—	—	23,486,556

Net income					232,873				232,873

Dividend payable - $.50 per share				(526,963)					(526,963)

Stock options exercised	5,000	5,000	19,000						24,000

Purchase of treasury stock							800	(9,377)	(9,377)

Balance as of December 31, 2014	1,053,926	$1,053,926	$24,249,844	$53,227,696	($55,315,000)	$—	800	($9,377)	$23,207,089

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the Company	$232,873	$15,175,987
Adjustments to reconcile net income attributable to the Company to net cash used in operating activities:
Depreciation expense	19,435	16,156
Non-employee stock compensation	—	20,498
Net income from other investments, excluding impairment losses	(120,589)	(248,709)
Other than temporary impairment loss from other investments	11,092	50,000
Gain from sale of discontinued operations	—	(16,346,243)
Gain from dissolution of joint venture	(226,157)	—
Net gain from investments in marketable securities	(659,276)	(144,219)
Net gain attributable to non controlling interest	2,261	3,713
Changes in assets and liabilities:
Other assets and other receivables	(13,311)	(205,746)
Accounts payable, accrued expenses and other liabilities	(3,699,205)	156,003
Total adjustments	(4,685,750)	(16,698,547)
Net cash used in operating activities	(4,452,877)	(1,522,560)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of real estate and discontinued operations	278,720	23,030,262
Purchases and improvements of properties	(274,691)	—
Investment in real estate partnership	(281,663)	—
Proceeds from collections of notes and advances from related parties	226,157	696,909
Additions in mortgage loans and notes receivable	(138,000)	—
Proceeds from collections of mortgage loans and notes receivables	138,000	75,000
Distributions from other investments	958,086	516,764
Contributions to other investments	(1,347,067)	(135,750)
Net proceeds from sales and redemptions of securities	8,997,601	1,305,944
Increased investments in marketable securities	(15,405,765)	(3,703,313)
Distribution from affiliate	232,286	196,016
Net cash (used in) provided by investing activities	(6,616,336)	21,981,832

CASH FLOWS FROM FINANCING ACTIVITIES:
Margin borrowings	3,253,065	—
Dividend paid	—	(4,163,704)
Repayment of note payable to affiliate	(402,891)	(311,488)
Proceeds from stock options exercised	24,000	160,715
Purchase of treasury stock	(9,377)	—
Net cash provided by (used in) financing activities	2,864,797	(4,314,477)

Net (decrease) increase in cash and cash equivalents	(8,204,416)	16,144,795

Cash and cash equivalents at beginning of the year	17,655,568	1,510,773

Cash and cash equivalents at end of the year	$9,451,152	$17,655,568

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$91,000	$88,000
Cash paid during the year for income taxes	$1,593,000	$—

Non-cash Investing Activities:
Note receivable received for sales of discontinued operations	$—	$1,000,000

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 and 2013

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

HMG Orlando, LLC (“HMGO”). This wholly owned limited liability company was formed in August 2014. In September 2014 HMGO acquired a one-third equity membership interest in JY-TV Associates, LLC a Florida limited liability company (“JY-TV”) and entered into the Amended and Restated Operating Agreement of JY-TV (the “Agreement”). JY-TV was formed in 2014 for the sole purpose of purchasing and constructing up to two hundred fifty (250) unit rental apartments on approximately 9.5 acres in Orlando, Florida. The other two initial members of JY-TV are not related to the Company.

260 River Corp (“260”). This wholly owned corporation of the Company owns an approximate 70% interest in a vacant commercially zoned building located on 5.4 acres in Montpelier, Vermont. Development of this property is being considered.

HMG Bayshore, LLC (“HMGBS”). This is a wholly owned Florida limited liability company.

Baleen Associates, Inc. (“Baleen”). This corporation is wholly owned by CII and its sole asset is a 50% interest in a partnership which operates an executive suite rental business in Coconut Grove, Florida.

South Bayshore Associates (“SBA”). This was a 75% company owned joint venture with the Company’s 45% shareholder, Transco Realty Trust (“TRT”). In 2013 TRT paid off its $300,000 note due to SBA. In 2014 SBA was dissolved and the note payable to the Company of $905,000 was distributed 75% to the Company and 25% to Transco. Transco repaid its portion of the note (approximately $226,000) in June 2014 and the Company recognized this amount as other income.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2014 and 2013. The Company’s federal income tax returns since 2011 are subject to examination by the Internal Revenue Service, generally for a period of three years after the returns were filed.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the consolidated financial statements as selling, general and administrative expense.

Depreciation. Depreciation of the corporate offices properties held for investment is computed using the straight-line method over its estimated useful life of 39.5 years. Depreciation expense for the corporate offices for each of the years ended December 31, 2014 and 2013 was approximately $19,000 and $16,000, respectively.

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

The carrying value of financial instruments including other receivables, notes and advances due from related parties, accounts payable and accrued expenses and mortgages and notes payable approximate their fair values at December 31, 2014 and 2013, due to their relatively short terms or variable interest rates.

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

Marketable securities from time to time are pledged as collateral pursuant to broker margin requirements. At December 31, 2014 the Company had approximately $3,253,000 of margin balances outstanding. There were no margin balances outstanding as of December 31, 2013.

Notes and other receivables. Management periodically performs a review of amounts due on its notes and other receivable balances to determine if they are impaired based on factors affecting the collectability of those balances. Management’s estimates of collectability of these receivables requires management to exercise significant judgment about the timing, frequency and severity of collection losses, if any, and the underlying value of collateral, which may affect recoverability of such receivables. As of December 31, 2014 and 2013, the Company had no allowances for bad debt.

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

Comprehensive Income. The Company reports comprehensive income in its consolidated statements of comprehensive income. Comprehensive income is the change in equity from transactions and other events from nonowner sources. Comprehensive income includes net income (loss) and other comprehensive income (loss). For the year ended December 31, 2014 there was no other comprehensive income. For the year ended December 31, 2013 other comprehensive income consisted of reversal of unrealized loss from interest rate swap contract (relating to discontinued operations) of $982,500.

Income (loss) per common share. Net income (loss) per common share (basic and diluted) is based on the net income (loss) divided by the weighted average number of common shares outstanding during each year. Diluted net loss per share includes the dilutive effect of options to acquire common stock. Common shares outstanding include issued shares less shares held in treasury. There were 17,700 and 22,700 stock options outstanding as of December 31, 2014 and 2013, respectively. The 2014 options were not included in the diluted earnings per share computation as their effect would have been anti-dilutive. The 2013 options were included in the diluted earnings per share computation as their effect was dilutive.

Gain on sales of properties. Gain on sales of properties is recognized when the minimum investment requirements have been met by the purchaser and title passes to the purchaser.

There were no sales of property in 2014.

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

Treasury bills, from time to time, are pledged as collateral pursuant to broker margin requirements. At December 31, 2014 the Company had $3 million of margin balances outstanding relating to the purchase of treasury bills. There were no margin balances outstanding as of December 31, 2013.

Concentration of Credit Risk. Financial instruments that potentially subject the Company to concentration of credit risk are cash and cash equivalent deposits in excess of federally insured limits, marketable securities, other receivables and notes and mortgages receivable. From time to time the Company may have bank deposits in excess of federally insured limits. The Company evaluates these excess deposits and transfers amounts to brokerage accounts and other banks to mitigate this exposure. As of December 31, 2014 and 2013, respectively, we had approximately $485,000 and $560,000 of deposits in excess of federally insured limits.

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

Non controlling Interest. Non controlling interest represents the noncontrolling or minority partners’ proportionate share of the equity of the Company’s majority owned subsidiaries. A summary for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013
Non controlling interest balance at beginning of year	$282,000	$2,917,000
Non controlling partners’ interest in operating gains of consolidated subsidiaries	2,000	4,000
Non controlling partners’ balance written off upon dissolution	(56,000)	—
Non controlling partners’ interest in gains of discontinued operations of consolidated subsidiaries	—	93,000
Non controlling partners’ interest in sales of real estate	—	(1,750,000)
Reclassification of unrealized loss on interest rate swap agreement	—	(982,000)

Non controlling interest balance at end of year	$228,000	$282,000
20

Revenue recognition. CII is the lessor of the Company’s principal executive offices and the Adviser corporate offices. This lease agreement is classified as an operating lease and accordingly all rental revenue is recognized as earned based upon total fixed cash flow over the initial term of the lease, using the straight line method. The lease agreement originally dated December 1, 1999 and was due to expire on December 1, 2014. In December the lease was renewed for a one year lease term expiring on December 1, 2015, with two one year extensions permitted. The lease provides for base rent of $48,000 per year payable in equal monthly installments during the term of the lease. The Adviser, as tenant, pays utilities, certain maintenance and security expenses relating to the leased premises.

Impairment of long-lived assets. The Company periodically reviews the carrying value of its properties and long-lived assets in relation to historical results, current business conditions and trends to identify potential situations in which the carrying value of assets may not be recoverable. If such reviews indicate that the carrying value of such assets may not be recoverable, the Company would estimate the undiscounted sum of the expected future cash flows of such assets or analyze the fair value of the asset, to determine if such sum or fair value is less than the carrying value of such assets to ascertain if a permanent impairment exists. If a permanent impairment exists, the Company would determine the fair value by using quoted market prices, if available, for such assets, or if quoted market prices are not available, the Company would discount the expected future cash flows of such assets and would adjust the carrying value of the asset to fair value. There were no impairment of long-lived assets in 2014 and 2013.

Share-based compensation.

The Company accounts for share-based compensation in accordance with ASC Topic 718 “Share-Based Payments”. The Company has used the Black-Scholes option pricing model to estimate the fair value of stock options on the dates of grant.

Recent accounting pronouncements.

In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires the unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset. When a deferred tax asset is not available, or the asset is not intended to be used for this purpose, an entity should present the unrecognized tax benefit in the financial statements as a liability. The guidance became effective for us at the beginning of our second quarter of fiscal 2014. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

In January 2013, the FASB issued guidance clarifying the scope of disclosure requirements for offsetting assets and liabilities. The amended guidance limits the scope of balance sheet offsetting disclosures to derivatives, repurchase agreements, and securities lending transactions to the extent that they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement. The guidance became effective for us at the beginning of our first quarter of fiscal 2014. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standard Update ASU2014-15 Disclosure of Uncertainties about an entity’s Ability to Continue as a Going Concern. This ASU amends ASC205-40. ASC205-40 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related note disclosures. With the amendments made by ASU 2014-15, financial statement disclosures will be required when there is substantial doubt about an entity’s ability to continue as a going concern or when substantial doubt is alleviated as a result of considerations of management’s plans. The new standard provides management with principles for evaluating whether there is substantial doubt by: providing a definition of substantial doubt, requiring an evaluation every reporting period (including interim periods), providing principles for considering the mitigating effect of management’s plans, requiring certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans,requiring an express statement and other disclosures when substantial doubt is not alleviated, and requiring an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

2. INVESTMENT PROPERTIES

The components of the Company’s investment properties and the related accumulated depreciation information follow:

	December 31, 2014
		Accumulated
	Cost	Depreciation	Net
Office building and other commercial property:
Corporate Office - (Coconut Grove, FL) – Building	$652,198	$295,138	$357,060
Corporate Office – (Coconut Grove, FL) – Land	325,000	—	325,000
Other (Montpelier, Vermont) – Building	52,000	52,000	—
Other (Montpelier, Vermont) - Land and improvements (5.4 acres)	111,689	—	111,689
	$1,140,887	$347,138	$793,749

	December 31, 2013
		Accumulated
	Cost	Depreciation	Net
Office building and other commercial property:
Corporate Office - (Coconut Grove, FL) – Building	$652,198	$278,982	$373,216
Corporate Office – (Coconut Grove, FL) – Land	325,000	—	325,000
Other (Montpelier, Vermont) – Building	52,000	52,000	—
Other (Montpelier, Vermont) - Land and improvements (5.4 acres)	111,689	—	111,689
Totals	$1,140,887	$330,982	$809,905
22

3. INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities consist primarily of large capital corporate equity and debt securities in varying industries or issued by government agencies with readily determinable fair values (see table below). In April 2014, the Company purchased approximately $3.5 million of preferred equity of large capital real estate investment trusts (REITS); consisting of approximately 20 preferred stock positions with no one position exceeding $400,000 in value as of December 31, 2014. In March 2014, the Company purchased approximately $3.5 million of marketable securities consisting of approximately 50 common stock positions in large capital REITS. No one stock position of this purchase exceeds $400,000 in value as of December 31, 2014.

These securities are stated at market value, as determined by the most recently traded price of each security at the balance sheet date. Consistent with the Company’s overall current investment objectives and activities its entire marketable securities portfolio is classified as trading. Accordingly all unrealized gains and losses on this portfolio are recorded in income. For the years ended December 31, 2014 and 2013, net unrealized gains on trading securities were approximately $259,000 and $263,000, respectively.

	December 31, 2014			December 31, 2013
Description	Cost Basis	Fair Value	Unrealized Gain (loss)	Cost Basis	Fair Value	Unrealized Gain (loss)
Real Estate Investment Trusts	$7,491,000	$7,791,000	$300,000	$345,000	$351,000	$6,000

Mutual Funds, ETF & other	1,468,000	1,543,000	75,000	2,030,000	2,144,000	114,000

Other Equity Securities	1,191,000	1,358,000	167,000	962,000	1,163,000	201,000
Total Equity Securities	10,150,000	10,692,000	542,000	3,337,000	3,658,000	321,000
Debt Securities	1,107,000	1,098,000	(9,000)	1,088,000	1,065,000	(23,000)
Total	$11,257,000	$11,790,000	$533,000	$4,425,000	$4,723,000	$298,000

As of December 31, 2014, debt securities are scheduled to mature as follows:

	Cost	Fair Value
2015 – 2019	$51,000	$52,000
2020 – 2024	262,000	247,000
2025 – thereafter	794,000	799,000
	$1,107,000	$1,098,000

Net gain from investments in marketable securities for the years ended December 31, 2014 and 2013 is summarized below:

Description	2014	2013
Net realized gain (loss) from sales of marketable securities	$400,000	($119,000)
Net unrealized gain from marketable securities	259,000	263,000
Total net gain from investments in marketable securities	$659,000	$144,000

Net realized gain from sales of marketable securities consisted of approximately $523,000 of gains net of $123,000 of losses for the year ended December 31, 2014. The comparable amounts in fiscal year 2013 were losses of approximately $176,000 and gains of $57,000.

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

The Company’s portfolio of other investments consists of approximately 35 individual investments primarily in limited partnerships with varying investment objectives and focus. Management has categorized these investments by investment focus: technology and communications, diversified businesses, real estate related and other.

As of December 31, 2014 and 2013, other investments had an aggregate carrying value of $3.8 million and $3.3 million, respectively. As of December 31, 2014 the Company has committed to fund approximately an additional $2.2 million as required by agreements with the investees. The carrying value of these investments is equal to contributions less distributions and other than temporary loss valuation adjustments. During the years ended December 31, 2014 and 2013 the Company made contributions of approximately $1.3 million and $136,000, respectively, and received distributions from these investments of $958,000 and $516,000, respectively.

The Company’s other investments are summarized below.

	Carrying values as of December 31,
Investment Focus	2014	2013

Venture capital funds – technology and communications	$288,000	$473,000

Venture capital funds – diversified businesses	1,200,000	1,098,000

Real estate and related	1,680,000	1,409,000

Other	625,000	325,000

Totals	$3,793,000	$3,304,000

The Company regularly reviews the underlying assets in its investment portfolio for events, including but not limited to bankruptcies, closures and declines in estimated fair value, that may indicate the investment has suffered other-than-temporary decline in value. When a decline is deemed other-than-temporary, an investment loss is recognized.

Net income from other investments is summarized below (excluding other than temporary impairment loss):

	2014	2013
Income from investment in 49% owned affiliate (a)	$19,000	$94,000
Real estate and related (b)	11,000	40,000
Venture capital funds – diversified businesses (c)	90,000	104,000
Other	—	10,000
Total net income from other investments	$120,000	$248,000

(a)          This gain represents income from the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”). The decrease in income is due to increased operating expenses of TGIF and reduced investment income. In 2014 and 2013 TGIF declared and paid a cash dividend, the Company’s portion of which was approximately $196,000 each year. These dividends were recorded as reduction in the investment carrying value as required under the equity method of accounting for investments.

(b)          The gain in 2014 and 2013 consists primarily of cash distributions from an investment in real estate partnership which distributed proceeds from sales of its real estate.

(c)          The gain in 2014 and 2013 consists of cash distributions from various investments in partnerships owning diversified businesses which made cash distributions from the sale or refinancing of operating companies and/or distributions from operating activities.

Other than temporary impairment losses from other investments

For the years ended December 31, 2014 and 2013, approximately $11,000 and $50,000, respectively, of valuation losses from other than temporary impairment losses from other investments were recorded. In 2014 this consisted of valuation loss of $11,000 from an investment in a limited partnership which invests in technology related entities and made a liquidating distribution in 2014. In 2013 this consisted of valuation loss of $50,000 from an investment in a limited partnership which invests in technology related entities.

	2014	2013
Technology and related	($11,000)	($50,000)
Total other than temporary impairment loss from other investments	($11,000)	($50,000)

Net gain or loss from other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s net earnings. However, the amount of investment gain or loss from other investments for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2014 and 2013, aggregated by investment category and the length of time that investments have been in a continuous loss position:

	As of December 31, 2014
	Less than 12 Months		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	—	—	$5,000	$(11,000)	$5,000	$(11,000)
Partnerships owning diversified businesses investments	190,000	(10,000)	—	—	190,000	(10,000)
Partnerships owning real estate and related investments	45,000	(30,000)	—	—	45,000	(30,000)
Other (private banks, etc.)	242,000	(8,000)			242,000	(8,000)
Total	$477,000	$(48,000)	$5,000	$(11,000)	$482,000	$(59,000)

	As of December 31, 2013
	Less than 12 Months		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	—	—	$346,000	$(76,000)	$346,000	$(76,000)
Partnerships owning real estate and related investments	—	—	246,000	(11,000)	246,000	(11,000)
Total	—	—	$592,000	$(87,000)	$592,000	$(87,000)

5. FAIR VALUE INSTRUMENTS

In accordance with ASC Topic 820, the Company measures cash and cash equivalents, marketable debt and equity securities at fair value on a recurring basis. Other investments are measured at fair value on a nonrecurring basis.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis during the years ended December 31, 2014 and 2013, using quoted prices in active markets for identical assets (Level 1) and significant other observable inputs (Level 2). For the year ended December 31, 2014 and 2013, there were no major assets or liabilities measured at fair value on a recurring basis which uses significant unobservable inputs (Level 3):

	Fair value measurement at reporting date using
Description	Total December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Time deposits	$55,000	—	$55,000	—
Money market mutual funds	1,206,000	$1,206,000	—	—
U.S. T-bills	7,200,000	$7,200,000	—	—
Marketable securities:
Corporate debt securities	1,098,000	—	1,098,000	—
Marketable equity securities	10,692,000	10,692,000	—	—
Total assets	$20,251,000	$19,098,000	$1,153,000	$—

	Fair value measurement at reporting date using
Description	Total December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Time deposits	$55,000	—	$55,000	—
Money market mutual funds	1,257,000	$1,257,000	—	—
U.S. T-bills	15,305,000	$15,305,000	—
Marketable securities:
Corporate debt securities	1,065,000	—	1,065,000	—
Marketable equity securities	3,658,000	3,658,000	—	—
Total assets	$21,340,000	$20,220,000	$1,120,000	$—

Carrying amount is the estimated fair value for corporate debt securities and time deposits based on a market-based approach using observable (Level 2) inputs such as prices of similar assets in active markets.

The following are the major categories of assets and liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2014 and 2013. This category includes other investments which are measured using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

	Fair value measurement at reporting date using				Total
	Total	Quoted Prices in Active	Significant Other	Significant	losses for
	December 31,	Markets for Identical Assets	Observable Inputs	Unobservable Inputs	year ended
Description	2014	(Level 1)	(Level 2) (a)	(Level 3) (b)	12/31/2014
Assets:
Other investments by investment focus:
Technology & Communication	$288,000	$—	$288,000	$—	$11,000
Diversified businesses	1,200,000	—	1,200,000	—	—
Real estate and related	1,680,000	—	737,000	943,000	—
Other	625,000	—	—	625,000	—
Total assets	$3,793,000	$—	$2,225,000	$1,568,000	$11,000

	Fair value measurement at reporting date using				Total
	Total	Quoted Prices in Active	Significant Other	Significant	losses for
	December 31,	Markets for Identical Assets	Observable Inputs	Unobservable Inputs	year ended
Description	2013	(Level 1)	(Level 2) (a)	(Level 3) (b)	12/31/2013
Assets:
Other investments by investment focus:
Technology & Communication	$472,000	$—	$472,000	$—	$50,000
Diversified businesses	1,098,000	—	1,098,000	—	—
Real estate and related	1,409,000	—	462,000	947,000	—
Other	325,000	—	—	325,000	—
Total assets	$3,304,000	$—	$2,032,000	$1,272,000	$50,000

(a)	Other investments measured at fair value on a non recurring basis include investments in certain entities that calculate net asset value per share (or its equivalent such as member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed, “NAV”). This class primarily consists of private equity funds that have varying investment focus. These investments can never be redeemed with the funds. Instead, the nature of the investments in this class is that distributions are received through the liquidation of the underlying assets of the fund. If these investments were held it is estimated that the underlying assets of the fund would be liquidated over 5 to 10 years. As of December 31, 2014, it is probable that all of the investments in this class will be sold at an amount different from the NAV of the Company’s ownership interest in partners’ capital. Therefore, the fair values of the investments in this class have been estimated using recent observable information such as audited financial statements and/or statements of partners’ capital obtained directly from investees on a quarterly or other regular basis. During the year ended December 31, 2014, the Company received distributions of approximately $852,000 from this type of investment primarily from investments in diversified businesses and real estate. During the year ended December 31, 2014 the Company made contributions totaling $947,000 in this type of investment primarily in investments in diversified businesses and real estate. As of December 31, 2014, the amount of the Company’s unfunded commitments related to the aforementioned investments is approximately $2.2 million.
(b)	Other investments above which are measured on a nonrecurring basis using Level 3 unobservable inputs consist of investments primarily in commercial real estate in Florida through private partnerships and two investments in the stock of private banks in Florida and Texas. The Company does not know when it will have the ability to redeem the investments and has categorized them as a Level 3 fair value measurement. The Level 3 real estate and related investments of approximately $943,000 include one investment in a commercial building located near the Company’s offices purchased in 2005 with a carrying value as of December 31, 2014 of $724,000. These investments are measured using primarily inputs provided by the managing member of the partnerships with whom the Company has done similar transactions in the past and is well known to management. The fair values of these real estate investments have been estimated using the net asset value of the Company’s ownership interest in partners’ capital. The other Level 3 investments include investments in private bank stocks and a reinsurance company. The fair values of these other Level 3 investments have been estimated using the cost method less distributions received and other than temporary impairments. This investment is valued using inputs provided by the management of the investee.
26

The following table includes a roll-forward of the investments classified within level 3 of the fair value hierarchy for the year ended December 31, 2014:

Level 3 Investments:
Balance at January 1, 2014	$1,272,000
Investment in private community bank	400,000
Distributions from Level 3 investments, net of gains	(104,000)
Transfers from Level 2	—
Balance at December 31, 2014	$1,568,000

6. INVESTMENT IN AFFILIATE

Investment in affiliate consists of CII’s 49% equity interest in T.G. I.F. Texas, Inc. (“T.G.I.F.”). T.G.I.F. is a Texas Corporation which holds promissory notes receivable from its shareholders, including CII and Maurice Wiener, the Chairman of the Company and T.G.I.F. Reference is made to Note 9 for discussion on notes payable by CII to T.G.I.F. This investment is recorded under the equity method of accounting. For the years ended December 31, 2014 and 2013, income from investment in affiliate amounted to approximately $19,000 and $94,000, respectively and is included in net income from other investments in the consolidated statements of comprehensive income. In December 2014 and 2013 T.G.I.F. declared and paid a cash dividend of $.07 per share. CII’s dividend amount received was approximately $196,000 each year. This dividend is recorded as a reduction in the carrying amount of CII investment in T.G.I.F. as required under the equity method of accounting.

7. LOANS, NOTES AND OTHER RECEIVABLES

	As of December 31,
Description	2014	2013
Promissory note and accrued interest due from purchaser of Grove Isle (a)	$1,034,000	$1,034,000
Promissory note and accrued interest due from individual (b)	205,000	214,000
Other	162,000	160,000
Total loans, notes and other receivables	$1,401,000	$1,408,000

(a)	In February 2013, the Company sold its interest in Grove Isle and related entities and received a $1 million promissory note from the purchaser as part of the purchase proceeds. This note bears interest of 4% per annum and will mature upon the earlier of ten years (February 25, 2023) or when any expansion or development occurs at Grove Isle (as defined in the purchase agreement). All interest due on this loan has been collected.
(b)	In December 2007 the Company loaned $400,000 to a local real estate developer who is well known to the Company and which loan is secured by numerous real estate interests. In 2010 $197,000 of principal payments were received. As of December 31, 2014 and 2013 the principal outstanding on this loan was $203,000. In February 2014, the loan was modified and the maturity date was extended to February 1, 2015. In 2015, the loan was further modified with the maturity date extended to June 30, 2015 and the interest rate reduced from 9% to 8% per annum. All interest due on the loan has been collected.

8. INVESTMENT IN REAL ESTATE PARTNERSHIP

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

As of December 31, 2014 the Company has funded $250,000 towards this commitment, and has funded another $1.185 million to date in 2015. In February 2015 JY-TV completed the purchased the 9.5 acres for approximately $3.4 million. JY-TV is in the process of obtaining construction financing of approximately $27 million and construction is expected to commence in 2015. This investment is accounted for under the equity method.

9. NOTES AND ADVANCES DUE FROM AND TRANSACTIONS WITH RELATED PARTIES

The Company has an agreement (the “Agreement”) with HMGA, Inc. (the “Adviser”) for its services as investment adviser and administrator of the Company’s affairs. All officers of the Company who are officers of the Adviser are compensated solely by the Adviser for their services.

The Adviser is majority owned by Mr. Wiener, the Company’s Chairman, CEO and President. The officers and directors of the Adviser are as follows: Maurice Wiener, Chairman of the Board, President and Chief Executive Officer; and Carlos Camarotti, Vice President - Finance and Assistant Secretary.

Under the terms of the Agreement, the Adviser serves as the Company’s investment adviser and, under the supervision of the directors of the Company, administers the day-to-day operations of the Company. All officers of the Company, who are officers of the Adviser, are compensated solely by the Adviser for their services. The Agreement is renewable annually upon the approval of a majority of the directors of the Company who are not affiliated with the Adviser and a majority of the Company’s shareholders. The contract may be terminated at any time on 120 days written notice by the Adviser or upon 60 days written notice by a majority of the unaffiliated directors of the Company or the holders of a majority of the Company’s outstanding shares.

In September 2014, the shareholders approved the renewal of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2015 and expiring December 31, 2015, under the same terms as in 2014.

For the years ended December 31, 2014 and 2013, the Company incurred Adviser fees of approximately $714,000 and $3,116,000, respectively, of which $660,000 and $1,020,000 represented regular compensation for 2014 and 2013, respectively. In 2014 and 2013 Advisor fees include $54,000 and $2,096,000 in incentive fee compensation, respectively.

The Adviser leases its executive offices from CII pursuant to a lease agreement. This lease agreement calls for base rent of $48,000 per year payable in equal monthly installments. Additionally, the Adviser is responsible for all utilities, certain maintenance, and security expenses relating to the leased premises. In 2014, the lease term was extended one year, expiring in November 2015, with two one-year extensions options available.

In 2014, South Bayshore Associates (“SBA”), a 75% owned joint venture was dissolved and the note payable to the Company of $905,000 was distributed 75% to the Company (previously eliminated in consolidation) and 25% to Transco (a 45% shareholder of the Company and SBA’s other venture partner). Transco repaid its portion of the note (approximately $226,000) in June 2014 and the Company recognized this amount as other income.

Mr. Wiener is an 19% shareholder and the chairman and director of T.G.I.F. Texas, Inc., a 49% owned affiliate of CII. As of December 31, 2014 and 2013, T.G.I.F. had amounts due from CII in the amount of approximately $2,100,000 and $2,503,000, respectively. These amounts are due on demand and bear interest at the prime rate (3.25% at December 31, 2014). All interest due has been paid.

As of December 31, 2014, and 2013 T.G.I.F. owns 10,000 shares of the Company’s common stock it purchased at market value in 1996.

As of December 31, 2014 and 2013, T.G.I.F. had amounts due from Mr. Wiener in the amount of approximately $707,000. These amounts bear interest at the prime rate and principal and interest are due on demand. All interest due has been paid.

Mr. Wiener received consulting and director’s fees from T.G.I.F totaling approximately $23,000 for each of the years ended December 31, 2014 and 2013.

10. INCOME TAXES

One of the qualifications the Company must satisfy in order to be considered a REIT is the asset tests relating to the nature and diversification of its assets determined in accordance with generally accepted accounting principles. The asset tests must be satisfied within 30 days after the close of each quarter of the REIT’s taxable year. The key asset test requires that at least 75% of the value of the REIT’s total assets must be represented by real estate assets, cash, cash items (including receivables arising in the ordinary course of operation), government securities and qualified temporary investments. During the fourth quarter of 2014 the Company discovered that it fell short of meeting the 75% asset test.  However, a REIT is deemed to have satisfied the asset test, if management has taken steps outlined under  the safe harbor provisions of section 856(c)(7) of the Internal Revenue Code to correct the failure within the time period provided under the safe harbor rules. Under such rules the REIT must 1) pay a tax equal to the 35% maximum corporate rate on the income from the assets that caused the failure or $50,000 (the excise tax), whichever is greater, 2) disclose the discrepancy and corrections on a disclosure schedule in its 2014 tax return, and 3) dispose of any asset that caused the REIT to fail the test within six months after the last day of the quarter in which the discrepancy was discovered or otherwise meet the test within the same six month time period. In addition, management must have reasonable cause for not satisfying the test. Management is taking these steps and intends to include the disclosure statement in the tax return for the REIT, which will be filed by September 15, 2015. In addition, the $50,000 excise tax has been accrued as of December 31, 2014 and paid to the IRS as of March 15, 2015. Management believes it has reasonable cause for failing the test, and expects to meet the 75% asset test as of June 30, 2015. As such, the Company fully anticipates that it will still qualify as a REIT for 2014 and beyond and thus will not be subject to federal income taxation.

The Company (excluding CII) as a qualifying real estate investment trust distributes its taxable ordinary income to stockholders in conformity with requirements of the Internal Revenue Code and is not required to report deferred items due to its ability to distribute all taxable income. In addition, net operating losses can be carried forward to reduce future taxable income but cannot be carried back. Distributed capital gains on sales of real estate as they relate to REIT activities are not subject to taxes; however, undistributed capital gains may be subject to corporate tax.

As previously reported, in January 2015, the Company paid a cash dividend of approximately $527,000 (or $.50 per share) to shareholders of record as of December 29, 2014. This dividend was a return of capital to shareholders.

As previously reported, in November 2013, the Company paid a cash dividend of $4.2 million (or $4.00 per share) to shareholders of record as of November 1, 2013. This dividend reduced 2013 REIT taxable income and was a distribution of REIT tax capital gains primarily from gain on sales of real estate interests in 2013. The Company’s undistributed tax capital gains for the year ended December 31, 2013 were approximately $3.8 million (or $3.67 per share), after giving effect for the utilization of $5.1 net operating loss carryover. The Company (REIT only, excluding CII) had federal and state tax liability of $1.35 million and $250,000, respectively as of December 31, 2013. The $1.6 million federal and state liability was netted in gain from sale of discontinued operations.

The Company’s 95%-owned subsidiary, CII, files a separate income tax return and its operations are not included in the REIT’s income tax return.

The Company accounts for income taxes in accordance with ASC Topic 740, “Accounting for Income Taxes”. ASC Topic 740 requires a Company to use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes only pertain to CII. As of December 31, 2014 the Company has recorded a net deferred tax liability of $217,000 as a result of timing differences associated with the carrying value of the investment in affiliate (TGIF) and other investments. CII’s NOL carryover to 2014 is estimated at $1.3 million expiring in 2033 and has been fully reserved due to CII historically having tax losses.

The components of income before income taxes and the effect of adjustments to tax computed at the federal statutory rate for the years ended December 31, 2014 and 2013 were as follows:

	2014	2013
Income before income taxes	$225,000	$17,684,000
Computed tax at federal statutory rate of 34%	$76,000	$6,012,000
State taxes at 5.5%	12,000	973,000
REIT capital gains dividend paid	—	(1,645,000)
Utilization of net operating loss carryover	(17,000)	(2,408,000)
REIT related adjustments	218,000	(407,000)
Unrealized gain from marketable securities for book not tax	(298,000)	(26,000)
Other items, net	1,000	9,000
Tax (benefit from) provision for income taxes	$(8,000)	$2,508,000

The REIT related adjustments represent the difference between estimated taxes on undistributed income and/or capital gains and book taxes computed on the REIT’s income before income taxes.

The benefit from income taxes in the consolidated statements of comprehensive income consists of the following:

Year ended December 31,	2014	2013
Current:
Federal	$—	$1,347,000
State	(8,000)	246,000
	(8,000)	1,593,000
Deferred:
Federal	$22,000	$905,000
State	2,000	10,000
	24,000	915,000
Additional valuation allowance	(24,000)
Total	$(8,000)	$2,508,000
29

As of December 31, 2014 and 2013, the components of the deferred tax assets and liabilities are as follows:

	As of December 31, 2014 Deferred tax		As of December 31, 2013 Deferred tax
	Assets	Liabilities	Assets	Liabilities
Net operating loss carry forward	$487,000		$504,000
Excess of book basis of 49% owned corporation over tax basis		$407,000		$424,000
Unrealized gain on marketable securities		87,000		105,000
Excess of tax basis over book basis of other investments	306,000	98,000	306,000	104,000
Valuation allowance	(418,000)		(394,000)
Totals	$375,000	$592,000	$416,000	$633,000

11. STOCK-BASED COMPENSATION

The Company’s 2011 Stock Option Plan (the Plan) provides for the grant of options to purchase up to 120,000 shares of the Company’s common stock to the officers and directors of the Company.

The Company’s policy is to record stock compensation expense in accordance with ASC Topic 505-50, “Equity-Based Payments to Non-Employees”. Stock based compensation expense is recognized using the fair-value method for all awards. There were no stock options granted during the year ended December 31, 2014.

For the year ended December 31, 2013 the Company granted 17,700 reload options related to options previously granted which were exercised during the year. A reload stock option is granted for the number of shares tendered as payment for the exercise price and tax withholding obligation (if any) upon the exercise of a stock option with a reload provision. The exercise price of the reload option is equal to the market price of the stock on the date of grant and the reload option will expire on the same date as the original option which was exercised. The Company determined the fair value of its option awards using the Black-Scholes option pricing model. The following assumptions were used to value the reload options granted during the year ended December 31, 2013: 3 year expected life; expected volatility of approximately 37%; risk-free of .11% and annual dividend yield of 17%. The expected life for options granted during the period represents the period of time that options are to be outstanding based on the expiration date of the Plan. Expected volatilities are based upon historical volatility of the Company’s stock over a period equal to the 3 year expected life.

The weighted average fair value for the 17,700 reload options granted during the year ended December 31, 2013 was $18.35 per share.

The Company’s non-employee stock compensation expense based on the fair value at the date of grant for stock options was approximately $20,000 for the year ended December 31, 2013, and is included in the results of operations in the condensed consolidated financial statements.

As of December 31, 2014 and 2013, there is no unrecognized non-employee stock compensation expense related to unvested stock options under the Plan.

A summary of the status of the Company’s stock option plan as of December 31, 2014 and 2013, and changes during the periods ending on those dates are presented below:

	As of December 31, 2014		As of December 31, 2013
	Shares	Weighted Average Exercise Price	Shares		Weighted Average Exercise Price
Outstanding at the beginning of the period	22,700	$15.37		102,100	$4.99
Granted	—	$—		17,700	$18.35
Exercised	(5,000)	$4.80		(97,100)	$5.00
Expired	—	—		—	—
Forfeited	—	—		—	—
Outstanding at the end of the period	17,700	$18.35		22,700	$15.37

Options exercisable at period-end	17,700	$18.35		22,700	$15.37
Weighted average fair value of options granted during the period	17,700	—	–	17,700	$18.35
Aggregate intrinsic value of outstanding and exercisable options at the end of the period	17,700	—		22,700	$2.63

The intrinsic value of options exercised during the years ended December 31, 2014 and 2013 was approximately $39,000 and $1.3 million, respectively.

The following table summarizes outstanding and exercisable options as of December 31, 2014:

Number Outstanding and exercisable	Weighted Average Strike Prices
9,500	$17.84
7,500	$18.89
700	$19.50
17,700	$18.35
30

As of December 31, 2014, the options outstanding and exercisable had no intrinsic value.

12. BASIC AND DILUTED EARNINGS PER SHARE

There was no difference between basic and diluted weighted average common shares for the year ended December 31, 2014.

Basic and diluted earnings per share for the year ended December 31, 2013 were computed as presented in the table below.

Basic:	For the year ended December 31, 2013
Net income	$15,175,987

Weighted average shares outstanding	1,004,599
Basic earnings per share	$15.11

Diluted:	For the year ended December 31, 2013
Net income	$15,175,987

Weighted average shares outstanding	1,004,599
Plus incremental shares from assumed conversion	1,468

Diluted weighted average common shares	1,006,067
Diluted earnings per share	$15.08

13. DISCONTINUED OPERATIONS AND REAL ESTATE INTERESTS HELD FOR SALE

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

For the year ended December 31, 2013, we have classified the results of operations for the real estate interests discussed above into discontinued operations in the accompanying consolidated financial statements of operations.

Revenues:	2013
Rental and related revenue	$171,000
Food & beverage sales	1,950,000
Marina revenue	382,000
Other	—
Total revenue	$2,503,000
Expenses:
Rental operating expenses	97,000
Food & beverage operation expenses	1,430,000
Marina expenses	178,000
Professional fees	53,000
Interest expense	190,000
Depreciation, amortization and other expenses	199,000
Total expenses	$2,147,000

Less: noncontrolling interest sold	(212,000)

Gain on sale of discontinued operations, net of incentive fee	18,803,000

Provision for income tax expense on gain on sale of discontinued operations	(2,508,000)
Income from discontinued operations	$16,439,000

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

Management’s Assessment on Internal Control over Financial Reporting/Limitations on the Effectiveness of Controls and Permitted Omission from Management’s Assessment

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of the internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) based on the 1992 framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”). Management has selected the COSO framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board that is free from bias, permits reasonably consistent qualitative and quantitative measurement of our internal controls, is sufficiently complete so that relevant controls are not omitted and is relevant to an evaluation of internal controls over financial reporting.

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

Management, including the Principal Executive and Principal Financial Officers, based on their evaluation of our internal control over financial reporting, has concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

Item 9B. Other Information.

None.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance.

Listed below is certain information relating to the executive officers and directors of the Company:

Name and Office	Age	Principal Occupation and Employment other than With the Company During the Past Five Years - Other Directorships

Maurice Wiener; Chairman of the Board of Directors, Chief Executive Officer, President and Secretary	73	Chairman of the Board, Chief Executive Officer, President and Secretary of the Adviser; Executive Trustee, Transco; Director, T.G.I.F. Texas, Inc.

Carlos Camarotti; Vice President-Finance and Assistant Secretary	54	Vice President - Finance and Assistant Secretary of the Adviser. Vice President, Transco; Vice President, T.G.I.F. Texas, Inc.

Larry Rothstein; Director	62	Director, President and Secretary of the Company (until April 15, 2014); President and Secretary of the Adviser (until April 15, 2014); Trustee and Vice President of Transco (until December 31, 2013); Vice President and Secretary, T.G.I.F. Texas, Inc. (until April 15, 2014).

Walter Arader; Director	96	President, Walter G. Arader and Associates (financial and management consultants).

Harvey Comita; Director	85	Business Consultant; Trustee of Transco Realty Trust.

Richard Wiener; Director	73	Practicing attorney - real estate and commercial transactions.

All executive officers of the Company were elected to their present positions to serve until their successors are elected and qualified at the 2015 annual organizational meeting of directors immediately following the annual meeting of shareholders. All directors of the Company were elected to serve until the next annual meeting of shareholders and until the election and qualification of their successors.

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

Audit Committee and Audit Committee Financial Expert.

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Securities Exchange act of 1934, as amended (the “Exchange Act”). The members of the Audit Committee are Walter Arader, Harvey Comita and Richard Wiener (added in 2014). The Board of Directors has determined that each of Messrs. Arader, Comita and R. Wiener is (1) an “audit committee financial expert,” as that term is defined in Item 401(e) of Regulation S-B of the Exchange Act, and (2) independent as defined by the listing standards of the NYSE Amex Stock Exchange and Section 10A(m)(3) of the Exchange Act.

Item 11. Executive Compensation.

Executive officers received no cash compensation from the Company in their capacity as executive officers. Reference is made to Item 1. Business and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for information concerning fees paid to the Adviser.

Compensation of Directors. The following table summarizes compensation to existing directors for the year ended December 31, 2014:

Director	Annual Fee	Board Meeting Fee	Committee Meeting Fee	Total Compensation
Maurice Wiener	$17,100	$3,750	—	$20,850
Larry Rothstein	14,500	3,750	$1,500	19,750
Walter Arader	12,000	3,000	2,250	17,250
Harvey Comita	12,000	3,000	3,000	18,000
Richard Wiener	12,000	3,750	750	16,500
Totals	$67,600	$17,250	$7,500	$92,350

Annual director’s fees are paid at the beginning of each quarter and board and committee meeting fees are paid for each meeting a director attends. The annual fee for directors is $12,000 per year plus meeting fees $750 per meeting. For the year ended December 31, 2014 Maurice Wiener and Larry Rothstein received, respectively, $5,000 and $2,500, in director fees per year from Courtland Investments, Inc. included in the amounts above.

Outstanding Equity Awards to Executive Officers.

The following table summarizes all outstanding equity awards to the Company’s executive officers as of December 31, 2014.

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

The following table summarizes activity in equity awards to the Company’s executive officers for the year ended December 31, 2014.

	Maurice Wiener
	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2014	10,200	$17.95
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2014	10,200	$17.95

Options exercisable at period-end	10,200	$17.95
Weighted average fair value of options granted during the period	10,200	$17.95
Aggregate intrinsic value of outstanding and exercisable options at the end of the period	10,200	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Set forth below is certain information concerning common stock ownership by directors, executive officers, directors and officers as a group, and holders of more than 5% of the outstanding common stock.

Name (7), (8)	Shares Owned by Named Persons & Members of His Family (1)		Additional Shares in Which the named Person Has, or Participates in, the Voting or Investment Power (2)		Total Shares & Percent of Class
Maurice Wiener	45,846	(4)	541,830	(3), (5)	587,676 55%

Carlos Camarotti	8,700	(4)			8,700 * %

Larry Rothstein	47,900	(4)			47,900 4%

Walter G. Arader	5,058	(4)			5,058 *

Harvey Comita	10,000	(4)	477,300	(6)	487,300 45%

All Directors and Officers as a Group	117,504	(4)	541,830	(3)	659,334 62%

Transco Realty Trust 1870 S. Bayshore Drive Coconut Grove, FL 33133	477,300	(5)			477,300 46%

Comprehensive Financial Planning, Inc. 3950 Fairlane Drive Dacula, GA 30019	136,794	(9)			136,794 13%

* less than 1%

(1)	Unless otherwise indicated, beneficial ownership is based on sole voting and investment power.
(2)	Shares listed in this column represent shares held by entities with which directors or officers are associated. Directors, officers and members of their families have no ownership interest in these shares.
35

(3)	This number includes the number of shares held by Transco Realty Trust (Transco) (477,300 shares), HMGA, Inc. (HMGA) (54,530 shares) and T.G.I.F. Texas, Inc. (T.G.I.F.) (10,000 shares). Mr. M. Wiener is a director of T.G.I.F. and a trustee of Transco. Mr. H. Comita is a trustee of Transco.
(4)	This number includes options granted and outstanding under the 2011 Stock Option Plan. These options have been granted to Mr. M. Wiener, 10,200; Mr. Rothstein, 7,500. Reference is made to Item 11. Executive Compensation for further information about the 2011 Stock Option Plan.
(5)	Mr. Wiener holds approximately 55% of the stock of Transco and approximately 72% of HMGA Inc., and may therefore be deemed to be the beneficial owner of the shares of the Company held by Transco and HMGA Inc.
(6)	This number represents the number of shares held by Transco Realty Trust, of which, Mr. Comita is a Trustee.
(7)	Except as otherwise set forth, the address for these individuals is 1870 South Bayshore Drive, Coconut Grove, Florida 33133.
(8)	No shares of stock of the executive officers and directors have been pledged as collateral.
(9)	Comprehensive Financial Planning, Inc. has shared investment power on all shares and sole voting power on all shares.

Item 13. Certain Relationships and Related Transactions and Director Independence. The following discussion describes the organizational structure of the Company’s subsidiaries and affiliates.

Transco Realty Trust (“Transco”).

Transco is a 45% shareholder of the Company of which Mr. Wiener is its executive trustee and holds 55% of its stock.

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

The Adviser.

The principal executive offices of the Company and the Adviser are located at 1870 South Bayshore Drive, Coconut Grove, Florida, 33133, in premises owned by the Company’s subsidiary CII and leased to the Adviser pursuant to a lease agreement originally dated December 1, 1999, and as renewed in 2009 and 2014. The lease provides for base rent of $48,000 per year payable in equal monthly installments during the one year term of the lease which expires on December 1, 2015 and can be extended for two one-year terms. The Adviser, as tenant, pays utilities, certain maintenance and security expenses relating to the leased premises.

As of December 2014 and 2013, the Company owes the Advisor approximately $54,000 and $2.1 million, respectively, in incentive fee from capital gains.

CII.

The Company holds a demand note due from its 95%-owned consolidated subsidiary, CII. The note bears interest at a fixed rate of 5% per annum, payable quarterly. The outstanding principal balance of the note was $1,000,000 as of December 31, 2014 and 2013, respectively. There were no principal repayments or advances relating to this note during 2014. Repayments from CII to the Company during 2013 were $222,000, and advances from the Company to CII during 2013 were $130,000. CII is a consolidated subsidiary of the Company and the note payable and related interest is eliminated in consolidation. The note is secured by a mortgage security agreement with the Company’s executive offices as collateral.

T.G.I.F.

As of December 31, 2014 and 2013, CII owed approximately $2,100,000 and $2,503,000, respectively, to T.G.I.F. All advances between CII and T.G.I.F. are due on demand and bear interest at the prime rate plus 1%. All interest due has been paid.

As of December 31, 2014 and 2013, T.G.I.F. had amounts due from Mr. Wiener of approximately $707,000. These amounts are due on demand and bear interest at the prime rate. All interest due has been paid. Mr. Wiener received consulting and director’s fees from T.G.I.F of approximately $22,000 for the years ended December 31, 2014 and 2013. Also, T.G.I.F. owns 10,000 shares of the Company which were purchased in 1996 at the market value. In 2014 and 2013 T.G.I.F. declared and paid a cash dividend of $.07 per share. CII’s portion of the dividends was approximately $196,000 each year.

Item 14. Principal Accountants Fees and Services.

The following table sets forth fees billed to the Company by the Company’s independent auditors for the year ended December 31, 2014 and December 31, 2013 for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance. The Audit Committee pre-approved all services rendered by the Company’s independent auditors.

Principal Accountant Fees and Services

For the fiscal year ended	December 31, 2014	December 31, 2013
Audit fees, including reviews of quarterly financial statements	$47,000	$45,000
Tax fees (consists of fees relating to tax compliance and planning)	84,000	28,000
Total Fees	$131,000	$73,000
37

Part IV.

Item 15. Exhibits and Financial Statement Schedules.

      (a) Exhibits listed in the Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HMG/Courtland Properties, Inc.

March 31, 2015	by:	/s/ Maurice Wiener
Maurice Wiener
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Maurice Wiener	March 31, 2015
Maurice Wiener
Chairman of the Board, President and Secretary
Chief Executive Officer

/s/ Carlos Camarotti	March 31, 2015
Carlos Camarotti
Vice President – Finance
Principal Financial Officer

/s/ Larry Rothstein	March 31, 2015
Larry Rothstein
Director

/s/ Walter G. Arader	March 31, 2015
Walter G. Arader, Director

/s/ Harvey Comita	March 31, 2015
Harvey Comita, Director

/s/ Richard Wiener	March 31, 2015
Richard Wiener, Director

EXHIBIT INDEX

Description

(3)	(a)	Certificate of Incorporation as amended	Incorporated by reference to Exhibit 3(a) to the 2010 Form 10-K.

	(b)	By-laws	Incorporated by reference to Exhibit 6.1 to the Registration Statement of Hospital Mortgage Group, Inc. on Form S-14, No. 2-64, 789, filed July 2, 1979.

(10)	(a)	Amended and restated lease agreement between Grove Isle Associates, Ltd. and Westgroup Grove Isle Associates, Ltd. dated November 19, 1996.	Incorporated by reference to Exhibit 10(d) to the 1996 Form 10-KSB

	(b)	Master agreement between Grove Isle Associates, Ltd. Grove Isle Clubs Inc., Grove Isle Investments, Inc. and Westbrook Grove Isle Associates, Ltd. dated November 19, 1996.	Incorporated by reference to Exhibit 10(e) to the 1996 Form 10-KSB

	(c)	Agreement Re: Lease Termination between Grove Isle Associates, Ltd. and Grove Isle Club, Inc. dated November 19, 1996.	Incorporated by reference to Exhibit 10(f) to the 1996 Form 10-KSB

	(d)	Amended and restated agreement between NAF Associates and the Company, dated August 31, 1999.	Incorporated by reference to Exhibit 10(f) to the 1999 Form 10-KSB

	(e)	Amendment to Amended and restated lease agreement between Grove Isle Associates, Ltd. and Westgroup Grove Isle Associates, Ltd. dated December 1, 1999.	Incorporated by reference to Exhibit 10(g) to the 1999 Form 10-KSB

	(f)	Lease agreement between Courtland Investments, Inc. and HMG Advisory Corp. dated December 1, 1999.	Incorporated by reference to Exhibit 10(h) to the 1999 Form 10-KSB

	(g)	2000 Incentive Stock Option Plan of HMG/ Courtland Properties, Inc.	Incorporated by reference to Exhibit 10(h) to the 2001 Form 10-KSB

	(h)	Amended and Restated Advisory Agreement between the Company and HMG Advisory Corp. effective January 1, 2003.	Incorporated by reference to Exhibit 10(i) and 10(j) to the 2002 Form 10-KSB

	(i)	Second Amendment to Amended and restated lease agreement included herein between Grove Isle Associated, Ltd. and Westgroup Grove Isle Associates, Ltd. dated September 15, 2004	Incorporated by reference to Exhibit 10(i) to the 2004 Form 10-KSB

	(j)	Operating Agreement of Grove Spa, LLC dated September 15, 2004	Incorporated by reference to Exhibit 10(j) to the 2004 Form 10-KSB

	(k)	Sublease between Westgroup Grove Isle Associates, Ltd. and Grove Spa, LLC dated September 15, 2004	Incorporated by reference to Exhibit 10(k) to the 2004 Form 10-KSB Included herein.

	(l)	Purchase and Sale Agreement (“Acquisition of Monty’s”) between Bayshore Restaurant Management Corp. and Bayshore Landing, LLC dated August 20, 2004	Incorporated by reference to Exhibit 10(l) to the 2004 Form 10-KSB

	(m)	Ground Lease between City of Miami and Bayshore Landing, LLC dated August 20, 2004 and related document	Incorporated by reference to Exhibit 10(m) to the 2004 Form 10-KSB
39

	(n)	Loan Agreement between Wachovia Bank and Bayshore Landing, LLC dated August 20, 2004	Incorporated by reference to Exhibit 10(n) to the 2004 Form 10-KSB

	(o)	Operating Agreement of Bayshore Landing, LLC dated August 19, 2004	Incorporated by reference to Exhibit 10(o) to the 2004 Form 10-KSB

	(p)	Management Agreement for Bayshore Rawbar, LLC executed by RMI, LLC	Incorporated by reference to Exhibit 10(p) to the 2004 Form 10-KSB

	(q)	Management Agreement for Bayshore Rawbar, LLC executed by HMG Advisory Bayshore, Inc.	Incorporated by reference to Exhibit 10(q) to the 2004 Form 10-KSB

	(r)	Management and Leasing Agreement for Bayshore Landing, LLC executed by RCI Bayshore, Inc.	Incorporated by reference to Exhibit 10(r) to the 2004 Form 10-KSB

	(s)	Assignment and Assumption of Management Agreement by Noble House Grove Isle, Ltd. To GH-Grove Isle Management LLC And Consent by Grove Spa, LLC	Incorporated by reference to Exhibit 10(s) to the 2008 Form 10-K

	(t)	Third Amendment to Amended and Restated Lease Agreement	Incorporated by reference to Exhibit 10(t) to the 2008 Form 10-K

	(u)	Assignment and Assumption of Lease and Consent of Landlord	Incorporated by reference to Exhibit 10(u) to the 2008 Form 10-K

	(v)	Amendment to Operating Agreement of Grove Spa, LLC, A Delaware Limited Liability Company	Incorporated by reference to Exhibit 10(v) to the 2008 Form 10-K

	(w)	First Amendment to Management Agreement	Incorporated by reference to Exhibit 10(w) to the 2008 Form 10-K

	(x)	Interest Purchase Agreement by and among Courtland Investments, Inc., HMG/Courtland Properties, Inc. as Seller and Grove Isle Yacht and Tennis Club, Inc. and Grove Isle Associates LLLP, CII Spa, LLC, Grove Isle Investments, Inc. CII Yacht Club, Inc. and Grove Isle Yacht Club Associates – February 25, 2013	Incorporated by reference to Exhibit 99.1 to Form 8-K filed on February 25, 2013.

	(y)	Membership Interests Purchase Agreement (HMG to Christoph) by and among The Christoph Family Trusts, as Purchasers and HMG Bayshore, LLC, Courtland Bayshore Rawbar, LLC and Courtland Bayshore Restaurant, LLC as Sellers	Incorporated by reference to Exhibit 10(y) to Form 8-K filed on April 3, 2013.

	(z)	Amended and Restated Operating Agreement of JY-TV Associates LLC.	Incorporated by reference to Exhibit 10(z) to Form 10-Q filed on November 14, 2014.

(14)		Code of Ethics for Chief Executive Officer and Senior Financial Officers dated May 2003	Incorporated by reference to Exhibit 14 to the 2004 Form 10-KSB

(21)		Subsidiaries to the Company	Included herein.

(31)	(a)	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herein.

	(b)	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herein.

(32)	(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002	Included herein.

	(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002	Included herein.
40