Form 10-Q
period 2015-03-31
HMG COURTLAND PROPERTIES INC
filed 2015-05-15
CIK 311817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended                   March 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 1,041,953 Common shares were outstanding as of May 12, 2015.

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

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(UNAUDITED)
ASSETS
Investment properties, net of accumulated depreciation:
Office building and other commercial property	$789,710	$793,749
Total investment properties, net	789,710	793,749

Cash and cash equivalents	4,804,198	9,451,152
Investments in marketable securities	11,508,768	11,790,037
Other investments	3,699,465	3,793,420
Investment in affiliate	2,248,157	2,232,972
Loans, notes and other receivables	1,366,234	1,400,877
Investment in real estate partnership	1,472,728	281,663
Other assets	33,986	53,356
TOTAL ASSETS	$25,923,246	$29,797,226

LIABILITIES
Note payable to affiliate	$2,100,000	$2,100,000
Margin payable	25,239	3,253,065
Accounts payable, accrued expenses and other liabilities	166,757	210,689
Due to Adviser	54,111	54,111
Dividend payable	—	526,963
Deferred income taxes	217,000	217,000
TOTAL LIABILITIES	2,563,107	6,361,828

STOCKHOLDERS’ EQUITY
Excess common stock, $1 par value; 100,000 shares authorized: no shares issued	—	—
Common stock, $1 par value; 1,200,000 shares authorized and 1,053,926 issued and as of March 31, 2015 and December 31, 2014.	1,053,926	1,053,926
Additional paid-in capital	24,255,614	24,249,843
Less: Treasury shares (11,973 shares and 800 shares as of March 31, 2015 and December 31, 2014, respectively	(145,623)	(9,377)
Undistributed gains from sales of properties, net of losses	53,227,696	53,227,696
Undistributed losses from operations	(55,259,358)	(55,315,000)
Total stockholders’ equity	23,132,255	23,207,088
Non controlling interest	227,884	228,310
TOTAL STOCKHOLDERS’ EQUITY	23,360,139	23,435,398
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,923,246	$29,797,226

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended
	March 31,
	2015	2014
REVENUES
Real estate rentals and related revenue	$16,200	$16,689
EXPENSES
Operating expenses:
Rental and other properties	22,089	16,641
Adviser’s base fee	165,000	165,000
General and administrative	72,808	57,308
Professional fees and expenses	75,971	81,517
Directors’ fees and expenses	27,250	22,500
Depreciation and amortization	4,039	4,039
Interest expense	27,232	23,456
Total expenses	394,389	370,461

Loss before other income and income taxes	(378,189)	(353,772)

Net realized and unrealized gains from investments in marketable securities	182,103	126,636
Net income from other investments	66,951	12,267
Interest, dividend and other income	184,351	69,998
Total other income	433,405	208,901

Income (loss) before income taxes	55,216	(144,871)
Provision for income taxes	—	31,000
Net income (loss)	55,216	(175,871)
Noncontrolling interests	426	(3,688)
Net income (loss) attributable to the Company	$55,642	$(179,559)

Weighted average common shares outstanding-basic & diluted	1,042,915	1,048,926

Net income (loss) per common share - basic and diluted	$0.05	$(0.17)

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to the Company	$55,642	$(179,559)
Adjustments to reconcile net income (loss) attributable to the Company to net cash used in operating activities:
Depreciation and amortization	4,039	4,039
Non-employee stock compensation expense	5,771	—
Net income from other investments, excluding impairment losses	(66,951)	(12,267)
Net gain from investments in marketable securities	(182,103)	(126,636)
Net income attributable to non controlling interest	(426)	3,688
Deferred income tax expense	—	31,000
Changes in assets and liabilities:
Other assets and other receivables	54,014	44,174
Accounts payable, accrued expenses and other liabilities	(43,933)	(2,318,189)
Total adjustments	(229,589)	(2,374,191)
Net cash used in operating activities	(173,947)	(2,553,750)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate partnership	(1,191,065)	—
Distributions from other investments	681,756	107,537
Contributions to other investments	(536,036)	(658,119)
Net proceeds from sales and redemptions of securities	3,428,784	251,642
Purchase of marketable securities	(2,965,411)	(3,830,206)
Net cash used in investing activities	(581,972)	(4,129,146)

CASH FLOWS FROM FINANCING ACTIVITIES:
Margin (repayment) borrowings	(3,227,826)	2,783,754
Purchase of treasury stock	(136,246)	—
Dividend paid	(526,963)	—
Net cash (used in) provided by financing activities	(3,891,035)	2,783,754

Net decrease in cash and cash equivalents	(4,646,954)	(3,899,142)
Cash and cash equivalents at beginning of the period	9,451,152	17,655,568
Cash and cash equivalents at end of the period	$4,804,198	$13,756,426

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$27,000	$23,000
Cash paid during the period for income taxes	$50,000	$1,593,000

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report for the year ended December 31, 2014. The balance sheet as of December 31, 2014 was derived from audited consolidated financial statements as of that date. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements include the accounts of HMG/Courtland Properties, Inc. (the “Company”) and entities in which the Company owns a majority voting interest or controlling financial interest. All material transactions and balances with consolidated and unconsolidated entities have been eliminated in consolidation or as required under the equity method.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Refer to the consolidated financial statements and footnotes thereto included in the HMG/Courtland Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 2014 for recent accounting pronouncements. The Company does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

3. INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities consist primarily of large capital corporate equity and debt securities in varying industries or issued by government agencies with readily determinable fair values. These securities are stated at market value, as determined by the most recent traded price of each security at the balance sheet date. Consistent with the Company’s overall current investment objectives and activities its entire marketable securities portfolio is classified as trading. Included in investments in marketable securities is approximately $8.3 million of large capital real estate investment trusts (REITs) as of March 31, 2015.

Net realized and unrealized gain from investments in marketable securities for the three months ended March 31, 2015 and 2014 is summarized below:

	Three Months Ended March 31,
Description	2015	2014
Net realized gain from sales of securities	$155,000	$11,000
Unrealized net gain in trading securities	27,000	116,000
Total net gain from investments in marketable securities	$182,000	$127,000

For the three months ended March 31, 2015, net realized gain from sales of marketable securities of approximately $155,000 consisted of approximately $262,000 of gross gains net of $107,000 of gross losses. For the three months ended March 31, 2014, net realized gain from sales of marketable securities of approximately $11,000 consisted of approximately $34,000 of gross gains net of $23,000 of gross losses.

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

4. INVESTMENT IN REAL ESTATE PARTNERSHIP

As previously reported, in September 2014, the Company, through a newly-formed wholly owned subsidiary (HMG Orlando LLC, a Delaware limited liability company), acquired a one-third equity membership interest in JY-TV Associates, LLC a Florida limited liability company (“JY-TV”) and entered into the Amended and Restated Operating Agreement of JY-TV (the “Agreement”). JY-TV was formed in 2014 for the sole purpose of constructing up to two hundred fifty (250) unit rental apartments on approximately 9.5 acres in Orlando, Florida (“Project”). The other two initial members of JY-TV are not related to the Company. Total development costs for the Project are estimated at $34 million and the three members have each funded approximately $2.3 million in equity. As of March 31, 2015 the Company had funded $1,435,000 towards this commitment, and an additional $815,000 was funded in April 2015.

In February 2015 JY-TV completed purchase of the 9.5 acres for approximately $3.4 million. JY-TV is in the process of obtaining construction financing of approximately $27 million and construction is expected to commence in 2015. This investment is accounted for under the equity method.

5. OTHER INVESTMENTS

As of March 31, 2015, the Company’s portfolio of other investments had an aggregate carrying value of approximately $3.7 million and we have committed to fund approximately $2.1 million as required by agreements with the investees. The carrying value of these investments is equal to contributions less distributions and loss valuation adjustments, if any.

During the three months ended March 31, 2015, we made contributions to other investments of approximately $536,000 primarily in two new real estate investments. One for $300,000 is a real estate partnership owning residential rental property in San Antonio, Texas and the other for $100,000 is a real estate partnership owning a second mortgage on a property located in Miami, Florida.

During the three months ended March 31, 2015, we received distributions from other investments of approximately $680,000 primarily from two real estate investments which sold property. We received $348,000 from our investment in a commercial building located near the Company’s offices purchased in 2005 with a carrying value as of March 31, 2015 of $376,000. We also received $131,000 from our investment in a partnership which sold its rental property in Miami, Florida and distributed the sales proceeds in February 2015.

Net income from other investments for the three months ended March 31, 2015 and 2014, is summarized below:

	2015	2014
Partnership owning real estate & related	$45,000	$—
Partnership owning diversified businesses	7,000	3,000
Income from investment in affiliate -T.G.I.F. Texas, Inc.	15,000	9,000
Total net income from other investments	$67,000	$12,000
5

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2015 and December 31, 2014, aggregated by investment category and the length of time that investments have been in a continuous loss position:

	As of March 31, 2015
	Less than 12 Months		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$—	$—	$5,000	$(12,000)	$5,000	$(12,000)
Partnerships owning diversified businesses investments	190,000	(10,000)	—	—	190,000	(10,000)
Other (private banks, etc.)	—	—	242,000	(8,000)	242,000	(8,000)
Total	$190,000	$(10,000)	$247,000	$(20,000)	$437,000	$(30,000)

	As of December 31, 2014
	Less than 12 Months		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$—	$—	$5,000	$(11,000)	$5,000	$(11,000)
Partnerships owning diversified businesses investments	190,000	(10,000)	—	—	190,000	(10,000)
Partnerships owning real estate and related investments	45,000	(30,000)	—	—	45,000	(30,000)
Other (private banks, etc.)	242,000	(8,000)			242,000	(8,000)
Total	$477,000	$(48,000)	$5,000	$(11,000)	$482,000	$(59,000)

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

In accordance with ASC Topic 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments there were no OTTI impairment valuation adjustments for the three months ended March 31, 2015 and 2014.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC Topic 820, the Company measures cash and cash equivalents, marketable debt and equity securities at fair value on a recurring basis. Other investments are measured at fair value on a nonrecurring basis.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2015 and for the year ended December 31, 2014, using quoted prices in active markets for identical assets (Level 1) and significant other observable inputs (Level 2). For the periods presented, there were no major assets measured at fair value on a recurring basis which uses significant unobservable inputs (Level 3):

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurement at reporting date using
Description	Total March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$1,959,000	$1,959,000	$—	$—
U.S. T-bills	2,000,000	2,000,000	—	—
Marketable securities:
Corporate debt securities	909,000	—	909,000	—
Marketable equity securities	10,599,000	10,599,000	—	—
Total assets	$15,467,000	$14,558,000	$909,000	$—

	Fair value measurement at reporting date using
Description	Total December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Time deposits	$55,000	$—	$55,000	$—
Money market mutual funds	1,206,000	1,206,000	—	—
U.S. T-bills	7,200,000	7,200,000	—
Marketable securities:
Corporate debt securities	1,098,000	—	1,098,000	—
Marketable equity securities	10,692,000	10,692,000	—	—
Total assets	$20,251,000	$19,098,000	$1,153,000	$—

Carrying amount is the estimated fair value for corporate debt securities and time deposits based on a market-based approach using observable (Level 2) inputs such as prices of similar assets in active markets.

The following are the major categories of assets and liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2015 and for the year ended December 31, 2014. This category includes other investments which are measured using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

	Fair value measurement at reporting date using				Total losses for
	Total March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	the three months ended
Description	2015	(Level 1)	(Level 2) (a)	(Level 3) (b)	3/31/2015
Assets:
Other investments by investment focus:
Technology & Communication	$284,000	$—	$284,000	$—	$—
Diversified businesses	1,145,000	—	1,145,000	—	—
Real estate and related	1,645,000	—	1,062,000	583,000	—
Other	625,000	—	—	625,000	—
Total assets	$3,699,000	$—	$2,491,000	$1,208,000	$—

	Fair value measurement at reporting date using				Total
	Total	Quoted Prices in Active	Significant Other	Significant	losses for
	December 31,	Markets for Identical Assets	Observable Inputs	Unobservable Inputs	year ended
Description	2014	(Level 1)	(Level 2) (a)	(Level 3) (b)	12/31/2014
Assets:
Other investments by investment focus:
Technology & Communication	$288,000	$—	$288,000	$—	$11,000
Diversified businesses	1,200,000	—	1,200,000	—	—
Real estate and related	1,680,000	—	737,000	943,000	—
Other	625,000	—	—	625,000	—
Total assets	$3,793,000	$—	$2,225,000	$1,568,000	$11,000
7

(a)	Other investments measured at fair value on a non-recurring basis include investments in certain entities that calculate net asset value per share (or its equivalent such as member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed, “NAV”). This class primarily consists of private equity funds that have varying investment focus. These investments can never be redeemed with the funds. Instead, the nature of the investments in this class is that distributions are received through the liquidation of the underlying assets of the fund. If these investments were held it is estimated that the underlying assets of the fund would be liquidated over 5 to 10 years. As of March 31, 2015, it is probable that all of the investments in this class will be sold at an amount different from the NAV of the Company’s ownership interest in partners’ capital. Therefore, the fair values of the investments in this class have been estimated using recent observable information such as audited financial statements and/or statements of partners’ capital obtained directly from investees on a quarterly or other regular basis. During the three months ended March 31, 2015, the Company received distributions of approximately $200,000 from this type of investment primarily from investments in diversified businesses and real estate. During the three months ended March 31, 2015, the Company made contributions totaling $434,000 in this type of investment. As of March 31, 2015, the amount of the Company’s unfunded commitments related to the aforementioned investments is approximately $2 million.

(b)	Other investments above which are measured on a nonrecurring basis using Level 3 unobservable inputs consist of investments primarily in commercial real estate in Florida through private partnerships and two investments in the stock of private banks in Florida and Texas. The Company does not know when it will have the ability to redeem the investments and has categorized them as a Level 3 fair value measurement. The Level 3 real estate and related investments of approximately $483,000 include one investment in a commercial building located near the Company’s offices purchased in 2005 with a carrying value as of March 31, 2015 of $376,000. In January 2015, the Company received a distribution of $348,000 from this investment. Investments in this category are measured using primarily inputs provided by the managing member of the partnerships with whom the Company has done similar transactions in the past and is well known to management. The fair values of these real estate investments have been estimated using the net asset value of the Company’s ownership interest in partners’ capital. The other Level 3 investments include investments in private bank stocks and a reinsurance company. The fair values of these other Level 3 investments have been estimated using the cost method less distributions received and other than temporary impairments. This investment is valued using inputs provided by the management of the investee.

The following table includes a roll-forward of the investments classified within level 3 of the fair value hierarchy for the three months ended March 31, 2015:

Level 3 Investments:
Balance at January 1, 2015	$1,568,000
Investment in Level 3 investments	100,000
Distributions from Level 3 investments, net of gains	(460,000)
Balance at March 31, 2015	$1,208,000

7. INCOME TAXES

As previously reported, during the fourth quarter of 2014 the Company discovered that it fell short of meeting the 75% asset test.  Management is taking the necessary steps to meet the test and intends to include the disclosure statement in the tax return for the REIT, which will be filed by September 15, 2015. In addition, the $50,000 excise tax has been paid to the IRS as of March 15, 2015. Management believes it has reasonable cause for failing the test, and expects to meet the 75% asset test as of June 30, 2015. As such, the Company fully anticipates that it will still qualify as a REIT for 2014 and beyond and thus will not be subject to federal income taxation.

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

The Company accounts for income taxes in accordance with ASC Topic 740, “Accounting for Income Taxes”. ASC Topic 740 requires a Company to use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes only pertain to CII. As of March 31, 2015 the Company has recorded a net deferred tax liability of $217,000 as a result of timing differences associated with the carrying value of the investment in affiliate (TGIF) and other investments. CII’s NOL carryover to 2014 is estimated at $1.3 million expiring in 2033 and has been fully reserved due to CII historically having tax losses.

The provision for income taxes in the consolidated statements of comprehensive income consists of the following:

Three months ended March 31,	2015	2014
Current:
Federal	$—	$—
State	—	—
	—	—
Deferred:
Federal	$2,000	$28,000
State	1,000	3,000
	3,000	31,000
Additional valuation allowance	(3,000)	—
Total	$—	$31,000

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended since December 31, 2011 which are the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2015.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the consolidated financial statements as selling, general and administrative expense.

8. STOCK OPTIONS

Stock based compensation expense is recognized using the fair-value method for all awards. During the three months ended March 31, 2015 the Company granted options to purchase 3,000 shares of the Company’s common stock to one director. The exercise price of the option is equal to $12.75 per share, the market price of the stock on the date of grant and the option expires on August 26, 2016. The Company determined the fair value of its option awards using the Black-Scholes option pricing model. The following assumptions were used to value the options granted during the three months ended March 31, 2015: 1.6 year expected life; expected volatility of approximately 37%; risk-free of .17% and annual dividend yield of 4%. The expected life for options granted during the period represents the period of time that options are to be outstanding based on the expiration date of the Plan. Expected volatilities are based upon historical volatility of the Company’s stock over a period equal to the 1.6 year expected life.

The weighted average fair value for options granted during the three months ended March 31, 2015 was $12.04 per share. For the three months ended March 31, 2015 the Company recorded approximately $6,000 in non-employee stock option expense relating to the options granted in 2015.

The following table summarizes stock option activity during the three months ended March 31, 2015.

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Outstanding at January 1, 2015	17,700	$18.35
Granted	3,000	$12.75
Outstanding at March 31, 2015	20,700	$17.54

 The following table summarizes information concerning outstanding and exercisable options as of March 31, 2015:

	Number Outstanding	Weighted Average
Strike Price	and exercisable	Strike Price
$12.75	3,000	$12.75
$17.84	9,500	$17.84
$18.89	7,500	$18.89
$19.50	700	$19.50
	20,700	$17.54

As of March 31, 2015 the options outstanding and exercisable had no intrinsic value.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The Company reported net income of approximately $56,000 (or $.05 per basic and diluted share) for the three months ended March 31, 2015. For the three months ended March 31, 2014 the Company reported a net loss of approximately $180,000 (or $.17 per basic and diluted share).

REVENUES

Rentals and related revenues for the three months ended March 31, 2015 and 2014 consists of rent from the Advisor to CII for its corporate office.

Net realized and unrealized gain from investments in marketable securities:

Net realized and unrealized gain from investments in marketable securities for the three months ended March 31, 2015 and 2014 was approximately $182,000 and $127,000, respectively. For further details refer to Note 3 to Condensed Consolidated Financial Statements (unaudited).

Net income from other investments:

Net income from other investments for the three months ended March 31, 2015 and 2014 was approximately $67,000 and $12,000, respectively. For further details refer to Note 5 to Condensed Consolidated Financial Statements (unaudited).

EXPENSES

General and administrative expenses for the three months ended March 31, 2015 as compared with the same period in 2014 increased by approximately $15,000 (or 27%) primarily due to increased broker fees of managed accounts.

EFFECT OF INFLATION:

Inflation affects the costs of holding the Company’s investments. Increased inflation would decrease the purchasing power of our mainly liquid investments.

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES

The Company’s material commitments primarily consist of a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of approximately $2.1 million due on demand, contributions committed to other investments of approximately $2 million due upon demand and $815,000 in remaining equity commitment in JY-TV Associates LLC (funded in April 2015). The funds necessary to meet these obligations are expected from the proceeds from the sales of investments, distributions from investments and available cash.

MATERIAL COMPONENTS OF CASH FLOWS

For the three months ended March 31, 2015, net cash used in operating activities was approximately $174,000, primarily consisting of operating expenses.

For the three months ended March 31, 2015, net cash used in investing activities was approximately $582,000. This consisted primarily of $3 million purchase of marketable securities, $1.2 million investment in real estate partnership (Orlando) and $658,000 of contributions to other investments, partially offset by net proceeds from sales of marketable securities of $3.4 million and distributions from other investments of $682,000.

For the three months ended March 31, 2015, net cash used in financing activities was $3.9 million, consisting of repayments of margin borrowings of $3.2 million, dividend payment of $527,000 and purchases of treasury shares of $136,000.

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

Grove Isle Associates, LLLP is a co-defendant in two lawsuits in the circuit court in Miami Dade County Florida. These cases arose from claims by a condominium association and resident seeking a declaratory judgment regarding certain provisions of the declaration of condominium relating to the Grove Isle Club and the developer. The claim by the association had been dismissed as to all counts related to the Company; however the association filed an appeal. In March 2014, the appellate court ruled on the appeal reversing the lower court’s dismissal.  Pursuant to an agreement dated February 25, 2013 in which the company sold its interests in Grove Isle Associates, LLLP the company will continue to defend the lawsuit and will indemnify the purchaser for any related judgment. The ultimate outcome of this litigation cannot presently be determined. However, in management’s opinion the likelihood of a material adverse outcome is remote. Accordingly, adjustments, if any that might result from the resolution of this matter have not been reflected in the consolidated financial statements.

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

HMG/COURTLAND PROPERTIES, INC.

/s/ Maurice Wiener
Dated: May 15, 2015	Maurice Wiener
CEO and President

/s/ Carlos Camarotti
Dated: May 15, 2015	Carlos Camarotti
Vice President- Finance and Controller
Principal Accounting Officer
13