Form 10-Q
period 2015-09-30
HMG COURTLAND PROPERTIES INC
filed 2015-11-13
CIK 311817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act).   Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,035,493 Common shares were outstanding as of November 12, 2015.

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

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(UNAUDITED)
ASSETS
Investment properties, net of accumulated depreciation:
Office building and other commercial property	$833,629	$793,749
Total investment properties, net	833,629	793,749

Cash and cash equivalents	11,531,091	9,451,152
Investments in marketable securities	10,517,700	11,790,037
Other investments	3,829,268	3,793,420
Investment in affiliate	2,249,684	2,232,972
Loans, notes and other receivables	1,248,534	1,400,877
Investment in real estate partnership	2,322,448	281,663
Other assets	52,871	53,356
TOTAL ASSETS	$32,585,225	$29,797,226

LIABILITIES
Note payable to affiliate	$2,100,000	$2,100,000
Margin payable	8,091,523	3,253,065
Accounts payable, accrued expenses and other liabilities	232,102	210,691
Due to Adviser	-	54,111
Dividend payable	-	526,963
Deferred income taxes	217,000	217,000
TOTAL LIABILITIES	10,640,625	6,361,830

STOCKHOLDERS' EQUITY
Excess common stock, $1 par value; 100,000 shares authorized: no shares issued	-	-
Common stock, $1 par value; 1,200,000 shares authorized and 1,053,926 issued and as of September 30, 2015 and December 31, 2014.	1,053,926	1,053,926
Additional paid-in capital	24,255,614	24,249,844
Less: Treasury shares (18,433 shares and 800 shares as of September 30, 2015 and December 31, 2014, respectively	(223,798)	(9,377)
Undistributed gains from sales of properties, net of losses	53,227,696	53,227,696
Undistributed losses from operations	(56,578,635)	(55,315,000)
Total stockholders' equity	21,734,803	23,207,089
Non controlling interest	209,797	228,307
TOTAL STOCKHOLDERS' EQUITY	21,944,600	23,435,396
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,585,225	$29,797,226

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
REVENUES
Real estate rentals and related revenue	$15,600	$24,310	$48,000	$61,155

EXPENSES
Operating expenses:
Rental and other properties	42,108	24,397	85,301	65,964
Adviser's base fee	165,000	165,000	495,000	495,000
General and administrative	79,870	63,571	251,891	165,257
Professional fees and expenses	275,186	84,736	584,009	225,763
Directors' fees and expenses	16,000	28,279	62,250	77,029
Depreciation and amortization	3,849	6,354	11,485	15,395
Interest expense	38,125	23,482	82,759	72,206
Total expenses	620,138	395,819	1,572,695	1,116,614

Loss before other income (loss) and income taxes	(604,538)	(371,509)	(1,524,695)	(1,055,459)

Net realized and unrealized (losses) gains from investments in marketable securities	(274,049)	(252,315)	(644,323)	385,579
Net income from other investments	92,150	30,419	268,763	114,515
Other than temporary impairment losses from other investments	-	(11,092)	-	(11,092)
Interest, dividend and other income	266,604	183,656	618,108	671,841
Total other income (loss)	84,705	(49,332)	242,548	1,160,843

(Loss) income before income taxes	(519,833)	(420,841)	(1,282,147)	105,384
Benefit from income taxes	0	(91,000)	0	0
Net (loss) income	(519,833)	(329,841)	(1,282,147)	105,384
Noncontrolling interests	12,362	1,997	18,512	(6,587)
Net (loss) income attributable to the Company	$(507,471)	$(327,844)	$(1,263,635)	$98,797

Weighted average common shares outstanding-basic	1,041,494	1,048,926	1,040,181	1,048,926
Weighted average common shares outstanding-diluted	1,041,494	1,048,926	1,040,181	1,049,954

Net (loss) income per common:
Basic and diluted	$(0.49)	$(0.31)	$(1.21)	$0.09

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income attributable to the Company	$(1,263,635)	$98,797
Adjustments to reconcile net income (loss) attributable to the Company to net cash used in operating activities:
Depreciation and amortization	11,485	15,395
Non-employee stock compensation expense	5,771	-
Net income from other investments, excluding impairment losses	(268,763)	(114,515)
Other than temporary impairment loss from other investments		11,092
Gain from dissolution of joint venture with related party	-	(226,157)
Net loss (gain) from investments in marketable securities	644,323	(385,579)
Net (loss) income attributable to non-controlling interest	(18,512)	6,587
Deferred income tax provision	-	-
Changes in assets and liabilities:
Other assets and other receivables	30,253	20,501
Accounts payable, accrued expenses and other liabilities	(32,703)	(3,721,483)
Total adjustments	371,854	(4,394,159)
Net cash used in operating activities	(891,781)	(4,295,362)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate partnership	(2,040,785)	(180,351)
Collections in notes and advances from related parties	-	226,157
Distributions from other investments	1,481,659	512,096
Contributions to other investments	(1,265,457)	(1,135,083)
Net proceeds from sales and redemptions of securities	5,824,969	6,175,986
Purchase of marketable securities	(5,196,955)	(12,329,319)
Additions in mortgage loans, notes and other receivables	-	(138,000)
Collections in mortgage loans, notes and other receivables	122,580	138,000
Purchases and improvements of properties	(51,365)	(274,691)
Proceeds from sales of properties	-	278,720
Proceeds from partial sale of affiliate	-	39,000
Net cash used in investing activities	(1,125,354)	(6,687,485)

CASH FLOWS FROM FINANCING ACTIVITIES:
Margin borrowings	4,838,458	-
Dividend paid	(526,963)	-
Purchase of treasury stock	(214,421)	-
Repayment of mortgages and notes payables	-	(102,891)
Net cash provided by (used in) financing activities	4,097,074	(102,891)

Net increase (decrease) in cash and cash equivalents	2,079,939	(11,085,738)
Cash and cash equivalents at beginning of the period	9,451,152	17,655,568
Cash and cash equivalents at end of the period	$11,531,091	$6,569,830

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$83,000	$72,000
Cash paid during the period for income taxes	$-	$1,593,000

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2014. The balance sheet as of December 31, 2014 was derived from audited consolidated financial statements as of that date. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for future periods or the full year.

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

3. INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities consist primarily of large capital corporate equity and debt securities in varying industries or issued by government agencies with readily determinable fair values. These securities are stated at market value, as determined by the most recent traded price of each security at the balance sheet date. Consistent with the Company's overall current investment objectives and activities its entire marketable securities portfolio is classified as trading. Included in investments in marketable securities is approximately $8 million of large capital real estate investment trusts (REITs) as of September 30, 2015.

Net realized and unrealized (loss) gain from investments in marketable securities for the three and nine months ended September 30, 2015 and 2014 is summarized below:

	Three months ended September 30,		Nine months ended September 30,
Description	2015	2014	2015	2014
Net realized (loss) gain from sales of securities	$(18,000)	$290,000	$186,000	$336,000
Unrealized net (loss) gain in trading securities	(256,000)	(542,000)	(830,000)	50,000
Total net (loss) gain from investments in marketable securities	$(274,000)	$(252,000)	$(644,000)	$386,000

For the three and nine months ended September 30, 2015, net unrealized losses from trading securities were $256,000 and $830,000, respectively. This is compared to net unrealized (loss) gains of ($542,000) and $50,000 for the three and nine months ended September 30, 2014, respectively.

For the three months ended September 30, 2015, net realized loss from sales of marketable securities was approximately $18,000, and consisted of approximately $104,000 of gross gains and $122,000 of gross losses. For the nine months ended September 30, 2015, net realized gain from sales of marketable securities was approximately $186,000, and consisted of approximately $443,000 of gross gains net of $257,000 of gross losses.

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

4. INVESTMENT IN REAL ESTATE PARTNERSHIP

As previously reported, in September 2014, the Company, through a newly-formed wholly owned subsidiary (HMG Orlando LLC, a Delaware limited liability company), acquired a one-third equity membership interest in JY-TV Associates, LLC a Florida limited liability company (“JY-TV”) and entered into the Amended and Restated Operating Agreement of JY-TV (the “Agreement”). Also, as previously reported, on May 19, 2015, pursuant to the terms of a Construction Loan Agreement, between JY-TV Associates LLC (“JY-TV” or the “Borrower”, which is one-third owned by a wholly-owned subsidiary of the Company) and Wells Fargo Bank ("Lender"), Lender loaned to the Borrower the principal sum of $27 million pursuant to a senior secured construction loan ("Loan"). The proceeds of the Loan are being used to finance the previously reported construction of multi-family residential apartments containing 240 units totaling approximately 239,000 net rentable square feet on a 9.5 acre site located in Orlando, Florida ("Project"). Total development costs for the Project are estimated at $34 million and the Borrower’s equity totals approximately $7 million. Construction of the Project commenced in June 2015 and is proceeding as planned.

As previously reported, the Company and certain affiliates of the other two members of the Borrower ("Guarantors") entered into a Completion Guaranty Agreement ("Completion Guaranty") and a Repayment Guaranty Agreement ("Repayment Guaranty") (collectively, the “Guaranties”) with the Lender. Under the Completion Guaranty, Guarantors shall unconditionally guaranty, on a joint and several basis, lien free completion of all improvements with respect to the Project and any construction or completion obligations required to be made by the Borrower pursuant to any approved leases. Under the Repayment Guaranty, Guarantors shall provide an unconditional guaranty including the repayment of $11.5 million of the principal balance of the Loan, repayment of all accrued but unpaid interest and payment of any other sums payable under any of the Loan Agreement. Each Guarantor is required to maintain compliance at all times with certain financial covenants, as defined. As of September 30, 2015 the Company was in compliance with all debt covenants.

This investment is accounted for under the equity method.

5. OTHER INVESTMENTS

As of September 30, 2015, the Company’s portfolio of other investments had an aggregate carrying value of approximately $3.8 million and we have committed to fund approximately $2.7 million as required by agreements with the investees. The carrying value of these investments is equal to contributions less distributions and loss valuation adjustments, if any.

During the nine months ended September 30, 2015, we made contributions to other investments of approximately $1.3 million primarily in two new real estate investments and two new private equity funds investing in diversified businesses. The real estate investments consisted of one for $300,000 in a real estate partnership owning residential rental property in San Antonio, Texas and the other for $100,000 is a real estate partnership owning a second mortgage on a property located in Miami, Florida. The private equity fund investments consisted of one for $500,000 commitment of which $225,000 was funded, and another private equity fund for $300,000 which was fully funded.

During the nine months ended September 30, 2015, we received distributions from other investments of approximately $1.5 million primarily from two real estate investments which sold property. We received $686,000 from our investment in a commercial building located near the Company’s offices purchased in 2005 with a carrying value of $39,000 as of September 30, 2015. We also received $131,000 from our investment in a partnership which sold its rental property in Miami, Florida and distributed the sales proceeds in February 2015, and in September 2015 we received $124,000 proceeds from our investment in a real estate partnership owning a second mortgage (as mentioned above). Additionally, we received approximately $540,000 in cash distributions from various other investments during the nine months ended September 30, 2015.

Net income from other investments for the three and nine months ended September 30, 2015 and 2014, is summarized below:

	Three months ended September 30,		Nine months ended September 30,
Description	2015	2014	2015	2014
Partnerships owning diversified businesses	$73,000	$14,000	$132,000	$91,000
Partnerships owning real estate and related	18,000	-	120,000	1,000
Income from investment in 49% owned affiliate (T.G.I.F. Texas, Inc.)	1,000	16,000	17,000	23,000
Total net income from other investments (excluding other than temporary impairment losses)	$92,000	$30,000	$269,000	$115,000

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2015 and December 31, 2014, aggregated by investment category and the length of time that investments have been in a continuous loss position:

	As of September 30, 2015
	12 Months or Less		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$—	$—	$5,000	$(11,000)	$5,000	$(11,000)
Partnerships owning diversified businesses investments	455,000	(45,000)	—	—	455,000	(45,000)
Partnerships owning real estate and related investments	95,000	(14,000)	—	—	95,000	(14,000)
Other (private banks, etc.)	286,000	(14,000)	242,000	(8,000)	528,000	(22,000)
Total	$836,000	$(73,000)	$247,000	$(19,000)	$1,083,000	$(92,000)

	As of December 31, 2014
	12 Months or Less		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$—	$—	$5,000	$(11,000)	$5,000	$(11,000)
Partnerships owning diversified businesses investments	190,000	(10,000)	—	—	190,000	(10,000)
Partnerships owning real estate and related investments	45,000	(30,000)	—	—	45,000	(30,000)
Other (private banks, etc.)	242,000	(8,000)			242,000	(8,000)
Total	$477,000	$(48,000)	$5,000	$(11,000)	$482,000	$(59,000)

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

In accordance with ASC Topic 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments (“OTTI”) there were no OTTI impairment valuation adjustments for the three and nine months ended September 30, 2015. The Company recorded approximately $11,000 in OTTI impairment valuation adjustment for the three and nine months ended September 30, 2014.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC Topic 820, the Company measures cash and cash equivalents, marketable debt and equity securities at fair value on a recurring basis. Other investments are measured at fair value on a nonrecurring basis.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis during the three and nine months ended September 30, 2015 and for the year ended December 31, 2014, using quoted prices in active markets for identical assets (Level 1) and significant other observable inputs (Level 2). For the periods presented, there were no major assets measured at fair value on a recurring basis which uses significant unobservable inputs (Level 3):

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurement at reporting date using
Description	Total September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$1,548,000	$1,548,000	$—	$—
U.S. T-bills	9,483,000	9,483,000	—
Marketable securities:
Corporate debt securities	738,000	—	738,000	—
Marketable equity securities	9,780,000	9,780,000	—	—
Total assets	$21,549,000	$20,811,000	$738,000	$—

	Fair value measurement at reporting date using
Description	Total December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Time deposits	$55,000	$		$55,000	$
Money market mutual funds	1,206,000		1,206,000	—		—
U.S. T-bills	7,200,000		7,200,000	—		—
Marketable securities:
Corporate debt securities	1,098,000		—	1,098,000		—
Marketable equity securities	10,692,000		10,692,000	—		—
Total assets	$20,251,000		$19,098,000	$1,153,000		$—

Carrying amount is the estimated fair value for corporate debt securities and time deposits based on a market-based approach using observable (Level 2) inputs such as prices of similar assets in active markets.

The following are the major categories of assets and liabilities measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2015 and for the year ended December 31, 2014. This category includes other investments which are measured using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

	Fair value measurement at reporting date using
	Total September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total losses for the three and nine months ended
Description	2015	(Level 1)	(Level 2) (a)	(Level 3) (b)	9/30/2015
Assets:
Other investments by investment focus:
Technology & Communication	$284,000	$—	$284,000	$—	$—
Diversified businesses	1,720,000	—	1,720,000	—	—
Real estate and related	1,190,000	—	1,053,000	137,000	—
Other	635,000	—	—	635,000	—
Total assets	$3,829,000	$—	$3,057,000	$772,000	$—

	Fair value measurement at reporting date using				Total
	Total	Quoted Prices in Active	Significant Other	Significant	losses for
	December 31,	Markets for Identical Assets	Observable Inputs	Unobservable Inputs	year ended
Description	2014	(Level 1)	(Level 2) (a)	(Level 3) (b)	12/31/2014
Assets:
Other investments by investment focus:
Technology & Communication	$288,000	$—	$288,000	$—	$11,000
Diversified businesses	1,200,000	—	1,200,000	—	—
Real estate and related	1,680,000	—	737,000	943,000	—
Other	625,000	—	—	625,000	—
Total assets	$3,793,000	$—	$2,225,000	$1,568,000	$11,000

(a)	Other investments measured at fair value on a non-recurring basis include investments in certain entities that calculate net asset value per share (or its equivalent such as member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed, “NAV”). This class primarily consists of private equity funds that have varying investment focus. These investments can never be redeemed with the funds. Instead, the nature of the investments in this class is that distributions are received through the liquidation of the underlying assets of the fund. If these investments were held it is estimated that the underlying assets of the fund would be liquidated over 5 to 10 years. As of September 30, 2015, it is probable that all of the investments in this class will be sold at an amount different from the NAV of the Company’s ownership interest in partners’ capital. Therefore, the fair values of the investments in this class have been estimated using recent observable information such as audited financial statements and/or statements of partners’ capital obtained directly from investees on a quarterly or other regular basis. During the nine months ended September 30, 2015, the Company received distributions of approximately $517,000 from this type of investment primarily from investments in diversified businesses and real estate. During the nine months ended September 30, 2015, the Company made contributions totaling approximately $1.2 million in this type of investment. As of September 30, 2015, the amount of the Company’s unfunded commitments related to the aforementioned investments is approximately $2.2 million.
(b)	Other investments above which are measured on a nonrecurring basis using Level 3 unobservable inputs consist of investments primarily in commercial real estate in Florida through private partnerships and three investments in the stock of private banks in Florida and Texas. The Company does not know when it will have the ability to redeem the investments and has categorized them as a Level 3 fair value measurement. The Level 3 real estate and related investments of approximately $377,000 include one investment in a commercial building located near the Company’s offices purchased in 2005 with a carrying value as of September 30, 2015 of $39,000. In January, April and August 2015, the Company received distributions totaling $686,000 from this investment. Investments in this category are measured using primarily inputs provided by the managing member of the partnerships with whom the Company has done similar transactions in the past and is well known to management. The fair values of these real estate investments have been estimated using the net asset value of the Company’s ownership interest in partners’ capital. The other Level 3 investments include investments in private bank stocks and a reinsurance company. The fair values of these other Level 3 investments have been estimated using the cost method less distributions received and other than temporary impairments. This investment is valued using inputs provided by the management of the investee.

The following table includes a roll-forward of the investments classified within level 3 of the fair value hierarchy for the nine months ended September 30, 2015:

Level 3 Investments:
Balance at January 1, 2015	$1,568,000
Investment in Level 3 investments	110,000
Distributions from Level 3 investments, net of gains	(906,000)
Balance at September 30, 2015	$772,000

7. INCOME TAXES

As previously reported, during the fourth quarter of 2014 the Company discovered that it fell short of meeting the 75% asset test.  Management has taken the necessary steps to meet the test and filed its REIT tax return on September 15, 2015.

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

The Company accounts for income taxes in accordance with ASC Topic 740, “Accounting for Income Taxes”. ASC Topic 740 requires a Company to use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes only pertain to CII. As of September 30, 2015 the Company has recorded a net deferred tax liability of $217,000 as a result of timing differences associated with the carrying value of the investment in affiliate (TGIF) and other investments. CII’s NOL carryover to 2015 is estimated at $1.1 million expiring in 2034 and has been fully reserved due to CII historically having tax losses.

The provision for income taxes in the consolidated statements of comprehensive income consists of the following:

Nine months ended September 30,	2015	2014
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	$157,000	$(19,000)
State	18,000	(1,000)
	175,000	(20,000)
(Addition to) release of valuation allowance	(175,000)	20,000
Total	$-	$-

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended since December 31, 2011 which are the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2015.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the consolidated financial statements as selling, general and administrative expense.

8. STOCK OPTIONS

Stock based compensation expense is recognized using the fair-value method for all awards. During the nine months ended September 30, 2015 the Company granted options to purchase 3,000 shares of the Company’s common stock to one director. The exercise price of the option is equal to $12.75 per share, the market price of the stock on the date of grant and the option expires on August 25, 2016. The Company determined the fair value of its option awards using the Black-Scholes option pricing model. The following assumptions were used to value the options granted during the nine months ended September 30, 2015: 1.6 year expected life; expected volatility of approximately 37%; risk-free of .17% and annual dividend yield of 4%. The expected life for options granted during the period represents the period of time that options are to be outstanding based on the expiration date of the Plan. Expected volatilities are based upon historical volatility of the Company’s stock over a period equal to the 1.6 year expected life.

The weighted average fair value for options granted during the nine months ended September 30, 2015 was $12.04 per share. For the nine months ended September 30, 2015 the Company recorded approximately $6,000 in non-employee stock option expense relating to the options granted in 2015.

The following table summarizes stock option activity during the three and nine months ended September 30, 2015.

	Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2015	17,700	$18.35
Granted	3,000	$12.75
Outstanding at September 30, 2015	20,700	$17.54

The following table summarizes information concerning outstanding and exercisable options as of September 30, 2015:

	Number Outstanding	Weighted Average
Strike Price	and exercisable	Strike Price
$12.75	3,000	$12.75
$17.84	9,500	$17.84
$18.89	7,500	$18.89
$19.50	700	$19.50
	20,700	$17.54

As of September 30, 2015 the options outstanding and exercisable had no intrinsic value.

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The Company reported a net loss of approximately $507,000 ($.49 per share) and approximately $1,264,000 ($1.21 per share) for the three and nine months ended September 30, 2015, respectively. For the three and nine months ended September 30, 2014, we reported a net loss of $328,000 ($.31 per share) and net income of approximately $99,000 ($.09 per share), respectively.

REVENUES

Rentals and related revenues for the three and nine months ended September 30, 2015 and 2014 consists primarily of rent from the Advisor to CII for its corporate office.

Net realized and unrealized (loss) gain from investments in marketable securities:

Net realized (loss) gain from investments in marketable securities for the three and nine months ended September 30, 2015 was approximately ($18,000) and $186,000, respectively. Net realized gain from investments in marketable securities for the three and nine months ended September 30, 2014 was approximately $290,000 and $336,000, respectively. Net unrealized loss from investments in marketable securities for the three and nine months ended September 30, 2015 was approximately $256,000 and $830,000, respectively. Net unrealized (loss) gain from investments in marketable securities for the three and nine months ended September 30, 2014 was approximately ($542,000) and $50,000, respectively. For further details refer to Note 3 to Condensed Consolidated Financial Statements (unaudited).

Net income from other investments:

Net income from other investments for the three and nine months ended September 30, 2015 was approximately $92,000 and $269,000, respectively. Net income from other investments for the three and nine months ended September 30, 2014 was approximately $30,000 and $115,000, respectively. For further details refer to Note 5 to Condensed Consolidated Financial Statements (unaudited).

Interest, dividend and other income:

Interest, dividend and other income for the three and nine months ended September 30, 2015 was approximately $267,000 and $618,000, respectively. Interest, dividend and other income for the three and nine months ended September 30, 2014 was approximately $184,000 and $672,000, respectively. Included in other income for the three and nine months ended September 30, 2015 was approximately $123,000 received in September 2015 from the settlement of litigation relating to Grove Isle.

EXPENSES

Professional fees and expenses for the three and nine months ended September 30, 2015 as compared with the same periods in 2014 increased by approximately $190,000 (225%) and $358,000 (159%), respectively, primarily due to increased legal fees.

General and administrative expenses for the three and nine months ended September 30, 2015 as compared with the same periods in 2014 increased by approximately $16,000 (26%) and $87,000 (52%), respectively, primarily due to increased broker and placement fees.

EFFECT OF INFLATION:

Inflation affects the costs of holding the Company's investments. Increased inflation would decrease the purchasing power of our mainly liquid investments.

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES

The Company's material commitments primarily consist of a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of approximately $2.1 million due on demand, contributions committed to other investments of approximately $2.7 million due upon demand. The funds necessary to meet these obligations are expected from the proceeds from the sales of investments, distributions from investments and available cash.

MATERIAL COMPONENTS OF CASH FLOWS

For the nine months ended September 30, 2015, net cash used in operating activities was approximately $892,000, primarily consisting of operating expenses.

For the nine months ended September 30, 2015, net cash used in investing activities was approximately $1.1 million. This consisted primarily of $5.2 million in purchases of marketable securities, $2 million investment in real estate partnership (Orlando) and $1.3 million of contributions to other investments. These uses of funds were partially offset by net proceeds from sales of marketable securities of $5.8 million and distributions from other investments of $1.5 million.

For the nine months ended September 30, 2015, net cash provided by financing activities was $4.1 million, consisting of margin borrowings (net of margin repayments) of $4.8 million, dividend payment of $527,000 and purchases of treasury shares of $214,000.

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

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

Grove Isle Associates, LLLP was a co-defendant in two lawsuits in the circuit court in Miami Dade County Florida. These cases arose from claims by a condominium association and resident seeking a declaratory judgment regarding certain provisions of the declaration of condominium relating to the Grove Isle Club and the developer. Both lawsuits were settled in September 2015 and did not have a significant impact on the financial statements for the three and nine months ended September 30, 2015.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds:

The following table presents information regarding the shares of our common stock we purchased during each of the nine calendar months ended September 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan (1)

Jan. 1 –31, 2015	8,245	$12.12	8,245	$390,690
Feb. 1 –28, 2015	1,619	$12.30	1,619	$370,778
March 1 –31, 2015	1,309	$12.53	1,309	$354,377
April 1 –30, 2015	-	-	-	$354,377
May 1 –31, 2015	260	$12.57	260	$351,108
June 1 –30, 2015	2,000	$13.51	2,000	$324,096
July 1 –31, 2015	-	-	-	$324,096
Aug. 1 – 31, 2015	4,000	$11.38	4,100	$277,458
Sept. 1 – 30, 2015	100	$12.56	100	$276,202

(1)	We have one current program to repurchase outstanding shares of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. This program was approved by our Board of Directors and announced in November 2012 (the “2012 Program”) and expires on December 31, 2015. As previously reported, on December 19, 2014, HMG’s Board of Directors authorized to increase the purchase limit under the 2012 Program up to a limit of $500,000 (from $300,000) of HMG common stock.

As of September 30, 2015 the maximum dollar value of shares that may yet be purchased under the program is $276,202. During the nine months ended September 30, 2015, there were 17,633 shares purchased as part of this publicly announced program, as revised

Item 3.       Defaults Upon Senior Securities: None.

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

HMG/COURTLAND PROPERTIES, INC.

Dated: November 13, 2015	/s/ Maurice Wiener
CEO and President

Dated: November 13, 2015	/s/Carlos Camarotti
CFO and Vice President