Form 10-K
period 2015-12-31
HMG COURTLAND PROPERTIES INC
filed 2016-03-23
CIK 311817

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2015

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
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant (excludes shares of voting stock held by directors, executive officers and beneficial owners of more than 10% of the Registrant’s voting stock; however, this does not constitute an admission that any such holder is an “affiliate” for any purpose) based on the closing price of the stock as traded on the NYSE Amex Exchange on the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2015) was $4,572,995. The number of shares outstanding of the issuer’s common stock, $1 par value as of the latest practicable date: 1,035,493 shares of common stock, $1 par value, as of March 23, 2016.

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

The Company’s portfolio of REIT marketable securities consist of preferred and non-preferred equity of large capital publicly traded REITs with a market value of approximately $8.3 million as of December 31, 2015.

The Company’s investments in non-REIT marketable securities include equity and debt securities issued primarily by large capital companies or government agencies with readily determinable fair values in varying industries. This includes real estate investment trusts and mutual funds focusing in commercial real estate activities. Substantially all of the Company’s marketable securities investments are in companies listed on major national stock markets, however the overall investment portfolio and some of the Company’s investment strategies could be viewed as risky and the market values of the portfolio may be subject to fluctuations. Consistent with the Company’s overall investment objectives and activities, management classifies all marketable securities as being held in a trading portfolio. Accordingly, all unrealized gains and losses on the Company’s investments in marketable securities are recorded in the Consolidated Statements of Income. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Information regarding the amounts and types of investments in marketable securities is set forth in Note 3 of the Notes to Consolidated Financial Statements.

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

Investment in Affiliate.

The Company’s investment in affiliate consists of a 49% equity interest in T.G.I.F. Texas, Inc. (“TGIF”). TGIF was incorporated in Texas and operates solely from the Company’s corporate office in Miami, Florida. The Company’s CEO, Maurice Wiener, is also the CEO of TGIF. Its assets consist primarily of promissory notes receivable from its shareholders including CII and Mr. Wiener and other investments including marketable debt and equity securities. This investment’s carrying value as of December 31, 2015 and 2014 was approximately $2.1 and $2.2 million, respectively. CII’s note payable to TGIF which is due on demand was approximately $1.8 million and $2.1 million as of December 31, 2015 and 2014, respectively. Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Insurance, Environmental Matters and Other:

In the opinion of management, all significant real estate assets of the Company are adequately covered by insurance and the cost and effects of complying with environmental laws do not have a material impact on the Company’s operations.

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

Employees.

The Company’s management is provided in accordance with its Advisory Agreement (the “Agreement”) with HMGA, Inc. (“the Adviser”), as described below under “Terms of the Agreement”. Reference is also made to Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

On October 15, 2015, the shareholders approved the renewal and amendment of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2016 and expiring December 31, 2016.

The Adviser is majority owned by Mr. Wiener. The officers and directors of the Adviser are as follows: Maurice Wiener, Chairman of the Board, Chief Executive officer and President and Carlos Camarotti, Vice President - Finance and Assistant Secretary.

Advisory Fees. For the years ended December 31, 2015 and 2014, the Company and its subsidiaries incurred Adviser fees of approximately $697,000 and $714,000, respectively. This consisted of $660,000 in regular compensation for 2015 and 2014, and $37,000 and $54,000 in incentive fee compensation for 2015 and 2014, respectively.

Item 2. Description of Property.

Executive offices (Coconut Grove, Florida). The principal executive offices of the Company and the Adviser are located at 1870 South Bayshore Drive, Coconut Grove, Florida, 33133, in premises owned by the Company’s subsidiary CII and is primarily leased to the Adviser pursuant to a lease agreement originally dated December 1, 1999. In December 2014 the lease was renewed for one year with two one year extensions. The lease (as extended) provides for base rent of $50,400 per year payable in equal monthly installments during the term of the lease which expired on December 1, 2015, and was extended to December 1, 2016. The Adviser, as tenant, pays utilities, certain maintenance and security expenses relating to the leased premises.

The Company regularly evaluates potential real estate acquisitions for future investment or development and would utilize funds currently available or from other resources to implement its strategy.

Item 3. Legal Proceedings.

Grove Isle Associates, LLLP was a co-defendant in two lawsuits in the circuit court in Miami Dade County Florida. These cases arose from claims by a condominium association and resident seeking a declaratory judgment regarding certain provisions of the declaration of condominium relating to the Grove Isle Club and the developer. Both lawsuits were settled in September 2015 and did not have a significant impact on the financial statements for the year ended December 31, 2015.

Item 4. Mine Safety Disclosures.

Not applicable to the Company.

Part II.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

The high and low per share closing sales prices of the Company’s stock on the NYSE Amex Exchange (ticker symbol: HMG) for each quarter during the past two years were as follows:

	High	Low
March 31, 2015	$13.00	$9.18
June 30, 2015	$13.51	$11.89
September 30, 2015	$14.57	$11.05
December 31, 2015	$12.54	$10.38

March 31, 2014	$18.75	$16.48
June 30, 2014	$17.17	$14.00
September 30, 2014	$16.15	$13.02
December 31, 2014	$16.50	$11.00

On December 21, 2015 the Company declared a return of capital dividend of $.50 per share which was paid on January 11, 2016 to all shareholders of record as of December 31, 2015.

On December 19, 2014 the Company declared a return of capital dividend of $.50 per share which was paid on January 7, 2015 to all shareholders of record as of December 29, 2014.

The Company’s policy has been to pay dividends as are necessary for it to qualify for taxation as a REIT under the Internal Revenue Code.

As of March 8, 2016, there were 278 shareholders of record of the Company’s common stock.

The following table illustrates securities authorized for issuance under the Company’s equity compensation plan, the 2011 Stock Option Plan:

	Number of securities
	to be issued upon	Weighted-average	Number of securities remaining
	exercise of	exercise price of	available for future issuance under
	outstanding options	outstanding options	equity compensation plans
Equity compensation plan approved by shareholders	17,700	$18.35	17,900
Equity compensation plan not approved by shareholders	—	—	—
Total	17,700	$18.35	17,900

The following table summarizes stock option activity during the year ended December 31, 2015:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Outstanding at January 1, 2015	17,700	$18.35
Granted	3,000	$12.75
Exercised	-	-
Outstanding at December 31, 2015	20,700	$17.54

The following table summarizes stock option activity during the year ended December 31, 2014:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Outstanding at January 1, 2014	22,700	$15.37
Granted	-	-
Exercised	(5,000)	$4.80
Outstanding at December 31, 2014	17,700	$18.35

The intrinsic value of options exercised during the year ended December 31, 2014 was $39,000.

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2015:

Number Outstanding	Weighted Average
and exercisable	Strike Prices
3,000	$12.75
9,500	$17.84
7,500	$18.89
700	$19.50
20,700	$17.54

As of December 31, 2015 stock options outstanding and exercisable had no intrinsic value.

The following table presents information regarding the shares of our common stock we purchased during each of the twelve calendar months ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan (1)

Jan. 1 –31, 2015	8,245	$12.12	8,245	$390,690
Feb. 1 –28, 2015	1,619	$12.30	1,619	$370,778
March 1 –31, 2015	1,309	$12.53	1,309	$354,377
April 1 –30, 2015	-	-	-	$354,377
May 1 –31, 2015	260	$12.57	260	$351,108
June 1 –30, 2015	2,000	$13.51	2,000	$324,096
July 1 –31, 2015	-	-	-	$324,096
Aug. 1 – 31, 2015	4,000	$11.38	4,100	$277,458
Sept. 1 – 30, 2015	100	$12.56	100	$276,202
Oct. 1 – 31, 2015	-	-	-	$276,202
Nov. 1 – 30, 2015	-	-	-	$276,202
Dec. 1 – 31, 2015 (program expired)	-	-	-	$-

1.	During 2015 we had one current program to repurchase outstanding shares of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. This program was approved by our Board of Directors and announced in November 2012 (the “2012 Program”) and expired on December 31, 2015.

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

Marketable Securities. Consistent with the Company’s overall investment objectives and activities, management has classified its entire marketable securities portfolio as trading. As a result, all unrealized gains and losses on the Company’s investment portfolio are included in the Consolidated Statements of Income. Our investments in trading equity and debt marketable securities are carried at fair value and based on quoted market prices or other observable inputs. Marketable securities are subject to fluctuations in value in accordance with market conditions.

Other Investments. The Company’s other investments consist primarily of nominal equity interests in various privately-held entities, including limited partnerships whose purpose is to invest venture capital funds in growth-oriented enterprises. The Company does not have significant influence over any investee and the Company’s investment represents less than 3% of the investee’s ownership. None of these investments meet the criteria of accounting under the equity method and are carried at cost less distributions and other than temporary unrealized losses. These investments do not have available quoted market prices, so we must rely on valuations and related reports and information provided to us by those entities. These valuations are by their nature subject to estimates which could change significantly from period to period. The Company regularly reviews the underlying assets in its other investment portfolio for events, that may indicate the investment has suffered other-than-temporary decline in value including. These events include but are not limited to bankruptcies, closures and declines in estimated fair value. When a decline is deemed other-than-temporary, we permanently reduce the cost basis component of the investments to its estimated fair value, and the loss is recorded as a component of net income from other investments. As such, any recoveries in the value of the investments will not be recognized until the investments are sold.

We believe our estimates of each of these items historically have been adequate. However, due to uncertainties inherent in the estimation process, it is reasonably possible that the actual resolution of any of these items could vary significantly from the estimate and, accordingly, there can be no assurance that the estimates may not materially change in the near term.

Real Estate. Land, buildings and improvements, furniture, fixtures and equipment are recorded at cost. Tenant improvements, which are included in buildings and improvements, are stated at cost. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Renovations and/or replacements, which improve or extend the life of the asset are capitalized and depreciated over the shorter of their estimated useful lives, or the remaining lease term (if leased).

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

Results of Operations:

For the years ended December 31, 2015, the Company reported a net loss attributable to the Company of approximately $1,060,000 ($1.02 per share). For the year ended December 31, 2014, the Company reported net income of approximately $233,000 ($.22 per share). The net loss in 2015, as further explained below, was primarily the result of increased legal fees and decreased gains from marketable securities.

Revenues:

Total revenues for the years ended December 31, 2015 and 2014 were approximately $65,000 and $77,000, respectively and is primarily comprised of rental revenue from the corporate office.

Expenses:

Total expenses for the year ended December 31, 2015 as compared to that of 2014 increased by approximately $373,000 (or 25%). This increase was primarily due to increased legal fees, partially offset by decreased other general and administrative expenses. Legal fees increased by approximately $427,000 (587%) in 2015 as compared to 2014. This was due to the Grove Isle litigation which was settled in September 2015.

Other Income:

Net realized and unrealized gain (loss) from investments in marketable securities:

Net gain (loss) from investments in marketable securities, including marketable securities distributed by partnerships in which the Company owns minority positions, for the years ended December 31, 2015 and 2014, is as follows:

Description	2015	2014
Net realized gain from sales of marketable securities	$50,000	$400,000
Net unrealized (loss) gain from marketable securities	(402,000)	259,000
Total net (loss) gain from investments in marketable securities	$(352,000)	$659,000

Net realized gain from sales of marketable securities consisted of approximately $487,000 of gains net of $437,000 of losses for the year ended December 31, 2015. The comparable amounts in fiscal year 2014 were approximately $523,000 of gains net of $123,000 of losses.

Consistent with the Company’s overall current investment objectives and activities, the entire marketable securities portfolio is classified as trading (as defined by U.S generally accepted accounting principles). Unrealized gains or losses from marketable securities are recorded as other income in the Consolidated Statement of Income.

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

Net income from other investments is summarized below (excluding other than temporary impairment losses):

	2015	2014
Venture capital funds – diversified businesses (a)	$151,000	$90,000
Partnerships owning real estate and related investments	149,000	11,000
Investment in 49% owned affiliate and other (b)	22,000	19,000
Total net income from other investments	$322,000	$120,000

(a) The gains in 2015 and 2014 consist of various cash distributions from investments owning diversified businesses and real estate and related investments which made cash distributions from the sale or refinancing of operating companies. The increase in gain between 2015 and 2014 from partnerships owning real estate and related investments primarily consisted of $85,000 from one investment in a limited partnerships which sold various real estate interests and distributed proceeds in 2015.

(b) This gain represents income from the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”). In 2015 and 2014 TGIF declared and paid a cash dividend of which the Company’s portion of was approximately $196,000 each year. These dividends were recorded as reduction in the investment carrying value as required under the equity method of accounting for investments.

Other than temporary impairment (“OTTI”) losses from other investments

	2015		2014
Technology and related		$-	$(11,000)
Total other than temporary impairment loss from other investments	$		$(11,000)

There were no OTTI losses for the year ended December 31, 2015. The OTTI loss for the year ended December 31, 2014 consists of a recognized impairment loss in an investment in a partnership that invested in technology related companies.

Net income or loss from other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s net earnings. However, the amount of investment gain or loss from other investments for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

Interest, dividend and other income

Interest, dividend and other income for the year ended December 31, 2015 as compared with 2014 decreased by approximately $121,000 (or 13%), primarily due to decreased other income from a non-recurring gain of approximately $282,000 from the dissolution of South Bayshore Associates (SBA), as previously reported. This decrease was partially offset by approximately $161,000 in increased dividends and other income.

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

There was no provision for or benefit from income taxes for the year ended December 31, 2015. Benefit from income taxes for the year ended December 31, 2014 was approximately $8,000, consisting of refunding state income taxes.

As of December 31, 2015 the Company (excluding CII) has an estimated tax net operating loss carryover (NOL) of approximately $333,000.

The Company’s 95%-owned subsidiary, CII, files a separate income tax return and its operations are not included in the REIT’s income tax return.

For CII, the Company follows the liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amount and the tax basis of assets and liabilities at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. As a result of timing differences associated with the carrying value of other investments, unrealized gains and losses of marketable securities, depreciable assets and the future benefit of a net operating loss, as of December 31, 2015 and 2014, the Company has recorded a net deferred tax liability of $217,000.

As of December 31, 2015, CII has an estimated NOL of approximately $1.2 million which has been fully reserved due to CII historically having tax losses.

Effect of Inflation.

Inflation affects the costs of maintaining the Company’s investments.

Liquidity, Capital Expenditure Requirements and Capital Resources. The Company’s material commitments primarily consist of a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of approximately $1.8 million due on demand (see Item 13. Certain Relationships and Related Transactions and Director Independence), and contributions committed to other investments of approximately $2.7 million due upon demand. The funds necessary to meet these obligations are expected from the proceeds from the sales of investments, distributions from investments and available cash and equivalents ($11.2 million at December 31, 2015).

A summary of the Company’s contractual cash obligations at December 31, 2015 is as follows:

	Payments Due by Period
Contractual
Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Note payable	$1,800,000	$1,800,000	—	—	—
Other investments commitments	2,700,000	2,700,000	—	—	—
Total	$4,500,000	$4,500,000	—	—	—

The timing of amounts due under commitments for other investments is determined by the managing partners of the individual investments.

Material Changes in Operating, Investing and Financing Cash Flows.

The Company’s cash flows are generated primarily from its dividends, interest and sales proceeds of marketable securities, distributions from other investments and borrowings.

For the year ended December 31, 2015, net cash used in operating activities was approximately $1.3 million, primarily consisting of net loss before income taxes of approximately $1.1 million, plus approximately $235,000 of payment of accounts payable, accrued expenses and other liabilities relating to 2014.

For the year ended December 31, 2015, net cash used in investing activities was approximately $621,000 and consisted primarily of $6.8 million of purchases of marketable securities, $2 million investment in real estate partnership (Orlando) and $1.8 million of contributions to other investments. These uses of funds were partially offset by proceeds from sales of marketable securities of $7.8 million and distributions from other investments of $1.98 million.

For the year ended December 31, 2015, net cash provided by financing activities was approximately $3.7 million and consisted primarily of $4.75 million of margin borrowings, partially offset by repayment of note payable to affiliate of $300,000, dividend paid of $527,000 and purchase of treasury stock of $214,000.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable to the Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of HMG/Courtland Properties, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of HMG/Courtland Properties, Inc. (a Delaware corporation) and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of HMG/Courtland Properties, Inc. and Subsidiaries at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry Bekaert LLP
Coral Gables, Florida
March 23, 2016

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2015 AND 2014

	December 31,	December 31,
	2015	2014
ASSETS
Investment properties, net of accumulated depreciation:
Office building and other commercial property	$833,680	$793,749
Total investment properties, net	833,680	793,749

Cash and cash equivalents	11,213,385	9,451,152
Investments in marketable securities	10,507,750	11,790,037
Other investments	3,895,317	3,793,420
Investment in affiliate	2,061,706	2,232,972
Loans, notes and other receivables	1,260,620	1,400,877
Investment in real estate partnership	2.322,695	281,663
Other assets	129,755	53,356
TOTAL ASSETS	$32,224,908	$29,797,226

LIABILITIES
Note payable to affiliate	$1,800,000	$2,100,000
Margin payable	7,999,166	3,253,065
Dividends payable	517,747	526,963
Accounts payable, accrued expenses and other liabilities	23,132	210,691
Amounts due to the Adviser	36,799	54,111
Deferred income tax payable	217,000	217,000

TOTAL LIABILITIES	10,593,844	6,361,830

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Excess common stock, $1 par value; 100,000 shares authorized: no shares issued	—	—
Common stock, $1 par value; 1,200,000 shares authorized and 1,053,926 issued as of December 31, 2015 and 2014	1,053,926	1,053,926
Additional paid-in capital	24,255,614	24,249,844
Less: Treasury shares at cost (18,433 and 800 shares as of December 31, 2015 and 2014, respectively)	(223,798)	(9,377)
Undistributed gains from sales of properties, net of losses	52,709,950	53,227,696
Undistributed losses from operations	(56,375,340)	(55,315,000)
Total stockholders’ equity	21,420,352	23,207,089
Noncontrolling interest	210,712	228,307
TOTAL STOCKHOLDERS’ EQUITY	21,631,064	23,435,396
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,224,908	$29,797,226

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014
REVENUES
Real estate rentals and related revenue	$64,800	$76,754
Total revenues	64,800	76,754

EXPENSES
Operating expenses:
Rental and other properties	114,050	96,039
Adviser’s base fee	660,000	660,000
General and administrative	251,689	271,326
Professional fees and expenses	656,830	279,719
Directors’ fees and expenses	88,029	100,349
Depreciation expense	15,335	19,435
Interest expense	104,939	91,198
Total expenses	1,890,872	1,518,066

Loss before other income and income taxes	(1,826,072)	(1,441,312)

Net realized and unrealized (losses) gains from investments in marketable securities	(351,843)	659,276
Net income from other investments	321,962	120,589
Other than temporary impairment losses from other investments	-	(11,092)
Interest, dividend and other income	778,017	899,483
Total other income	748,136	1,668,256

(Loss) income before income taxes	(1,077,936)	226,944
Benefit from income taxes	-	(8,190)
Net (loss) income	(1,077,936)	235,134
Noncontrolling interest	17,597	(2,261)
Net (loss) income attributable to the Company	$(1,060,339)	$232,873

Weighted average common shares outstanding-basic	1,040,181	1,049,428
Weighted average common shares outstanding-diluted	1,040,181	1,049,428
Net (loss) income per common share:
Basic and diluted income per share	$(1.02)	$.22

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

				Undistributed
				Gains from Sales	Undistributed			Total
	Common Stock		Additional	of Properties	Losses from	Treasury Stock		Stockholders’
	Shares	Amount	Paid-In Capital	Net of Losses	Operations	Shares	Cost	Equity
Balance as of January 1, 2014	1,048,926	$1,048,926	$24,230,844	$53,754,659	$(55,547,873)	—	—	$23,486,556

Net income					232,873			232,873
Dividend paid - $.50 per share				(526,963)				(526,963)

Stock options exercised	5,000	5,000	19,000					24,000
Purchase of treasury stock						800	(9,377)	(9,377)

Balance as of December 31, 2014	1,053,926	1,053,926	24,249,844	53,227,696	(55,315,000)	800	(9,377)	23,207,089

Net loss					(1,060,339)			(1,060,339)

Dividend payable - $.50 per share				(517,747)				(517,747)

Non-employee stock option compensation			5,770					5,770

Purchase of treasury stock						17,633	(214,421)	(214,421)
Balance as of December 31, 2015	1,053,926	$1,053,926	$24,255,614	$52,709,949	$(56,375,339)	18,433	$(223,798)	$21,420,352

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income attributable to the Company	$(1,060,339)	$232,873
Adjustments to reconcile net (loss) income attributable to the Company to net cash used in operating activities:
Depreciation expense	15,335	19,435
Non-employee stock compensation	5,770	—
Net income from other investments, excluding impairment losses	(321,962)	(120,589)
Other than temporary impairment loss from other investments	—	11,092
Gain from dissolution of joint venture	—	(226,157)
Net loss (gain) from investments in marketable securities	351,843	(659,276)
Net (loss) gain attributable to noncontrolling interest	(17,597)	2,261
Changes in assets and liabilities:
Other assets and other receivables	(58,720)	(13,311)
Accounts payable, accrued expenses and other liabilities	(235,321)	(3,699,205)
Total adjustments	(260,652)	(4,685,750)
Net cash used in operating activities	(1,320,991)	(4,452,877)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sales and redemptions of securities	7,773,036	8,997,601
Increased investments in marketable securities	(6,842,592)	(15,405,765)
Investment in real estate partnership	(2,041,032)	(281,663)
Distributions from other investments	1,984,673	958,086
Contributions to other investments	(1,756,178)	(1,347,067)
Proceeds from collections of mortgage loans and notes receivables	122,580	138,000
Distribution from affiliate	193,286	232,286
Purchases and improvements of properties	(55,265)	(274,691)
Proceeds from sales of real estate and discontinued operations	—	278,720
Proceeds from collections of notes and advances from related parties	—	226,157
Additions in mortgage loans and notes receivable	—	(138,000)
Net cash used in investing activities	(621,492)	(6,616,336)

CASH FLOWS FROM FINANCING ACTIVITIES:
Margin borrowings	4,746,101	3,253,065
Dividend paid	(526,963)	—
Repayment of note payable to affiliate	(300,000)	(402,891)
Proceeds from stock options exercised	—	24,000
Purchase of treasury stock	(214,421)	(9,377)
Net cash provided by financing activities	3,704,717	2,864,797

Net increase (decrease) in cash and cash equivalents	1,762,234	(8,204,416)

Cash and cash equivalents at beginning of the year	9,451,152	17,655,568

Cash and cash equivalents at end of the year	$11,213,385	$9,451,152

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$105,000	$91,000
Cash paid during the year for income taxes	$—	$1,593,000

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 and 2014

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

HMG Orlando, LLC (“HMGO”). This wholly owned limited liability company was formed in August 2014. In September 2014 HMGO acquired a one-third equity membership interest in JY-TV Associates, LLC a Florida limited liability company (“JY-TV”) and entered into the Amended and Restated Operating Agreement of JY-TV (the “Agreement”). JY-TV was formed in 2014 for the sole purpose of purchasing and constructing two hundred forty (240) unit rental apartments on approximately 9.5 acres in Orlando, Florida. The other two initial members of JY-TV are not related to the Company.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2015 and 2014. The Company’s federal income tax returns since 2012 are subject to examination by the Internal Revenue Service, generally for a period of three years after the returns were filed.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the consolidated financial statements as selling, general and administrative expense.

Depreciation. Depreciation of the corporate offices properties held for investment is computed using the straight-line method over its estimated useful life of 39.5 years. Depreciation expense for the corporate offices for each of the years ended December 31, 2015 and 2014 was approximately $15,000 and $19,000, respectively.

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

The carrying value of financial instruments including other receivables, notes and advances due from related parties, accounts payable and accrued expenses and mortgages and notes payable approximate their fair values at December 31, 2015 and 2014, due to their relatively short terms or variable interest rates.

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

Marketable Securities. The entire marketable securities portfolio is classified as trading consistent with the Company’s overall investment objectives and activities. Accordingly, all unrealized gains and losses on the Company’s marketable securities investment portfolio are included in the Consolidated Statements of Income.

Gross gains and losses on the sale of marketable securities are based on the first-in first-out method of determining cost.

Marketable securities from time to time are pledged as collateral pursuant to broker margin requirements. There were no marketable securities pledged as collateral pursuant to margin agreements as of December 31, 2015.

Treasury bills, from time to time, are pledged as collateral pursuant to broker margin requirements. As of December 31, 2015 and 2014 the Company had approximately $7,999,000 and $3,253,000 of margin balances outstanding, respectively.

Notes and other receivables. Management periodically performs a review of amounts due on its notes and other receivable balances to determine if they are impaired based on factors affecting the collectability of those balances. Management’s estimates of collectability of these receivables requires management to exercise significant judgment about the timing, frequency and severity of collection losses, if any, and the underlying value of collateral, which may affect recoverability of such receivables. As of December 31, 2015 and 2014, the Company had no allowances for bad debt.

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

Income (loss) per common share. Net income (loss) per common share (basic and diluted) is based on the net income (loss) divided by the weighted average number of common shares outstanding during each year. Diluted net loss per share includes the dilutive effect of options to acquire common stock. Common shares outstanding include issued shares less shares held in treasury. There were 20,700 and 17,700 stock options outstanding as of December 31, 2015 and 2014, respectively. The 2015 and 2014 options were not included in the diluted earnings per share computation as their effect would have been anti-dilutive.

Gain on sales of properties. Gain on sales of properties is recognized when the minimum investment requirements have been met by the purchaser and title passes to the purchaser.

There were no sales of property in 2015 and 2014.

Cash and cash Equivalents. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Concentration of Credit Risk. Financial instruments that potentially subject the Company to concentration of credit risk are cash and cash equivalent deposits in excess of federally insured limits, marketable securities, other receivables and notes and mortgages receivable. From time to time the Company may have bank deposits in excess of federally insured limits (presently $250,000). The Company evaluates these excess deposits and transfers amounts to brokerage accounts and other banks to mitigate this exposure. As of December 31, 2015 and 2014, respectively, we had approximately $399,000 and $485,000 of deposits in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash.

Other intangible assets:

Deferred loan costs are amortized on a straight line basis over the life of the loan. This method approximates the effective interest rate method.

Noncontrolling Interest. Noncontrolling interest represents the noncontrolling or minority partners’ proportionate share of the equity of the Company’s majority owned subsidiaries. A summary for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014
Noncontrolling interest balance at beginning of year	$228,000	$282,000
Noncontrolling partners’ interest in operating gains of consolidated subsidiaries	(17,000)	2,000
Noncontrolling partners’ balance written off upon dissolution	-	(56,000)

Noncontrolling interest balance at end of year	$211,000	$228,000

Revenue recognition. CII is the lessor of the Company’s principal executive offices and the Adviser corporate offices. This lease agreement is classified as an operating lease and accordingly all rental revenue is recognized as earned based upon total fixed cash flow over the initial term of the lease, using the straight line method. The lease agreement originally dated December 1, 1999 and was due to expire on December 1, 2014. In December the lease was renewed for a one year lease term expiring on December 1, 2015, with two one year extensions permitted with an increase of 5% in rent for each extension. The lease was extended in December 2015 for one year, as permitted by the lease agreement. Beginning in December 2015 the base rent is $50,400 per year payable in equal monthly installments during the term of the lease. The Adviser, as tenant, pays utilities, certain maintenance and security expenses relating to the leased premises.

Impairment of long-lived assets. The Company periodically reviews the carrying value of its properties and long-lived assets in relation to historical results, current business conditions and trends to identify potential situations in which the carrying value of assets may not be recoverable. If such reviews indicate that the carrying value of such assets may not be recoverable, the Company would estimate the undiscounted sum of the expected future cash flows of such assets or analyze the fair value of the asset, to determine if such sum or fair value is less than the carrying value of such assets to ascertain if a permanent impairment exists. If a permanent impairment exists, the Company would determine the fair value by using quoted market prices, if available, for such assets, or if quoted market prices are not available, the Company would discount the expected future cash flows of such assets and would adjust the carrying value of the asset to fair value. There were no impairment of long-lived assets in 2015 and 2014.

Share-based compensation.

The Company accounts for share-based compensation in accordance with ASC Topic 718 “Share-Based Payments”. The Company has used the Black-Scholes option pricing model to estimate the fair value of stock options on the dates of grant.

Recent accounting pronouncements.

In March 2016 the FASB issued Accounting Standards Update No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The amendments affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence.

The amendments eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The Company is currently evaluating the potential impact this guidance will have on its consolidated financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02") that will supersede current guidance related to accounting for leases. The guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The standard will be effective for the first interim period within annual periods beginning after December 15, 2019 with early adoption permitted. The standard is required to be adopted using the modified retrospective approach. The Company is currently evaluating the potential impact this guidance will have on its consolidated financial position, results of operations and cash flows.

21

In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740)" ("ASU 2015-17"). Currently U.S. GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The amendments under ASU 2015-17 will require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update will be effective for fiscal years beginning after December 15, 2017 and interim periods within the fiscal years beginning after December 15, 2018. The adoption of ASU 2015-17 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30)" ("ASU 2015-03"). Currently generally accepted accounting principles U.S. GAAP requires any debt issuance costs to be reported in the balance sheet as deferred charges. The amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. The Company is currently evaluating the potential impact this guidance will have on its consolidated financial position, results of operations and cash flows.

In August 2014, the FASB issued Accounting Standard Update ASU2014-15 Disclosure of Uncertainties about an entity’s Ability to Continue as a Going Concern. This ASU amends ASC205-40. ASC205-40 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related note disclosures. With the amendments made by ASU 2014-15, financial statement disclosures will be required when there is substantial doubt about an entity’s ability to continue as a going concern or when substantial doubt is alleviated as a result of considerations of management’s plans. The new standard provides management with principles for evaluating whether there is substantial doubt by: providing a definition of substantial doubt, requiring an evaluation every reporting period (including interim periods), providing principles for considering the mitigating effect of management’s plans, requiring certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, requiring an express statement and other disclosures when substantial doubt is not alleviated, and requiring an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

The Company does not believe that other standards which have been issued but are not yet effective will have a significant impact on its financial statements.

2. INVESTMENT PROPERTIES

The components of the Company’s investment properties and the related accumulated depreciation information follow:

	December 31, 2015
		Accumulated
	Cost	Depreciation	Net
Office building and other commercial property:
Corporate Office - (Coconut Grove, FL) – Building	$652,198	$310,472	$357,060
Corporate Office – (Coconut Grove, FL) – Land	325,000	—	325,000
Other (Hopkinton, RI) – Land (50 acres)	48,305	—	48,305
Other (Paxton, MA) – Land (20,000 square feet)	6,960	—	6,960
Other (Montpelier, Vermont) – Building	52,000	52,000	—
Other (Montpelier, Vermont) - Land and improvements (5.4 acres)	111,689	—	111,689
	$1,196,152	$362,472	$833,680

	December 31, 2014
		Accumulated
	Cost	Depreciation	Net
Office building and other commercial property:
Corporate Office - (Coconut Grove, FL) – Building	$652,198	$295,138	$357,060
Corporate Office – (Coconut Grove, FL) – Land	325,000	—	325,000
Other (Montpelier, Vermont) – Building	52,000	52,000	—
Other (Montpelier, Vermont) - Land and improvements (5.4 acres)	111,689	—	111,689
	$1,140,887	$347,138	$793,749

3. INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities consist primarily of large capital corporate equity and debt securities in varying industries or issued by government agencies with readily determinable fair values. These securities are stated at market value, as determined by the most recent traded price of each security at the balance sheet date. Consistent with the Company's overall current investment objectives and activities its entire marketable securities portfolio is classified as trading. Accordingly all unrealized gains (losses) on this portfolio are recorded in income. Included in investments in marketable securities is approximately $8.3 million and $7.8 million of large capital real estate investment trusts (REITs) as of December 31, 2015 and 2014, respectively.

For the years ended December 31, 2015 and 2014, net unrealized (losses) gains on trading securities were approximately ($402,000) and $259,000, respectively.

	December 31, 2015			December 31, 2014
Description	Cost Basis	Fair Value	Unrealized Gain (loss)	Cost Basis	Fair Value	Unrealized Gain (loss)
Real Estate Investment Trusts	$8,108,000	$8,320,000	$212,000	$7,491,000	$7,791,000	$300,000

Mutual Funds, ETF & other	755,000	753,000	(2,000)	1,468,000	1,543,000	75,000

Other Equity Securities	666,000	697,000	31,000	1,191,000	1,358,000	167,000
Total Equity Securities	9,529,000	9,770,000	241,000	10,150,000	10,692,000	542,000
Debt Securities	847,000	737,000	(110,000)	1,107,000	1,098,000	(9,000)
Total	$10,376,000	$10,507,000	$131,000	$11,257,000	$11,790,000	$533,000

As of December 31, 2015, debt securities are scheduled to mature as follows:

	Cost	Fair Value
2016 – 2020	$49,000	$45,000
2021 – 2025	140,000	111,000
2026 – thereafter	658,000	581,000
	$847,000	$737,000

Net gain (loss) from investments in marketable securities for the years ended December 31, 2015 and 2014 is summarized below:

Description	2015	2014
Net realized gain from sales of marketable securities	$50,000	$400,000
Net unrealized (loss) gain from marketable securities	(402,000)	259,000
Total net (loss) gain from investments in marketable securities	$(352,000)	$659,000

Net realized gain from sales of marketable securities consisted of approximately $487,000 of gains net of $437,000 of losses for the year ended December 31, 2015. The comparable amounts in fiscal year 2014 were gains of approximately $523,000 net of $123,000 of losses

Consistent with the Company’s overall current investment objectives and activities the entire marketable securities portfolio is classified as trading (as defined by U.S. generally accepted accounting principles). Unrealized gains or losses of marketable securities on hand are recorded in income.

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

4. OTHER INVESTMENTS

The Company’s other investments consist primarily of nominal equity interests in various privately-held entities, including limited partnerships whose purpose is to invest venture capital funds in growth-oriented enterprises. The Company does not have significant influence over any investee and the Company’s investment represents less than 3% of the investee’s ownership. These investments do not meet the criteria of accounting under the equity method and accordingly are carried at cost less distributions and other than temporary unrealized losses.

The Company’s portfolio of other investments consists of approximately 40 individual investments primarily in limited partnerships with varying investment objectives and focus. Management has categorized these investments by investment focus: technology and communications, diversified businesses, real estate related and other.

As of December 31, 2015 and 2014, other investments had an aggregate carrying value of $3.9 million and $3.8 million, respectively. As of December 31, 2015 the Company has committed to fund approximately an additional $2.7 million as required by agreements with the investees. The carrying value of these investments is equal to contributions less distributions and other than temporary loss valuation adjustments. During the years ended December 31, 2015 and 2014 the Company made contributions of approximately $1.8 million and $1.3 million, respectively, and received distributions from these investments of $2.0 million and $958,000, respectively.

The Company’s other investments are summarized below.

	Carrying values as of December 31,
Investment Focus	2015	2014

Venture capital funds – technology and communications	$284,000	$288,000

Venture capital funds – diversified businesses	1,860,000	1,200,000

Real estate and related	1,116,000	1,680,000

Other	635,000	625,000

Totals	$3,895,000	$3,793,000

The Company regularly reviews the underlying assets in its investment portfolio for events, including but not limited to bankruptcies, closures and declines in estimated fair value, that may indicate the investment has suffered other-than-temporary decline in value. When a decline is deemed other-than-temporary, an investment loss is recognized.

Net income from other investments is summarized below (excluding other than temporary impairment loss):

	2015	2014
Income from investment in 49% owned affiliate (a)	$22,000	$19,000
Real estate and related (b)	149,000	11,000
Venture capital funds – diversified businesses (c)	151,000	90,000
Total net income from other investments	$322,000	$120,000

(a)          This gain represents income from the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”). In 2015 and 2014 TGIF declared and paid a cash dividend, the Company’s portion of which was approximately $193,000 each year. These dividends were recorded as reduction in the investment carrying value as required under the equity method of accounting for investments.

(b)          The gain in 2015 and 2014 consists primarily of cash distributions from an investment in real estate partnership which distributed proceeds from sales of its real estate.

(c)          The gain in 2015 and 2014 consists of cash distributions from various investments in partnerships owning diversified businesses which made cash distributions from the sale or refinancing of operating companies and/or distributions from operating activities.

Other than temporary impairment losses from other investments

For the year ended December 31, 2015 there were no valuation losses from other than temporary impairment losses from other investments. For the year ended December 31, 2014, valuation losses from other than temporary impairment losses from other investments of $11,000 were recorded, consisting of a valuation loss from an investment in a limited partnership which invests in technology related entities and made a liquidating distribution in 2014.

Net gain or loss from other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s net earnings. However, the amount of investment gain or loss from other investments for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2015 and 2014, aggregated by investment category and the length of time that investments have been in a continuous loss position:

	As of December 31, 2015
	12 Months or Less		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$—	$—	$5,000	$(12,000)	$5,000	$(12,000)
Partnerships owning diversified businesses investments	272,000	(28,000)	184,000	(16,000)	456,000	(44,000)
Other (private banks, etc.)	—	—	288,000	(12,000)	288,000	(12,000)
Total	$272,000	$(28,000)	$477,000	$(40,000)	$748,000	$(68,000)

	As of December 31, 2014
	12 Months or less		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$—	$—	$5,000	$(11,000)	$5,000	$(11,000)
Partnerships owning diversified businesses investments	190,000	(10,000)	—	—	190,000	(10,000)
Partnerships owning real estate and related investments	45,000	(30,000)	—	—	45,000	(30,000)
Other (private banks, etc.)	242,000	(8,000)			242,000	(8,000)
Total	$477,000	$(48,000)	$5,000	$(11,000)	$482,000	$(59,000)

5. FAIR VALUE INSTRUMENTS

In accordance with ASC Topic 820, the Company measures cash and cash equivalents, marketable debt and equity securities at fair value on a recurring basis. Other investments are measured at fair value on a nonrecurring basis.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis during the years ended December 31, 2015 and 2014, using quoted prices in active markets for identical assets (Level 1) and significant other observable inputs (Level 2). For the year ended December 31, 2015 and 2014, there were no major assets or liabilities measured at fair value on a recurring basis which uses significant unobservable inputs (Level 3):

	Fair value measurement at reporting date using
Description	Total December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$943,000	$943,000	$—	$—
U.S. T-bills	9,478,000	9,478,000	—	—
Marketable securities:
Corporate debt securities	737,000	—	737,000	—
Marketable equity securities	9,771,000	9,771,000	—	—
Total assets	$20,929,000	$20,192,000	$737,000	$—

	Fair value measurement at reporting date using
Description	Total December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Time deposits	$55,000	$—	$55,000	$—
Money market mutual funds	1,206,000	1,206,000	—	—
U.S. T-bills	7,200,000	7,200,000	—	—
Marketable securities:
Corporate debt securities	1,098,000	—	1,098,000	—
Marketable equity securities	10,692,000	10,692,000	—	—
Total assets	$20,251,000	$19,098,000	$1,153,000	$—

Carrying amount is the estimated fair value for corporate debt securities and time deposits based on a market-based approach using observable (Level 2) inputs such as prices of similar assets in active markets.

The following are the major categories of assets and liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2015 and 2014. This category includes other investments which are measured using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

	Fair value measurement at reporting date using				Total
	Total	Quoted Prices in Active	Significant Other	Significant	losses for
	December 31,	Markets for Identical Assets	Observable Inputs	Unobservable Inputs	year ended
Description	2015	(Level 1)	(Level 2) (a)	(Level 3) (b)	12/31/2015
Assets:
Other investments by investment focus:
Technology & Communication	$284,000	$—	$284,000	$—	$—
Diversified businesses	1,859,000	—	1,859,000	—	—
Real estate and related	1,117,000	—	1,019,000	98,000	—
Other	635,000	—	—	635,000	—
Total assets	$3,895,000	$—	$3,162,000	$733,000	$—

	Fair value measurement at reporting date using				Total
	Total	Quoted Prices in Active	Significant Other	Significant	losses for
	December 31,	Markets for Identical Assets	Observable Inputs	Unobservable Inputs	year ended
Description	2014	(Level 1)	(Level 2) (a)	(Level 3) (b)	12/31/2014
Assets:
Other investments by investment focus:
Technology & Communication	$288,000	$—	$288,000	$—	$11,000
Diversified businesses	1,200,000	—	1,200,000	—	—
Real estate and related	1,680,000	—	737,000	943,000	—
Other	625,000	—	—	625,000	—
Total assets	$3,793,000	$—	$2,225,000	$1,568,000	$11,000

(a)	Other investments measured at fair value on a nonrecurring basis include investments in certain entities that calculate net asset value per share (or its equivalent such as member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed, “NAV”). This class primarily consists of private equity funds that have varying investment focus. These investments can never be redeemed with the funds. Instead, the nature of the investments in this class is that distributions are received through the liquidation of the underlying assets of the fund. If these investments were held it is estimated that the underlying assets of the fund would be liquidated over 5 to 10 years. As of December 31, 2015, it is probable that all of the investments in this class will be sold at an amount different from the NAV of the Company’s ownership interest in partners’ capital. Therefore, the fair values of the investments in this class have been estimated using recent observable information such as audited financial statements and/or statements of partners’ capital obtained directly from investees on a quarterly or other regular basis. During the year ended December 30, 2015, the Company received distributions of approximately $960,000 from this type of investment primarily from investments in diversified businesses and real estate. During the year ended September 30, 2015, the Company made contributions totaling approximately $1.6 million in this type of investment. As of December 31, 2015, the amount of the Company’s unfunded commitments related to the aforementioned investments is approximately $2.7 million.

(b)	Other investments above which are measured on a nonrecurring basis using Level 3 unobservable inputs consist of investments primarily in commercial real estate in Florida through private partnerships and three investments in the stock of private banks in Florida and Texas. The Company does not know when it will have the ability to redeem the investments and has categorized them as a Level 3 fair value measurement. The Level 3 real estate and related investments of approximately $377,000 include one investment in a commercial building located near the Company’s offices purchased in 2005 with a zero carrying value as of December 31, 2015. During 2015, the Company received distributions totaling $733,000 from this investment. Investments in this category are measured using primarily inputs provided by the managing member of the partnerships with whom the Company has done similar transactions in the past and is well known to management. The fair values of these real estate investments have been estimated using the net asset value of the Company’s ownership interest in partners’ capital. The other Level 3 investments include investments in private bank stocks and a reinsurance company. The fair values of these other Level 3 investments have been estimated using the cost method less distributions received and other than temporary impairments. This investment is valued using inputs provided by the management of the investee.

The following table includes a roll-forward of the investments classified within level 3 of the fair value hierarchy for the year ended December 31, 2015:

Level 3 Investments:
Balance at January 1, 2015	$1,568,000
Investment in real estate partnership and other	110,000
Distributions from Level 3 investments, net of gains	(945,000)
Balance at December 31, 2015	$733,000

6. INVESTMENT IN AFFILIATE

Investment in affiliate consists of CII’s 49% equity interest in T.G. I.F. Texas, Inc. (“T.G.I.F.”). T.G.I.F. is a Texas Corporation which holds promissory notes receivable from its shareholders, including CII and Maurice Wiener, the Chairman of both the Company and T.G.I.F. Reference is made to Note 9 for discussion on notes payable by CII to T.G.I.F. This investment is recorded under the equity method of accounting. For the years ended December 31, 2015 and 2014, income from investment in affiliate amounted to approximately $22,000 and $19,000, respectively and is included in net income from other investments in the consolidated statements of income. In December 2015 and 2014 T.G.I.F. declared and paid a cash dividend of $.07 per share. CII’s dividend amount received was approximately $193,000 each year. This dividend is recorded as a reduction in the carrying amount of CII investment in T.G.I.F. as required under the equity method of accounting.

7. LOANS, NOTES AND OTHER RECEIVABLES

	As of December 31,
Description	2015	2014
Promissory note and accrued interest due from purchaser of Grove Isle (a)	$1,034,000	$1,034,000
Promissory note and accrued interest due from individual (b)	204,000	205,000
Other	22,000	162,000
Total loans, notes and other receivables	$1,260,000	$1,401,000

(a)	In February 2013, the Company sold its interest in Grove Isle and related entities and received a $1 million promissory note from the purchaser as part of the purchase proceeds. This note bears interest of 4% per annum and will mature upon the earlier of ten years (February 25, 2023) or when any expansion or development occurs at Grove Isle (as defined in the purchase agreement). All interest due on this loan has been collected.

(b)	In December 2007 the Company loaned $400,000 to a local real estate developer who is well known to the Company and which loan is secured by numerous real estate interests. In 2010 $197,000 of principal payments were received. As of December 31, 2015 and 2014 the principal outstanding on this loan was $203,000. In June 2015, the loan was modified and the maturity date was extended to June 30, 2016 at the same interest rate of 8%. All interest due on the loan has been collected.

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

As previously reported, the Company and certain affiliates of the other two members of the Borrower ("Guarantors") entered into a Completion Guaranty Agreement ("Completion Guaranty") and a Repayment Guaranty Agreement ("Repayment Guaranty") (collectively, the “Guaranties”) with the Lender. Under the Completion Guaranty, Guarantors shall unconditionally guaranty, on a joint and several basis, lien free completion of all improvements with respect to the Project and any construction or completion obligations required to be made by the Borrower pursuant to any approved leases. Under the Repayment Guaranty, Guarantors shall provide an unconditional guaranty including the repayment of $11.5 million of the principal balance of the Loan, repayment of all accrued but unpaid interest and payment of any other sums payable under any of the Loan Agreement. Each Guarantor is required to maintain compliance at all times with certain financial covenants, as defined. As of December 31, 2015 the Company was in compliance with all debt covenants.

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

In October 2015, the shareholders approved the renewal of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2016 and expiring December 31, 2016, under the same terms as in 2015.

For the years ended December 31, 2015 and 2014, the Company incurred Adviser fees of approximately $690,000 and $714,000, respectively, of which $660,000 represented regular compensation for 2015 and 2014. In 2015 and 2014 Advisor fees include $30,000 and $54,000 in incentive fee compensation, respectively.

The Adviser leases its executive offices from CII pursuant to a lease agreement. This lease agreement calls for base rent of $50,400 per year payable in equal monthly installments. Additionally, the Adviser is responsible for all utilities, certain maintenance, and security expenses relating to the leased premises. In 2015, the lease term was extended one year, expiring in November 2016, with one one-year extensions options available.

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

Mr. Wiener is a 19% shareholder and the chairman and director of T.G.I.F. Texas, Inc., a 49% owned affiliate of CII. As of December 31, 2015 and 2014, T.G.I.F. had amounts due from CII in the amount of approximately $1,800,000 and $2,100,000, respectively. These amounts are due on demand and bear interest at the prime rate (3.50 % at December 31, 2015). All interest due has been paid.

As of December 31, 2015 and 2014, T.G.I.F. owns 10,200 and 10,000 shares of the Company’s common stock, respectively.

As of December 31, 2015 and 2014, T.G.I.F. had amounts due from Mr. Wiener in the amount of approximately $707,000. These amounts bear interest at the prime rate (3.5% at December 31, 2015) and principal and interest are due on demand. All interest due has been paid.

Mr. Wiener received consulting and director’s fees from T.G.I.F totaling approximately $23,000 for each of the years ended December 31, 2015 and 2014.

10. INCOME TAXES

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

As previously reported, in January 2016 and 2015, the Company paid a cash dividend of approximately $517,000 and $527,000 (or $.50 per share) to shareholders of record as of December 31, 2015 and December 29, 2014, respectively. The dividends were a return of capital to shareholders.

The Company’s 95%-owned subsidiary, CII, files a separate income tax return and its operations are not included in the REIT’s income tax return.

The Company accounts for income taxes in accordance with ASC Topic 740, “Accounting for Income Taxes”. ASC Topic 740 requires a Company to use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes only pertain to CII. As of December 31, 2015 and 2014, the Company has recorded a net deferred tax liability of $217,000 as a result of timing differences associated with the carrying value of the investment in affiliate (TGIF) and other investments. CII’s NOL carryover to 2016 is estimated at $1.1 million expiring beginning in 2022 and has been fully reserved due to CII historically having tax losses.

The components of income before income taxes and the effect of adjustments to tax computed at the federal statutory rate for the years ended December 31, 2015 and 2014 were as follows:

	2015	2014
(Loss) income before income taxes	$(1,078,000)	$233,000
Computed tax at federal statutory rate of 34%	$(367,000)	$76,000
State taxes at 5.5%	(33,000)	12,000
REIT related adjustments	250,000	218,000
Adjustment to valuation allowance	121,000	(315,000)
Other items, net	29,000	1,000
Tax benefit from income taxes	$-	$(8,000)

The REIT related adjustments represent the difference between estimated taxes on undistributed income and/or capital gains and book taxes computed on the REIT’s income before income taxes.

The benefit from income taxes in the consolidated statements of comprehensive income consists of the following:

Year ended December 31,	2015	2014
Current:
Federal	$-	$-
State	-	(8,000)
	-	(8,000)
Deferred:
Federal	$(104,000)	$22,000
State	(17,000)	2,000
	(121,000)	24,000
Additional valuation allowance	121,000	(24,000)
Total	$-	$(8,000)

As of December 31, 2015 and 2014, the components of the deferred tax assets and liabilities are as follows:

	As of December 31, 2015 Deferred tax		As of December 31, 2014 Deferred tax
	Assets	Liabilities	Assets	Liabilities
Net operating loss carry forward	$444,000		$487,000
Excess of book basis of 49% owned corporation over tax basis		$407,000		$407,000
Unrealized gain on marketable securities	30,000	-		87,000
Excess of tax basis over book basis of other investments	256,000	-	306,000	98,000
Valuation allowance	(540,000)		(418,000)
Totals	$190,000	$407,000	$375,000	$592,000

11. STOCK-BASED COMPENSATION

The Company’s 2011 Stock Option Plan (the Plan) provides for the grant of options to purchase up to 120,000 shares of the Company’s common stock to the officers and directors of the Company. The Plan expires on August 24, 2016.

The Company’s policy is to record stock compensation expense in accordance with ASC Topic 505-50, “Equity-Based Payments to Non-Employees”. Stock based compensation expense is recognized using the fair-value method for all awards. There were 3,000 stock options granted during the year ended December 31, 2015. There were no stock options granted during the year ended December 31, 2014.

For the year ended December 31, 2015 the Company granted 3,000 stock options related to one director. The exercise price of the reload option is equal to $12.75 per share, the market price of the stock on the date of grant. The option expires on August 25, 2016. The Company determined the fair value of its option awards using the Black-Scholes option pricing model. The following assumptions were used to value the reload options granted during the year ended December 31, 2015: 3 year expected life; expected volatility of approximately 37%; risk-free of .17% and annual dividend yield of 4%. The expected life for options granted during the period represents the period of time that options are to be outstanding based on the expiration date of the Plan. Expected volatilities are based upon historical volatility of the Company’s stock over a period equal to the 1.6 year expected life, from the date of grant.

The weighted average fair value for the 3,000 reload options granted during the year ended December 31, 2015 was $12.04 per share.

The Company’s non-employee stock compensation expense based on the fair value at the date of grant for stock options was approximately $6,000 for the year ended December 31, 2015, and is included in the results of operations in the condensed consolidated financial statements.

As of December 31, 2015 and 2014, there is no unrecognized non-employee stock compensation expense related to unvested stock options under the Plan.

A summary of the status of the Company’s stock option plan as of December 31, 2015 and 2014, and changes during the periods ending on those dates are presented below:

	As of December 31, 2015		As of December 31, 2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the period	17,700	$18.35	22,700	$15.37
Granted	3,000	$12.75	-	$-
Exercised	—	—	(5,000)	$4.80
Expired	—	—	—	—
Forfeited	—	—	—	—
Outstanding at the end of the period	20,700	$17.54	17,700	$18.35

Options exercisable at period-end	20,700	$17.54	17,700	$18.35
Weighted average fair value of options granted during the period	20,700	$12.75	-	—
Aggregate intrinsic value of outstanding and exercisable options at the end of the period	20,700	—	17,700	—

The intrinsic value of options exercised during the year ended December 31, 2014 was approximately $39,000.

The following table summarizes outstanding and exercisable options as of December 31, 2015:

Number Outstanding and exercisable	Weighted Average Strike Prices
3,000	$12.75
9,500	$17.84
7,500	$18.89
700	$19.50
20,700	$17.54

As of December 31, 2015, the options outstanding and exercisable had no intrinsic value.

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

Management’s Assessment on Internal Control over Financial Reporting/Limitations on the Effectiveness of Controls and Permitted Omission from Management’s Assessment

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of the internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) based on the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”). Management has selected the COSO framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board that is free from bias, permits reasonably consistent qualitative and quantitative measurement of our internal controls, is sufficiently complete so that relevant controls are not omitted and is relevant to an evaluation of internal controls over financial reporting.

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

Management, including the Principal Executive and Principal Financial Officers, based on their evaluation of our internal control over financial reporting, has concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

Item 9B. Other Information.

None.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance.

Listed below is certain information relating to the executive officers and directors of the Company:

Name and Office	Age	Principal Occupation and Employment other than With the Company During the Past Five Years - Other Directorships

Maurice Wiener; Chairman of the Board of Directors, Chief Executive Officer, President and Secretary	74	Chairman of the Board, Chief Executive Officer, President and Secretary of the Adviser; Executive Trustee, Transco; Director, T.G.I.F. Texas, Inc.

Carlos Camarotti; Vice President-Finance and Assistant Secretary	55	Vice President - Finance and Assistant Secretary of the Adviser. Vice President, Transco; Vice President, T.G.I.F. Texas, Inc.

Richard Wiener; Director	75	Practicing attorney - real estate and commercial transactions.

Charles Dusseau; Director	65	Managing Member of Lexington H.I. Partners. Founding Director and Vice Chairman of the Bank of Coral Gables

Alexander Arader; Director	60	Vice President of Stamford Mortgage Company. From 2005 to 2016, Managing Member of Arader & Associates, Stamford Connecticut.

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

Alexander J. Arader, was elected to the Board on March 16, 2016. Mr. Arader, is currently a Vice President at Stamford Mortgage Company, in Stamford, Connecticut, a mortgage loan originator. From 2005 to 2016, Mr. Arader was a managing member of Arader & Associates, LLC, in Stamford, Connecticut, where he was responsible for all aspects of residential mortgage lending.

Charles M. Dusseau, was elected to the Board in 2015. Mr. Dusseau is involved in a variety of business ventures capitalizing on his 35 plus years of experience in business, finance, public affairs and international trade. He is currently the Managing Member of Lexington H.I. Partners, which previously owned and operated a full-service Clarion Hotel in Lexington, Kentucky. He was a Founding Director and Vice Chairman of the Bank of Coral Gables and also served as Director and Vice Chairman of Eastern National Bank (Miami, Florida) form 1999 to 2006. In the public sector, Mr. Dusseau served as a Secretary of Commerce for the State of Florida, and as Commissioner to Miami-Dade County (Florida). Mr. Dusseau’s multiple experiences will bring valuable insight to the board.

Richard N. Wiener was elected to the Board in 2010. Mr. Wiener (who is not related to Maurice Wiener) is a practicing attorney in New York, specializing in real estate and commercial transactions for more than twenty-five years. He has broad experience in real estate investment, development, financing and acquisitions. Mr. Wiener’s legal background and experience, and his long outstanding involvement in the real estate industry are valuable to his service on the Board.

On January 25, 2016, the Board of Directors of HMG/Courtland Properties, Inc. (“HMG”) was notified of the death on January 18, 2016 of Mr. Walter G. Arader, a director of HMG.

On January 28, 2016 Mr. Larry Rothstein resigned as director of HMG contemporaneous with the expiration of his consulting agreement with HMGA, Inc., HMG’s advisor.

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

Audit Committee and Audit Committee Financial Expert.

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Securities Exchange act of 1934, as amended (the “Exchange Act”). The members of the Audit Committee are Richard Wiener (added in 2014) and Charles Dusseau (added in 2016). The Board of Directors has determined that each of Messrs. R. Wiener and Dusseau is (1) an “audit committee financial expert,” as that term is defined in Item 401(e) of Regulation S-B of the Exchange Act, and (2) independent as defined by the listing standards of the NYSE Amex Stock Exchange and Section 10A (m) (3) of the Exchange Act.

Item 11. Executive Compensation.

Executive officers received no cash compensation from the Company in their capacity as executive officers. Reference is made to Item 1. Business and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for information concerning fees paid to the Adviser.

Compensation of Directors. The following table summarizes compensation to existing directors for the year ended December 31, 2015:

Director	Annual Fee	Board Meeting Fee	Committee Meeting Fee	Total Compensation
Maurice Wiener	$17,100	$3,000	—	$20,100
Richard Wiener	12,000	2,250	3,000	17,250
Charles Dusseau	2,500	1,500	—	4,000
Totals	$31,600	$6,750	$3,000	$41,350

Annual director’s fees are paid at the beginning of each quarter and board and committee meeting fees are paid for each meeting a director attends. The annual fee for directors is $12,000 per year plus meeting fees $750 per meeting. For the year ended December 31, 2015 Maurice Wiener received, respectively, $5,000, in director fees per year from Courtland Investments, Inc. included in the amounts above.

Outstanding Equity Awards to Executive Officers.

The following table summarizes all outstanding equity awards to the Company’s executive officers as of December 31, 2015.

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

The following table summarizes activity in equity awards to the Company’s executive officers for the year ended December 31, 2015.

	Maurice Wiener
	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2015	10,200	$17.95
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2015	10,200	$17.95

Options exercisable at period-end	10,200	$17.95
Weighted average fair value of options granted during the period	10,200	$17.95
Aggregate intrinsic value of outstanding and exercisable options at the end of the period	10,200	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Set forth below is certain information concerning common stock ownership by directors, executive officers, directors and officers as a group, and holders of more than 5% of the outstanding common stock.

Name (6), (7)	Shares Owned by Named Persons & Members of His Family (1)		Additional Shares in Which the named Person Has, or Participates in, the Voting or Investment Power (2)		Total Shares & Percent of Class
Maurice Wiener	45,846	(4)	542,030	(3), (5)	587,676	55%

Carlos Camarotti	8,700				8,700	* %

Richard Wiener	3,000	(4)			3,000	* %

Charles Dusseau	-		-		-	-

Alexander Arader	-		-		-	-

All Directors and Officers as a Group	57,546	(4)	542,030	(3)	599,576	57%

Transco Realty Trust 1870 S. Bayshore Drive Coconut Grove, FL 33133	477,300	(5)			477,300	45%

Comprehensive Financial Planning, Inc. 3950 Fairlane Drive Dacula, GA 30019	129,044	(8)			129,044	12%

* less than 1%

(1)	Unless otherwise indicated, beneficial ownership is based on sole voting and investment power.

(2)	Shares listed in this column represent shares held by entities with which directors or officers are associated. Directors, officers and members of their families have no ownership interest in these shares.

(3)	This number includes the number of shares held by Transco Realty Trust (Transco) (477,300 shares), HMGA, Inc. (HMGA) (54,530 shares) and T.G.I.F. Texas, Inc. (T.G.I.F.) (10,200 shares). Mr. M. Wiener is a director of T.G.I.F. and a trustee of Transco.

(4)	This number includes options granted and outstanding under the 2011 Stock Option Plan. These options have been granted to Mr. M. Wiener, 10,200; Mr. R. Wiener, 3,000. Reference is made to Item 11. Executive Compensation for further information about the 2011 Stock Option Plan.

(5)	Mr. Wiener holds approximately 55% of the stock of Transco and approximately 72% of HMGA Inc., and may therefore be deemed to be the beneficial owner of the shares of the Company held by Transco and HMGA Inc.

(6)	Except as otherwise set forth, the address for these individuals is 1870 South Bayshore Drive, Coconut Grove, Florida 33133.

(7)	No shares of stock of the executive officers and directors have been pledged as collateral.

(8)	Comprehensive Financial Planning, Inc. has shared investment power on all shares and sole voting power on all shares.

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

T.G.I.F. Texas, Inc. (“T.G.I.F.”).

CII owns approximately 49% of the outstanding shares of T.G.I.F. Mr. Wiener is a director and chairman of T.G.I.F. and owns, directly and indirectly, approximately 18% of the outstanding shares of T.G.I.F. T.G.I.F also owns 10,200 shares of the Company’s stock.

The following discussion describes all material transactions, receivables and payables involving related parties. All of the transactions described below were on terms as favorable to the Company as comparable transactions with unaffiliated third parties.

The Adviser.

The principal executive offices of the Company and the Adviser are located at 1870 South Bayshore Drive, Coconut Grove, Florida, 33133, in premises owned by the Company’s subsidiary CII and leased to the Adviser pursuant to a lease agreement originally dated December 1, 1999, and as renewed in 2009, 2014 and 2015. The lease provides for base rent of $50,400 per year payable in equal monthly installments during the one year term of the lease which expires on December 1, 2016 (as extended) and can be extended for one one-year term. The Adviser, as tenant, pays utilities, certain maintenance and security expenses relating to the leased premises.

As of December 2015 and 2014, the Company owes the Advisor approximately $37,000 and $54,000, respectively, in incentive fee from capital gains.

CII.

The Company holds a demand note due from its 95%-owned consolidated subsidiary, CII. The note bears interest at a fixed rate of 5% per annum, payable quarterly. The outstanding principal balance of the note was $1,000,000 as of December 31, 2015 and 2014, respectively. There were no principal repayments or advances relating to this note during 2015 and 2014. CII is a consolidated subsidiary of the Company and the note payable and related interest is eliminated in consolidation. The note is secured by a mortgage security agreement with the Company’s executive offices as collateral.

T.G.I.F.

As of December 31, 2015 and 2014, CII owed approximately $1,800,000 and $2,100,000, respectively, to T.G.I.F. All advances between CII and T.G.I.F. are due on demand and bear interest at the prime rate plus 1% (3.50% as of December 31, 2015). All interest due has been paid.

As of December 31, 2015 and 2014, T.G.I.F. had amounts due from Mr. Wiener of approximately $707,000. These amounts are due on demand and bear interest at the prime rate. All interest due has been paid. Mr. Wiener received consulting and director’s fees from T.G.I.F of approximately $22,000 for the years ended December 31, 2015 and 2014. Also, T.G.I.F. owns 10,200 shares of the Company which were purchased at market value on the date of purchase. In 2015 and 2014 T.G.I.F. declared and paid a cash dividend of $.07 per share. CII’s portion of the dividends was approximately $193,000 each year.

Item 14. Principal Accountants Fees and Services.

The following table sets forth fees billed to the Company by the Company’s independent auditors for the year ended December 31, 2015 and December 31, 2014 for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance. The Audit Committee pre-approved all services rendered by the Company’s independent auditors.

Principal Accountant Fees and Services

For the fiscal year ended	December 31, 2015	December 31, 2014
Audit fees, including reviews of quarterly financial statements	$58,000	$47,000
Tax fees (consists of fees relating to tax compliance and planning)	45,000	84,000
Total Fees	$103,000	$131,000

Part IV.

Item 15. Exhibits and Financial Statement Schedules.

(a) Exhibits listed in the Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HMG/Courtland Properties, Inc.

March 23, 2016	by:	/s/ Maurice Wiener
Maurice Wiener
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Maurice Wiener	March 23, 2016
Maurice Wiener
Chairman of the Board, President and Secretary
Chief Executive Officer

/s/ Carlos Camarotti	March 23, 2016
Carlos Camarotti
Vice President – Finance
Principal Financial Officer

/s/ Richard Wiener	March 23, 2016
Richard Wiener
Director

/s/ Charles Dusseau	March 23, 2016
Charles Dusseau, Director

EXHIBIT INDEX

Description

(3)	(a)	Certificate of Incorporation as amended	Incorporated by reference to Exhibit 3(a) to the 2010 Form 10-K.

	(b)	By-laws as amended and restated	Incorporated by reference to Exhibit 3(b) to the Form 8-K filed on March 16, 2016.

(10)	(a)	Amended and restated lease agreement between Grove Isle Associates, Ltd. and Westgroup Grove Isle Associates, Ltd. dated November 19, 1996.	Incorporated by reference to Exhibit 10(d) to the 1996 Form 10-KSB

	(b)	Master agreement between Grove Isle Associates, Ltd. Grove Isle Clubs Inc., Grove Isle Investments, Inc. and Westbrook Grove Isle Associates, Ltd. dated November 19, 1996.	Incorporated by reference to Exhibit 10(e) to the 1996 Form 10-KSB

	(c)	Agreement Re: Lease Termination between Grove Isle Associates, Ltd. and Grove Isle Club, Inc. dated November 19, 1996.	Incorporated by reference to Exhibit 10(f) to the 1996 Form 10-KSB

	(d)	Amended and restated agreement between NAF Associates and the Company, dated August 31, 1999.	Incorporated by reference to Exhibit 10(f) to the 1999 Form 10-KSB

	(e)	Amendment to Amended and restated lease agreement between Grove Isle Associates, Ltd. and Westgroup Grove Isle Associates, Ltd. dated December 1, 1999.	Incorporated by reference to Exhibit 10(g) to the 1999 Form 10-KSB

	(f)	Lease agreement between Courtland Investments, Inc. and HMG Advisory Corp. dated December 1, 1999.	Incorporated by reference to Exhibit 10(h) to the 1999 Form 10-KSB

	(g)	2000 Incentive Stock Option Plan of HMG/ Courtland Properties, Inc.	Incorporated by reference to Exhibit 10(h) to the 2001 Form 10-KSB

	(h)	Amended and Restated Advisory Agreement between the Company and HMG Advisory Corp. effective January 1, 2003.	Incorporated by reference to Exhibit 10(i) and 10(j) to the 2002 Form 10-KSB

	(i)	Second Amendment to Amended and restated lease agreement included herein between Grove Isle Associated, Ltd. and Westgroup Grove Isle Associates, Ltd. dated September 15, 2004	Incorporated by reference to Exhibit 10(i) to the 2004 Form 10-KSB

	(j)	Operating Agreement of Grove Spa, LLC dated September 15, 2004	Incorporated by reference to Exhibit 10(j) to the 2004 Form 10-KSB

	(k)	Sublease between Westgroup Grove Isle Associates, Ltd. and Grove Spa, LLC dated September 15, 2004	Incorporated by reference to Exhibit 10(k) to the 2004 Form 10-KSB Included herein.

	(l)	Purchase and Sale Agreement (“Acquisition of Monty’s”) between Bayshore Restaurant Management Corp. and Bayshore Landing, LLC dated August 20, 2004	Incorporated by reference to Exhibit 10(l) to the 2004 Form 10-KSB

(m)	Ground Lease between City of Miami and Bayshore Landing, LLC dated August 20, 2004 and related document	Incorporated by reference to Exhibit 10(m) to the 2004 Form 10-KSB

	(n)	Loan Agreement between Wachovia Bank and Bayshore Landing, LLC dated August 20, 2004	Incorporated by reference to Exhibit 10(n) to the 2004 Form 10-KSB

	(o)	Operating Agreement of Bayshore Landing, LLC dated August 19, 2004	Incorporated by reference to Exhibit 10(o) to the 2004 Form 10-KSB

	(p)	Management Agreement for Bayshore Rawbar, LLC executed by RMI, LLC	Incorporated by reference to Exhibit 10(p) to the 2004 Form 10-KSB

	(q)	Management Agreement for Bayshore Rawbar, LLC executed by HMG Advisory Bayshore, Inc.	Incorporated by reference to Exhibit 10(q) to the 2004 Form 10-KSB

	(r)	Management and Leasing Agreement for Bayshore Landing, LLC executed by RCI Bayshore, Inc.	Incorporated by reference to Exhibit 10(r) to the 2004 Form 10-KSB

	(s)	Assignment and Assumption of Management Agreement by Noble House Grove Isle, Ltd. To GH-Grove Isle Management LLC And Consent by Grove Spa, LLC	Incorporated by reference to Exhibit 10(s) to the 2008 Form 10-K

	(t)	Third Amendment to Amended and Restated Lease Agreement	Incorporated by reference to Exhibit 10(t) to the 2008 Form 10-K

	(u)	Assignment and Assumption of Lease and Consent of Landlord	Incorporated by reference to Exhibit 10(u) to the 2008 Form 10-K

	(v)	Amendment to Operating Agreement of Grove Spa, LLC, A Delaware Limited Liability Company	Incorporated by reference to Exhibit 10(v) to the 2008 Form 10-K

	(w)	First Amendment to Management Agreement	Incorporated by reference to Exhibit 10(w) to the 2008 Form 10-K

	(x)	Interest Purchase Agreement by and among Courtland Investments, Inc., HMG/Courtland Properties, Inc. as Seller and Grove Isle Yacht and Tennis Club, Inc. and Grove Isle Associates LLLP, CII Spa, LLC, Grove Isle Investments, Inc. CII Yacht Club, Inc. and Grove Isle Yacht Club Associates – February 25, 2013	Incorporated by reference to Exhibit 99.1 to Form 8-K filed on February 25, 2013.

	(y)	Membership Interests Purchase Agreement (HMG to Christoph) by and among The Christoph Family Trusts, as Purchasers and HMG Bayshore, LLC, Courtland Bayshore Rawbar, LLC and Courtland Bayshore Restaurant, LLC as Sellers	Incorporated by reference to Exhibit 10(y) to Form 8-K filed on April 3, 2013.

	(z)	Amended and Restated Operating Agreement of JY-TV Associates LLC.	Incorporated by reference to Exhibit 10(z) to Form 10-Q filed on November 14, 2014.

(14)		Code of Ethics for Chief Executive Officer and Senior Financial Officers dated May 2003	Incorporated by reference to Exhibit 14 to the 2004 Form 10-KSB

(21)		Subsidiaries to the Company	Included herein.

(31)	(a)	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herein.

	(b)	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herein.

(32)	(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002	Included herein.

	(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002	Included herein.