Form 10-Q
period 2016-03-31
HMG COURTLAND PROPERTIES INC
filed 2016-05-13
CIK 311817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended                 March 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,035,493 Common shares were outstanding as of May 13, 2016.

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

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(UNAUDITED)
ASSETS
Investment properties, net of accumulated depreciation:
Office building and other commercial property	$844,325	$833,680
Total investment properties, net	844,325	833,680

Cash and cash equivalents	6,334,687	11,213,385
Investments in marketable securities	10,537,473	10,507,750
Other investments	4,432,047	3,895,317
Investment in affiliate	2,061,413	2,061,706
Loans, notes and other receivables	1,230,318	1,260,620
Investment in real estate partnership	2,322,695	2,322,695
Other assets	32,000	129,755
TOTAL ASSETS	$27,794,958	$32,224,908

LIABILITIES
Note payable to affiliate	$1,800,000	$1,800,000
Margin payable	4,076,291	7,999,166
Accounts payable, accrued expenses and other liabilities	86,350	23,132
Due to Adviser	36,799	36,799
Dividend payable	-	517,747
Deferred income taxes	217,000	217,000
TOTAL LIABILITIES	6,216,440	10,593,844

STOCKHOLDERS' EQUITY
Excess common stock, $1 par value; 100,000 shares authorized: no shares issued	-	-
Common stock, $1 par value; 1,200,000 shares authorized as of March 31, 2016 and December 31, 2015, and 1,035,493 and 1,053,926 shares issued as of March 31, 2016 and December 31, 2015, respectively.	1,035,493	1,053,926
Additional paid-in capital	24,050,249	24,255,614
Less: Treasury shares (18,433 shares as of December 31, 2015)	-	(223,798)
Undistributed gains from sales of properties, net of losses	52,709,950	52,709,950
Undistributed losses from operations	(56,433,884)	(56,375,340)
Total stockholders' equity	21,361,808	21,420,352
Non controlling interest	216,710	210,712
TOTAL STOCKHOLDERS' EQUITY	21,578,518	21,631,064
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,794,958	$32,224,908

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended
	March 31,
	2016	2015
REVENUES
Real estate rentals and related revenue	$15,600	$16,200

EXPENSES
Operating expenses:
Rental and other properties	24,139	22,089
Adviser's base fee	165,000	165,000
General and administrative	95,736	72,808
Professional fees and expenses	91,648	75,971
Directors' fees and expenses	21,565	27,250
Depreciation and amortization	3,849	4,039
Interest expense	23,471	27,232
Total expenses	425,408	394,389

Loss before other income and income taxes	(409,808)	(378,189)

Net realized and unrealized gains from investments in marketable securities	163,712	182,103
Net income from other investments	37,090	66,951
Interest, dividend and other income	149,431	184,351
Total other income	350,233	433,405

Net (loss) income	(59,575)	55,216
Noncontrolling interests	1,031	426
Net (loss) income attributable to the Company	$(58,544)	$55,642

Weighted average common shares outstanding-basic & diluted	1,035,493	1,042,915

Net income (loss) per common share - basic and diluted	$(0.06)	$0.05

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income attributable to the Company	$(58,544)	$55,642
Adjustments to reconcile net (loss) income attributable to the Company to net cash used in operating activities:
Depreciation and amortization	3,849	4,039
Non-employee stock compensation expense	-	5,771
Net income from other investments, excluding impairment losses	(37,090)	(66,951)
Net gain from investments in marketable securities	(163,712)	(182,103)
Net income attributable to non controlling interest	(1,031)	(426)
Changes in assets and liabilities:
Other assets and other receivables	128,057	54,014
Accounts payable, accrued expenses and other liabilities	63,218	(43,933)
Total adjustments	(6,709)	(229,589)
Net cash used in operating activities	(65,253)	(173,947)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate partnership	-	(1,191,065)
Distributions from other investments	227,657	681,756
Contributions to other investments	(727,004)	(536,036)
Net proceeds from sales and redemptions of securities	1,172,613	3,428,784
Purchase of marketable securities	(1,038,624)	(2,965,411)
Improvements of properties	(14,494)	-
Net cash used in investing activities	(379,852)	(581,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
Margin repayment	(3,922,875)	(3,227,826)
Purchase of treasury stock	-	(136,246)
Dividend paid	(517,747)	(526,963)
Contribution from non-controlling partner	7,029	-
Net cash used in financing activities	(4,433,593)	(3,891,035)

Net decrease in cash and cash equivalents	(4,878,698)	(4,646,954)
Cash and cash equivalents at beginning of the period	11,213,385	9,451,152
Cash and cash equivalents at end of the period	$6,334,687	$4,804,198

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$23,000	$27,000
Cash paid during the period for income taxes	$-	$50,000

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2015. The balance sheet as of December 31, 2015 was derived from audited consolidated financial statements as of that date. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements include the accounts of HMG/Courtland Properties, Inc. (the "Company") and entities in which the Company owns a majority voting interest or controlling financial interest. All material transactions and balances with consolidated and unconsolidated entities have been eliminated in consolidation or as required under the equity method.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Refer to the consolidated financial statements and footnotes thereto included in the HMG/Courtland Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 2015 for recent accounting pronouncements. The Company does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

3. INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities consist primarily of large capital corporate equity and debt securities in varying industries or issued by government agencies with readily determinable fair values. These securities are stated at market value, as determined by the most recent traded price of each security at the balance sheet date. Consistent with the Company's overall current investment objectives and activities its entire marketable securities portfolio is classified as trading. Included in investments in marketable securities is approximately $8.6 million and $8.3 million, of large capital real estate investment trusts (REITs) as of March 31, 2016 and December 31, 2015, respectively.

Net realized and unrealized gain from investments in marketable securities for the three months ended March 31, 2016 and 2015 is summarized below:

	Three Months Ended March 31,
Description	2016	2015
Net realized (loss) gain from sales of securities	$(47,000)	$155,000
Unrealized net gain in trading securities	211,000	27,000
Total net gain from investments in marketable securities	$164,000	$182,000

For the three months ended March 31, 2016, net realized losses from sales of marketable securities of approximately $47,000 consisted of approximately $143,000 of gross losses net of $96,000 of gross gains. For the three months ended March 31, 2015, net realized gain from sales of marketable securities of approximately $155,000 consisted of approximately $262,000 of gross gains net of $107,000 of gross losses.

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

As previously reported, the Company and certain affiliates of the other two members of the Borrower ("Guarantors") entered into a Completion Guaranty Agreement ("Completion Guaranty") and a Repayment Guaranty Agreement ("Repayment Guaranty") (collectively, the “Guaranties”) with the Lender. Under the Completion Guaranty, Guarantors shall unconditionally guaranty, on a joint and several bases, lien free completion of all improvements with respect to the Project and any construction or completion obligations required to be made by the Borrower pursuant to any approved leases. Under the Repayment Guaranty, Guarantors shall provide an unconditional guaranty including the repayment of $11.5 million of the principal balance of the Loan, repayment of all accrued but unpaid interest and payment of any other sums payable under any of the Loan Agreement. Each Guarantor is required to maintain compliance at all times with certain financial covenants, as defined. As of March 31, 2016 the Company was in compliance with all debt covenants.

5. OTHER INVESTMENTS

As of March 31, 2016, the Company’s portfolio of other investments had an aggregate carrying value of approximately $4.4 million and we have committed to fund approximately $2.2 million as required by agreements with the investees. The carrying value of these investments is equal to contributions less distributions and loss valuation adjustments, if any.

During the three months ended March 31, 2016, we made contributions to other investments of approximately $727,000, consisting primarily of a $300,000 investment in an income and value real estate fund and $250,000 in a stock fund. The remaining contributions were made towards existing investment commitments.

During the three months ended March 31, 2016, we received distributions from other investments of approximately $228,000 primarily from various real estate related investments.

Net income from other investments for the three months ended March 31, 2016 and 2015, is summarized below:

	2016	2015
Partnership owning real estate & related	$6,000	$45,000
Partnership owning diversified businesses	31,000	7,000
Income from investment in affiliate -T.G.I.F. Texas, Inc.	-	15,000
Total net income from other investments	$37,000	$67,000

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2016 and December 31, 2015, aggregated by investment category and the length of time that investments have been in a continuous loss position:

	As of March 31, 2016
	12 Months or Less		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$—	$—	$4,000	$(12,000)	$4,000	$(12,000)
Partnerships owning diversified businesses investments	641,000	(46,000)	181,000	(20,000)	822,000	(66,000)
Other (private banks, etc.)	—	—	288,000	(12,000)	288,000	(12,000)
Total	$641,000	$(46,000)	$473,000	$(44,000)	$1,114,000	$(90,000)

	As of December 31, 2015
	12 Months or Less		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$—	$—	$5,000	$(12,000)	$5,000	$(12,000)
Partnerships owning diversified businesses investments	272,000	(28,000)	184,000	(16,000)	456,000	(44,000)
Other (private banks, etc.)	—	—	288,000	(12,000)	288,000	(12,000)
Total	$272,000	$(28,000)	$477,000	$(40,000)	$748,000	$(68,000)

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

In accordance with ASC Topic 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments there were no OTTI impairment valuation adjustments for the three months ended March 31, 2016 and 2015.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC Topic 820, the Company measures cash and cash equivalents, marketable debt and equity securities at fair value on a recurring basis. Other investments are measured at fair value on a nonrecurring basis.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2016 and for the year ended December 31, 2015, using quoted prices in active markets for identical assets (Level 1) and significant other observable inputs (Level 2). For the periods presented, there were no major assets measured at fair value on a recurring basis which uses significant unobservable inputs (Level 3):

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurement at reporting date using
Description	Total March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$818,000	$818,000	$—	$—
U.S. T-bills	5,208,000	5,208,000	—	—
Marketable securities:
Corporate debt securities	764,000	—	764,000	—
Marketable equity securities	9,774,000	9,774,000	—	—
Total assets	$16,564,000	$15,800,000	$764,000	$—

	Fair value measurement at reporting date using
Description	Total December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$943,000	$943,000	$—	$—
U.S. T-bills	9,478,000	9,478,000	—
Marketable securities:
Corporate debt securities	737,000	—	737,000	—
Marketable equity securities	9,771,000	9,771,000	—	—
Total assets	$20,929,000	$20,192,000	$737,000	$—

Carrying amount is the estimated fair value for corporate debt securities and time deposits based on a market-based approach using observable (Level 2) inputs such as prices of similar assets in active markets.

The following are the major categories of assets and liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2016 and for the year ended December 31, 2015. This category includes other investments which are measured using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

	Fair value measurement at reporting date using
	Total March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total losses for the three months ended
Description	2016	(Level 1)	(Level 2) (a)	(Level 3) (b)	3/31/2016
Assets:
Other investments by investment focus:
Technology & Communication	$284,000	$—	$284,000	$—	$—
Diversified businesses	2,134,000	—	2,134,000	—	—
Real estate and related	1,379,000	—	1,282,000	97,000	—
Other	635,000	—	—	635,000	—
Total assets	$4,432,000	$—	$3,700,000	$732,000	$—

	Fair value measurement at reporting date using				Total
	Total	Quoted Prices in Active	Significant Other	Significant	losses for
	December 31,	Markets for Identical Assets	Observable Inputs	Unobservable Inputs	year ended
Description	2015	(Level 1)	(Level 2) (a)	(Level 3) (b)	12/31/2015
Assets:
Other investments by investment focus:
Technology & Communication	$284,000	$—	$284,000	$—	$—
Diversified businesses	1,859,000	—	1,859,000	—	—
Real estate and related	1,117,000	—	1.019,000	98,000	—
Other	635,000	—	—	635,000	—
Total assets	$3,895,000	$—	$3,162,000	$733,000	$—

(a)	Other investments measured at fair value on a non-recurring basis include investments in certain entities that calculate net asset value per share (or its equivalent such as member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed, “NAV”). This class primarily consists of private equity funds that have varying investment focus. These investments can never be redeemed with the funds. Instead, the nature of the investments in this class is that distributions are received through the liquidation of the underlying assets of the fund. If these investments were held it is estimated that the underlying assets of the fund would be liquidated over 5 to 10 years. As of March 31, 2016, it is probable that all of the investments in this class will be sold at an amount different from the NAV of the Company’s ownership interest in partners’ capital. Therefore, the fair values of the investments in this class have been estimated using recent observable information such as audited financial statements and/or statements of partners’ capital obtained directly from investees on a quarterly or other regular basis. During the three months ended March 31, 2016, the Company received distributions of approximately $227,000 from this type of investment primarily from investments in diversified businesses and real estate. During the three months ended March 31, 2016, the Company made contributions totaling $727,000 in this type of investment. As of March 31, 2016, the amount of the Company’s unfunded commitments related to the aforementioned investments is approximately $2.2 million.
(b)	Other investments above which are measured on a nonrecurring basis using Level 3 unobservable inputs consist of investments primarily in commercial real estate in Florida through private partnerships and two investments in the stock of private banks in Florida and Texas. The Company does not know when it will have the ability to redeem the investments and has categorized them as a Level 3 fair value measurement. The Level 3 real estate and related investments of approximately $97,000 include various investments in real estate and related. Investments in this category are measured using primarily inputs provided by the managing member of the partnerships with whom the Company has done similar transactions in the past and is well known to management. The fair values of these real estate investments have been estimated using the net asset value of the Company’s ownership interest in partners’ capital. The other Level 3 investments include investments in private bank stocks and a reinsurance company. The fair values of these other Level 3 investments have been estimated using the cost method less distributions received and other than temporary impairments. This investment is valued using inputs provided by the management of the investee.

The following table includes a roll-forward of the investments classified within level 3 of the fair value hierarchy for the three months ended March 31, 2016:

Level 3 Investments:
Balance at January 1, 2016	$733,000
Investment in Level 3 investments
Distributions from Level 3 investments, net of gains	(1,000)
Balance at March 31, 2016	$732,000

7. INCOME TAXES

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

The Company accounts for income taxes in accordance with ASC Topic 740, “Accounting for Income Taxes”. ASC Topic 740 requires a Company to use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes only pertain to CII. As of March 31, 2016 and December 31, 2015, the Company has recorded a net deferred tax liability of $217,000 as a result of timing differences associated with the carrying value of the investment in affiliate (TGIF) and other investments. CII’s NOL carryover to 2017 is estimated at $1.1 million expiring beginning in 2022 and has been fully reserved due to CII historically having tax losses.

The provision for income taxes in the consolidated statements of comprehensive income consists of the following:

Three months ended March 31,	2016	2015
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	$80,000	$2,000
State	12,000	1,000
	92,000	3,000
Additional valuation allowance	(92,000)	(3,000)
Total	$-	$-

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2015. The Company’s federal income tax returns since 2012 are subject to examination by the Internal Revenue Service, generally for a period of three years after the returns were filed.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the consolidated financial statements as selling, general and administrative expense.

8. STOCK OPTIONS

Stock based compensation expense is recognized using the fair-value method for all awards. During the three months ended March 31, 2016 options to purchase 7,500 shares of the Company’s common stock to one director were forfeited.

The following table summarizes stock option activity during the three months ended March 31, 2016.

	Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2016	20,700	$17.54
Forfieted	(7,500)	$18.89
Outstanding at March 31, 2016	13,200	$16.77

The following table summarizes information concerning outstanding and exercisable options as of March 31, 2016:

	Number Outstanding	Weighted Average
Strike Price	and exercisable	Strike Price
$12.75	3,000	$12.75
$17.84	9,500	$17.84
$19.50	700	$19.50
	13,200	$16.77

As of March 31, 2016 the options outstanding and exercisable had no intrinsic value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The Company reported a net loss of approximately $59,000 (or $.06 per share) for the three months ended March 31, 2016. For the three months ended March 31, 2015 the Company reported net income of approximately $56,000 (or $.05 share).

REVENUES

Rentals and related revenues for the three months ended March 31, 2016 and 2015 consists of rent from the Advisor to CII for its corporate office.

Net realized and unrealized gain from investments in marketable securities:

Net realized and unrealized gain from investments in marketable securities for the three months ended March 31, 2016 and 2015 was approximately $164,000 and $182,000, respectively. For further details, refer to Note 3 to Condensed Consolidated Financial Statements (unaudited).

Net income from other investments:

Net income from other investments for the three months ended March 31, 2016 and 2015 was approximately $37,000 and $67,000, respectively. For further details, refer to Note 5 to Condensed Consolidated Financial Statements (unaudited).

Interest, dividend and other income for the three months ended March 31, 2016 as compared with the same period in 2015 decreased by approximately $35,000 (or 19%) primarily due to decreased non-recurring other income.

EXPENSES

General and administrative expenses for the three months ended March 31, 2016 as compared with the same period in 2015 increased by approximately $23,000 (or 31%) primarily due to increased other taxes and related expenses.

Professional fees and expenses for the three months ended March 31, 2016 as compared with the same period in 2015 increased by approximately $16,000 (or 21%) primarily due to increased auditing and tax preparation fees.

EFFECT OF INFLATION:

Inflation affects the costs of holding the Company's investments. Increased inflation would decrease the purchasing power of our mainly liquid investments.

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES

The Company's material commitments primarily consist of a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of approximately $1.8 million due on demand, contributions committed to other investments of approximately $2.2 million due upon demand. The funds necessary to meet these obligations are expected from the proceeds from the sales of investments, distributions from investments and available cash.

MATERIAL COMPONENTS OF CASH FLOWS

For the three months ended March 31, 2016, net cash used in operating activities was approximately $65,000, primarily consisting of operating expenses.

For the three months ended March 31, 2016, net cash used in investing activities was approximately $380,000. This consisted primarily of $1 million in purchases of marketable securities, and $727,000 of contributions to other investments. These uses of funds were partially offset by net proceeds from sales of marketable securities of $1.2 million and distributions from other investments of $228,000.

For the three months ended March 31, 2016, net cash used in financing activities was $4.4 million, consisting of repayments of margin borrowings of $3.9 million and a dividend payment of $518,000.

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

HMG/COURTLAND PROPERTIES, INC.

Dated: May 13, 2016	/s/ Maurice Wiener
CEO and President

Dated: May 13, 2016	/s/Carlos Camarotti
Vice President- Finance and Controller
Principal Accounting Officer

