Form 10-Q
period 2016-06-30
HMG COURTLAND PROPERTIES INC
filed 2016-08-15
CIK 311817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended                         June 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,002,392 Common shares were outstanding as of August 12, 2016.

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

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(UNAUDITED)
ASSETS
Investment properties, net of accumulated depreciation:
Office building and other commercial property	$861,871	$833,680
Total investment properties, net	861,871	833,680

Cash and cash equivalents	4,569,120	11,213,385
Investments in marketable securities	10,365,620	10,507,750
Other investments	4,950,838	3,895,317
Investment in affiliate	2,070,346	2,061,706
Loans, notes and other receivables	1,734,845	1,260,620
Investment in real estate partnership	2,322,695	2,322,695
Other assets	232,996	129,755
TOTAL ASSETS	$27,108,331	$32,224,908

LIABILITIES
Note payable to affiliate	$1,800,000	$1,800,000
Margin payable	3,058,051	7,999,166
Accounts payable, accrued expenses and other liabilities	97,238	23,132
Due to Adviser	36,799	36,799
Dividend payable	-	517,747
Deferred income taxes	217,000	217,000
TOTAL LIABILITIES	5,209,088	10,593,844

STOCKHOLDERS' EQUITY
Excess common stock, $1 par value; 100,000 shares authorized: no shares issued	-	-
Common stock, $1 par value; 1,200,000 shares authorized as of June 30, 2016 and December 31, 2015, and 1,035,493 and 1,053,923 issued as of June 30, 2016 and December 31, 2015, respectively	1,035,493	1,053,926
Additional paid-in capital	24,076,991	24,255,614
Less: Treasury shares, 18,433 as of December 31, 2015	-	(223,798)
Undistributed gains from sales of properties, net of losses	52,709,950	52,709,950
Undistributed losses from operations	(56,144,932)	(56,375,340)
Total stockholders' equity	21,677,502	21,420,352
Non controlling interest	221,741	210,712
TOTAL STOCKHOLDERS' EQUITY	21,899,243	21,631,064
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,108,331	$32,224,908

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
REVENUES
Real estate rentals and related revenue	$17,600	$16,200	$33,200	$32,400

EXPENSES
Operating expenses:
Rental and other properties	24,952	21,104	49,091	43,193
Adviser's base fee	165,000	165,000	330,000	330,000
General and administrative	89,359	99,213	185,095	172,021
Professional fees and expenses	25,987	232,852	117,635	308,823
Directors' fees and expenses	20,967	19,000	42,532	46,250
Depreciation and amortization	3,850	3,597	7,699	7,636
Interest expense	18,418	17,402	41,889	44,634
Total expenses	348,533	558,168	773,941	952,557

Loss before other income (loss)	(330,933)	(541,968)	(740,741)	(920,157)

Net realized and unrealized gains (losses) from investments in marketable securities	390,875	(552,377)	554,587	(370,274)
Net income from other investments	79,318	109,662	116,408	176,613
Interest, dividend and other income	154,723	167,153	304,154	351,504
Total other income (loss)	624,916	(275,562)	975,149	157,843

Net income (loss)	293,983	(817,530)	234,408	(762,314)
Noncontrolling interests	(5,031)	5,724	(4,000)	6,150
Net income (loss) attributable to the Company	$288,952	$(811,806)	$230,408	$(756,164)

Weighted average common shares outstanding-basic	1,035,493	1,041,494	1,035,493	1,041,662
Weighted average common shares outstanding-diluted	1,035,493	1,041,494	1,035,493	1,041,662

Net income (loss) per common share:
Basic and diluted	$0.28	$(0.78)	$0.22	$(0.73)

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to the Company	$230,408	$(756,164)
Adjustments to reconcile net income (loss) attributable to the Company to net cash used in operating activities:
Depreciation and amortization	7,699	7,636
Non-employee stock compensation expense	26,742	5,771
Net income from other investments, excluding impairment losses	(116,408)	(176,613)
Net (gain) loss from investments in marketable securities	(554,587)	370,274
Net income (loss) attributable to non controlling interest	4,000	(6,150)
Changes in assets and liabilities:
Other assets and other receivables	(58,821)	35,973
Accounts payable, accrued expenses and other liabilities	74,106	(14,447)
Total adjustments	(617,269)	222,444
Net cash used in operating activities	(386,861)	(533,720)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sales and redemptions of securities	2,839,729	4,595,021
Purchase of marketable securities	(2,143,011)	(3,860,655)
Investment in real estate partnership	-	(2,040,785)
Distributions from other investments	569,226	1,126,752
Contributions to other investments	(1,535,627)	(1,177,131)
Additions in mortgage loans and notes receivable	(500,000)	-
Purchases and improvements of properties	(35,888)	-
Net cash used in investing activities	(805,571)	(1,356,798)

CASH FLOWS FROM FINANCING ACTIVITIES:
Margin (repayments) borrowings	(4,941,115)	5,013,193
Dividend paid	(517,747)	(526,963)
Purchase of treasury stock	-	(166,527)
Contribution from non-controlling interest	7,029	-
Net cash (used in) provided by financing activities	(5,451,833)	4,319,703

Net (decrease) increase in cash and cash equivalents	(6,644,265)	2,429,185
Cash and cash equivalents at beginning of the period	11,213,385	9,451,152
Cash and cash equivalents at end of the period	$4,569,120	$11,880,337

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$42,000	$45,000
Cash paid during the period for income taxes	$20,000	$-

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2015. The balance sheet as of December 31, 2015 was derived from audited consolidated financial statements as of that date. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for future periods or the full year.

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

3. INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities consist primarily of large capital corporate equity and debt securities in varying industries or issued by government agencies with readily determinable fair values. These securities are stated at market value, as determined by the most recent traded price of each security at the balance sheet date. Consistent with the Company's overall current investment objectives and activities its entire marketable securities portfolio is classified as trading. Included in investments in marketable securities is approximately $8.4 million and $8.3 million, of large capital real estate investment trusts (REITs) as of June 30, 2016 and December 31, 2015, respectively.

Net realized and unrealized (loss) gain from investments in marketable securities for the three and six months ended June 30, 2016 and 2015 is summarized below:

	Three months ended June 30,		Six months ended June 30,
Description	2016	2015	2016	2015
Net realized gain (loss) from sales of securities	$31,000	$49,000	$(17,000)	$204,000
Unrealized net gain (loss) in trading securities	361,000	(601,000)	572,000	(574,000)
Total net gain (loss) from investments in marketable securities	$391,000	$(552,000)	$555,000	$(370,000)

For the three and six months ended June 30, 2016, net unrealized gain from trading securities were $361,000 and $572,000, respectively. This is compared to net unrealized loss of $601,000 and $574,000 for the three and six months ended June 30, 2015, respectively.

For the three months ended June 30, 2016, net realized gain from sales of marketable securities was approximately $31,000, and consisted of approximately $116,000 of gross gains and $85,000 of gross losses. For the six months ended June 30, 2016, net realized loss from sales of marketable securities was approximately $17,000, and consisted of approximately $212,000 of gross gains net of $229,000 of gross losses.

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

4. INVESTMENT IN REAL ESTATE PARTNERSHIP

As previously reported, in September 2014, the Company, through a newly-formed wholly owned subsidiary (HMG Orlando LLC, a Delaware limited liability company), acquired a one-third equity membership interest in JY-TV Associates, LLC a Florida limited liability company (“JY-TV”) and entered into the Amended and Restated Operating Agreement of JY-TV (the “Agreement”). Also, as previously reported, on May 19, 2015, pursuant to the terms of a Construction Loan Agreement, between JY-TV Associates LLC (“JY-TV” or the “Borrower”, which is one-third owned by a wholly-owned subsidiary of the Company) and Wells Fargo Bank ("Lender"), Lender loaned to the Borrower the principal sum of $27 million pursuant to a senior secured construction loan ("Loan"). The proceeds of the Loan are being used to finance the previously reported construction of multi-family residential apartments containing 240 units totaling approximately 239,000 net rentable square feet on a 9.5 acre site located in Orlando, Florida ("Project"). Construction of the Project commenced in June 2015 and is expected to be completed in the Fall of 2016. Leasing activities have begun and are proceeding as expected.

As previously reported, the Company and certain affiliates of the other two members of the Borrower ("Guarantors") entered into a Completion Guaranty Agreement ("Completion Guaranty") and a Repayment Guaranty Agreement ("Repayment Guaranty") (collectively, the “Guaranties”) with the Lender. Under the Completion Guaranty, Guarantors shall unconditionally guaranty, on a joint and several basis, lien free completion of all improvements with respect to the Project and any construction or completion obligations required to be made by the Borrower pursuant to any approved leases. Under the Repayment Guaranty, Guarantors shall provide an unconditional guaranty including the repayment of $11.5 million of the principal balance of the Loan, repayment of all accrued but unpaid interest and payment of any other sums payable under any of the Loan Agreement. Each Guarantor is required to maintain compliance at all times with certain financial covenants, as defined. As of June 30, 2016 the Company was in compliance with all debt covenants.

5. OTHER INVESTMENTS

As of June 30, 2016, the Company’s portfolio of other investments had an aggregate carrying value of approximately $4.9 million and we have committed to fund approximately $2.1 million as required by agreements with the investees. The carrying value of these investments is equal to contributions less distributions and loss valuation adjustments, if any.

During the six months ended June 30, 2016, we made contributions to other investments of approximately $1.5 million, consisting primarily of a $400,000 investment in a partnership owning rental apartments located in Austin, Texas, $300,000 investment in an income and value real estate fund and $550,000 in two stock funds. The remaining contributions were made towards existing investment commitments.

During the six months ended June 30, 2016, we received distributions from other investments of approximately $569,000 primarily from various real estate related investments and proceeds from the redemption of a hedge fund.

Net income from other investments for the three and six months ended June 30, 2016 and 2015, is summarized below:

	Three months ended June 30,		Six months ended June 30,
Description	2016	2015	2016	2015
Partnerships owning diversified businesses	$13,000	$107,000	$44,000	$114,000
Partnerships owning real estate and related	57,000	2,000	63,000	47,000
Income from investment in 49% owned affiliate (T.G.I.F. Texas, Inc.)	9,000	1,000	9,000	16,000
Total net income from other investments (excluding other than temporary impairment losses)	$79,000	$110,000	$116,000	$177,000

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2016 and December 31, 2015, aggregated by investment category and the length of time that investments have been in a continuous loss position:

	As of June 30, 2016
	12 Months or Less		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$—	$—	$4,000	$(12,000)	$4,000	$(12,000)
Partnerships owning diversified businesses investments	748,000	(16,000)	—	—	748,000	(16,000)
Other (private banks, etc.)	—	—	288,000	(12,000)	288,000	(12,000)
Total	$748,000	$(16,000)	$292,000	$(24,000)	$1,040,000	$(40,000)

	As of December 31, 2015
	12 Months or Less		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$—	$—	$5,000	$(12,000)	$5,000	$(12,000)
Partnerships owning diversified businesses investments	272,000	(28,000)	184,000	(16,000)	456,000	(44,000)
Other (private banks, etc.)	—	—	288,000	(12,000)	288,000	(12,000)
Total	$272,000	$(28,000)	$477,000	$(40,000)	$748,000	$(68,000)

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

In accordance with ASC Topic 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments there were no OTTI impairment valuation adjustments for the three and six months ended June 30, 2016 and 2015.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC Topic 820, the Company measures cash and cash equivalents, marketable debt and equity securities at fair value on a recurring basis. Other investments are measured at fair value on a nonrecurring basis.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2016 and for the year ended December 31, 2015, using quoted prices in active markets for identical assets (Level 1) and significant other observable inputs (Level 2). For the periods presented, there were no major assets measured at fair value on a recurring basis which uses significant unobservable inputs (Level 3):

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurement at reporting date using
Description	Total June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$631,000	$631,000	$—	$—
U.S. T-bills	3,300,000	3,300,000	—	—
Marketable securities:
Corporate debt securities	830,000	—	830,000	—
Marketable equity securities	9,536,000	9,536,000	—	—
Total assets	$14,297,000	$13,467,000	$830,000	$—

	Fair value measurement at reporting date using
Description	Total December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$943,000	$943,000	$—	$—
U.S. T-bills	9,478,000	9,478,000	—	—
Marketable securities:
Corporate debt securities	737,000	—	737,000	—
Marketable equity securities	9,771,000	9,771,000	—	—
Total assets	$20,929,000	$20,192,000	$737,000	$—

Carrying amount is the estimated fair value for corporate debt securities and time deposits based on a market-based approach using observable (Level 2) inputs such as prices of similar assets in active markets.

The following are the major categories of assets and liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2016 and for the year ended December 31, 2015. This category includes other investments which are measured using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

	Fair value measurement at reporting date using
	Total June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total losses for the three and six months ended
Description	2016	(Level 1)	(Level 2) (a)	(Level 3) (b)	6/30/2016
Assets:
Other investments by investment focus:
Technology & Communication	$285,000	$—	$285,000	$—	$—
Diversified businesses	2,278,000	—	2,278,000	—	—
Real estate and related	1,753,000	—	1,657,000	96,000	—
Other	635,000	—	—	635,000	—
Total assets	$4,951,000	$—	$4,220,000	$731,000	$—

	Fair value measurement at reporting date using				Total
	Total	Quoted Prices in Active	Significant Other	Significant	losses for
	December 31,	Markets for Identical Assets	Observable Inputs	Unobservable Inputs	year ended
Description	2015	(Level 1)	(Level 2) (a)	(Level 3) (b)	12/31/2015
Assets:
Other investments by investment focus:
Technology & Communication	$284,000	$—	$284,000	$—	$—
Diversified businesses	1,859,000	—	1,859,000	—	—
Real estate and related	1,117,000	—	1,019,000	98,000	—
Other	635,000	—	—	635,000	—
Total assets	$3,895,000	$—	$3,162,000	$733,000	$—

(a)	Other investments measured at fair value on a non-recurring basis include investments in certain entities that calculate net asset value per share (or its equivalent such as member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed, “NAV”). This class primarily consists of private equity funds that have varying investment focus. These investments can never be redeemed with the funds. Instead, the nature of the investments in this class is that distributions are received through the liquidation of the underlying assets of the fund. If these investments were held it is estimated that the underlying assets of the fund would be liquidated over 5 to 10 years. As of June 30, 2016, it is probable that all of the investments in this class will be sold at an amount different from the NAV of the Company’s ownership interest in partners’ capital. Therefore, the fair values of the investments in this class have been estimated using recent observable information such as audited financial statements and/or statements of partners’ capital obtained directly from investees on a quarterly or other regular basis. During the six months ended June 30, 2016, the Company received distributions of approximately $567,000 from this type of investment primarily from investments in diversified businesses and real estate. During the six months ended June 30, 2016, the Company made contributions totaling approximately $1.5 million in this type of investment. As of June 30, 2016, the amount of the Company’s unfunded commitments related to the aforementioned investments is approximately $2.1 million.
(b)	Other investments above which are measured on a nonrecurring basis using Level 3 unobservable inputs consist of investments primarily in commercial real estate in Florida through private partnerships and two investments in the stock of private banks in Florida and Texas. The Company does not know when it will have the ability to redeem the investments and has categorized them as a Level 3 fair value measurement. The Level 3 real estate and related investments of approximately $96,000 include various investments in real estate and related. Investments in this category are measured using primarily inputs provided by the managing member of the partnerships with whom the Company has done similar transactions in the past and is well known to management. The fair values of these real estate investments have been estimated using the net asset value of the Company’s ownership interest in partners’ capital. The other Level 3 investments include investments in private bank stocks and a reinsurance company. The fair values of these other Level 3 investments have been estimated using the cost method less distributions received and other than temporary impairments. This investment is valued using inputs provided by the management of the investee.

The following table includes a roll-forward of the investments classified within level 3 of the fair value hierarchy for the six months ended June 30, 2016:

Level 3 Investments:
Balance at January 1, 2016	$733,000
Distributions from Level 3 investments, net of gains	(2,000)
Balance at June 30, 2016	$731,000

7. INCOME TAXES

The Company (excluding its taxable REIT subsidiary CII) as a qualifying real estate investment trust distributes its taxable ordinary income to stockholders in conformity with requirements of the Internal Revenue Code and is not required to report deferred items due to its ability to distribute all taxable income. In addition, net operating losses can be carried forward to reduce future taxable income but cannot be carried back.

The Company’s 95%-owned subsidiary, CII, files a separate income tax return and its operations are not included in the REIT’s income tax return.

The Company accounts for income taxes in accordance with ASC Topic 740, “Accounting for Income Taxes”. ASC Topic 740 requires a Company to use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes only pertain to CII. As of June 30, 2016 and December 31, 2015, the Company has recorded a net deferred tax liability of $217,000 as a result of timing differences associated with the carrying value of the investment in affiliate (TGIF) and other investments. CII’s NOL carryover to 2017 is estimated at $1.1 million expiring beginning in 2022 and has been fully reserved due to CII historically having tax losses.

The provision for income taxes in the consolidated statements of comprehensive income consists of the following:

Six months ended June 30,	2016	2015
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	$135,000	$42,000
State	21,000	5,000
	156,000	47,000
Additional valuation allowance	(156,000)	(47,000)
Total	$-	$-

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

8. STOCK OPTIONS

Stock based compensation expense is recognized using the fair-value method for all awards. On June 30, 2016 the Company granted options to purchase 12,500 shares of the Company’s common stock to three directors and one officer. The exercise price of the options is equal to $9.31 per share, the market price of the stock on the date of grant and the options expires on June 29, 2021. The Company determined the fair value of its option awards using the Black-Scholes option pricing model. The following assumptions were used to value the options granted during the six months ended June 30, 2016: 5 year expected life; expected volatility of approximately 39%; risk-free of .45% and annual dividend yield of 4%. The expected life for options granted during the period represents the period of time that options are to be outstanding based on the expiration date of the Plan. Expected volatilities are based upon historical volatility of the Company’s stock over a period equal to the 5 year expected life.

The weighted average fair value for options granted during the six months ended June 30, 2016 was $2.14 per share. For the six months ended June 30, 2016 the Company recorded approximately $27,000 in non-employee stock option expense relating to the options granted in 2016.

The following table summarizes stock option activity during the six months ended June 30, 2016:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2016	20,700	$17.54
Forfieted	(7,500)	$18.89
Granted	12,500	$9.31
Outstanding at June 30, 2016	25,700	$13.14

The following table summarizes information concerning outstanding and exercisable options as of June 30, 2016:

	Number Outstanding	Weighted Average
Strike Price	and exercisable	Strike Price
$9.31	12,500	$9.31
$12.75	3,000	$12.75
$17.84	9,500	$17.84
$19.50	700	$19.50
	25,700	$13.14

As of June 30, 2016 the options outstanding and exercisable had no intrinsic value.

9. SUBSEQUENT EVENTS

Subsequent to June 30, 2016 the Company purchased 33,101 shares of its common stock for treasury. This included one privately negotiated purchase of 30,000 shares at $10.27 per share.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The Company reported net income of approximately $289,000 ($.28 per share) and approximately $230,000 ($.22 per share) for the three and six months ended June 30, 2016, respectively. For the three and six months ended June 30, 2015, we reported a net loss of $812,000 ($.78 per share) and $756,000 ($.73 per share), respectively.

REVENUES

Rentals and related revenues for the three and six months ended June 30, 2016 and 2015 consists of rent from the Advisor to CII for its corporate office.

Net realized and unrealized gain from investments in marketable securities:

Net realized gain (loss) from investments in marketable securities for the three and six months ended June 30, 2016 was approximately $31,000 and ($17,000), respectively. Net realized gain from investments in marketable securities for the three and six months ended June 30, 2015 was approximately $49,000 and $204,000, respectively. Net unrealized gain from investments in marketable securities for the three and six months ended June 30, 2016 was approximately $361,000 and $571,000, respectively. Net unrealized loss from investments in marketable securities for the three and six months ended June 30, 2015 was approximately $601,000 and $574,000, respectively. For further details refer to Note 3 to Condensed Consolidated Financial Statements (unaudited).

Net income from other investments:

Net income from other investments for the three and six months ended June 30, 2016 was approximately $79,000 and $116,000, respectively. Net income from other investments for the three and six months ended June 30, 2015 was approximately $110,000 and $177,000, respectively. For further details refer to Note 5 to Condensed Consolidated Financial Statements (unaudited).

Interest, dividend and other income:

Interest, dividend and other income for the three and six months ended June 30, 2016 was approximately $155,000 and $304,000, respectively. Interest, dividend and other income for the three and six months ended June 30, 2015 was approximately $167,000 and $352,000, respectively. The decreases in the three and six month comparable periods was primarily due to non-recurring other income.

EXPENSES

Professional fees and expenses for the three and six months ended June 30, 2016 as compared with the same periods in 2015 decreased by approximately $207,000 (89%) and $191,000 (62%), respectively, primarily due to decreased legal fees.

General and administrative expenses for the three and six months ended June 30, 2016 as compared with the same periods in 2015 (decreased) increased by approximately ($10,000) (10%) and $13,000 (8%), respectively. The decrease in the three month comparable periods was primarily due to decreased placement fees on other investments. The increase in the six month comparable periods was primarily due to other taxes and related expense.

EFFECT OF INFLATION:

Inflation affects the costs of holding the Company's investments. Increased inflation would decrease the purchasing power of our mainly liquid investments.

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES

The Company's material commitments primarily consist of a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of approximately $1.8 million due on demand, contributions committed to other investments of approximately $2.1 million due upon demand. The funds necessary to meet these obligations are expected from the proceeds from the sales of investments, distributions from investments and available cash.

MATERIAL COMPONENTS OF CASH FLOWS

For the six months ended June 30, 2016, net cash used in operating activities was approximately $387,000, primarily consisting of operating expenses.

For the six months ended June 30, 2016, net cash used in investing activities was approximately $806,000. This consisted primarily of $2.1 million in purchases of marketable securities, $1.5 million of contributions to other investments and $500,000 in additions in mortgage loans receivable. These uses of funds were partially offset by net proceeds from sales of marketable securities of $2.8 million and distributions from other investments of $569,000.

For the six months ended June 30, 2016, net cash used in financing activities was $5.5 million, consisting primarily of margin repayments of $4.9 million and dividends paid of $518,000.

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

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings: None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:

As previously reported, we have one current program to repurchase up to $600,000 of outstanding shares of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. This program was approved by our Board of Directors on June 30, 2016 and expires on June 29, 2021. There were no shares purchased under the program during the six months ended June 30, 2016.

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

HMG/COURTLAND PROPERTIES, INC.

Dated: August 15, 2016	/s/ Maurice Wiener
CEO and President

Dated: August 15, 2016	/s/Carlos Camarotti
CFO and Vice President

