Form 10-K
period 2016-12-31
HMG COURTLAND PROPERTIES INC
filed 2017-03-24
CIK 311817

 U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2016

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
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant (excludes shares of voting stock held by directors, executive officers and beneficial owners of more than 10% of the Registrant’s voting stock; however, this does not constitute an admission that any such holder is an “affiliate” for any purpose) based on the closing price of the stock as traded on the NYSE Amex Exchange on the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2016) was $4,040,283. The number of shares outstanding of the issuer’s common stock, $1 par value as of the latest practicable date: 1,002,392 shares of common stock, $1 par value, as of March 24, 2017.

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

HMG qualifies under the U.S. Internal Revenue Code for taxation as a real estate investment trust (“REIT”), excluding its 95% owned taxable REIT subsidiary Courtland Investments, Inc. (“CII”), which files a separate tax return.

As previously reported, in September 2014, the Company, through a wholly owned subsidiary (HMG Orlando LLC, a Delaware limited liability company), acquired a one-third equity membership interest in JY-TV Associates, LLC a Florida limited liability company (“JY-TV”) and entered into the Amended and Restated Operating Agreement of JY-TV (the “Agreement”). Also, as previously reported, on May 19, 2015, pursuant to the terms of a Construction Loan Agreement, between JY-TV Associates LLC (“JY-TV” or the “Borrower”, which is one-third owned by a wholly-owned subsidiary of the Company) and Wells Fargo Bank ("Lender"), Lender loaned to the Borrower the principal sum of $27 million pursuant to a senior secured construction loan ("Loan"). The proceeds of the Loan were used to finance the previously reported construction of multi-family residential apartments containing 240 units totaling approximately 239,000 net rentable square feet on a 9.5 acre site located in Orlando, Florida ("Project"). Construction of the Project which commenced in June 2015, has been completed. A grand opening was held on October 15, 2016, and leasing activities are proceeding as expected. To date approximately 78% of the Project has been leased. For the year ended December 31, 2016 JY-TV reported a net loss of approximately $849,000, which includes depreciation and amortization expense of $712,000 and interest expense of $289,000. The Company’s portion of that loss is approximately $283,000.

The Company invests its idle cash in marketable securities and acquires real estate and other investments utilizing available cash or borrowing funds.

The Company’s portfolio of REIT marketable securities consists of preferred and non-preferred equity of large capital publicly traded REITs with a market value of approximately $6.2 million and $8.3 million as of December 31, 2016 and 2015, respectively.

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

The Company’s other investments consist primarily of nominal equity interests in various privately-held entities, including limited partnerships whose purpose is to invest venture capital funds in growth-oriented enterprises. The Company does not have significant influence over any investee and the Company’s investments typically represent less than 3% of the investee’s ownership. Some of these investments give rise to exposure resulting from the volatility in capital markets. The Company mitigates its risks by diversifying its investment portfolio. Information with respect to the amounts and types of other investments including the nature of the declines in value is set forth in Note 4 of the Notes to Consolidated Financial Statements.

Reference is made to Item 13. Certain Relationships and Related Transactions and Director Independence for discussion of the Company’s organizational structure and related party transactions.

Investment in Affiliate.

The Company’s investment in affiliate consists of a 49% equity interest in T.G.I.F. Texas, Inc. (“TGIF”). TGIF was incorporated in Texas and operates solely from the Company’s corporate office in Miami, Florida. The Company’s CEO, Maurice Wiener, is also the CEO of TGIF. Its assets consist primarily of promissory notes receivable from its shareholders including CII and Mr. Wiener and other investments including marketable debt and equity securities. This investment’s carrying value as of December 31, 2016 and 2015 was approximately $1.9 million and $2.1 million, respectively. CII’s note payable to TGIF which is due on demand was approximately $1.6 million and $1.8 million as of December 31, 2016 and 2015, respectively. Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On June 30, 2016, the shareholders of the Company approved the renewal of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2017 and expiring December 31, 2017.

The Adviser is majority owned by Mr. Wiener. The officers and directors of the Adviser are as follows: Maurice Wiener, Chairman of the Board, Chief Executive officer and President and Carlos Camarotti, Vice President - Finance and Assistant Secretary.

Advisory Fees. For the years ended December 31, 2016 and 2015, the Company and its subsidiaries incurred Adviser fees of approximately $726,000 and $697,000, respectively. This consisted of $660,000 in regular compensation for 2016 and 2015, and $66,000 and $37,000 in incentive fee compensation for 2016 and 2015, respectively.

Item 2. Description of Property.

Executive offices (Coconut Grove, Florida). The principal executive offices of the Company and the Adviser are located at 1870 South Bayshore Drive, Coconut Grove, Florida, 33133, in premises owned by the Company’s subsidiary CII and is primarily leased to the Adviser pursuant to a lease agreement originally dated December 1, 1999. In December 2014 the lease was renewed for one year with two one year extensions with an increase in rent of 5% per extension. The lease (as extended) provides for base rent of $52,920 per year beginning on December 1, 2016 and payable in equal monthly installments during the term of the lease which expires on December 1, 2017. The Adviser, as tenant, pays utilities, certain maintenance and security expenses relating to the leased premises.

The Company regularly evaluates potential real estate acquisitions for future investment or development and would utilize funds currently available or from other resources to implement its strategy.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable to the Company.

Part II.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

The high and low per share closing sales prices of the Company’s stock on the NYSE Amex Exchange (ticker symbol: HMG) for each quarter during the past two years were as follows:

	High	Low
March 31, 2016	$10.57	$9.35
June 30, 2016	$11.11	$9.02
September 30, 2016	$11.50	$9.67
December 31, 2016	$11.50	$10.33

March 31, 2015	$13.00	$9.18
June 30, 2015	$13.51	$11.89
September 30, 2015	$14.57	$11.05
December 31, 2015	$12.54	$10.38

On December 19, 2016 the Company declared a return of capital dividend of $.50 per share which was paid on January 9, 2017 to all shareholders of record as of December 29, 2016.

On December 21, 2015 the Company declared a return of capital dividend of $.50 per share which was paid on January 11, 2016 to all shareholders of record as of December 31, 2015.

The Company’s policy has been to pay dividends as are necessary for it to qualify for taxation as a REIT under the Internal Revenue Code.

As of March 8, 2017, there were 293 shareholders of record of the Company’s common stock.

The following table illustrates securities authorized for issuance under the Company’s equity compensation plan, the 2011 Stock Option Plan:

	Number of securities
	to be issued upon	Weighted-average	Number of securities remaining
	exercise of	exercise price of	available for future issuance under
	outstanding options	outstanding options	equity compensation plans
Equity compensation plan approved by shareholders	12,500	$9.31	47,608
Equity compensation plan not approved by shareholders	—	—	—
Total	12,500	$9.31	47,608

The following table summarizes stock option activity during the year ended December 31, 2016:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Outstanding at January 1, 2016	20,700	$17.54
Forfeited	(7,500)	$18.89
Expired unexercised	(13,200)	$16.77
Granted	12,500	$9.31
Outstanding at December 31, 2016	12,500	$9.31

The following table summarizes stock option activity during the year ended December 31, 2015:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Outstanding at January 1, 2015	17,700	$18.35
Granted	3,000	$12.75
Outstanding at December 31, 2015	20,700	$17.54

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2016:

	Number Outstanding	Weighted Average
Strike Price	and exercisable	Strike Price
$9.31	12,500	$9.31

As of December 31, 2016, the options outstanding and exercisable had an intrinsic value of approximately $15,000.

The following table presents information regarding the shares of our common stock we purchased during each of the twelve calendar months ended December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan (1)

June 1 –30, 2016	-	-	-	$600,000
July 1 –31, 2016	33,101	$10.28	33,101	$259,719
Aug. 1 – 31, 2016	-	-	-	$259,719
Sept. 1 – 30, 2016	-	-	-	$259,719
Oct. 1 – 31, 2016	-	-	-	$259,719
Nov. 1 – 30, 2016	-	-	-	$259,719
Dec. 1 – 31, 2016	-	-	-	$259,719

(1)	As previously reported, we have one current program to repurchase up to $600,000 of outstanding shares of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. This program was approved by our Board of Directors on June 30, 2016 and expires on June 29, 2021.

As of December 31, 2016, the maximum dollar value of shares that may yet be purchased under the program is $259,719. During the year ended December 31, 2016, there were 33,101 shares purchased as part of this publicly announced program.

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

Other Investments. The Company’s other investments consist primarily of nominal equity interests in various privately-held entities, including limited partnerships whose purpose is to invest venture capital funds in growth-oriented enterprises. The Company does not have significant influence over any investee and the Company’s investment represents less than 3% of the investee’s ownership. None of these investments meet the criteria of accounting under the equity method and are carried at cost less distributions and other than temporary unrealized losses. These investments do not have available quoted market prices, so we must rely on valuations and related reports and information provided to us by those entities for the purposes of determining other-than-temporary declines. These valuations are by their nature subject to estimates which could change significantly from period to period. The Company regularly reviews the underlying assets in its other investment portfolio for events, that may indicate the investment has suffered other-than-temporary decline in value including. These events include but are not limited to bankruptcies, closures and declines in estimated fair value. When a decline is deemed other-than-temporary, we permanently reduce the cost basis component of the investments to its estimated fair value, and the loss is recorded as a component of net income from other investments. As such, any recoveries in the value of the investments will not be recognized until the investments are sold.

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

Results of Operations:

For the years ended December 31, 2016 and 2015, the Company reported a net loss of approximately $431,000 ($.42 per share) and $1,060,000 ($1.02 per share), respectively.

Revenues:

Total revenues for the years ended December 31, 2016 and 2015 were approximately $66,000. This is primarily comprised of rental revenue from the leasing of the corporate offices to the Adviser.

Expenses:

Total expenses for the year ended December 31, 2016 as compared to that of 2015 decreased by approximately $419,000 (or 22%). This decrease was primarily due to decreased legal fees, partially offset by increased general and administrative expenses. Legal fees decreased by approximately $467,000 (71%) in 2016 as compared to 2015. This was due to the Grove Isle litigation which was settled in September 2015. General and administrative expenses for the year ended December 31, 2016 as compared to that of 2015 increased by approximately $97,000 (or 38%). This increase was primarily attributable to increased dues and subscriptions of $36,000 and increased non-employee stock compensation of $21,000.

Other Income:

Net realized and unrealized gain (loss) from investments in marketable securities:

Net gain (loss) from investments in marketable securities, including marketable securities distributed by partnerships in which the Company owns minority positions, for the years ended December 31, 2016 and 2015, is as follows:

Description	2016	2015
Net realized gain from sales of marketable securities	$271,000	$50,000
Net unrealized loss from marketable securities	(21,000)	(402,000)
Total net gain (loss) from investments in marketable securities	$250,000	$(352,000)

Net realized gain from sales of marketable securities consisted of approximately $648,000 of gains net of $377,000 of losses for the year ended December 31, 2016. The comparable amounts in fiscal year 2015 were approximately $487,000 of gains net of $437,000 of losses.

Consistent with the Company’s overall current investment objectives and activities, the entire marketable securities portfolio is classified as trading (as defined by U.S generally accepted accounting principles). Unrealized gains or losses from marketable securities are recorded as other income in the Consolidated Statements of Income.

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

Equity loss (gain) in residential real estate partnership:

For the year ended December 31, 2016 JY-TV Associates LLC reported a net loss of approximately $849,000, which includes depreciation and amortization expense of $712,000 and interest expense of $289,000. The Company’s portion of that loss is approximately $283,000. For the year ended December 31, 2015 JY-TV reported net income was minimal as the Project was under construction.

Net income from other investments is summarized below (excluding other than temporary impairment losses):

	2016	2015
Venture capital funds – diversified businesses (a)	$231,000	$151,000
Partnerships owning real estate and related investments (a)	148,000	149,000
Venture capital funds – technology businesses	(13,000)	-
Investment in 49% owned affiliate and other (b)	12,000	22,000
Total net income from other investments	$378,000	$322,000

(a) The gains in 2016 and 2015 consist of various cash distributions from investments owning diversified businesses and real estate and related investments which made cash distributions from the sale or refinancing of operating companies.

(b) This gain represents income from the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”). In 2016 and 2015 TGIF declared and paid a cash dividend of which the Company’s portion was approximately $193,000 each year. These dividends were recorded as reduction in the investment carrying value as required under the equity method of accounting for investments.

Other than temporary impairment (“OTTI”) losses from other investments

	2016	2015
Technology and related	$(69,000)		$-
Total other than temporary impairment loss from other investments	$(69,000)	$

The OTTI loss for the year ended December 31, 2016 consists of a recognized impairment loss in an investment in a partnership that invested in technology related companies. There were no OTTI losses for the year ended December 31, 2015.

Net income or loss from other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s net earnings. However, the amount of investment gain or loss from other investments for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

Interest, dividend and other income

Interest, dividend and other income for the year ended December 31, 2016 as compared with 2015 decreased by approximately $188,000 (or 24%), primarily due to a non-recurring gain of approximately $166,000 from the settlement of litigation in 2015.

Provision for income taxes:

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

The benefit from income taxes for the year ended December 31, 2016 was approximately $113,000 and was attributable to deferred tax benefit of $145,000 less current federal tax provision of $28,000 relating to non-recurring prohibited REIT income. There was no provision or benefit for income taxes for the year ended December 31, 2015.

As of December 31, 2016, the Company, excluding its taxable REIT subsidiary, CII, has an estimated tax net operating loss carryover (NOL) of approximately $485,000.

The Company’s 95%-owned taxable REIT subsidiary, CII, files a separate income tax return and its operations are not included in the REIT’s income tax return.

For CII, the Company follows the liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amount and the tax basis of assets and liabilities at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. As a result of timing differences associated with the carrying value of other investments, unrealized gains and losses of marketable securities, depreciable assets and the future benefit of a net operating loss, as of December 31, 2016, and 2015 the Company has recorded a net deferred tax liability of $76,000 and $217,000, respectively.

As of December 31, 2016, CII has an estimated NOL of approximately $1.1 million which has been fully reserved due to CII historically having tax losses.

Effect of Inflation.

Inflation affects the costs of maintaining the Company’s investments.

Liquidity, Capital Expenditure Requirements and Capital Resources.

The Company’s material commitments primarily consist of a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of approximately $1.6 million due on demand (see Item 13. Certain Relationships and Related Transactions and Director Independence), and contributions committed to other investments of approximately $1.8 million due upon demand. The funds necessary to meet these obligations are expected from the proceeds from the sales of investments, distributions from investments and available cash and equivalents ($3 million at December 31, 2016).

A summary of the Company’s contractual cash obligations at December 31, 2016 is as follows:

	Payments Due by Period
Contractual
Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Note payable	$1,600,000	$1,600,000	—	—	—
Other investments commitments	1,800,000	1,800,000	—	—	—
Total	$3,400,000	$3,400,000	—	—	—

The timing of amounts due under commitments for other investments is determined by the managing partners of the individual investments.

Material Changes in Operating, Investing and Financing Cash Flows.

The Company’s cash flows are generated primarily from its dividends, interest and sales proceeds of marketable securities, distributions from other investments and borrowings.

For the year ended December 31, 2016, net cash used in operating activities was approximately $880,000, primarily consisting of net loss before income taxes and other income of approximately $1.5 million, plus interest, dividends and other income of approximately $590,000.

For the year ended December 31, 2016, net cash provided by investing activities was approximately $1.7 million and consisted primarily of proceeds from sales of marketable securities of $6.7 million and distributions from other investments of $1.1 million. These sources of funds were partially offset by $3.7 million of purchases of marketable securities, $2.2 million of contributions to other investments.

For the year ended December 31, 2016, net cash used in financing activities was approximately $9 million and consisted primarily of $7.95 million of repayments of margin borrowings, repayment of note payable to affiliate of $200,000, dividend paid of $518,000 and purchase of treasury stock of $340,000.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable to the Company.

11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of HMG/Courtland Properties, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of HMG/Courtland Properties, Inc. (a Delaware corporation) and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of HMG/Courtland Properties, Inc. and Subsidiaries at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry Bekaert LLP
Coral Gables, Florida
March 24, 2017

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2016 AND 2015

	December 31,	December 31,
	2016	2015
ASSETS
Investment properties, net of accumulated depreciation:
Office building and other commercial property	$864,349	$833,680
Total investment properties, net	864,349	833,680

Cash and cash equivalents	3,019,463	11,213,385
Investments in marketable securities	7,750,661	10,507,750
Other investments	5,307,765	3,895,317
Investment in affiliate	1,880,854	2,061,706
Loans, notes and other receivables	1,623,151	1,260,620
Investment in residential real estate partnership	2,039,714	2.322,695
Other assets	291,464	129,755
TOTAL ASSETS	$22,777,421	$32,224,908

LIABILITIES
Note payable to affiliate	$1,600,000	$1,800,000
Margin payable	48,803	7,999,166
Dividends payable	501,196	517,747
Accounts payable, accrued expenses and other liabilities	87,536	23,132
Amounts due to the Adviser	65,959	36,799
Deferred income tax payable	76,327	217,000

TOTAL LIABILITIES	2,379,821	10,593,844

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Excess common stock, $1 par value; 100,000 shares authorized: no shares issued	—	—
Common stock, $1 par value; 1,050,000 and 1,200,000 shares authorized as of December 31, 2016 and 2015, respectively; and 1,035,493 and 1,053,926 issued as of December 31, 2016 and 2015, respectively	1,035,493	1,053,926
Additional paid-in capital	24,076,991	24,255,614
Less: Treasury shares at cost (33,101 and 18,433 shares as of December 31, 2016 and 2015, respectively)	(340,281)	(223,798)
Undistributed gains from sales of properties, net of losses	52,208,753	52,709,950
Undistributed losses from operations	(56,806,766)	(56,375,340)
Total stockholders’ equity	20,174,190	21,420,352
Noncontrolling interest	223,410	210,712
TOTAL EQUITY	20,397,600	21,631,064
TOTAL LIABILITIES AND EQUITY	$22,777,421	$32,224,908

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
REVENUES
Real estate rentals and related revenue	$66,030	$64,800
Total revenues	66,030	64,800

EXPENSES
Operating expenses:
Rental and other properties	103,393	114,050
Adviser’s base fee	660,000	660,000
General and administrative	348,203	251,689
Professional fees and expenses	189,351	656,830
Directors’ fees and expenses	80,532	88,029
Depreciation expense	15,398	15,335
Interest expense	74,688	104,939
Total expenses	1,471,565	1,890,872

Loss before other income and income taxes	(1,405,535)	(1,826,072)

Net realized and unrealized gains (losses) from investments in marketable securities	250,293	(351,843)
Equity (loss) gain in residential real estate partnership	(282,981)	247
Net income from other investments	378,761	321,715
Other than temporary impairment losses from other investments	(69,002)	-
Interest, dividend and other income	590,127	778,017
Total other income	867,198	748,136

Loss before income taxes	(538,337)	(1,077,936)
Benefit from income taxes	112,578	-
Net loss	(425,759)	(1,077,936)
(Gain) loss from noncontrolling interest	(5,668)	17,597
Net loss attributable to the Company	$(431,427)	$(1,060,339)

Weighted average common shares outstanding-basic and diluted	1,020,084	1,040,181
Net loss per common share:
Basic and diluted loss per share	$(.42)	$(1.02)

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

				Undistributed
				Gains from Sales	Undistributed			Total
	Common Stock		Additional	of Properties	Losses from	Treasury Stock		Stockholders’
	Shares	Amount	Paid-In Capital	Net of Losses	Operations	Shares	Cost	Equity

Balance as of January 1, 2015	1,053,926	$1,053,926	$24,249,844	$53,227,696	$(55,315,000)	800	(9,377)	$23,207,089

Net loss					(1,060,339)			(1,060,339)

Dividend payable - $.50 per share				(517,747)				(517,747)

Non-employee stock option compensation			5,770					5,770

Purchase of treasury stock						17,633	(214,421)	(214,421)

Balance as of December 31, 2015	1,053,926	1,053,926	24,255,614	52,709,949	(56,375,339)	18,433	(223,798)	21,420,352

Net loss					(431,427)			(431,427)

Dividend payable - $.50 per share				(501,196)				(501,196)

Non-employee stock option compensation			26,742					26,742

Treasury shares retired	(18,433)	(18,433)	(205,365)			(18,433)	223,798	-

Purchase of treasury stock						33,101	(340,281)	(340,281)

Balance as of December 31, 2016	1,035,493	$1,035,493	$24,076,991	$52,208,753	$(56,806,766)	33,101	$(340,281)	$20,174,190

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to the Company	$(431,427)	$(1,060,339)
Adjustments to reconcile net loss attributable to the Company to net cash used in operating activities:
Depreciation expense	15,398	15,335
Non-employee stock compensation	26,742	5,770
Net income from other investments, excluding impairment losses	(378,761)	(321,715)
Other than temporary impairment loss from other investments	69,002	—
Equity loss (gain) from residential real estate partnership	282,981	(247)
Net (gain) loss from investments in marketable securities	(250,293)	351,843
Net gain (loss) attributable to noncontrolling interest	5,668	(17,597)
Deferred income tax benefit	(140,673)	—
Changes in assets and liabilities:
Other assets and other receivables	(136,671)	(58,720)
Accounts payable, accrued expenses and other liabilities	58,023	(235,321)
Total adjustments	(448,584)	(260,652)
Net cash used in operating activities	(880,011)	(1,320,991)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sales and redemptions of securities	6,658,521	7,773,036
Investments in marketable securities	(3,651,139)	(6,842,592)
Investment in real estate partnership	-	(2,041,032)
Distributions from other investments	1,117,167	1,984,673
Contributions to other investments	(2,209,318)	(1,756,178)
Proceeds from collections of mortgage loans and notes receivables	125,000	122,580
Distribution from affiliate	193,286	193,286
Purchases and improvements of properties	(46,066)	(55,265)
Additions in mortgage loans and notes receivable	(500,000)	—
Net cash provided by (used in) investing activities	1,687,451	(621,492)

CASH FLOWS FROM FINANCING ACTIVITIES:
Margin (repayments) borrowings	(7,950,363)	4,746,101
Dividend paid	(517,747)	(526,963)
Repayment of note payable to affiliate	(200,000)	(300,000)
Purchase of treasury stock	(340,281)	(214,421)
Contribution from non-controlling interest	7,029	-
Net cash (used in) provided by financing activities	(9,001,362)	3,704,717

Net (decrease) increase in cash and cash equivalents	(8,193,922)	1,762,234

Cash and cash equivalents at beginning of the year	11,213,385	9,451,152

Cash and cash equivalents at end of the year	$3,019,463	$11,213,385

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$75,000	$105,000
Cash paid during the year for income taxes	$26,000	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared but not paid during the year	$501,196	$517,747
Treasury stock retired during the year	$223,798	$—

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016 and 2015

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

The Company’s consolidated subsidiaries are described below:

Courtland Investments, Inc. (“CII”). In March 2016, this 95% owned corporation of the Company amended its Certificate of Incorporation so that, as amended, the holders of Class A and Class B common stock of CII shall have and possess the exclusive right to notice of and to vote at any meeting of the stockholders and any adjournment thereof, and the exclusive right to express consent to corporate action in writing without a meeting. Class A and Class B shareholders of CII shall have equal voting rights. CII is the Company’s taxable REIT subsidiary which files a separate tax return. CII’s operations are not part of the REIT tax return.

HMG Orlando, LLC (“HMGO”). This wholly owned limited liability company was formed in August 2014. In September 2014 HMGO acquired a one-third equity membership interest in JY-TV Associates, LLC a Florida limited liability company (“JY-TV”) and entered into the Amended and Restated Operating Agreement of JY-TV (the “Agreement”). JY-TV was formed in 2014 for the sole purpose of purchasing and constructing two hundred forty (240) unit rental apartments on approximately 9.5 acres in Orlando, Florida. The other two initial members of JY-TV are not related to the Company. The construction on the rental apartments was completed in September 2016.

260 River Corp (“260”). This wholly owned corporation of the Company owns an approximate 70% interest in a vacant commercially zoned building located on 5.4 acres in Montpelier, Vermont. Development of this property is being considered.

HMG Bayshore, LLC (“HMGBS”). This is a wholly owned Florida limited liability company which owns an investment in an entity which invests in mortgages secured by real estate.

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

Income Taxes. The Company qualifies as a real estate investment trust and distributes its taxable ordinary income to stockholders in conformity with requirements of the Internal Revenue Code and is not required to report deferred items due to its ability to distribute all taxable income. In addition, net operating losses can be carried forward to reduce future taxable income but cannot be carried back. Distributed capital gains on sales of real estate as they relate to REIT activities are not subject to taxes; however, undistributed capital gains are taxed as capital gains. State income taxes are not significant. The Company’s 95%-owned taxable REIT subsidiary, CII, files a separate income tax return and its operations are not included in the REIT’s income tax return. The Company accounts for income taxes in accordance with ASC Topic 740, “Accounting for Income Taxes” (“ASC Topic 740”). This requires a Company to use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes only pertain to CII.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2016 and 2015. The Company’s federal income tax returns since 2013 are subject to examination by the Internal Revenue Service, generally for a period of three years after the returns were filed.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the consolidated financial statements as selling, general and administrative expense.

Depreciation. Depreciation of the corporate offices properties held for investment is computed using the straight-line method over its estimated useful life of 39.5 years. Depreciation expense for the corporate offices for each of the years ended December 31, 2016 and 2015 was approximately $15,000.

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

The carrying value of financial instruments including other receivables, notes and advances due from related parties (if any), accounts payable and accrued expenses and mortgages and notes payable approximate their fair values at December 31, 2016 and 2015, due to their relatively short terms or variable interest rates.

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

Marketable securities from time to time are pledged as collateral pursuant to broker margin requirements. As of December 31, 2016 there was approximately $49,000 of marketable securities pledged as collateral pursuant to margin agreements. As of December 31, 2015 there were no such agreements.

Treasury bills, from time to time, are pledged as collateral pursuant to broker margin requirements. As of December 31, 2016 there were no such margin balances outstanding. As of December 31, 2015 the Company had approximately $7,999,000 of margin balances outstanding.

Notes and other receivables. Management periodically performs a review of amounts due on its notes and other receivable balances to determine if they are impaired based on factors affecting the collectability of those balances. Management’s estimates of collectability of these receivables requires management to exercise significant judgment about the timing, frequency and severity of collection losses, if any, and the underlying value of collateral, which may affect recoverability of such receivables. As of December 31, 2016 and 2015, the Company had no allowances for bad debt.

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

Income (loss) per common share. Net income (loss) per common share (basic and diluted) is based on the net income (loss) divided by the weighted average number of common shares outstanding during each year. Diluted net loss per share includes the dilutive effect of options to acquire common stock. Common shares outstanding include issued shares less shares held in treasury. There were 17,700 and 12,500 stock options outstanding as of December 31, 2016 and 2015, respectively. The 2016 and 2015 options were not included in the diluted earnings per share computation as their effect would have been de minimums or anti-dilutive.

Gain on sales of properties. Gain on sales of properties is recognized when the minimum investment requirements have been met by the purchaser and title passes to the purchaser.

There were no sales of property in 2016 and 2015.

Cash and cash Equivalents. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Concentration of Credit Risk. Financial instruments that potentially subject the Company to concentration of credit risk are cash and cash equivalent deposits in excess of federally insured limits, marketable securities, other receivables and notes and mortgages receivable. From time to time the Company may have bank deposits in excess of federally insured limits (presently $250,000). The Company evaluates these excess deposits and transfers amounts to brokerage accounts and other banks to mitigate this exposure. As of December 31, 2016 and 2015, respectively, we had approximately $50,000 and $399,000 of deposits in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash.

Other intangible assets:

Deferred loan costs, when applicable, are amortized on a straight line basis over the life of the loan. This method approximates the effective interest rate method.

Noncontrolling Interest. Noncontrolling interest represents the noncontrolling or minority partners’ proportionate share of the equity of the Company’s majority owned subsidiaries. A summary for the years ended December 31, 2016 and 2015 is as follows:

	2016	2015
Noncontrolling interest balance at beginning of year	$211,000	$228,000
Noncontrolling partners’ interest in operating gains (losses) of consolidated subsidiary	5,000	(17,000)
Noncontrolling partners’ contribution	7,000	-

Noncontrolling interest balance at end of year	$223,000	$211,000

Revenue recognition. CII is the lessor of the Company’s principal executive offices and the Adviser corporate offices. This lease agreement is classified as an operating lease and accordingly all rental revenue is recognized as earned based upon total fixed cash flow over the initial term of the lease, using the straight line method. In December 2014 the lease was renewed for a one year lease term expiring on December 1, 2015, with two one year extensions permitted with an increase of 5% in rent for each extension. The lease was extended in December 2015 for one year, as permitted by the lease agreement, and was extended again in December 2016. Beginning in December 2016 the base rent is $52,920 per year payable in equal monthly installments during the term of the lease. The Adviser, as tenant, pays utilities, certain maintenance and security expenses relating to the leased premises.

Impairment of long-lived assets. The Company periodically reviews the carrying value of its properties and long-lived assets in relation to historical results, current business conditions and trends to identify potential situations in which the carrying value of assets may not be recoverable. If such reviews indicate that the carrying value of such assets may not be recoverable, the Company would estimate the undiscounted sum of the expected future cash flows of such assets or analyze the fair value of the asset, to determine if such sum or fair value is less than the carrying value of such assets to ascertain if a permanent impairment exists. If a permanent impairment exists, the Company would determine the fair value by using quoted market prices, if available, for such assets, or if quoted market prices are not available, the Company would discount the expected future cash flows of such assets and would adjust the carrying value of the asset to fair value. There were no impairment of long-lived assets in 2016 and 2015.

Share-based compensation.

The Company accounts for share-based compensation in accordance with ASC Topic 718 “Share-Based Payments”. The Company has used the Black-Scholes option pricing model to estimate the fair value of stock options on the dates of grant.

Recent accounting pronouncements.

On May 28 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard also includes expanded disclosure requirements that result in an entity providing users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the entity’s contracts with customers. This standard will be effective for the calendar year ending December 31, 2018. The Company is currently in the process of evaluating the impact of adoption of this ASU on the financial statements.

In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740)" ("ASU 2015-17").  Currently U.S. GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The amendments under ASU 2015-17 will require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update will be effective for fiscal years beginning after December 15, 2016 and interim periods within the fiscal years beginning after December 15, 2016. The adoption of ASU 2015-17 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases. The standard requires all leases with lease terms over 12 months to be capitalized as a right-of-use asset and lease liability on the balance sheet at the date of lease commencement. Leases will be classified as either finance or operating. This distinction will be relevant for the pattern of expense recognition in the income statement. This standard will be effective for the calendar year ending December 31, 2019. The Company is currently in the process of evaluating the impact of adoption of this ASU on the financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for the Company beginning January 1, 2017 and will require us to recognize excess tax benefits and tax deficiencies in the consolidated income statement when the awards vest or are settled. These changes are currently recognized in capital surplus in our consolidated balance sheet. Additionally, the guidance requires excess tax benefits to be presented as an operating activity in the statement of cash flows rather than as a financing activity.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for the Company beginning January 1, 2020 and we are currently evaluating the impact that ASU 2016-13 will have on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for the Company beginning January 1, 2018 and we are currently evaluating the impact that ASU 2016-15 will have on our consolidated financial statements.

The Company does not believe that other standards which have been issued but are not yet effective will have a significant impact on its financial statements.

2. INVESTMENT PROPERTIES

The components of the Company’s investment properties and the related accumulated depreciation information follow:

	December 31, 2016
		Accumulated
	Cost	Depreciation	Net
Office building and other commercial property:
Corporate Office - (Coconut Grove, FL) – Building	$652,198	$325,868	$326,330
Corporate Office – (Coconut Grove, FL) – Land	325,000	—	325,000
Other (Hopkinton, RI) – Land (50 acres)	82,348	—	82,348
Other (Paxton, MA) – Land (20,000 square feet)	18,982	—	18,982
Other (Montpelier, Vermont) – Building	52,000	52,000	—
Other (Montpelier, Vermont) - Land and improvements (5.4 acres)	111,689	—	111,689
	$1,242,217	$377,868	$864,349

	December 31, 2015
		Accumulated
	Cost	Depreciation	Net
Office building and other commercial property:
Corporate Office - (Coconut Grove, FL) – Building	$652,198	$310,472	$357,060
Corporate Office – (Coconut Grove, FL) – Land	325,000	—	325,000
Other (Hopkinton, RI) – Land (50 acres)	48,305	—	48,305
Other (Paxton, MA) – Land (20,000 square feet)	6,960	—	6,960
Other (Montpelier, Vermont) – Building	52,000	52,000	—
Other (Montpelier, Vermont) - Land and improvements (5.4 acres)	111,689	—	111,689
	1,196,152	$362,472	$833,680

3. INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities consist primarily of large capital corporate equity and debt securities in varying industries or issued by government agencies with readily determinable fair values. These securities are stated at market value, as determined by the most recent traded price of each security at the balance sheet date. Consistent with the Company's overall current investment objectives and activities its entire marketable securities portfolio is classified as trading. Accordingly, all unrealized gains (losses) on this portfolio are recorded in income. Included in investments in marketable securities is approximately $6.2 million and $8.3 million of large capital real estate investment trusts (REITs) as of December 31, 2016 and 2015, respectively.

For the years ended December 31, 2016 and 2015, net unrealized losses on trading securities were approximately $21,000 and $402,000, respectively.

	December 31, 2016			December 31, 2015
Description	Cost Basis	Fair Value	Unrealized Gain (loss)	Cost Basis	Fair Value	Unrealized Gain (loss)
Real Estate Investment Trusts	$6,197,000	$6,249,000	$52,000	$8,108,000	$8,320,000	$212,000

Mutual Funds, ETF & other	222,000	244,000	22,000	755,000	753,000	(2,000)

Other Equity Securities	525,000	544,000	19,000	666,000	697,000	31,000
Total Equity Securities	6,944,000	7,037,000	93,000	9,529,000	9,770,000	241,000
Debt Securities	696,000	713,000	17,000	847,000	737,000	(110,000)
Total	$7,640,000	$7,750,000	$110,000	$10,376,000	$10,507,000	$131,000

As of December 31, 2016, debt securities are scheduled to mature as follows:

	Cost	Fair Value
2017 – 2021	$50,000	$50,000
2022 – 2026	187,000	199,000
2027 – thereafter	459,000	464,000
	$696,000	$713,000

Net gain (loss) from investments in marketable securities for the years ended December 31, 2016 and 2015 is summarized below:

Description	2016	2015
Net realized gain from sales of marketable securities	$271,000	$50,000
Net unrealized loss from marketable securities	(21,000)	(402,000)
Total net gain (loss) from investments in marketable securities	$250,000	$(352,000)

Net realized gain from sales of marketable securities consisted of approximately $648,000 of gains net of $377,000 of losses for the year ended December 31, 2016. The comparable amounts in fiscal year 2015 were approximately $487,000 of gains net of $437,000 of losses.

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

4. OTHER INVESTMENTS

The Company’s other investments consist primarily of nominal equity interests in various privately-held entities, including limited partnerships whose purpose is to invest venture capital funds in growth-oriented enterprises. The Company does not have significant influence over any investee and the Company’s investment typically represents less than 3% of the investee’s ownership. These investments do not meet the criteria of accounting under the equity method and accordingly are carried at cost less distributions and other than temporary unrealized losses.

The Company’s portfolio of other investments consists of approximately 40 individual investments primarily in limited partnerships with varying investment objectives and focus. Management has categorized these investments by investment focus: technology and communications, diversified businesses, real estate related and other.

As of December 31, 2016 and 2015, other investments had an aggregate carrying value of $5.3 million and $3.9 million, respectively. As of December 31, 2016 the Company has committed to fund approximately an additional $1.8 million as required by agreements with the investees. The carrying value of these investments is equal to contributions less distributions and other than temporary loss valuation adjustments. During the years ended December 31, 2016 and 2015 the Company made contributions of approximately $2.2 million and $1.8 million, respectively, and received distributions from these investments of $1.1 million and $2.0 million, respectively.

The Company’s other investments are summarized below.

	Carrying values as of December 31,
Investment Focus	2016	2015

Technology and communications	$172,000	$284,000

Diversified businesses	2,601,000	1,860,000

Real estate and related	1,900,000	1,116,000

Other	635,000	635,000

Totals	$5,308,000	$3,895,000

The Company regularly reviews the underlying assets in its investment portfolio for events, including but not limited to bankruptcies, closures and declines in estimated fair value, that may indicate the investment has suffered other-than-temporary decline in value. When a decline is deemed other-than-temporary, an investment loss is recognized.

Net income from other investments is summarized below (excluding other than temporary impairment loss):

	2016	2015
Income from investment in 49% owned affiliate (a)	$12,000	$22,000
Real estate and related (b)	148,000	149,000
Diversified businesses (c)	231,000	151,000
Technology and related	(13,000)	-
Total net income from other investments	$378,000	$322,000

(a)          This gain represents income from the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”). In 2016 and 2015 TGIF declared and paid a cash dividend, the Company’s portion of which was approximately $193,000 each year. These dividends were recorded as reduction in the investment carrying value as required under the equity method of accounting for investments.

(b)          The gain in 2016 and 2015 consists primarily of cash distributions from an investment in real estate partnership which distributed proceeds from sales of its real estate.

(c)          The gain in 2016 and 2015 consists of cash distributions from various investments in partnerships owning diversified businesses which made cash distributions from the sale or refinancing of operating companies and/or distributions from operating activities.

Other than temporary impairment losses from other investments

For the year ended December 31, 2016, valuation losses from other than temporary impairment losses from other investments of $69,000 were recorded, consisting of a valuation loss from an investment in a limited liability company which invests in medical technology and experienced an other than temporary impairment loss. For the year ended December 31, 2015 there were no valuation losses from other than temporary impairment losses from other investments.

Net gain or loss from other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s net earnings. However, the amount of investment gain or loss from other investments for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2016 and 2015, aggregated by investment category and the length of time that investments have been in a continuous loss position:

	As of December 31, 2016
	12 Months or Less		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$151,000	$(11,000)	$-	$-	$151,000	$(11,000)
Partnerships owning diversified businesses investments	498,000	(30,000)	-	-	498,000	(30,000)
Total	$649,000	$(41,000)	$-	$-	$649,000	$(41,000)

	As of December 31, 2015
	12 Months or Less		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$—	$—	$5,000	$(12,000)	$5,000	$(12,000)
Partnerships owning diversified businesses investments	272,000	(28,000)	184,000	(16,000)	456,000	(44,000)
Other (private banks, etc.)	—	—	288,000	(12,000)	288,000	(12,000)
Total	$272,000	$(28,000)	$477,000	$(40,000)	$748,000	$(68,000)

5. FAIR VALUE INSTRUMENTS

In accordance with ASC Topic 820, the Company measures cash and cash equivalents, marketable debt and equity securities at fair value on a recurring basis. Other investments are measured at fair value on a nonrecurring basis.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis during the years ended December 31, 2016 and 2015, using quoted prices in active markets for identical assets (Level 1) and significant other observable inputs (Level 2). For the year ended December 31, 2016 and 2015, there were no major assets or liabilities measured at fair value on a recurring basis which uses significant unobservable inputs (Level 3):

	Fair value measurement at reporting date using
Description	Total December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Time deposits	$350,000	$-	$350,000	$—
Money market mutual funds	2,182,000	2,182,000	—	—
Marketable securities:
Corporate debt securities	714,000	—	714,000	—
Marketable equity securities	7,037,000	7,037,000	—	—
Total assets	$10,283,000	$9,219,000	$1,064,000	$—

	Fair value measurement at reporting date using
Description	Total December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market mutual funds	943,000	$943,000	$—	$—
U.S. T-bills	9,478,000	9,478,000	—	—
Marketable securities:
Corporate debt securities	737,000	—	737,000	—
Marketable equity securities	9,771,000	9,771,000	—	—
Total assets	$20,929,000	$20,192,000	$737,000	$—

Carrying amount is the estimated fair value for corporate debt securities and time deposits based on a market-based approach using observable (Level 2) inputs such as prices of similar assets in active markets.

6. INVESTMENT IN AFFILIATE

Investment in affiliate consists of CII’s 49% equity interest in T.G. I.F. Texas, Inc. (“T.G.I.F.”). T.G.I.F. is a Texas Corporation which holds promissory notes receivable from its shareholders, including CII and Maurice Wiener, the Chairman of both the Company and T.G.I.F. Reference is made to Note 9 for discussion on notes payable by CII to T.G.I.F. This investment is recorded under the equity method of accounting. For the years ended December 31, 2016 and 2015, income from investment in affiliate amounted to approximately $12,000 and $22,000, respectively and is included in net income from other investments in the consolidated statements of income. In 2016 and 2015 T.G.I.F. declared and paid a cash dividend of $.07 per share. CII’s dividend amount received was approximately $193,000 each year. This dividend is recorded as a reduction in the carrying amount of CII investment in T.G.I.F. as required under the equity method of accounting.

7. LOANS, NOTES AND OTHER RECEIVABLES

	As of December 31,
Description	2016	2015
Promissory note and accrued interest due from purchaser of Grove Isle (a)	$1,034,000	$1,034,000
Promissory note and accrued interest due from individual (b)	78,000	204,000
Promissory note and accrued interest due from entity owning apartments (c)	500,000	-
Other	11,000	22,000
Total loans, notes and other receivables	$1,623,000	$1,260,000

(a)	In February 2013, the Company sold its interest in a hotel, resort and marina property known as Grove Isle and received a $1 million promissory note from the purchaser as part of the purchase proceeds. This note bears interest of 4% per annum and will mature upon the earlier of ten years (February 25, 2023) or when any expansion or development occurs at Grove Isle (as defined in the purchase agreement). All interest due on this loan has been collected.

(b)	In December 2007, the Company loaned $400,000 to a local real estate developer who is well known to the Company and which loan is secured by numerous real estate interests. In 2010, $197,000 of principal payments were received. As of December 31, 2016 and 2015 the principal outstanding on this loan was $78,000 and $203,000, respectively. In June 2016, the loan was modified and the maturity date was extended to March 31, 2017 at the same interest rate of 8% with monthly principal payments due of $25,000. All interest and principal due on the loan has been collected.

(c)	In May 2016 the Company loaned $500,000 to an entity owned by the same local real estate developer mentioned above for the purposes of purchasing apartment units located in Jacksonville, Florida. Nine of the purchased apartment units were provided as collateral on the loan. The promissory note bears interest at 9.5% per annum payable on a quarterly basis beginning July 1, 2016. The loan matures on April 28, 2021, at which time all unpaid principal and interest is due. All interest due on the loan has been received.

8. INVESTMENT IN RESIDENTIAL REAL ESTATE PARTNERSHIP

In September 2014, the Company, through a wholly owned subsidiary (HMG Orlando LLC, a Delaware limited liability company), acquired a one-third equity membership interest in JY-TV Associates, LLC a Florida limited liability company (“JY-TV”) and entered into the Amended and Restated Operating Agreement of JY-TV (the “Agreement”). Also, as previously reported, on May 19, 2015, pursuant to the terms of a Construction Loan Agreement, between JY-TV Associates LLC (“JY-TV” or the “Borrower”, which is one-third owned by a wholly-owned subsidiary of the Company) and Wells Fargo Bank ("Lender"), Lender loaned to the Borrower the principal sum of $27 million pursuant to a senior secured construction loan ("Loan"). The proceeds of the Loan were used to finance the previously reported construction of multi-family residential apartments containing 240 units totaling approximately 239,000 net rentable square feet on a 9.5-acre site located in Orlando, Florida ("Project"). Construction of the Project which commenced in June 2015, has been completed. A grand opening was held on October 15, 2016, and leasing activities are proceeding as expected. Approximately 78% of the Project has been leased to date. For the year ended December 31, 2016 JY-TV reported a net loss of approximately $849,000, which includes depreciation and amortization expense of $712,000 and interest expense of $289,000. The Company’s portion of that loss is approximately $283,000.

The Company and certain affiliates of the other two members of the Borrower ("Guarantors") entered into a Completion Guaranty Agreement ("Completion Guaranty") and a Repayment Guaranty Agreement ("Repayment Guaranty") (collectively, the “Guaranties”) with the Lender. Under the Completion Guaranty, Guarantors shall unconditionally guaranty, on a joint and several bases, lien free completion of all improvements with respect to the Project and any construction or completion obligations required to be made by the Borrower pursuant to any approved leases. Under the Repayment Guaranty, Guarantors shall provide an unconditional guaranty including the repayment of $11.5 million of the principal balance of the Loan, repayment of all accrued but unpaid interest and payment of any other sums payable under any of the Loan Agreement. Each Guarantor is required to maintain compliance at all times with certain financial covenants, as defined. As of December 31, 2016 the Company was in compliance with all debt covenants. The construction loan matures on May 19, 2018.

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

In June 2016, the shareholders approved the renewal of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2017 and expiring December 31, 2017, under the same terms as in 2016.

For the years ended December 31, 2016 and 2015, the Company incurred Adviser fees of approximately $726,000 and $697,000, respectively, of which $660,000 represented regular compensation for 2016 and 2015. In 2016 and 2015 Advisor fees include approximately $66,000 and $37,000 in incentive fee compensation, respectively.

The Adviser leases its executive offices from CII pursuant to a lease agreement. This lease agreement calls for base rent of $52,900 per year payable in equal monthly installments. Additionally, the Adviser is responsible for all utilities, certain maintenance, and security expenses relating to the leased premises. In 2016, the lease term was extended one year, expiring in December 2017.

Mr. Wiener is a 19% shareholder and the chairman and director of T.G.I.F. Texas, Inc., a 49% owned affiliate of CII. As of December 31, 2016 and 2015, T.G.I.F. had amounts due from CII in the amount of approximately $1,600,000 and $1,800,000, respectively. These amounts are due on demand and bear interest at the prime rate (3.75 % at December 31, 2016). All interest due has been paid.

As of December 31, 2016 and 2015, T.G.I.F. owns 10,200 shares of the Company’s common stock.

As of December 31, 2016 and 2015, T.G.I.F. had amounts due from Mr. Wiener in the amount of approximately $707,000. These amounts bear interest at the prime rate (3.75% at December 31, 2016) and principal and interest are due on demand. All interest due has been paid.

Mr. Wiener received consulting and director’s fees from T.G.I.F totaling approximately $25,000 and $23,000 for each of the years ended December 31, 2016 and 2015, respectively.

10. INCOME TAXES

The Company as a qualifying real estate investment trust (“REIT”) distributes its taxable ordinary income to stockholders in conformity with requirements of the Internal Revenue Code and is not required to report deferred items due to its ability to distribute all taxable income. In addition, net operating losses can be carried forward to reduce future taxable income but cannot be carried back.

Distributed capital gains on sales of real estate as they relate to REIT activities are not subject to taxes; however, undistributed capital gains may be subject to corporate tax.

As previously reported, in January 2017 and 2016, the Company paid a cash dividend of approximately $501,000 and $517,000 (or $.50 per share) to shareholders of record as of December 29, 2016 and December 31, 2015, respectively. The dividends were a return of capital to shareholders.

The Company’s 95%-owned taxable REIT subsidiary, CII, files a separate income tax return and its operations are not included in the REIT’s income tax return.

The Company accounts for income taxes in accordance with ASC Topic 740, “Accounting for Income Taxes”. ASC Topic 740 requires a Company to use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes only pertain to CII. As of December 31, 2016 and 2015, the Company has a net deferred tax liability of approximately $76,000 and $217,000, respectively, as a result of timing differences associated with the carrying value of the investment in affiliate (TGIF) and other investments. CII’s NOL carryover to 2017 is estimated at $1.1 million expiring beginning in 2028 and is fully reserved due to due to CII historically having tax losses.

The components of income before income taxes and the effect of adjustments to tax computed at the federal statutory rate for the years ended December 31, 2016 and 2015 were as follows:

	2016	2015
Loss before income taxes	$(538,000)	$(1,078,000)
Computed tax at federal statutory rate of 34%	$(183,000)	$(367,000)
State taxes at 5.5%	(16,000)	(33,000)
REIT related adjustments	199,000	250,000
Adjustment to valuation allowance	(149,000)	121,000
Other items, net	37,000	29,000
Benefit from income taxes	$(112,000)	$-

The REIT related adjustments represent the difference between estimated taxes on undistributed income and/or capital gains and book taxes computed on the REIT’s income before income taxes, including tax on prohibited REIT income.

The benefit from income taxes in the consolidated statements of comprehensive income consists of the following:

Year ended December 31,	2016	2015
Current:
Federal	$28,000	$-
State	-	-
	28,000	-
Deferred:
Federal	$9,000	$(104,000)
State	-	(17,000)
	9,000	(121,000)
(Reduced) additional valuation allowance	(149,000)	121,000
Total	$(112,000)	$-

As of December 31, 2016 and 2015, the components of the deferred tax assets and liabilities are as follows:

	As of December 31, 2016 Deferred tax		As of December 31, 2015 Deferred tax
	Assets	Liabilities	Assets	Liabilities
Net operating loss carry forward	$391,000		$444,000
Excess of book basis of 49% owned corporation over tax basis		$393,000		$407,000
Unrealized (gain) losses on marketable securities	-	22,000	30,000	-
Excess of tax basis over book basis of other investments	339,000	-	256,000	-
Valuation allowance	(391,000)		(540,000)
Totals	$339,000	$415,000	$190,000	$407,000

11. STOCK-BASED COMPENSATION

The Company’s 2011 Stock Option Plan (the Plan) provides for the grant of options to purchase up to 120,000 shares of the Company’s common stock to the officers and directors of the Company. The Plan expires on August 24, 2021.

The Company’s policy is to record stock compensation expense in accordance with ASC Topic 505-50, “Equity-Based Payments to Non-Employees”. Stock based compensation expense is recognized using the fair-value method for all awards. There were 12,500 and 3,000 stock options granted during the years ended December 31, 2016 and 2015, respectively.

For the year ended December 31, 2016 the Company granted 12,500 stock options to one officer and three directors. The exercise price of the options is equal to $9.31 per share, the market price of the stock on the date of grant. The options expire on June 29, 2021. The Company determined the fair value of its option awards using the Black-Scholes option pricing model. The following assumptions were used to value the options granted during the year ended December 31, 2016: 5 year expected life; expected volatility of approximately 39%; risk-free of .45% and annual dividend yield of 4%. The expected life for options granted during the period represents the period of time that options are to be outstanding based on the expiration date of the Plan. Expected volatilities are based upon historical volatility of the Company’s stock over a period equal to the 5 year expected life, from the date of grant.

The weighted average fair value for the 12,500 options granted during the year ended December 31, 2016 was $2.14 per share.

The Company’s non-employee stock compensation expense based on the fair value at the date of grant for stock options was approximately $26,000 and $6,000 for the years ended December 31, 2016 and 2015, respectively, and is included in the results of operations in the condensed consolidated financial statements.

As of December 31, 2016 and 2015, there is no unrecognized non-employee stock compensation expense related to unvested stock options under the Plan.

A summary of the status of the Company’s stock option plan as of December 31, 2016 and 2015, and changes during the periods ending on those dates are presented below:

	As of December 31, 2016		As of December 31, 2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the period	20,700	$17.54	17,700	$18.35
Granted	12,500	$9.31	3,000	$12.75
Exercised	—	—	—	—
Expired	(13,200)	16.77	—	—
Forfeited	(7,500)	18.89	—	—
Outstanding at the end of the period	12,500	$9.31	20,700	$17.54

Options exercisable at period-end	12,500	$9.31	20,700	$17.54
Weighted average fair value of options granted during the period	12,500	$2.14	20,700	$12.75
Aggregate intrinsic value of outstanding and exercisable options at the end of the period	12,500	$15,000	20,700	—

The following table summarizes outstanding and exercisable options as of December 31, 2016:

Number Outstanding and exercisable	Weighted Average Strike Prices
12,500	$9.31

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

Management, including the Principal Executive and Principal Financial Officers, based on their evaluation of our internal control over financial reporting, has concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Item 9B. Other Information.

None.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance.

Listed below is certain information relating to the executive officers and directors of the Company:

Name and Office	Age	Principal Occupation and Employment other than With the Company During the Past Five Years - Other Directorships

Maurice Wiener; Chairman of the Board of Directors, Chief Executive Officer, President and Secretary	75	Chairman of the Board, Chief Executive Officer, President and Secretary of the Adviser; Executive Trustee, Transco; Director, T.G.I.F. Texas, Inc.

Carlos Camarotti; Vice President-Finance and Assistant Secretary	56	Vice President - Finance and Assistant Secretary of the Adviser. Vice President, Transco; Vice President, T.G.I.F. Texas, Inc.

Richard Wiener; Director	76	Practicing attorney - real estate and commercial transactions.

Charles Dusseau; Director	66	Managing Member of Lexington H.I. Partners. Founding Director and Vice Chairman of the Bank of Coral Gables
Alexander Arader; Director	61	Vice President of Stamford Mortgage Company. From 2005 to 2016, Managing Member of Arader & Associates, Stamford Connecticut.

All executive officers of the Company were elected to their present positions to serve until their successors are elected and qualified at the 2016 annual organizational meeting of directors immediately following the annual meeting of shareholders. All directors of the Company were elected to serve until the next annual meeting of shareholders and until the election and qualification of their successors.

Alexander J. Arader, was elected to the Board on March 16, 2016. Mr. Arader, is currently a Vice President at Stamford Mortgage Company, in Stamford, Connecticut, a mortgage loan originator. From 2005 to 2016, Mr. Arader was a managing member of Arader & Associates, LLC, in Stamford, Connecticut, where he was responsible for all aspects of residential mortgage lending.

Charles M. Dusseau, was elected to the Board in 2015. Mr. Dusseau is involved in a variety of business ventures capitalizing on his 35 plus years of experience in business, finance, public affairs and international trade. He is currently the Managing Member of Lexington H.I. Partners, which previously owned and operated a full-service Clarion Hotel in Lexington, Kentucky. He was a Founding Director and Vice Chairman of the Bank of Coral Gables and also served as Director and Vice Chairman of Eastern National Bank (Miami, Florida) from 1999 to 2006. In the public sector, Mr. Dusseau served as a Secretary of Commerce for the State of Florida, and as Commissioner to Miami-Dade County (Florida). Mr. Dusseau’s multiple experiences brings valuable insight to the board.

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

Compensation of Directors. The following table summarizes compensation to existing directors for the year ended December 31, 2016:

Director	Annual Fee	Board Meeting Fee	Committee Meeting Fee	Total Compensation
Maurice Wiener	$17,000	$3,000	—	$20,000
Richard Wiener	12,000	3,000	3,000	18,000
Charles Dusseau	12,000	3,000	3,000	18,000
Alexander Arader	9,000	2,250	—	11,250
Totals	$50,000	$11,250	$6,000	$67,250

Annual director’s fees are paid at the beginning of each quarter and board and committee meeting fees are paid for each meeting a director attends. The annual fee for directors is $12,000 per year plus meeting fees $750 per meeting. For the year ended December 31, 2016 Maurice Wiener received, respectively, $5,000, in director fees per year from Courtland Investments, Inc. included in the amounts above.

Outstanding Equity Awards to Executive Officers.

The following table summarizes all outstanding equity awards to the Company’s executive officers as of December 31, 2016.

Executive Officer	Number of Options	Exercise Price	Expiration Date
Carlos Camarotti	3,500	$9.31 per share	June 29, 2021

Stock Options.

The Company’s 2011 Stock Option Plan (the “Plan”), which was approved by the shareholders on August 25, 2011 provides for the grant of options to purchase up to 120,000 shares of the Company’s common stock to the officers and directors of the Company. In 2011 options were granted to all officers and directors to purchase an aggregate of 102,000 common shares at no less than 100% of the fair market value at the date of grant. Options are not transferable and the Plan expires on August 25, 2021 or upon termination of employment, except to a limited extent in the event of retirement, disability or death of the grantee.

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

The following table summarizes activity in equity awards to the Company’s executive officers for the year ended December 31, 2016.

	Maurice Wiener		Carlos Camarotti

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2016	10,200	$17.95	—	—
Granted	—	—	3,500	$9.31
Exercised	—	—	—	—
Expired	(10,200)	17.95	—	—
Forfeited	—	—	—	—
Outstanding at December 31, 2016	—	—	3,500	$9.31

Options exercisable at period-end	—	—	3,500	$9.31
Weighted average fair value of options granted during the period	—	—
Aggregate intrinsic value of outstanding and exercisable options at the end of the period	—	—	3,500	$4,200

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Set forth below is certain information concerning common stock ownership by directors, executive officers, directors and officers as a group, and holders of more than 5% of the outstanding common stock.

Name (6), (7)	Shares Owned by Named Persons & Members of His Family (1)		Additional Shares in Which the named Person Has, or Participates in, the Voting or Investment Power (2)		Total Shares & Percent of Class
Maurice Wiener	29,737		542,030	(3), (5)	571,767	56%

Carlos Camarotti	12,200	(4)			12,200	1%

Richard Wiener	3,000	(4)			3,000	* %

Charles Dusseau	3,000	(4)			3,000	* %

Alexander Arader	3,000	(4)			3,000	* %

All Directors and Officers as a Group	50,937	(4)	542,030	(3)	592,967	58%

Transco Realty Trust 1870 S. Bayshore Drive Coconut Grove, FL 33133	477,300	(5)			477,300	47%

Comprehensive Financial Planning, Inc. 3950 Fairlane Drive Dacula, GA 30019	129,552	(8)			129,552	13%

* less than 1%

(1)	Unless otherwise indicated, beneficial ownership is based on sole voting and investment power.

(2)	Shares listed in this column represent shares held by entities with which directors or officers are associated. Directors, officers and members of their families have no ownership interest in these shares.

(3)	This number includes the number of shares held by Transco Realty Trust (Transco) (477,300 shares), HMGA, Inc. (HMGA) (54,530 shares) and T.G.I.F. Texas, Inc. (T.G.I.F.) (10,200 shares). Mr. M. Wiener is a director of T.G.I.F. and a trustee of Transco.

(4)	This number includes options granted and outstanding under the 2011 Stock Option Plan. These options have been granted to Mr. R. Wiener, 3,000, Mr. Dusseau, 3,000, Mr. Arader, 3,000 and Mr. Camarotti, 3,500. Reference is made to Item 11. Executive Compensation for further information about the 2011 Stock Option Plan.

(5)	Mr. Wiener holds approximately 55% of the stock of Transco and approximately 72% of HMGA Inc., and may therefore be deemed to be the beneficial owner of the shares of the Company held by Transco and HMGA Inc.

(6)	Except as otherwise set forth, the address for these individuals is 1870 South Bayshore Drive, Coconut Grove, Florida 33133.

(7)	No shares of stock of the executive officers and directors have been pledged as collateral.

(8)	Comprehensive Financial Planning, Inc. has shared investment power on all shares and sole voting power on all shares.

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

Courtland Investments, Inc. (“CII”).

The Company holds a 95% voting interest and Masscap Investment Company (“Masscap”) holds a 5% voting interest in CII. Masscap is a wholly-owned subsidiary of Transco. In March 2016, CII amended its Certificate of Incorporation so that, as amended, the holders of Class A and Class B common stock of CII shall have and possess the exclusive right to notice of and to vote at any meeting of the stockholders and any adjournment thereof, and the exclusive right to express consent to corporate action in writing without a meeting. Class A and Class B shareholders of CII shall have equal voting rights. CII is the Company’s taxable REIT subsidiary and files a separate tax return and its operations are not part of the REIT tax return.

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

The Adviser.

The principal executive offices of the Company and the Adviser are located at 1870 South Bayshore Drive, Coconut Grove, Florida, 33133, in premises owned by the Company’s subsidiary CII and leased to the Adviser pursuant to a lease agreement originally dated December 1, 1999, and as renewed in 2009, 2014 and 2015. The lease provides for base rent of $52,900 per year payable in equal monthly installments during the one year term of the lease which expires on December 1, 2017 (as extended) and can be extended for one one-year term. The Adviser, as tenant, pays utilities, certain maintenance and security expenses relating to the leased premises.

As of December 31, 2016 and 2015, the Company owes the Adviser approximately $66,000 and $37,000, respectively, in incentive fee from capital gains.

CII.

The Company holds a demand note due from CII. The note bears interest at a fixed rate of 5% per annum, payable quarterly. The outstanding principal balance of the note was $1,000,000 as of December 31, 2016 and 2015, respectively. There were no principal repayments or advances relating to this note during 2016 and 2015. CII is a consolidated subsidiary of the Company and the note payable and related interest is eliminated in consolidation. The note is secured by a mortgage security agreement with the Company’s executive offices as collateral.

T.G.I.F.

As of December 31, 2016 and 2015, CII owed approximately $1,600,000 and $1,800,000, respectively, to T.G.I.F. All advances between CII and T.G.I.F. are due on demand and bear interest at the prime rate plus 1% (3.75% as of December 31, 2016). All interest due has been paid.

As of December 31, 2016 and 2015, T.G.I.F. had amounts due from Mr. Wiener of approximately $707,000. These amounts are due on demand and bear interest at the prime rate. All interest due has been paid. Mr. Wiener received consulting and director’s fees from T.G.I.F of approximately $25,000 and $22,000 for the years ended December 31, 2016 and 2015, respectively. Also, T.G.I.F. owns 10,200 shares of the Company which were purchased at market value on the date of purchase. In 2016 and 2015 T.G.I.F. declared and paid a cash dividend of $.07 per share. CII’s portion of the dividends was approximately $193,000 each year.

Item 14. Principal Accountants Fees and Services.

The following table sets forth fees billed to the Company by the Company’s independent auditors for the year ended December 31, 2016 and December 31, 2015 for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance. The Audit Committee pre-approved all services rendered by the Company’s independent auditors.

Principal Accountant Fees and Services

For the fiscal year ended	December 31, 2016	December 31, 2015
Audit fees, including reviews of quarterly financial statements	$80,000	$58,000
Tax fees (consists of fees relating to tax compliance and planning)	60,000	45,000
Total Fees	$140,000	$103,000

Part IV.

Item 15. Exhibits and Financial Statement Schedules.

(a) Exhibits listed in the Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HMG/Courtland Properties, Inc.

March 24, 2017	by:	/s/ Maurice Wiener
Maurice Wiener
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Maurice Wiener	March 24, 2017
Maurice Wiener
Chairman of the Board, President and Secretary
Chief Executive Officer

/s/ Carlos Camarotti	March 24, 2017
Carlos Camarotti
Vice President – Finance
Principal Financial Officer

/s/ Richard Wiener	March 24, 2017
Richard Wiener, Director

/s/ Charles Dusseau	March 24, 2017
Charles Dusseau, Director

/s/ Alexander Arader	March 24, 2017
Alexander Arader, Director

EXHIBIT INDEX

Description

(3)	(a)	Certificate of Incorporation as amended	Incorporated by reference to Exhibit 3(a) to the 2010 Form 10-K.

	(b)	By-laws as amended and restated	Incorporated by reference to Exhibit 3(b) to the Form 8-K filed on March 16, 2016.

(10)	(a)	Amended and restated lease agreement between Grove Isle Associates, Ltd. and Westgroup Grove Isle Associates, Ltd. dated November 19, 1996.	Incorporated by reference to Exhibit 10(d) to the 1996 Form 10-KSB

	(b)	Master agreement between Grove Isle Associates, Ltd. Grove Isle Clubs Inc., Grove Isle Investments, Inc. and Westbrook Grove Isle Associates, Ltd. dated November 19, 1996.	Incorporated by reference to Exhibit 10(e) to the 1996 Form 10-KSB

	(c)	Agreement Re: Lease Termination between Grove Isle Associates, Ltd. and Grove Isle Club, Inc. dated November 19, 1996.	Incorporated by reference to Exhibit 10(f) to the 1996 Form 10-KSB

	(d)	Amended and restated agreement between NAF Associates and the Company, dated August 31, 1999.	Incorporated by reference to Exhibit 10(f) to the 1999 Form 10-KSB

	(e)	Amendment to Amended and restated lease agreement between Grove Isle Associates, Ltd. and Westgroup Grove Isle Associates, Ltd. dated December 1, 1999.	Incorporated by reference to Exhibit 10(g) to the 1999 Form 10-KSB

	(f)	Lease agreement between Courtland Investments, Inc. and HMG Advisory Corp. dated December 1, 1999.	Incorporated by reference to Exhibit 10(h) to the 1999 Form 10-KSB

	(g)	2000 Incentive Stock Option Plan of HMG/ Courtland Properties, Inc.	Incorporated by reference to Exhibit 10(h) to the 2001 Form 10-KSB

	(h)	Amended and Restated Advisory Agreement between the Company and HMG Advisory Corp. effective January 1, 2003.	Incorporated by reference to Exhibit 10(i) and 10(j) to the 2002 Form 10-KSB

	(i)	Second Amendment to Amended and restated lease agreement included herein between Grove Isle Associated, Ltd. and Westgroup Grove Isle Associates, Ltd. dated September 15, 2004	Incorporated by reference to Exhibit 10(i) to the 2004 Form 10-KSB

	(j)	Operating Agreement of Grove Spa, LLC dated September 15, 2004	Incorporated by reference to Exhibit 10(j) to the 2004 Form 10-KSB

	(k)	Sublease between Westgroup Grove Isle Associates, Ltd. and Grove Spa, LLC dated September 15, 2004	Incorporated by reference to Exhibit 10(k) to the 2004 Form 10-KSB Included herein.

	(l)	Purchase and Sale Agreement (“Acquisition of Monty’s”) between Bayshore Restaurant Management Corp. and Bayshore Landing, LLC dated August 20, 2004	Incorporated by reference to Exhibit 10(l) to the 2004 Form 10-KSB

	(m)	Ground Lease between City of Miami and Bayshore Landing, LLC dated August 20, 2004 and related document	Incorporated by reference to Exhibit 10(m) to the 2004 Form 10-KSB
39

	(n)	Loan Agreement between Wachovia Bank and Bayshore Landing, LLC dated August 20, 2004	Incorporated by reference to Exhibit 10(n) to the 2004 Form 10-KSB

	(o)	Operating Agreement of Bayshore Landing, LLC dated August 19, 2004	Incorporated by reference to Exhibit 10(o) to the 2004 Form 10-KSB

	(p)	Management Agreement for Bayshore Rawbar, LLC executed by RMI, LLC	Incorporated by reference to Exhibit 10(p) to the 2004 Form 10-KSB

	(q)	Management Agreement for Bayshore Rawbar, LLC executed by HMG Advisory Bayshore, Inc.	Incorporated by reference to Exhibit 10(q) to the 2004 Form 10-KSB

	(r)	Management and Leasing Agreement for Bayshore Landing, LLC executed by RCI Bayshore, Inc.	Incorporated by reference to Exhibit 10(r) to the 2004 Form 10-KSB

	(s)	Assignment and Assumption of Management Agreement by Noble House Grove Isle, Ltd. To GH-Grove Isle Management LLC And Consent by Grove Spa, LLC	Incorporated by reference to Exhibit 10(s) to the 2008 Form 10-K

	(t)	Third Amendment to Amended and Restated Lease Agreement	Incorporated by reference to Exhibit 10(t) to the 2008 Form 10-K

	(u)	Assignment and Assumption of Lease and Consent of Landlord	Incorporated by reference to Exhibit 10(u) to the 2008 Form 10-K

	(v)	Amendment to Operating Agreement of Grove Spa, LLC, A Delaware Limited Liability Company	Incorporated by reference to Exhibit 10(v) to the 2008 Form 10-K

	(w)	First Amendment to Management Agreement	Incorporated by reference to Exhibit 10(w) to the 2008 Form 10-K

	(x)	Interest Purchase Agreement by and among Courtland Investments, Inc., HMG/Courtland Properties, Inc. as Seller and Grove Isle Yacht and Tennis Club, Inc. and Grove Isle Associates LLLP, CII Spa, LLC, Grove Isle Investments, Inc. CII Yacht Club, Inc. and Grove Isle Yacht Club Associates – February 25, 2013	Incorporated by reference to Exhibit 99.1 to Form 8-K filed on February 25, 2013.

	(y)	Membership Interests Purchase Agreement (HMG to Christoph) by and among The Christoph Family Trusts, as Purchasers and HMG Bayshore, LLC, Courtland Bayshore Rawbar, LLC and Courtland Bayshore Restaurant, LLC as Sellers	Incorporated by reference to Exhibit 10(y) to Form 8-K filed on April 3, 2013.

	(z)	Amended and Restated Operating Agreement of JY-TV Associates LLC.	Incorporated by reference to Exhibit 10(z) to Form 10-Q filed on November 14, 2014.

(14)		Code of Ethics for Chief Executive Officer and Senior Financial Officers dated May 2003	Incorporated by reference to Exhibit 14 to the 2004 Form 10-KSB

(21)		Subsidiaries to the Company	Included herein.

(31)	(a)	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herein.

	(b)	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herein.

(32)	(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002	Included herein.

	(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002	Included herein.

