Form 10-Q
period 2017-03-31
HMG COURTLAND PROPERTIES INC
filed 2017-05-15
CIK 311817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,002,392 Common shares were outstanding as of May 15, 2017.

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

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(UNAUDITED)
ASSETS
Investment properties, net of accumulated depreciation:
Office building and other commercial property	$861,159	$864,349
Total investment properties, net	861,159	864,349

Cash and cash equivalents	3,037,443	3,019,463
Investments in marketable securities	7,889,913	7,750,661
Other investments	5,137,427	5,307,765
Investment in affiliate	1,914,518	1,880,854
Loans, notes and other receivables	1,522,892	1,623,151
Investment in residential real estate partnership	1,792,538	2,039,714
Other assets	201,272	291,464
TOTAL ASSETS	$22,357,162	$22,777,421

LIABILITIES
Note payable to affiliate	$1,600,000	$1,600,000
Margin payable	-	48,803
Accounts payable, accrued expenses and other liabilities	154,857	87,536
Due to Adviser	65,959	65,959
Dividend payable	-	501,196
Deferred income taxes	76,327	76,327
TOTAL LIABILITIES	1,897,143	2,379,821

STOCKHOLDERS' EQUITY
Excess common stock, $1 par value; 100,000 shares authorized: no shares issued	-	-
Common stock, $1 par value; 1,050,000 shares authorized and 1,035,493 issued	1,035,493	1,035,493
Additional paid-in capital	24,076,991	24,076,991
Less: 33,101 treasury shares	(340,281)	(340,281)
Undistributed gains from sales of properties, net of losses	52,208,753	52,208,753
Undistributed losses from operations	(56,754,397)	(56,806,766)
Total stockholders' equity	20,226,559	20,174,190
Non controlling interest	233,460	223,410
TOTAL STOCKHOLDERS' EQUITY	20,460,019	20,397,600
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,357,162	$22,777,421

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended
	March 31,
	2017	2016
REVENUES
Real estate rentals and related revenue	$17,010	$15,600

EXPENSES
Operating expenses:
Rental and other properties	23,170	24,139
Adviser's base fee	165,000	165,000
General and administrative	80,168	75,681
Professional fees and expenses	79,865	91,648
Directors' fees and expenses	16,000	21,565
Depreciation and amortization	3,849	3,849
Interest expense	15,333	23,471
Total expenses	383,385	405,353

Loss before other income and income taxes	(366,375)	(389,753)

Net realized and unrealized gains from investments in marketable securities	126,512	163,712
Equity loss from residential real estate partnership	(117,176)	-
Net income from other investments	278,616	37,090
Interest, dividend and other income	140,842	149,431
Total other income	428,794	350,233

Income (loss) before taxes	62,419	(39,520)
Provision for income taxes	-	20,055
Net income (loss)	62,419	(59,575)
Noncontrolling interests	(10,050)	1,031
Net income (loss) attributable to the Company	$52,369	$(58,544)

Weighted average common shares outstanding-basic & diluted	1,002,392	1,035,493

Net income (loss) per common share - basic and diluted	$0.05	$(0.06)

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to the Company	$52,369	$(58,544)
Adjustments to reconcile net income (loss) attributable to the Company to net cash used in operating activities:
Depreciation and amortization	3,849	3,849
Net income from other investments	(278,616)	(37,090)
Equity loss from residential real estate partnership	117,176	-
Net gain from investments in marketable securities	(126,512)	(163,712)
Net income (loss) attributable to noncontrolling interest	10,050	(1,031)
Changes in assets and liabilities:
Other assets and other receivables	112,451	128,057
Accounts payable, accrued expenses and other liabilities	67,319	63,218
Total adjustments	(94,283)	(6,709)
Net cash used in operating activities	(41,914)	(65,253)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distribution from residential real estate partnership	130,000	-
Distributions from other investments	568,029	227,657
Contributions to other investments	(152,737)	(727,004)
Net proceeds from sales and redemptions of securities	1,928,958	1,172,613
Purchase of marketable securities	(1,941,697)	(1,038,624)
Proceeds from collections of mortgage loans and notes receivable	78,000	-
Improvements of properties	(660)	(14,494)
Net cash provided by (used in) investing activities	609,893	(379,852)

CASH FLOWS FROM FINANCING ACTIVITIES:
Margin repayment	(48,803)	(3,922,875)
Dividend paid	(501,196)	(517,747)
Contribution from noncontrolling interest		7,029
Net cash used in financing activities	(549,999)	(4,433,593)

Net increase (decrease) in cash and cash equivalents	17,980	(4,878,698)
Cash and cash equivalents at beginning of the period	3,019,463	11,213,385
Cash and cash equivalents at end of the period	$3,037,443	$6,334,687

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$15,000	$23,000
Cash paid during the period for income taxes	$-	$-

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2016. The balance sheet as of December 31, 2016 was derived from audited consolidated financial statements as of that date. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.

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

Refer to the consolidated financial statements and footnotes thereto included in the HMG/Courtland Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 2016 for recent accounting pronouncements. The Company does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

3.	INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities consist primarily of large capital corporate equity and debt securities in varying industries or issued by government agencies with readily determinable fair values. These securities are stated at market value, as determined by the most recent traded price of each security at the balance sheet date. Consistent with the Company's overall current investment objectives and activities its entire marketable securities portfolio is classified as trading. Included in investments in marketable securities is approximately $6.3 million and $6.2 million, of large capital real estate investment trusts (REITs) as of March 31, 2017 and December 31, 2016, respectively.

Net realized and unrealized gain from investments in marketable securities for the three months ended March 31, 2017 and 2016 is summarized below:

	Three Months Ended March 31,
Description	2017	2016
Net realized (loss) gain from sales of securities	$(18,000)	$(47,000)
Unrealized net gain in trading securities	145,000	211,000
Total net gain from investments in marketable securities	$127,000	$164,000

For the three months ended March 31, 2017, net realized losses from sales of marketable securities of approximately $18,000 consisted of approximately $84,000 of gross losses net of $66,000 of gross gains. For the three months ended March 31, 2016, net realized losses from sales of marketable securities of approximately $47,000 consisted of approximately $143,000 of gross gains net of $96,000 of gross losses.

Investment gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net earnings. However, the amount of investment gains or losses on marketable securities for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

4.	INVESTMENT IN RESIDENTIAL REAL ESTATE PARTNERSHIP

 As previously reported, in September 2014, the Company, through a wholly owned subsidiary (HMG Orlando LLC, a Delaware limited liability company), acquired a one-third equity membership interest in JY-TV Associates, LLC a Florida limited liability company (“JY-TV”) and entered into the Amended and Restated Operating Agreement of JY-TV (the “Agreement”). Also, as previously reported, on May 19, 2015, pursuant to the terms of a Construction Loan Agreement, between JY-TV Associates LLC (“JY-TV” or the “Borrower”, which is one-third owned by a wholly-owned subsidiary of the Company) and Wells Fargo Bank ("Lender"), Lender loaned to the Borrower the principal sum of $27 million pursuant to a senior secured construction loan ("Loan"). The proceeds of the Loan were used to finance the previously reported construction of multi-family residential apartments containing 240 units totaling approximately 239,000 net rentable square feet on a 9.5-acre site located in Orlando, Florida ("Project"). Construction of the Project which commenced in June 2015, has been completed. To date approximately 92% of the Project has been leased. For the three months ended March 31, 2017 JY-TV reported a net loss of approximately $352,000, which includes depreciation and amortization expense of $388,000 and interest expense of $317,000. The Company’s portion of that loss is approximately $117,000. In March 2017, JY-TV distributed $390,000 to its members. The Company’s portion of that distribution was $130,000.

The Company and certain affiliates of the other two members of the Borrower ("Guarantors") entered into a Completion Guaranty Agreement ("Completion Guaranty") and a Repayment Guaranty Agreement ("Repayment Guaranty") (collectively, the “Guaranties”) with the Lender. Under the Completion Guaranty, Guarantors shall unconditionally guaranty, on a joint and several bases, lien free completion of all improvements with respect to the Project and any construction or completion obligations required to be made by the Borrower pursuant to any approved leases. Under the Repayment Guaranty, Guarantors shall provide an unconditional guaranty including the repayment of $11.5 million of the principal balance of the Loan, repayment of all accrued but unpaid interest and payment of any other sums payable under any of the Loan Agreement. Each Guarantor is required to maintain compliance at all times with certain financial covenants, as defined. As of March 31, 2017, the Company was in compliance with all debt covenants. The construction loan matures on May 19, 2018.

5.	OTHER INVESTMENTS

As of March 31, 2017, the Company’s portfolio of other investments had an aggregate carrying value of approximately $5.1 million and we have committed to fund approximately $2 million as required by agreements with the investees. The carrying value of these investments is equal to contributions less distributions and loss valuation adjustments, if any.

During the three months ended March 31, 2017, we made contributions to other investments of approximately $153,000, consisting all of existing investment commitments.

During the three months ended March 31, 2017, we received distributions from other investments of approximately $568,000, including $368,000 from one investment in a partnership owning one stock which was purchased in February 2016 for $250,000 and stock was sold in March 2017 at a gain of $118,000. The other distributions were primarily from real estate and related investments.

Net income from other investments for the three months ended March 31, 2017 and 2016, is summarized below:

	2017	2016
Partnerships owning real estate & related	$104,000	$6,000
Partnerships owning diversified businesses	141,000	31,000
Income from investment in affiliate T.G.I.F. Texas, Inc.	34,000	-
Total net income from other investments	$279,000	$37,000

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2017 and December 31, 2016, aggregated by investment category and the length of time that investments have been in a continuous loss position:

	As of March 31, 2017
	12 Months or Less		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning diversified businesses investments	$365,000	$(25,000)	$-	$-	$365,000	$(25,000)
Total	$365,000	$(25,000)	$-	$-	$365,000	$(25,000)

	As of December 31, 2016
	12 Months or Less		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$151,000	$(11,000)	$-	$-	$151,000	$(11,000)
Partnerships owning diversified businesses investments	498,000	(30,000)	-	-	498,000	(30,000)
Total	$649,000	$(41,000)	$-	$-	$649,000	$(41,000)

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

In accordance with ASC Topic 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments there were no OTTI impairment valuation adjustments for the three months ended March 31, 2017 and 2016.

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC Topic 820, the Company measures cash and cash equivalents, marketable debt and equity securities at fair value on a recurring basis. Other investments are measured at fair value on a nonrecurring basis.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2017 and for the year ended December 31, 2016, using quoted prices in active markets for identical assets (Level 1) and significant other observable inputs (Level 2). For the periods presented, there were no major assets measured at fair value on a recurring basis which uses significant unobservable inputs (Level 3):

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurement at reporting date using
Description	Total March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Time deposits	$351,000	-	$351,000	$-
Money market mutual funds	1,802,000	1,802,000	-	-
Marketable securities:
Corporate debt securities	708,000	-	708,000	-
Marketable equity securities	7,182,000	7,182,000	-	-
Total assets	$10,043,000	$8,984,000	$1,059,000	$-

	Fair value measurement at reporting date using
Description	Total December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Time deposits	$350,000	$-	$350,000	$-
Money market mutual funds	2,182,000	2,182,000	-	-
Marketable securities:
Corporate debt securities	714,000	-	714,000	-
Marketable equity securities	7,037,000	7,037,000	-	-
Total assets	$10,283,000	$9,219,000	$1,064,000	$-

Carrying amount is the estimated fair value for corporate debt securities and time deposits based on a market-based approach using observable (Level 2) inputs such as prices of similar assets in active markets.

7.	INCOME TAXES

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

The Company accounts for income taxes in accordance with ASC Topic 740, “Accounting for Income Taxes.” ASC Topic 740 requires a Company to use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes only pertain to CII. As of March 31, 2017, and December 31, 2016, the Company has recorded a net deferred tax liability of $76,000 as a result of timing differences associated with the carrying value of the investment in affiliate (TGIF) and other investments. CII’s NOL carryover to 2018 is estimated at $1 million expiring beginning in 2028 and has been fully reserved due to CII historically having tax losses.

The provision for income taxes in the consolidated statements of comprehensive income consists of the following:

Three months ended March 31,	2017	2016
Current:
Federal	$-	$20,000
State	-	-
	-	20,000
Deferred:
Federal	$64,000	$80,000
State	7,000	12,000
	71,000	92,000
Decreased valuation allowance	(71,000)	(92,000)
Total	$-	$20,000

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2016. The Company’s federal income tax returns since 2013 are subject to examination by the Internal Revenue Service, generally for a period of three years after the returns were filed.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the consolidated financial statements as selling, general and administrative expense.

8.	STOCK OPTIONS

Stock based compensation expense is recognized using the fair-value method for all awards. During the three months ended March 31, 2017 there were no options granted, exercised, expired or forfeited.

The following table summarizes information concerning outstanding and exercisable options as of March 31, 2017:

Number Outstanding and exercisable	Weighted Average Strike Price
12,500	$9.31

As of March 31, 2017 the options outstanding and exercisable had an intrinsic value of approximately $17,000.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The Company reported net income of approximately $52,000 (or $.05 per share) for the three months ended March 31, 2017. For the three months ended March 31, 2016 the Company reported a net loss of approximately $59,000 (or $.06 share).

REVENUES

Rentals and related revenues for the three months ended March 31, 2017 and 2016 were approximately $17,000 and $16,000, respectively and primarily consists of rent from the Advisor to CII for its corporate office.

Net realized and unrealized gain from investments in marketable securities:

Net realized and unrealized gain from investments in marketable securities for the three months ended March 31, 2017 and 2016 was approximately $127,000 and $164,000, respectively. For further details, refer to Note 3 to Condensed Consolidated Financial Statements (unaudited).

Equity loss in residential real estate partnership:

Equity loss in residential real estate partnership for the three months ended March 31, 2017 was approximately $117,000. For further details, refer to Note 4 to Condensed Consolidated Financial Statements (unaudited).

Net income from other investments:

Net income from other investments for the three months ended March 31, 2017 and 2016 was approximately $279,000 and $37,000, respectively. For further details, refer to Note 5 to Condensed Consolidated Financial Statements (unaudited).

Interest, dividend and other income for the three months ended March 31, 2017 as compared with the same period in 2016 decreased by approximately $8,000 (or 5%) primarily due to decreased dividend income.

EXPENSES

Professional fees and expenses for the three months ended March 31, 2017 as compared with the same period in 2016 decreased by approximately $12,000 (or 13%) primarily due to decreased legal fees.

EFFECT OF INFLATION:

Inflation affects the costs of holding the Company's investments. Increased inflation would decrease the purchasing power of our mainly liquid investments.

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES

The Company's material commitments primarily consist of a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of approximately $1.6 million due on demand, contributions committed to other investments of approximately $2 million due upon demand. The funds necessary to meet these obligations are expected from the proceeds from the sales of investments, distributions from investments and available cash.

MATERIAL COMPONENTS OF CASH FLOWS

For the three months ended March 31, 2017, net cash used in operating activities was approximately $42,000, primarily consisting of operating expenses.

For the three months ended March 31, 2017, net cash provided by investing activities was approximately $610,000. This consisted primarily of net proceeds from sales and redemptions of marketable securities of $1.9 million, distributions from other investments of $568,000, distributions from residential real estate partnership of $130,000 and proceeds from collections of mortgage receivable of $78,000. These sources of funds were offset by uses of cash consisting primarily of $1.9 million in purchases of marketable securities and $153,000 of contributions to other investments.

For the three months ended March 31, 2017, net cash used in financing activities was approximately $550,000, consisting of repayments of margin borrowings of $49,000 and a dividend payment of $501,000.

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

As previously reported, the Company has one current program to repurchase up to $600,000 of outstanding shares of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. This program was approved by our Board of Directors on June 30, 2016 and expires on June 29, 2021. As of March 31, 2017, the maximum dollar value of shares that may yet be purchased under the program is $259,719. During the three months ended March 31, 2017, there were no shares purchased as part of this publicly announced program.

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

HMG/COURTLAND PROPERTIES, INC.

Dated: May 15, 2017	/s/ Maurice Wiener
CEO and President

Dated: May 15, 2017	/s/Carlos Camarotti
Vice President- Finance and Controller
Principal Accounting Officer

