Form 10-Q
period 2017-09-30
HMG COURTLAND PROPERTIES INC
filed 2017-11-13
CIK 311817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 1,002,392 Common shares were outstanding as of November 13, 2017.

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

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(UNAUDITED)
ASSETS
Investment properties, net of accumulated depreciation:
Office building and other commercial property	$852,950	$864,349
Total investment properties, net	852,950	864,349

Cash and cash equivalents	4,774,382	3,019,463
Investments in marketable securities	5,102,738	7,750,661
Other investments	6,203,824	5,307,765
Investment in affiliate	1,732,860	1,880,854
Loans, notes and other receivables	1,533,034	1,623,151
Investment in residential real estate partnership	1,743,095	2,039,714
Other assets	180,929	291,464
TOTAL ASSETS	$22,123,812	$22,777,421

LIABILITIES
Note payable to affiliate	$1,550,000	$1,600,000
Margin payable	68,410	48,803
Accounts payable, accrued expenses and other liabilities	172,325	87,536
Due to adviser	-	65,959
Dividend payable	-	501,196
Deferred income taxes	76,327	76,327
TOTAL LIABILITIES	1,867,062	2,379,821

STOCKHOLDERS’ EQUITY
Excess common stock, $1 par value; 100,000 shares authorized: no shares issued	-	-
Common stock, $1 par value; 1,050,000 shares authorized, 1,035,493 issued and 1,002,392 shares outstanding	1,035,493	1,035,493
Additional paid-in capital	24,076,991	24,076,991
Less: 33,101 treasury shares	(340,281)	(340,281)
Undistributed gains from sales of properties, net of losses	52,208,753	52,208,753
Undistributed losses from operations	(56,957,551)	(56,806,766)
Total stockholders’ equity	20,023,405	20,174,190
Non controlling interest	233,345	223,410
TOTAL STOCKHOLDERS’ EQUITY	20,256,750	20,397,600
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,123,812	$22,777,421

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
REVENUES
Real estate rentals and related revenue	$16,030	$16,000	$51,870	$49,200

EXPENSES
Operating expenses:
Rental and other properties	34,042	31,664	88,402	80,755
Adviser’s base fee	165,000	165,000	495,000	495,000
General and administrative	117,950	81,248	235,454	246,288
Professional fees and expenses	22,696	56,150	129,869	173,785
Directors’ fees and expenses	21,809	16,000	58,299	58,532
Depreciation and amortization	3,849	3,849	11,548	11,548
Interest expense	18,335	17,728	49,888	59,617
Total expenses	383,681	371,639	1,068,460	1,125,525

Loss before other income	(367,651)	(355,639)	(1,016,590)	(1,076,325)

Net realized and unrealized gains from investments in marketable securities	10,418	61,367	241,071	615,954
Equity loss in residential real estate partnership	(14,103)	(52,000)	(166,619)	(52,000)
Net income from other investments	79,824	157,459	428,029	273,867
Interest, dividend and other income	109,378	147,659	373,260	451,813
Total other income	185,517	314,485	875,741	1,289,634

(Loss) gain before taxes	(182,134)	(41,154)	(140,849)	213,309
Provision for income taxes	0	5,697	0	25,752
Net (loss) income	(182,134)	(46,851)	(140,849)	187,557
Noncontrolling interests	(5)	(2,671)	(9,936)	(6,671)
Net (loss) income attributable to the Company	$(182,139)	$(49,522)	$(150,785)	$180,886

Weighted average common shares outstanding-basic and diluted	1,002,392	1,018,361	1,002,392	1,026,024

Net (loss) income per common share:
Basic and diluted	$(0.18)	$(0.05)	$(0.15)	$0.18

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income attributable to the Company	$(150,785)	$180,886
Adjustments to reconcile net (loss) income attributable to the Company to net cash used in operating activities:
Depreciation and amortization	11,548	11,548
Non-employee stock compensation expense	-	26,742
Net income from other investments	(428,029)	(273,867)
Equity loss from resident real estate partnership	166,619	52,000
Net gain from investments in marketable securities	(241,071)	(615,954)
Net income attributable to non controlling interest	9,936	6,671
Gain on sale of property	(10,970)	-
Changes in assets and liabilities:
Other assets and other receivables	122,652	(168,538)
Accounts payable, accrued expenses and other liabilities	18,829	84,575
Total adjustments	(350,486)	(876,823)
Net cash used in operating activities	(501,271)	(695,937)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sales and redemptions of securities	5,610,942	5,829,476
Purchase of marketable securities	(2,721,948)	(2,974,329)
Distribution from investment in residential real estate partnership	130,000	-
Distributions from other investments	1,173,232	829,767
Contributions to other investments	(1,686,552)	(1,666,225)
Distribution from affiliate	193,286	-
Additions in mortgage loans and notes receivable	-	(500,000)
Proceeds from collections of mortgage loans and notes receivable	78,000	50,000
Proceeds from sale of property	37,327	-
Purchases and improvements of properties	(26,508)	(40,148)
Net cash provided by investing activities	2,787,779	1,528,541

CASH FLOWS FROM FINANCING ACTIVITIES:
Margin borrowings (repayments)	19,607	(7,999,166)
Dividend paid	(501,196)	(517,747)
Repayment of note payable to affiliate	(50,000)	-
Purchase of treasury stock	-	(340,281)
Contribution from non-controlling interest	-	7,029
Net cash used in financing activities	(531,589)	(8,850,165)

Net increase (decrease) in cash and cash equivalents	1,754,919	(8,017,561)
Cash and cash equivalents at beginning of the period	3,019,463	11,213,385
Cash and cash equivalents at end of the period	$4,774,382	$3,195,824

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$50,000	$60,000
Cash paid during the period for income taxes	$3,000	$26,000

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report for the year ended December 31, 2016. The balance sheet as of December 31, 2016 was derived from audited consolidated financial statements as of that date. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for future periods or the full year.

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

Investments in marketable securities consist primarily of large capital corporate equity and debt securities in varying industries or issued by government agencies with readily determinable fair values. These securities are stated at fair value, as determined by the most recent traded price of each security at the balance sheet date. Consistent with the Company’s overall current investment objectives and activities its entire marketable securities portfolio is classified as trading. Included in investments in marketable securities is approximately $3.2 million and $6.2 million, of large capital real estate investment trusts (REITs) as of September 30, 2017 and December 31, 2016, respectively.

Net realized and unrealized (loss) gain from investments in marketable securities for the three and nine months ended September 30, 2017 and 2016 is summarized below:

	Three months ended September 30,		Nine months ended September 30,
Description	2017	2016	2017	2016
Net realized gain from sales of securities	$115,000	$318,000	$26,000	$301,000
Unrealized net gain (loss) in trading securities	(105,000)	(257,000)	215,000	315,000
Total net gain from investments in marketable securities	$10,000	$61,000	$241,000	$616,000

For the three months ended September 30, 2017, net realized gain from sales of marketable securities was approximately $115,000, and consisted of approximately $221,000 of gross gains and $105,000 of gross losses. For the nine months ended September 30, 2017, net realized gains from sales of marketable securities was approximately $26,000, and consisted of approximately $313,000 of gross gains net of $287,000 of gross losses.

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

In September 2014, the Company, through a wholly owned subsidiary (HMG Orlando LLC, a Delaware limited liability company), acquired a one-third equity membership interest in JY-TV Associates, LLC a Florida limited liability company (“JY-TV”) and entered into the Amended and Restated Operating Agreement of JY-TV (the “Agreement”). On May 19, 2015, pursuant to the terms of a Construction Loan Agreement, between JY-TV Associates LLC (“JY-TV” or the “Borrower”, which is one-third owned by a wholly-owned subsidiary of the Company) and Wells Fargo Bank (“Lender”), Lender loaned to the Borrower the principal sum of $27 million pursuant to a senior secured construction loan (“Loan”). The proceeds of the Loan were used to finance the previously reported construction of multi-family residential apartments containing 240 units totaling approximately 239,000 net rentable square feet on a 9.5-acre site located in Orlando, Florida (“Project”). The Project is approximately 97% leased. For the nine months ended September 30, 2017 JY-TV reported a net loss of approximately $500,000, which includes depreciation and amortization expense of $1.2 million and interest expense of $845,000. The Company’s portion of that loss for the nine months ended September 30, 2017 is approximately $167,000.

The Company and certain affiliates of the other two members of the Borrower (“Guarantors”) entered into a Completion Guaranty Agreement (“Completion Guaranty”) and a Repayment Guaranty Agreement (“Repayment Guaranty”) (collectively, the “Guaranties”) with the Lender. Under the Completion Guaranty, Guarantors shall unconditionally guaranty, on a joint and several bases, lien free completion of all improvements with respect to the Project and any construction or completion obligations required to be made by the Borrower pursuant to any approved leases. Under the Repayment Guaranty, Guarantors shall provide an unconditional guaranty including the repayment of $11.5 million of the principal balance of the Loan, repayment of all accrued but unpaid interest and payment of any other sums payable under any of the Loan Agreement. Each Guarantor is required to maintain compliance at all times with certain financial covenants, as defined. As of September 30, 2017, the Company was in compliance with all debt covenants. The construction loan matures on May 19, 2018.

5.	OTHER INVESTMENTS

As of September 30, 2017, the Company’s portfolio of other investments had an aggregate carrying value of approximately $6.2 million and we have committed to further fund approximately $2.5 million as required by agreements with the investees. The carrying value of these investments is equal to contributions less distributions and loss valuation adjustments, if any.

During the nine months ended September 30, 2017, we made contributions to other investments of approximately $1.7 million, including five new investments totaling approximately $1.1 million in contributions plus $600,000 in follow on contributions to existing investments. The new investments consist of an investment in a partnership owning multi-family residential real estate in Atlanta, Georgia for $400,000, $250,000 in a partnership owning a mortgage secured by property being developed in Hollywood, Florida, $300,000 in a pool of mortgage loans secured by property located near the west coast of Florida, $75,000 co-investment with current investee in a partnership owning one stock, and $75,000 in a seed capital fund.

During the nine months ended September 30, 2017, we received distributions from other investments of approximately $1.2 million. Such distributions included $368,000 from one investment in a partnership owning one stock which was sold in March 2017, a $260,000 distribution from an investment in a pool of mortgages sold back to the seller bank in July 2017, and various other distributions primarily from real estate and related investments.

Net income from other investments for the three and nine months ended September 30, 2017 and 2016, is summarized below:

	Three months ended September 30,		Nine months ended September 30,
Description	2017	2016	2017	2016
Partnerships owning diversified businesses	$17,000	$58,000	$196,000	$103,000
Partnerships owning real estate and related	59,000	84,000	187,000	148,000
Income from investment in 49% owned affiliate (T.G.I.F. Texas, Inc.)	4,000	15,000	45,000	24,000
Total net income from other investments	$80,000	$157,000	$428,000	$274,000

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2017 and December 31, 2016, aggregated by investment category and the length of time that investments have been in a continuous loss position:

	As of September 30, 2017
	12 Months or Less		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$140,000	$(23,000)	$-	$-	$140,000	$(23,000)
Partnerships owning diversified businesses investments	132,000	(6,000)	-	-	132,000	(6,000)
Total	$272,000	$(29,000)	$-	$-	$272,000	$(29,000)

	As of December 31, 2016
	12 Months or Less		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$151,000	$(11,000)	$-	$-	$151,000	$(11,000)
Partnerships owning diversified businesses investments	498,000	(30,000)	-	-	498,000	(30,000)
Total	$649,000	$(41,000)	$-	$-	$649,000	$(41,000)

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

In accordance with ASC Topic 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments there were no impairment valuation adjustments for the three and nine months ended September 30, 2017 and 2016.

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC Topic 820, the Company measures cash and cash equivalents, marketable debt and equity securities at fair value on a recurring basis. Other investments are measured at fair value on a nonrecurring basis.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis during as of September 30, 2017 and December 31, 2016, using quoted prices in active markets for identical assets (Level 1) and significant other observable inputs (Level 2). For the periods presented, there were no major assets measured at fair value on a recurring basis which uses significant unobservable inputs (Level 3):

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurement at reporting date using
Description	Total September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Time deposits	$352,000	-	$352,000	$-
Money market mutual funds	1,213,000	1,213,000	-	-
U.S. T-Bills	2,935,000	2,935,000
Marketable securities:
Corporate debt securities	746,000	-	746,000	-
Marketable equity securities	4,357,000	4,357,000	-	-
Total assets	$9,603,000	$8,505,000	$1,098,000	$-

	Fair value measurement at reporting date using
Description	Total December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Time deposits	$350,000	$-	$350,000	$-
Money market mutual funds	2,182,000	2,182,000	-	-
Marketable securities:
Corporate debt securities	714,000	-	714,000	-
Marketable equity securities	7,037,000	7,037,000	-	-
Total assets	$10,283,000	$9,219,000	$1,064,000	$-

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

The Company accounts for income taxes in accordance with ASC Topic 740, “Accounting for Income Taxes.” ASC Topic 740 requires a Company to use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes only pertain to CII. As of September 30, 2017, and December 31, 2016, the Company has recorded a net deferred tax liability of $76,000 as a result of timing differences associated with the carrying value of the investment in affiliate (TGIF) and other investments. CII’s NOL carryover to 2018 is estimated at $1 million expiring beginning in 2028 and has been fully reserved due to CII historically having tax losses.

The provision for income taxes in the consolidated statements of comprehensive income consists of the following:

Nine months ended September 30,	2017	2016
Current:
Federal	$-	$20,000
State	-	-
	-	20,000
Deferred:
Federal	$34,000	$42,000
State	4,000	5,000
	38,000	47,000
Decreased valuation allowance	(38,000)	(47,000)
Total	$-	$20,000

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

Stock based compensation expense is recognized using the fair-value method for all awards. During the nine months ended September 30, 2017 there were no options granted, exercised, expired or forfeited.

The following table summarizes information concerning outstanding and exercisable options as of September 30, 2017:

Number Outstanding and exercisable	Weighted Average Strike Price
12,500	$9.31

As of September 30, 2017, the options outstanding and exercisable had an intrinsic value of approximately $13,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The Company reported a net loss of approximately $182,000 ($0.18 per share) and $151,000 ($0.15 per share) for the three and nine months ended September 30, 2017, respectively. For the three months ended September 30, 2016, we reported a net loss of $49,000 ($0.05 per share), and for the nine months ended September 30, 2016 we reported net income of $181,000 ($0.18 per share).

REVENUES

Rentals and related revenues for the three and nine months ended September 30, 2017 were approximately $16,000 and $52,000, respectively and primarily consists of rent from the Advisor to CII for its corporate office. For the three and nine months ended September 30, 2016 rental and related revenues were $16,000 and $49,000, respectively.

Net realized and unrealized gain from investments in marketable securities:

Net realized gain from sales of marketable securities for the three and nine months ended September 30, 2017 was approximately $115,000 and $26,000, respectively. Net realized gain from sales of marketable securities for the three and nine months ended September 30, 2016 was approximately $318,000 and $301,000, respectively. Net unrealized loss from investments in marketable securities for the three months ended September 30, 2017 and 2016 was approximately $105,000 and $257,000, respectively. Net unrealized gain from investments in marketable securities for the nine months ended September 30, 2017 and 2016 was approximately $215,000 and $315,000, respectively. For further details refer to Note 3 to Condensed Consolidated Financial Statements (unaudited).

Equity loss in residential real estate partnership:

Equity loss in residential real estate partnership for the three and nine months ended September 30, 2017 was approximately $14,000 and $167,000, respectively. This is as compared with equity loss of $52,000 for the three and nine months ended September 30, 2016. For further details, refer to Note 4 to Condensed Consolidated Financial Statements (unaudited).

Net income from other investments:

Net income from other investments for the three and nine months ended September 30, 2017 was approximately $80,000 and $428,000, respectively. This is as compared with net income from other investments for the three and nine months ended September 30, 2016 of approximately $157,000 and $274,000, respectively. For further details refer to Note 5 to Condensed Consolidated Financial Statements (unaudited).

Interest, dividend and other income:

Interest, dividend and other income for the three and nine months ended September 30, 2017 was approximately $109,000 and $373,000, respectively. This is as compared with interest, dividend and other income for the three and nine months ended September 30, 2016 was approximately $148,000 and $452,000, respectively. The decreases in the three and nine-month prior year comparable periods was primarily due to decreased dividend income as a result of increased sale of marketable securities.

EXPENSES

General and administrative expenses for the three months ended September 30, 2017 as compared with the same period in 2016 increased by approximately $37,000 (45%). The increase was due primarily to $26,000 in expenses relating to a prospective real estate transaction in Orlando, Florida which did not close.

Professional fees and expenses for the three and nine months ended September 30, 2017 decreased by approximately $33,000 (60%) and $44,000 (25%), respectively as compared with the prior year comparable periods. The decreases were primarily from decreased shareholder relations legal fees and decreased tax consulting fees.

EFFECT OF INFLATION:

Inflation affects the costs of holding the Company’s investments. Increased inflation would decrease the purchasing power of our mainly liquid investments.

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES

The Company’s material commitments primarily consist of a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of approximately $1.55 million due on demand, contributions committed to other investments of approximately $2.5 million due upon demand. The funds necessary to meet these obligations are expected from the proceeds from the sales of investments, distributions from investments and available cash.

MATERIAL COMPONENTS OF CASH FLOWS

For the nine months ended September 30, 2017, net cash used in operating activities was approximately $501,000, primarily consisting of operating expenses.

For the nine months ended September 30, 2017, net cash provided by investing activities was approximately $2.8 million. This consisted primarily of proceeds from sales of marketable securities of $5.6 million, distributions from other investments of $1.2 million, distributions from investment in residential partnership of $130,000 and distribution from TGIF of $193,000. These sources of funds were partially offset by uses including $2.7 million in purchases of marketable securities and $1.7 million of contributions to other investments

For the nine months ended September 30, 2017, net cash used in financing activities was $532,000, consisting of dividends paid of $501,000 and $50,000 principal repayment on loan due to TGIF. This is partially offset by increased margin borrowings of $20,000.

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

The Company has one current program to repurchase up to $600,000 of outstanding shares of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. This program was approved by our Board of Directors on June 30, 2016 and expires on June 29, 2021. As of September 30, 2017, the maximum dollar value of shares that may yet be purchased under the program is $259,719. During the nine months ended September 30, 2017, there were no shares purchased as part of this publicly announced program.

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

HMG/COURTLAND PROPERTIES, INC.

Dated: November 13, 2017	/s/ Maurice Wiener
CEO and President

Dated: November 13, 2017	/s/Carlos Camarotti
CFO and Vice President

