Form 10-K
period 2017-12-31
HMG COURTLAND PROPERTIES INC
filed 2018-03-29
CIK 311817

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant (excludes shares of voting stock held by directors, executive officers and beneficial owners of more than 10% of the Registrant’s voting stock; however, this does not constitute an admission that any such holder is an “affiliate” for any purpose) based on the closing price of the stock as traded on the NYSE Amex Exchange on the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2017) was $4,645,402. The number of shares outstanding of the issuer’s common stock, $1 par value as of the latest practicable date: 1,013,292 shares of common stock, $1 par value, as of March 29, 2018.

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

As previously reported on Form 8-K dated February 20, 2018, JY-TV Associates, LLC, a Florida limited liability company (“JY-TV”) (“Seller”) and an entity one-third owned by HMG, completed the sale of its multi-family residential apartments located in Orlando, Florida pursuant to the previously reported Agreement of Sale (the “Agreement”) to Murano 240, LLC (as per an Assignment and Assumption of Agreement of Sale with Cardone Real Estate Acquisitions, LLC), a Delaware limited liability company and an unrelated entity (“Purchaser”). The final sales price was $50,150,000 and the sales proceeds were received in cash and payment of outstanding debt. The estimated gain on the sale to HMG is approximately $6.1 million before the incentive fee (or $6.00 per share).

The Company invests its idle cash in marketable securities and acquires real estate and other investments utilizing available cash or borrowing funds.

The Company’s portfolio of REIT marketable securities consists of preferred equity of large capital publicly traded REITs with a market value of approximately $2.96 million as of December 31, 2017.

The Company’s investments in non-REIT marketable securities include equity and debt securities issued primarily by large capital companies or government agencies with readily determinable fair values in varying industries. This includes real estate investment trusts and mutual funds focusing in commercial real estate activities. Substantially all the Company’s marketable securities investments are in companies listed on major national stock markets, however the overall investment portfolio and some of the Company’s investment strategies could be viewed as risky and the market values of the portfolio may be subject to fluctuations. Consistent with the Company’s overall investment objectives and activities, management classifies all marketable securities as being held in a trading portfolio. Accordingly, all unrealized gains and losses on the Company’s investments in marketable securities are recorded in the Consolidated Statements of Income. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Information regarding the amounts and types of investments in marketable securities is set forth in Note 3 of the Notes to Consolidated Financial Statements.

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

Investment in Affiliate.

The Company’s investment in affiliate consists of a 49% equity interest in T.G.I.F. Texas, Inc. (“TGIF”). TGIF was incorporated in Texas and operates solely from the Company’s corporate office in Miami, Florida. The Company’s CEO, Maurice Wiener, is also the CEO of TGIF. Its assets consist primarily of promissory notes receivable from its shareholders including CII and Mr. Wiener and other investments including marketable debt and equity securities. This investment’s carrying value as of December 31, 2017 and 2016 was approximately $1.8 million and $1.9 million, respectively. CII’s note payable to TGIF which is due on demand was approximately $1.5 million and $1.6 million as of December 31, 2017 and 2016, respectively. Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On August 17, 2017, the shareholders of the Company approved the renewal of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2018 and expiring December 31, 2018.

The Adviser is majority owned by Mr. Wiener. The officers and directors of the Adviser are as follows: Maurice Wiener, Chairman of the Board, Chief Executive officer and President and Carlos Camarotti, Vice President - Finance and Assistant Secretary.

Advisory Fees. For the years ended December 31, 2017 and 2016, the Company and its subsidiaries incurred Adviser fees of approximately $703,000 and $726,000, respectively. This consisted of $660,000 in regular compensation for 2017 and 2016, and $43,000 and $66,000 in incentive fee compensation for 2017 and 2016, respectively.

Item 2. Description of Property.

Executive offices (Coconut Grove, Florida). The principal executive offices of the Company and the Adviser are located at 1870 South Bayshore Drive, Coconut Grove, Florida, 33133, in premises owned by the Company’s subsidiary CII and is primarily leased to the Adviser pursuant to a lease agreement originally dated December 1, 1999. In December 2017 the lease was renewed for two years with an increase in rent of 5% per year. The lease (as extended) provides for base rent of $55,566 per year beginning on December 1, 2017 and payable in equal monthly installments during the term of the lease which expires on December 1, 2019. The Adviser, as tenant, pays utilities, certain maintenance and security expenses relating to the leased premises.

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

Part II.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

The high and low per share closing sales prices of the Company’s stock on the NYSE Amex Exchange (ticker symbol: HMG) for each quarter during the past two years were as follows:

	High	Low
March 31, 2017	$11.38	$10.15
June 30, 2017	$11.45	$10.49
September 30, 2017	$12.00	$10.35
December 31, 2017	$14.45	$10.60

March 31, 2016	$10.57	$9.35
June 30, 2016	$11.11	$9.02
September 30, 2016	$11.50	$9.67
December 31, 2016	$11.50	$10.33

There were no dividends declared for the year ended December 31, 2017.

On December 19, 2016 the Company declared a return of capital dividend of $.50 per share which was paid on January 9, 2017 to all shareholders of record as of December 29, 2016.

On March 7, 2018 the Company declared a capital gain dividend of $2.50 per share which is payable on March 30, 2018 to all shareholders of record as of March 21, 2018.

The Company’s policy has been to pay dividends as are necessary for it to qualify for taxation as a REIT under the Internal Revenue Code.

As of March 8, 2018, there were 312 shareholders of record of the Company’s common stock.

The following table illustrates securities currently authorized for issuance under the Company’s equity compensation plan, the 2011 Stock Option Plan:

	Number of securities
	to be issued upon	Weighted-average	Number of securities remaining
	exercise of	exercise price of	available for future issuance under
	outstanding options	outstanding options	equity compensation plans
Equity compensation plan approved by shareholders	1,600	$15.30	47,608
Equity compensation plan not approved by shareholders	—	—	—
Total	1,600	$15.30	47,608

In January and March 2018 three directors and one officer exercised options to purchase a total of 10,900 shares at $9.31 per share.

The following table summarizes stock option activity during the year ended December 31, 2017:

Weighted
Average
	Options	Exercise
	Outstanding	Price
Outstanding at January 1, 2017	12,500	$9.31
Forfeited	-	-
Expired unexercised	-	-
Granted	-	-
Outstanding at December 31, 2017	12,500	$9.31

As of December 31, 2017, the options outstanding and exercisable had an intrinsic value of approximately $64,000.

The following table summarizes stock option activity during the year ended December 31, 2016:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Outstanding at January 1, 2016	20,700	$17.54
Forfeited	(7,500)	$18.89
Expired unexercised	(13,200)	$16.77
Granted	12,500	$9.31
Outstanding at December 31, 2016	12,500	$9.31

As previously reported, we have one current program to repurchase up to $600,000 of outstanding shares of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. This program was approved by our Board of Directors on June 30, 2016 and expires on June 29, 2021. As of December 31, 2017, the maximum dollar value of shares that may yet be purchased under the program is $259,719. During the year ended December 31, 2017, there were no shares purchased as part of this publicly announced program.

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

Other Investments. The Company’s other investments consist primarily of nominal equity interests in various privately-held entities, including limited partnerships whose purpose is to invest venture capital funds in growth-oriented enterprises. The Company does not have significant influence over any investee and the Company’s investment typically represents less than 3% of the investee’s ownership. These investments generally do not meet the criteria of accounting under the equity method and are carried at cost less distributions and other than temporary unrealized losses. These investments do not have available quoted market prices, so we must rely on valuations and related reports and information provided to us by those entities for the purposes of determining other-than-temporary declines. These valuations are by their nature subject to estimates which could change significantly from period to period. The Company regularly reviews the underlying assets in its other investment portfolio for events, that may indicate the investment has suffered other-than-temporary decline in value including. These events include but are not limited to bankruptcies, closures and declines in estimated fair value. When a decline is deemed other-than-temporary, we permanently reduce the cost basis component of the investments to its estimated fair value, and the loss is recorded as a component of net income from other investments. As such, any recoveries in the value of the investments will not be recognized until the investments are sold.

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

Results of Operations:

For the years ended December 31, 2017 and 2016, the Company reported a net loss of approximately $314,000 ($0.31 per share) and $431,000 ($0.42 per share), respectively.

Revenues:

Total revenues for the years ended December 31, 2017 and 2016 were approximately $68,000 and $66,000, respectively. This is primarily comprised of rental revenue from the leasing of the corporate offices to the Adviser.

Expenses:

Total expenses for the year ended December 31, 2017 as compared to that of 2016 decreased slightly by approximately $8,000 (or less than 1%). This overall decrease in expenses includes increased operating expenses of properties of approximately $96,000 (or 93%) due primarily to increased repairs and maintenance costs associated with 2017 hurricane repairs at our corporate offices and other property expenses relating to our property in Montpelier, Vermont. Increased property operating expenses were offset by decreased general and administrative expenses of approximately $100,000 (or 28%) consisting primarily of decreased dues and subscriptions, non-employee stock compensation and brokerage fees.

Other Income:

Net realized and unrealized gains from investments in marketable securities:

Net gain (loss) from investments in marketable securities, including marketable securities distributed by partnerships in which the Company owns minority positions, for the years ended December 31, 2017 and 2016, is as follows:

	2017	2016
Net realized gain from sales of marketable securities	$62,000	$271,000

Net unrealized gain (loss) from marketable securities	199,000	(21,000)

Total net gain from investments in marketable securities	$261,000	$250,000

Net realized gain from sales of marketable securities consisted of approximately $364,000 of gains net of $302,000 of losses for the year ended December 31, 2017. The comparable amounts in fiscal year 2016 were approximately $648,000 of gains net of $377,000 of losses.

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

Equity loss in residential real estate partnership:

For the year ended December 31, 2017 JY-TV Associates LLC reported a net loss of approximately $671,000, which includes depreciation and amortization expense of $1,556,000 and interest expense of $1,123,000. The Company’s portion of the 2017 loss was approximately $224,000. For the year ended December 31, 2016 JY-TV reported a net loss of approximately $849,000, which includes depreciation and amortization expense of $712,000 and interest expense of $289,000. The Company’s portion of the 2016 loss was approximately $283,000.

Net income from other investments is summarized below (excluding other than temporary impairment losses):

	2017	2016
Venture capital funds – diversified businesses (a)	$270,000	$231,000
Partnerships owning real estate and related investments (a)	224,000	148,000
Venture capital funds – technology businesses	27,000	(13,000)
Investment in 49% owned affiliate and other (b)	70,000	12,000
Total net income from other investments	$591,000	$378,000

(a) The gains in 2017 and 2016 consist of various cash distributions from investments owning diversified businesses and real estate and related investments which made cash distributions from the sale or refinancing of operating companies.

(b) This gain represents income from the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”). The increase in gain from TGIF in 2017 as compared with 2016 is primarily due to gains on disposition of other real estate investments. In 2017 and 2016 TGIF declared and paid a cash dividend of which the Company’s portion was approximately $193,000 each year. These dividends were recorded as reduction in the investment carrying value as required under the equity method of accounting for investments.

Other than temporary impairment (“OTTI”) losses from other investments:

There were no OTTI losses for the year ended December 31, 2017.

The OTTI loss for the year ended December 31, 2016 was $69,0000 and consists of a recognized impairment loss in an investment in a partnership that invested in technology related companies.

Net income or loss from other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s net earnings. However, the amount of investment gain or loss from other investments for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

Interest, dividend and other income

Interest, dividend and other income for the year ended December 31, 2017 as compared with 2016 decreased by approximately $117,000 (or 20%). This was primarily due to a decreased dividend income as a result of the sale of the majority of our REIT common equity marketable securities in July 2017.

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

The provision for income taxes for the year ended December 31, 2017 was approximately $11,000 and was primarily attributable to deferred tax expense of $14,000 less current federal tax benefit of $3,000 relating to refunded tax on prohibited REIT income. The benefit from income taxes for the year ended December 31, 2016 was approximately $113,000 and was attributable to deferred tax benefit of $145,000 less current federal tax provision of $28,000 relating to non-recurring prohibited REIT income.

As of December 31, 2017, the Company, excluding its taxable REIT subsidiary, CII, has an estimated tax net operating loss carryover (NOL) estimated at $1.4 million.

The Company’s 95%-owned taxable REIT subsidiary, CII, files a separate income tax return and its operations are not included in the REIT’s income tax return.

For CII, the Company follows the liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amount and the tax basis of assets and liabilities at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. As a result of timing differences associated with the carrying value of other investments, unrealized gains and losses of marketable securities, depreciable assets and the future benefit of a net operating loss, as of December 31, 2017, and 2016 the Company has recorded a net deferred tax liability of $84,000 and $76,000, respectively.

As of December 31, 2017, CII has an estimated NOL of approximately $989,000 which has been fully reserved due to CII historically having tax losses.

Effect of Inflation.

Inflation affects the costs of maintaining the Company’s investments.

Liquidity, Capital Expenditure Requirements and Capital Resources.

The Company’s material commitments primarily consist of a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of approximately $1.5 million due on demand (see Item 13. Certain Relationships and Related Transactions and Director Independence), and contributions committed to other investments of approximately $2.4 million due upon demand. The funds necessary to meet these obligations are expected from the proceeds from the sales of investments, distributions from investments and available cash and equivalents ($5.2 million at December 31, 2017).

A summary of the Company’s contractual cash obligations at December 31, 2017 is as follows:

	Payments Due by Period
Contractual
Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Note payable	$1,550,000	$1,550,000	—	—	—
Other investments commitments	2,417,000	2,417,000	—	—	—
Total	$3,967,000	$3,967,000	—	—	—

The timing of amounts due under commitments for other investments is determined by the managing partners of the individual investments.

Material Changes in Operating, Investing and Financing Cash Flows.

The Company’s cash flows are generated primarily from its dividends, interest and sales proceeds of marketable securities, distributions from investments and borrowings.

For the year ended December 31, 2017, net cash used in operating activities was approximately $788,000, primarily consisting of net loss before income taxes and other income of approximately $1,395,000, plus interest, dividends and other income of approximately $473,000 and changes in assets and liabilities of approximately $133,000.

For the year ended December 31, 2017, net cash provided by investing activities was approximately $3.3 million and consisted primarily of proceeds from sales of marketable securities of $7.1 million, distributions from other investments of $1.5 million, a dividend from TGIF of $193,000, a distribution from investment in residential real estate partnership of $130,000 and proceeds from collections of mortgage receivables of $78,000. These sources of funds were partially offset by $3.6 million of purchases of marketable securities and $2.1 million of contributions to other investments.

For the year ended December 31, 2017, net cash used in financing activities was approximately $333,000 and consisted primarily of dividend paid of $501,000 and $50,000 of repayment of note payable to TGIF. These uses of funds were partially offset by margin borrowings of approximately $218,000.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable to the Company.

11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of HMG/Courtland Properties, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of HMG/Courtland Properties, Inc. (a Delaware corporation) and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since December 31, 2010.

/s/ Cherry Bekaert LLP

Coral Gables, Florida

March 29, 2018

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2017 AND 2016

	December 31,	December 31,
	2017	2016
ASSETS
Investment properties, net of accumulated depreciation:
Office building and other commercial property	$857,464	$864,349
Total investment properties, net	857,464	864,349

Cash and cash equivalents	5,223,995	3,019,463
Investments in marketable securities	4,549,745	7,750,661
Other investments	6,412,120	5,307,765
Investment in affiliate	1,757,607	1,880,854
Loans, notes and other receivables	1,561,750	1,623,151
Investment in residential real estate partnership	1,685,978	2,039,714
Other assets	108,020	291,464
TOTAL ASSETS	$22,156,679	$22,777,421

LIABILITIES
Note payable to affiliate	$1,550,000	$1,600,000
Margin payable	267,198	48,803
Dividends payable	-	501,196
Accounts payable, accrued expenses and other liabilities	119,171	87,536
Amounts due to the Adviser for incentive fee	43,279	65,959
Deferred income tax payable	84,153	76,327

TOTAL LIABILITIES	2,063,801	2,379,821

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Excess common stock, $1 par value; 100,000 shares authorized: no shares issued	—	—
Common stock, $1 par value; 1,050,000 shares authorized, and 1,035,493 shares issued	1,035,493	1,035,493
Additional paid-in capital	24,076,991	24,076,991
Less: Treasury shares at cost 33,101 shares	(340,281)	(340,281)
Undistributed gains from sales of properties, net of losses	52,208,753	52,208,753
Undistributed losses from operations	(57,120,990)	(56,806,766)
Total stockholders’ equity	19,859,966	20,174,190
Noncontrolling interest	232,912	223,410
TOTAL EQUITY	20,092,878	20,397,600
TOTAL LIABILITIES AND EQUITY	$22,156,679	$22,777,421

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
REVENUES
Real estate rentals and related revenue	$68,321	$66,030
Total revenues	68,321	66,030

EXPENSES
Operating expenses:
Rental and other properties	199,799	103,393
Adviser’s base fee	660,000	660,000
General and administrative	255,750	348,203
Professional fees and expenses	181,580	189,351
Directors’ fees and expenses	82,076	80,532
Depreciation expense	15,398	15,398
Interest expense	68,577	74,688
Total expenses	1,463,180	1,471,565

Loss before other income and income taxes	(1,394,859)	(1,405,535)

Net realized and unrealized gains from investments in marketable securities	260,656	250,293
Equity loss in residential real estate partnership	(223,736)	(282,981)
Net income from other investments	591,250	378,761
Other than temporary impairment losses from other investments	-	(69,002)
Interest, dividend and other income	472,621	590,127
Total other income	1,100,791	867,198

Loss before income taxes	(294,068)	(538,337)
Provision for (benefit from) income taxes	10,653	(112,578)
Net loss	(304,721)	(425,759)
Gain from noncontrolling interest	(9,503)	(5,668)
Net loss attributable to the Company	$(314,224)	$(431,427)

Weighted average common shares outstanding-basic and diluted	1,002,392	1,020,084
Net loss per common share:
Basic and diluted loss per share	$(0.31)	$(0.42)

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

				Undistributed
				Gains from Sales	Undistributed			Total
	Common Stock		Additional	of Properties	Losses from	Treasury Stock		Stockholders’
	Shares	Amount	Paid-In Capital	Net of Losses	Operations	Shares	Cost	Equity
Balance as of January 1, 2016	1,053,926	$1,053,926	$24,255,614	$52,709,949	$(56,375,339)	18,433	(223,798)	$21,420,352

Net loss					(431,427)			(431,427)
Dividend payable - $.50 per share				(501,196)				(501,196)
Non-employee stock option compensation			26,742					26,742
Treasury shares retired	(18,433)	(18,433)	(205,365)			(18,433)	223,798	-
Purchase of treasury stock						33,101	(340,281)	(340,281)

Balance as of December 31, 2016	1,035,493	1,035,493	24,076,991	52,208,753	(56,806,766)	33,101	(340,281)	20,174,190

Net loss					(314,224)			(314,224)
Balance as of December 31, 2017	1,035,493	$1,035,493	$24,076,991	$52,208,753	$(57,120,990)	33,101	$(340,281)	$19,859,966

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to the Company	$(314,224)	$(431,427)
Adjustments to reconcile net loss attributable to the Company to net cash used in operating activities:
Depreciation expense	15,398	15,398
Non-employee stock compensation	-	26,742
Net income from other investments, excluding impairment losses	(591,250)	(378,761)
Other than temporary impairment loss from other investments	-	69,002
Equity loss from residential real estate partnership	223,736	282,981
Gain on sale of real estate (included in other income)	(10,970)	-
Net gains from investments in marketable securities	(260,656)	(250,293)
Net gain attributable to noncontrolling interest	9,503	5,668
Deferred income tax expense (benefit)	7,826	(140,673)
Changes in assets and liabilities:
Other assets and other receivables	166,845	(136,671)
Accounts payable, accrued expenses and other liabilities	(34,326)	58,023
Total adjustments	(473,894)	(448,584)
Net cash used in operating activities	(788,118)	(880,011)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sales and redemptions of securities	7,074,127	6,658,521
Investments in marketable securities	(3,612,553)	(3,651,139)
Distribution from investment in residential real estate partnership	130,000	-
Distributions from other investments	1,520,666	1,117,167
Contributions to other investments	(2,060,530)	(2,209,318)
Proceeds from collections of mortgage loans and notes receivables	78,000	125,000
Distribution from affiliate	193,286	193,286
Purchases and improvements of properties	(34,872)	(46,066)
Proceeds from sale of real estate	37,327	-
Additions in mortgage loans and notes receivable	-	(500,000)
Net cash provided by investing activities	3,325,451	1,687,451

CASH FLOWS FROM FINANCING ACTIVITIES:
Margin borrowings (repayments)	218,395	(7,950,363)
Dividend paid	(501,196)	(517,747)
Repayment of note payable to affiliate	(50,000)	(200,000))
Purchase of treasury stock	-	(340,281)
Contribution from non-controlling interest	-	7,029
Net cash used in financing activities	(332,801)	(9,001,362)

Net increase (decrease) in cash and cash equivalents	2,204,532	(8,193,922)

Cash and cash equivalents at beginning of the year	3,019,463	11,213,385

Cash and cash equivalents at end of the year	$5,223,995	$3,019,463

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$69,000	$75,000
Cash paid during the year for income taxes	$-	$26,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared but not paid during the year	$-	$501,196
Treasury stock retired during the year	$-	$223,798

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 and 2016

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

HMG Orlando, LLC (“HMGO”). This wholly owned limited liability company was formed in August 2014. In September 2014 HMGO acquired a one-third equity membership interest in JY-TV Associates, LLC a Florida limited liability company (“JY-TV”) and entered into the Amended and Restated Operating Agreement of JY-TV (the “Agreement”). JY-TV was formed in 2014 for the sole purpose of purchasing and constructing two hundred forty (240) unit rental apartments on approximately 9.5 acres in Orlando, Florida. The other two initial members of JY-TV are not related to the Company. The construction on the rental apartments was completed in September 2016, with partial occupancy commencing in June 2016. On February 20, 2018 JY-TV sold the apartments to an unrelated third party.

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

HMG Atlanta, LLC (“HMGATL”). This is a wholly owned Florida limited liability company which owns a 1.5% interest in an entity which owns and operates two residential real estate properties located in north east Atlanta, Georgia.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2017 and 2016. The Company’s federal income tax returns since 2014 are subject to examination by the Internal Revenue Service, generally for a period of three years after the returns were filed.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the consolidated financial statements as selling, general and administrative expense.

Depreciation. Depreciation of the corporate offices properties held for investment is computed using the straight-line method over its estimated useful life of 39.5 years. Depreciation expense for the corporate offices for each of the years ended December 31, 2017 and 2016 was approximately $15,000.

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

The carrying value of financial instruments including other receivables, notes and advances due from related parties (if any), accounts payable and accrued expenses and mortgages and notes payable approximate their fair values at December 31, 2017 and 2016, due to their relatively short terms or variable interest rates.

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

Marketable securities from time to time are pledged as collateral pursuant to broker margin requirements. As of December 31, 2017, and 2016 there was approximately $267,000 and $49,000 of marketable securities pledged as collateral pursuant to margin agreements.

Treasury bills, from time to time, are pledged as collateral pursuant to broker margin requirements. As of December 31, 2017, and 2016 there were no such margin balances outstanding.

Notes and other receivables. Management periodically performs a review of amounts due on its notes and other receivable balances to determine if they are impaired based on factors affecting the collectability of those balances. Management’s estimates of collectability of these receivables requires management to exercise significant judgment about the timing, frequency and severity of collection losses, if any, and the underlying value of collateral, which may affect recoverability of such receivables. As of December 31, 2017, and 2016, the Company had no allowances for bad debt.

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

The Company has no voting or financial controlling interests in its other investments which include entities that invest venture capital funds in growth-oriented enterprises. These other investments are carried at cost less adjustments for other than temporary declines in value.

Income (loss) per common share. Net income (loss) per common share (basic and diluted) is based on the net income (loss) divided by the weighted average number of common shares outstanding during each year. Diluted net loss per share includes the dilutive effect of options to acquire common stock. Common shares outstanding include issued shares less shares held in treasury. There were 12,500 stock options outstanding as of December 31, 2017 and 2016, respectively. The 2017 and 2016 options were not included in the diluted earnings per share computation as their effect would have been de minimums or anti-dilutive.

Gain on sales of properties. Gain on sales of properties is recognized when the minimum investment requirements have been met by the purchaser and title passes to the purchaser.

In July 2017 CII sold a 20,000 square foot undeveloped residential parcel of land located in Paxton, Massachusetts for approximately $44,000 and recognized a gain of approximately $10,000. There were no sales of property in 2016.

Cash and cash Equivalents. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Concentration of Credit Risk. Financial instruments that potentially subject the Company to concentration of credit risk are cash and cash equivalent deposits in excess of federally insured limits, marketable securities, other receivables and notes and mortgages receivable. From time to time the Company may have bank deposits in excess of federally insured limits (presently $250,000). The Company evaluates these excess deposits and transfers amounts to brokerage accounts and other banks to mitigate this exposure. As of December 31, 2017, and 2016, respectively, we had approximately $52,000 and $50,000 of deposits in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash.

Other intangible assets:

Deferred loan costs, when applicable, are amortized on a straight-line basis over the life of the loan. This method approximates the effective interest rate method.

Noncontrolling Interest. Noncontrolling interest represents the noncontrolling or minority partners’ proportionate share of the equity of the Company’s majority owned subsidiaries. A summary for the years ended December 31, 2017 and 2016 is as follows:

	2017	2016
Noncontrolling interest balance at beginning of year	$223,000	$211,000
Noncontrolling partners’ interest in operating gains (losses) of consolidated subsidiary	10,000	5,000
Noncontrolling partners’ contribution	-	7,000

Noncontrolling interest balance at end of year	$233,000	$223,000

Revenue recognition. CII is the lessor of the Company’s principal executive offices and the Adviser corporate offices. This lease agreement is classified as an operating lease and accordingly all rental revenue is recognized as earned based upon total fixed cash flow over the initial term of the lease, using the straight-line method. In December 2017 the lease was renewed for two years expiring on December 1, 2019, with an increase of 5% in rent for each year extended. Beginning in December 2017 the base rent is $55,566 per year payable in equal monthly installments during the term of the lease. The Adviser, as tenant, pays utilities, certain maintenance and security expenses relating to the leased premises.

Impairment of long-lived assets. The Company periodically reviews the carrying value of its properties and long-lived assets in relation to historical results, current business conditions and trends to identify potential situations in which the carrying value of assets may not be recoverable. If such reviews indicate that the carrying value of such assets may not be recoverable, the Company would estimate the undiscounted sum of the expected future cash flows of such assets or analyze the fair value of the asset, to determine if such sum or fair value is less than the carrying value of such assets to ascertain if a permanent impairment exists. If a permanent impairment exists, the Company would determine the fair value by using quoted market prices, if available, for such assets, or if quoted market prices are not available, the Company would discount the expected future cash flows of such assets and would adjust the carrying value of the asset to fair value. There was no impairment of long-lived assets in 2017 and 2016.

Share-based compensation.

The Company accounts for share-based compensation in accordance with ASC Topic 718 “Share-Based Payments”. The Company has used the Black-Scholes option pricing model to estimate the fair value of stock options on the dates of grant.

Recent accounting pronouncements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers when it satisfies performance obligations. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  In February 2017, the FASB issued ASU No. 2017-05, Other Income: Gains and Losses from the Derecognition of Nonfinancial Assets, which amends ASC Topic 610-20. ASU No. 2017-05 provides guidance on how entities recognize sales, including partial sales, of nonfinancial assets (and in-substance nonfinancial assets) to non-customers. ASU No. 2017-05 requires the seller to recognize a full gain or loss in a partial sale of nonfinancial assets, to the extent control is not retained. Any noncontrolling interest retained by the seller would, accordingly, be measured at fair value. Both ASU No. 2014-09 and 2017-05 will become effective for the Company beginning with the first quarter of 2018. The standards permit the use of either the full retrospective method or the modified retrospective method. The Company has concluded it will use the modified retrospective method for transition under both standards, in which case the cumulative effect of applying the standards, if any, would be recognized at the date of initial application.

The Company has reviewed its revenue streams and determined that the significant majority of its revenue is derived from financial instruments (i.e. receivables, debt & equity securities, investments and financial instruments), which are not in scope of the revenue standard. In addition, the Company also has sales of real estate which have historically been primarily all-cash transactions with no contingencies and no future involvement in the operations. For its all-cash sale transactions, the Company does not anticipate a significant change to the timing of revenue recognition upon adoption of this new revenue standard.

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for the Company beginning January 1, 2018. The adoption of ASU 2014-09 is not expected to have a material impact on the Company’s consolidated financial statements.

The Company does not believe that other standards which have been issued but are not yet effective will have a significant impact on its financial statements.

2.	INVESTMENT PROPERTIES

The components of the Company’s investment properties and the related accumulated depreciation information follow:

	December 31, 2017
		Accumulated
	Cost	Depreciation	Net
Office building and other commercial property:
Corporate Office - (Coconut Grove, FL) – Building	$652,198	$341,266	$310,931
Corporate Office – (Coconut Grove, FL) – Land	325,000	—	325,000
Other (Hopkinton, RI) – Land (50 acres)	109,845	—	109,845
Other (Montpelier, Vermont) – Building	52,000	52,000	—
Other (Montpelier, Vermont) - Land and improvements (5.4 acres)	111,689	—	111,689
	$1,250,731	$393,266	$857,464

	December 31, 2016
		Accumulated
	Cost	Depreciation	Net
Office building and other commercial property:
Corporate Office - (Coconut Grove, FL) – Building	$652,198	$325,868	$326,330
Corporate Office – (Coconut Grove, FL) – Land	325,000	—	325,000
Other (Hopkinton, RI) – Land (50 acres)	82,348	—	82,348
Other (Paxton, MA) – Land (20,000 square feet)	18,982	—	18,982
Other (Montpelier, Vermont) – Building	52,000	52,000	—
Other (Montpelier, Vermont) - Land and improvements (5.4 acres)	111,689	—	111,689
	$1,242,217	$377,868	$864,349

In July 2017 CII sold a 20,000 square foot undeveloped residential parcel of land located in Paxton, Massachusetts for approximately $44,000 and recognized a gain of approximately $10,000. There were no sales of property in 2016.

3.	INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities consist primarily of large capital corporate equity and debt securities in varying industries or issued by government agencies with readily determinable fair values. These securities are stated at market value, as determined by the most recent traded price of each security at the balance sheet date. Consistent with the Company's overall current investment objectives and activities its entire marketable securities portfolio is classified as trading. Accordingly, all unrealized gains (losses) on this portfolio are recorded in income. Included in investments in marketable securities is approximately $2.96 million and $6.25 million of large capital real estate investment trusts (REITs) as of December 31, 2017 and 2016, respectively.

For the years ended December 31, 2017 and 2016, net unrealized gains (losses) on trading securities were approximately $199,000 and ($21,000), respectively.

	December 31, 2017			December 31, 2016
Description	Cost Basis	Fair Value	Unrealized Gain	Cost Basis	Fair Value	Unrealized Gain
Real Estate Investment Trusts	$2,848,000	$2,958,000	$110,000	$6,197,000	$6,249,000	$52,000

Mutual Funds, ETF & other	258,000	290,000	32,000	222,000	244,000	22,000

Other Equity Securities	650,000	785,000	135,000	525,000	544,000	19,000
Total Equity Securities	3,756,000	4,033,000	276,000	6,944,000	7,037,000	93,000
Debt Securities	485,000	517,000	32,000	696,000	713,000	17,000
Total	$4,241,000	$4,550,000	$309,000	$7,640,000	$7,750,000	$110,000

As of December 31, 2017, debt securities are scheduled to mature as follows:

	Cost	Fair Value
2018 – 2022	$47,000	$51,000
2023 – 2027	177,000	188,000
2028 – thereafter	261,000	278,000
	$485,000	$517,000

Net gain (loss) from investments in marketable securities for the years ended December 31, 2017 and 2016 is summarized below:

Description	2017	2016
Net realized gains from sales of marketable securities	$62,000	$271,000
Net unrealized gains (losses) from marketable securities	199,000	(21,000)
Total net gains from investments in marketable securities	$261,000	$250,000

Net realized gain from sales of marketable securities consisted of approximately $364,000 of gains net of $302,000 of losses for the year ended December 31, 2017. The comparable amounts in fiscal year 2016 were approximately $648,000 of gains net of $377,000 of losses.

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

The Company’s portfolio of other investments consists of approximately 46 individual investments primarily in limited partnerships with varying investment objectives and focus. Management has categorized these investments by investment focus: technology and communications, diversified businesses, real estate related and other.

As of December 31, 2017, and 2016, other investments had an aggregate carrying value of $6.4 million and $5.3 million, respectively. As of December 31, 2017, the Company has committed to fund an additional $2.4 million as required by agreements with current investees or for new investments. The carrying value of these investments is equal to contributions less distributions and other than temporary impairment loss adjustments. During the years ended December 31, 2017 and 2016 the Company made contributions in these investments of approximately $2.1 million and $2.2 million, respectively, and received distributions of $1.5 million and $1.1 million, respectively.

The Company’s other investments are summarized below.

	Carrying values as of December 31,
Investment Focus	2017	2016

Technology and communications	$163,000	$172,000

Diversified businesses	2,615,000	2,601,000

Real estate and related	2,999,000	1,900,000

Other (primarily private banks)	635,000	635,000

Totals	$6,412,000	$5,308,000

The Company regularly reviews the underlying assets in its investment portfolio for events, including but not limited to bankruptcies, closures and declines in estimated fair value, that may indicate the investment has suffered other-than-temporary decline in value. When a decline is deemed other-than-temporary, an investment loss is recognized.

Net income from other investments is summarized below (excluding other than temporary impairment loss):

	2017	2016
Income from investment in 49% owned affiliate (a)	$70,000	$12,000
Real estate and related (b)	224,000	148,000
Diversified businesses (c)	270,000	231,000
Technology and related	27,000	(13,000)
Total net income from other investments	$591,000	$378,000

(a)          This gain represents income from the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”). The increase in gain from TGIF in 2017 as compared with 2016 is primarily due to gains on disposition of other real estate investments. In 2017 and 2016 TGIF declared and paid a cash dividend, the Company’s portion of which was approximately $193,000 each year. These dividends were recorded as reduction in the investment carrying value as required under the equity method of accounting for investments.

(b)          The gain in 2017 and 2016 consists primarily of cash distributions from an investment in real estate partnership which distributed proceeds from sales of its real estate.

(c)          The gain in 2017 and 2016 consists of cash distributions from various investments in partnerships owning diversified businesses which made cash distributions from the sale or refinancing of operating companies and/or distributions from operating activities.

Other than temporary impairment losses from other investments

For the year ended December 31, 2017, there were no valuation losses from other than temporary impairment losses from other investments. For the year ended December 31, 2016, valuation losses from other than temporary impairment losses from other investments of $69,000 were recorded, consisting of a valuation loss from an investment in a limited liability company which invests in medical technology and experienced other than temporary impairment loss.

Net gain or loss from other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s net earnings. However, the amount of investment gain or loss from other investments for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2017 and 2016, aggregated by investment category and the length of time that investments have been in a continuous loss position:

	As of December 31, 2017
	12 Months or Less		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$138,000	$(24,000)	$-	$-	$138,000	$(24,000)
Total	$138,000	$(24,000)	$-	$-	$138,000	$(24,000)

	As of December 31, 2016
	12 Months or Less		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$151,000	$(11,000)	$-	$-	$151,000	$(11,000)
Partnerships owning diversified businesses investments	498,000	(30,000)	-	-	498,000	(30,000)
Total	$649,000	$(41,000)	$-	$-	$649,000	$(41,000)

5.	FAIR VALUE INSTRUMENTS

In accordance with ASC Topic 820, the Company measures cash and cash equivalents, marketable debt and equity securities at fair value on a recurring basis. Other investments are measured at fair value on a nonrecurring basis.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis during the years ended December 31, 2017 and 2016, using quoted prices in active markets for identical assets (Level 1) and significant other observable inputs (Level 2). For the year ended December 31, 2017 and 2016, there were no major assets or liabilities measured at fair value on a recurring basis which uses significant unobservable inputs (Level 3):

	Fair value measurement at reporting date using
Description	Total December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Time deposits	$352,000	$-	$352,000	$—
Money market mutual funds	1,633,000	1,633,000	—	—
US T-bills	2,935,000	2,935,000	—	—
Marketable securities:
Corporate debt securities	517,000	—	517,000	—
Marketable equity securities	4,033,000	4,033,000	—	—
Total assets	$9,470,000	$8,601,000	$869,000	$—

	Fair value measurement at reporting date using
Description	Total December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Time deposits	$350,000	$-	$350,000	$—
Money market mutual funds	2,182,000	2,182,000	—	—
Marketable securities:
Corporate debt securities	714,000	—	714,000	—
Marketable equity securities	7,037,000	7,037,000	—	—
Total assets	$10,283,000	$9,219,000	$1,064,000	$—

Carrying amount is the estimated fair value for corporate debt securities and time deposits based on a market-based approach using observable (Level 2) inputs such as prices of similar assets in active markets.

6. INVESTMENT IN AFFILIATE

Investment in affiliate consists of CII’s 49% equity interest in T.G. I.F. Texas, Inc. (“T.G.I.F.”). T.G.I.F. is a corporation which holds promissory notes receivable from its shareholders, including CII and Maurice Wiener, the Chairman of both the Company and T.G.I.F. Reference is made to Note 9 for discussion on notes payable by CII to T.G.I.F. This investment is recorded under the equity method of accounting. For the years ended December 31, 2017 and 2016, income from investment in affiliate amounted to approximately $70,000 and $12,000, respectively and is included in net income from other investments in HMG’s consolidated statements of income. The increase in gain from TGIF in 2017 as compared with 2016 is primarily due to gains on disposition of other real estate investments. In 2017 and 2016 T.G.I.F. declared and paid a cash dividend of $.07 per share. CII’s dividend amount received was approximately $193,000 each year. This dividend is recorded as a reduction in the carrying amount of CII investment in T.G.I.F. as required under the equity method of accounting.

7. LOANS, NOTES AND OTHER RECEIVABLES

	As of December 31,
Description	2017	2016
Promissory note and accrued interest due from purchaser of Grove Isle (a)	$1,034,000	$1,034,000
Promissory note and accrued interest due from entity owning apartments (b)	500,000	500,000
Promissory note and accrued interest due from individual (c)	-	78,000
Other	28,000	11,000
Total loans, notes and other receivables	$1,562,000	$1,623,000

(a)	In February 2013, the Company sold its interest in a hotel, resort and marina property known as Grove Isle and received a $1 million promissory note from the purchaser as part of the purchase proceeds. This note bears interest of 4% per annum and will mature upon the earlier of ten years (February 25, 2023) or when any expansion or development occurs at Grove Isle (as defined in the purchase agreement). All interest due on this loan has been collected.

(b)	In May 2016 the Company loaned $500,000 to an entity owned by a local real estate developer who is well known to the Company for the purposes of purchasing apartment units located in Jacksonville, Florida. Nine of the purchased apartment units were provided as collateral on the loan. The promissory note bears interest at 9.5% per annum payable on a quarterly basis beginning July 1, 2016. The loan matures on April 28, 2021, at which time all unpaid principal and interest is due. All interest due on the loan has been received.

(c)	In December 2007, the Company loaned $400,000 to the same local real estate developer mentioned above and which loan was secured by numerous real estate interests. All principal and interest were paid on a timely basis by the borrower throughout the life of the loan. In 2017 the remaining principal and interest outstanding was collected, and the loan collateral was released.

8.	INVESTMENT IN RESIDENTIAL REAL ESTATE PARTNERSHIP

In September 2014, the Company, through a wholly owned subsidiary (HMG Orlando LLC, a Delaware limited liability company), acquired a one-third equity membership interest in JY-TV and entered into the Amended and Restated Operating Agreement of JY-TV (the “Agreement”). On May 19, 2015, pursuant to the terms of a Construction Loan Agreement, between JY-TV or the “Borrower”, and Wells Fargo Bank ("Lender"), Lender loaned to the Borrower the principal sum of $27 million pursuant to a senior secured construction loan ("Loan"). The proceeds of the Loan were used to finance the construction of the apartments containing 240 units totaling approximately 239,000 net rentable square feet on a 9.5-acre site located in Orlando, Florida ("Project"). Construction of the Project which commenced in June 2015, and occupancy began in June 2016. As of December 31, 2017, the Company was in compliance with all debt covenants. Repayment of the construction was made upon closing of the sale of the Project in February 2018. Approximately 97% of the Project was leased as of December 31, 2017. For the years ended December 31, 2017 and 2016 JY-TV reported net losses of approximately 657,000 and $849,000, respectively, which includes depreciation and amortization expense of $1.1 million $712,000, respectively, and interest expense of $1.5 million and $289,000, respectively. The Company’s portion of JY-TV’s losses for fiscal years 2017 and 2016 was approximately $219,000 and $283,000, respectively.

As previously reported on Form 8-K dated February 20, 2018, JY-TV Associates, LLC, a Florida limited liability company (“JY-TV”) (“Seller”) and an entity one-third owned by HMG, completed the sale of its multi-family residential apartments located in Orlando, Florida pursuant to the previously reported Agreement of Sale (the “Agreement”) to Murano 240, LLC (as per an Assignment and Assumption of Agreement of Sale with Cardone Real Estate Acquisitions, LLC), a Delaware limited liability company and an unrelated entity (“Purchaser”). The final sales price was $50,150,000 and the sales proceeds were received in cash and payment of outstanding debt. The estimated gain on the sale to HMG is approximately $6.1 million before the incentive fee (or $6.00 per share).

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

The Adviser is majority owned by Mr. Wiener, the Company’s Chairman, CEO and President. Mr. Wiener is the Chairman of the Board, President and Chief Executive Officer of HMGA; and Carlos Camarotti is its Vice President - Finance and Assistant Secretary.

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

In August 2017, the shareholders approved the renewal of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2018 and expiring December 31, 2018, under the same terms as in 2017.

For the years ended December 31, 2017 and 2016, the Company incurred Adviser fees of approximately $703,000 and $726,000, respectively, of which $660,000 represented regular compensation for 2017 and 2016. In 2017 and 2016 Advisor fees include approximately $43,000 and $66,000 in incentive fee compensation, respectively.

The Adviser leases its executive offices from CII pursuant to a lease agreement. This lease agreement calls for base rent of $55,566 per year payable in equal monthly installments. Additionally, the Adviser is responsible for all utilities, certain maintenance, and security expenses relating to the leased premises. In 2017, the lease term was extended two years, expiring in December 2019.

Mr. Wiener is a 19% shareholder and the chairman and director of T.G.I.F. Texas, Inc., a 49% owned affiliate of CII. As of December 31, 2017, and 2016, T.G.I.F. had amounts due from CII in the amount of approximately $1,550,000 and $1,600,000, respectively. These amounts are due on demand and bear interest at the prime rate (4.5 % at December 31, 2017). All interest due has been paid.

As of December 31, 2017, and 2016, T.G.I.F. owns 10,200 shares of the Company’s common stock.

As of December 31, 2017, and 2016, T.G.I.F. had amounts due from Mr. Wiener in the amount of approximately $707,000. These amounts bear interest at the prime rate (4.5% at December 31, 2017) and principal and interest are due on demand. All interest due has been paid.

Mr. Wiener received consulting and director’s fees from T.G.I.F totaling approximately $29,000 and $25,000 for each of the years ended December 31, 2017 and 2016, respectively.

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

As previously reported, in January 2017 and 2016, the Company paid a cash dividend of approximately $501,000 and $517,000 (or $.50 per share) to shareholders of record as of December 29, 2016 and December 31, 2015, respectively. The dividends were a return of capital to shareholders. No dividends were declared for the year ended December 31, 2017.

As of December 31, 2017, the Company, excluding its taxable REIT subsidiary, CII, has an estimated tax net operating loss carryover (NOL) estimated at $1.4 million.

The Company’s 95%-owned taxable REIT subsidiary, CII, files a separate income tax return and its operations are not included in the REIT’s income tax return.

The Company accounts for income taxes in accordance with ASC Topic 740, “Accounting for Income Taxes”. ASC Topic 740 requires a Company to use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes only pertain to CII. As of December 31, 2017, and 2016, the Company has a net deferred tax liability of approximately $84,000 and $76,000, respectively, as a result of timing differences associated with the carrying value of the investment in affiliate (TGIF) and other investments. CII’s NOL carryover to 2018 is estimated at $989,000 and is fully reserved due to due to CII historically having tax losses.

The components of income before income taxes and the effect of adjustments to tax computed at the federal statutory rate for the years ended December 31, 2017 and 2016 were as follows:

	2017	2016
Loss before income taxes	$(294,000)	$(538,000)
Computed tax at federal statutory rate of 34%	$(100,000)	$(183,000)
State taxes	9,000	(16,000)
REIT related adjustments	152,000	199,000
Adjustment to valuation allowance	(152,000)	(149,000)
Revaluation of deferred items due to federal rate change	85,000	-
Other items, net	17,000	37,000
Provision for (benefit from) income taxes	$11,000	$(112,000)

The REIT related adjustments represent the difference between estimated taxes on undistributed income and/or capital gains and book taxes computed on the REIT’s income before income taxes, including tax on prohibited REIT income.

The provision for (benefit from) income taxes in the consolidated statements of comprehensive income consists of the following:

Year ended December 31,	2016	2017
Current:
Federal	$(2,000)	$28,000
State	5,000	-
	3,000	28,000
Deferred:
Federal	$168,000	$9,000
State	8,000	-
	176,000	9,000
Reduced valuation allowance	(168,000)	(149,000)
Total	$11,000	($112,000)

As of December 31, 2017, and 2016, the components of the deferred tax assets and liabilities are as follows:

	As of December 31, 2017 Deferred tax		As of December 31, 2016 Deferred tax
	Assets	Liabilities	Assets	Liabilities
Net operating loss carry forward	$223,000		$391,000
Excess of book basis of 49% owned corporation over tax basis		$281,000		$393,000
Unrealized gain on marketable securities	-	50,000	-	22,000
Excess of tax basis over book basis of other investments	247,000	-	339,000	-
Valuation allowance	(223,000)		(391,000)
Totals	$247,000	$331,000	$339,000	$415,000

11.	STOCK-BASED COMPENSATION

The Company’s 2011 Stock Option Plan (the Plan) provides for the grant of options to purchase up to 120,000 shares of the Company’s common stock to the officers and directors of the Company. The Plan expires on August 24, 2021.

The Company’s policy is to record stock compensation expense in accordance with ASC Topic 505-50, “Equity-Based Payments to Non-Employees”. Stock based compensation expense is recognized using the fair-value method for all awards. No stock options were granted, exercised or forfeited in the year ended December 31, 2017. There were 12,500 stock options granted during the year ended December 31, 2016.

For the year ended December 31, 2016 the Company granted 12,500 stock options to one officer and three directors. The exercise price of the options is equal to $9.31 per share, the market price of the stock on the date of grant. The options expire on June 29, 2021. The Company determined the fair value of its option awards using the Black-Scholes option pricing model. The following assumptions were used to value the options granted during the year ended December 31, 2016: 5 year expected life; expected volatility of approximately 39%; risk-free of .45% and annual dividend yield of 4%. The expected life for options granted during the period represents the period of time that options are to be outstanding based on the expiration date of the Plan. Expected volatilities are based upon historical volatility of the Company’s stock over a period equal to the 5-year expected life, from the date of grant.

The weighted average fair value for the 12,500 options granted during the year ended December 31, 2016 was $2.14 per share.

The Company’s non-employee stock compensation expense based on the fair value at the date of grant for stock options was approximately $26,000 for the year ended December 31, 2016 and is included in the results of operations in the condensed consolidated financial statements.

As of December 31, 2017, and 2016, there is no unrecognized non-employee stock compensation expense related to unvested stock options under the Plan.

A summary of the status of the Company’s stock option plan as of December 31, 2017 and 2016, and changes during the periods ending on those dates are presented below:

	As of December 31, 2017		As of December 31, 2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the period	12,500	$9.31	20,700	$17.54
Granted		-	12,500	$9.31
Exercised	-	-	-	-
Expired	-	-	(13,200)	16.77
Forfeited	-	-	(7,500)	18.89
Outstanding at the end of the period	12,500	$9.31	12,500	$9.31

Options exercisable at period-end	12,500	$9.31	12,500	$9.31
Weighted average fair value of options granted during the period	-	-	12,500	$2.14
Aggregate intrinsic value of outstanding and exercisable options at the end of the period	12,500	$64,000	12,500	$15,000

The following table summarizes outstanding and exercisable options as of December 31, 2017 and 2016:

Number Outstanding and exercisable	Weighted Average Strike Prices
12,500	$9.31

12.	SUBSEQUENT EVENT

As previously reported, on February 20, 2018, JY-TV Associates, LLC, a Florida limited liability company (“JY-TV”) (“Seller”) and an entity one-third owned by HMG, completed the sale of its multi-family residential apartments located in Orlando, Florida pursuant to the previously reported Agreement of Sale (the “Agreement”) to Murano 240, LLC (as per an Assignment and Assumption of Agreement of Sale with Cardone Real Estate Acquisitions, LLC), a Delaware limited liability company and an unrelated entity (“Purchaser”). The final sales price was $50,150,000 and the sales proceeds were received in cash and payment of outstanding debt. The estimated gain on the sale to HMG is approximately $6.1 million before the incentive fee (or $6.00 per share).

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

Management, including the Principal Executive and Principal Financial Officers, based on their evaluation of our internal control over financial reporting, has concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Item 9B. Other Information.

None.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance.

Listed below is certain information relating to the executive officers and directors of the Company:

Name and Office	Age	Principal Occupation and Employment other than With the Company During the Past Five Years - Other Directorships

Maurice Wiener; Chairman of the Board of Directors, Chief Executive Officer, President and Secretary	76	Chairman of the Board, Chief Executive Officer, President and Secretary of the Adviser; Executive Trustee, Transco; Director, T.G.I.F. Texas, Inc.

Carlos Camarotti; Vice President-Finance and Assistant Secretary	57	Vice President - Finance and Assistant Secretary of the Adviser. Vice President, Transco; Vice President, T.G.I.F. Texas, Inc.

Richard Wiener; Director	77	Practicing attorney - real estate and commercial transactions.

Charles Dusseau; Director	67	Managing Member of Lexington H.I. Partners. Founding Director and Vice Chairman of the Bank of Coral Gables

Alexander Arader; Director	62	Vice President of Stamford Mortgage Company. From 2005 to 2016, Managing Member of Arader & Associates, Stamford Connecticut.

All executive officers of the Company were elected to their present positions to serve until their successors are elected and qualified at the 2017 annual organizational meeting of directors immediately following the annual meeting of shareholders. All directors of the Company were elected to serve until the next annual meeting of shareholders and until the election and qualification of their successors.

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

Compensation of Directors. The following table summarizes compensation to existing directors for the year ended December 31, 2017:

Director	Annual Fee	Board Meeting Fee	Committee Meeting Fee	Total Compensation
Maurice Wiener	$17,000	$3,000	-	$20,000
Richard Wiener	12,000	3,000	3,000	18,000
Charles Dusseau	12,000	3,000	3,000	18,000
Alexander Arader	12,000	3,000	-	15,000
Totals	$53,000	$12,000	$6,000	$71,000

Annual director’s fees are paid at the beginning of each quarter and board and committee meeting fees are paid for each meeting a director attends. The annual fee for directors is $12,000 per year plus meeting fees $750 per meeting. For the year ended December 31, 2017 Maurice Wiener received $5,000, in director fees per year from Courtland Investments, Inc. included in the amounts above.

Outstanding Equity Awards to Executive Officers.

The following table summarizes all outstanding equity awards to the Company’s executive officers as of December 31, 2017.

Executive Officer	Number of Options	Exercise Price	Expiration Date
Carlos Camarotti	3,500	$9.31 per share	June 29, 2021

Stock Options.

The Company’s 2011 Stock Option Plan (the “Plan”), which was approved by the shareholders on August 25, 2011 provides for the grant of options to purchase up to 120,000 shares of the Company’s common stock to the officers and directors of the Company. In 2011 options were granted to all officers and directors to purchase an aggregate of 102,000 common shares at no less than 100% of the fair market value at the date of grant. Options are not transferable, and the Plan expires on August 25, 2021 or upon termination of employment, except to a limited extent in the event of retirement, disability or death of the grantee.

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

The following table summarizes activity in equity awards to the Company’s executive officers for the year ended December 31, 2017.

	Carlos Camarotti
	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2017	—	—
Granted	3,500	$9.31
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2017	3,500	$9.31

Options exercisable at period-end	3,500	$9.31
Weighted average fair value of options granted during the period
Aggregate intrinsic value of outstanding and exercisable options at the end of the period	3,500	$17,990

In March 2018, Mr. Camarotti exercised options to purchase 3,500 shares of HMG at $9.31 per share.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Set forth below is certain information concerning common stock ownership by directors, executive officers, directors and officers as a group, and holders of more than 5% of the outstanding common stock.

Name (6), (7)	Shares Owned by Named Persons & Members of His Family (1)		Additional Shares in Which the named Person Has, or Participates in, the Voting or Investment Power (2)		Total Shares & Percent of Class
Maurice Wiener	29,734		542,030	(3), (5)	571,764	56%

Carlos Camarotti	12,200	(4)			12,200	1%

Richard Wiener	3,000	(4)			3,000	* %

Charles Dusseau	3,000	(4)			3,000	* %
Alexander Arader	3,000	(4)			3,000	* %

All Directors and Officers as a Group	50,934	(4)	542,030	(3)	592,964	58%

Transco Realty Trust 1870 S. Bayshore Drive Coconut Grove, FL 33133	477,300	(5)			477,300	47%

Comprehensive Financial Planning, Inc. 3950 Fairlane Drive Dacula, GA 30019	135,752	(8)			135,752	13%

* less than 1%

(1)	Unless otherwise indicated, beneficial ownership is based on sole voting and investment power.

(2)	Shares listed in this column represent shares held by entities with which directors or officers are associated. Directors, officers and members of their families have no ownership interest in these shares.

(3)	This number includes the number of shares held by Transco Realty Trust (Transco) (477,300 shares), HMGA, Inc. (HMGA) (54,530 shares) and T.G.I.F. Texas, Inc. (T.G.I.F.) (10,200 shares). Mr. M. Wiener is a director of T.G.I.F. and a trustee of Transco.

(4)	This number includes options granted and outstanding under the 2011 Stock Option Plan. Options have been granted to Mr. Arader, 1,600. Reference is made to Item 11. Executive Compensation for further information about the 2011 Stock Option Plan.

(5)	Mr. Wiener holds approximately 55% of the stock of Transco and approximately 72% of HMGA Inc., and may therefore be deemed to be the beneficial owner of the shares of the Company held by Transco and HMGA Inc.

(6)	Except as otherwise set forth, the address for these individuals is 1870 South Bayshore Drive, Coconut Grove, Florida 33133.

(7)	No shares of stock of the executive officers and directors have been pledged as collateral.

(8)	Comprehensive Financial Planning, Inc. has shared investment power on all shares and sole voting power on all shares.

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

The Adviser.

The principal executive offices of the Company and the Adviser are located at 1870 South Bayshore Drive, Coconut Grove, Florida, 33133, in premises owned by the Company’s subsidiary CII and leased to the Adviser pursuant to a lease agreement originally dated December 1, 1999, and as renewed in 2009, 2014, 2015 and 2017. The lease provides for base rent of $55,566 per year payable in equal monthly installments during the current two-year term of the lease which expires on December 1, 2019 (as extended). The Adviser, as tenant, pays utilities, certain maintenance and security expenses relating to the leased premises.

As of December 31, 2017, and 2016 the Company owes the Adviser approximately $43,000 and $66,000, respectively, in incentive fee from capital gains.

CII.

The Company holds a demand note due from CII. The note bears interest at a fixed rate of 5% per annum, payable quarterly. The outstanding principal balance of the note was $1,000,000 as of December 31, 2017 and 2016, respectively. There were no principal repayments or advances relating to this note during 2017 and 2016. CII is a consolidated subsidiary of the Company and the note payable and related interest is eliminated in consolidation. The note is secured by a mortgage security agreement with the Company’s executive offices as collateral.

T.G.I.F.

As of December 31, 2017, and 2016 CII owed $1,550,000 and $1,600,000, respectively, to T.G.I.F. All advances between CII and T.G.I.F. are due on demand and bear interest at the prime rate (4.5% as of December 31, 2017). All interest due has been paid.

As of December 31, 2017, and 2015 T.G.I.F. had amounts due from Mr. Wiener of approximately $707,000. These amounts are due on demand and bear interest at the prime rate. All interest due has been paid. Mr. Wiener received consulting and director’s fees from T.G.I.F of approximately $29,000 and $25,000 for the years ended December 31, 2017 and 2016, respectively. Also, T.G.I.F. owns 10,200 shares of the Company which were purchased at market value on the date of purchase. In fiscal years 2017 and 2016 T.G.I.F. declared and paid a cash dividend of $.07 per share. CII’s portion of the dividends was approximately $193,000 each year.

Item 14. Principal Accountants Fees and Services.

The following table sets forth fees billed to the Company by the Company’s independent auditors for the year ended December 31, 2017 and December 31, 2016 for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance. The Audit Committee pre-approved all services rendered by the Company’s independent auditors.

Principal Accountant Fees and Services

For the fiscal year ended	December 31, 2017	December 31, 2016
Audit fees, including reviews of quarterly financial statements	$88,000	$80,000
Tax fees (consists of fees relating to tax compliance and planning)	65,000	60,000
Total Fees	$153,000	$140,000

Part IV.

Item 15. Exhibits and Financial Statement Schedules.

(a) Exhibits listed in the Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HMG/Courtland Properties, Inc.

March 29, 2018	by:	/s/ Maurice Wiener
Maurice Wiener
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Maurice Wiener	March 29, 2018
Maurice Wiener
Chairman of the Board, President and Secretary
Chief Executive Officer

/s/ Carlos Camarotti	March 29, 2018
Carlos Camarotti
Vice President – Finance
Principal Financial Officer

/s/ Richard Wiener	March 29, 2018
Richard Wiener, Director

/s/ Charles Dusseau	March 29, 2018
Charles Dusseau, Director

/s/ Alexander Arader	March 29, 2018
Alexander Arader, Director

EXHIBIT INDEX

Description

(3)	(a)	Certificate of Incorporation as amended	Incorporated by reference to Exhibit 3(a) to the 2010 Form 10-K.

	(b)	By-laws as amended and restated	Incorporated by reference to Exhibit 3(b) to the Form 8-K filed on March 16, 2016.

(10)	(a)	Amended and restated lease agreement between Grove Isle Associates, Ltd. and Westgroup Grove Isle Associates, Ltd. dated November 19, 1996.	Incorporated by reference to Exhibit 10(d) to the 1996 Form 10-KSB

	(b)	Master agreement between Grove Isle Associates, Ltd. Grove Isle Clubs Inc., Grove Isle Investments, Inc. and Westbrook Grove Isle Associates, Ltd. dated November 19, 1996.	Incorporated by reference to Exhibit 10(e) to the 1996 Form 10-KSB

	(c)	Agreement Re: Lease Termination between Grove Isle Associates, Ltd. and Grove Isle Club, Inc. dated November 19, 1996.	Incorporated by reference to Exhibit 10(f) to the 1996 Form 10-KSB

	(d)	Amended and restated agreement between NAF Associates and the Company, dated August 31, 1999.	Incorporated by reference to Exhibit 10(f) to the 1999 Form 10-KSB

	(e)	Amendment to Amended and restated lease agreement between Grove Isle Associates, Ltd. and Westgroup Grove Isle Associates, Ltd. dated December 1, 1999.	Incorporated by reference to Exhibit 10(g) to the 1999 Form 10-KSB

	(f)	Lease agreement between Courtland Investments, Inc. and HMG Advisory Corp. dated December 1, 1999.	Incorporated by reference to Exhibit 10(h) to the 1999 Form 10-KSB

	(g)	2000 Incentive Stock Option Plan of HMG/ Courtland Properties, Inc.	Incorporated by reference to Exhibit 10(h) to the 2001 Form 10-KSB

	(h)	Amended and Restated Advisory Agreement between the Company and HMG Advisory Corp. effective January 1, 2003.	Incorporated by reference to Exhibit 10(i) and 10(j) to the 2002 Form 10-KSB

	(i)	Second Amendment to Amended and restated lease agreement included herein between Grove Isle Associated, Ltd. and Westgroup Grove Isle Associates, Ltd. dated September 15, 2004	Incorporated by reference to Exhibit 10(i) to the 2004 Form 10-KSB

	(j)	Operating Agreement of Grove Spa, LLC dated September 15, 2004	Incorporated by reference to Exhibit 10(j) to the 2004 Form 10-KSB

	(k)	Sublease between Westgroup Grove Isle Associates, Ltd. and Grove Spa, LLC dated September 15, 2004	Incorporated by reference to Exhibit 10(k) to the 2004 Form 10-KSB Included herein.

	(l)	Purchase and Sale Agreement (“Acquisition of Monty’s”) between Bayshore Restaurant Management Corp. and Bayshore Landing, LLC dated August 20, 2004	Incorporated by reference to Exhibit 10(l) to the 2004 Form 10-KSB

	(m)	Ground Lease between City of Miami and Bayshore Landing, LLC dated August 20, 2004 and related document	Incorporated by reference to Exhibit 10(m) to the 2004 Form 10-KSB
38

	(n)	Loan Agreement between Wachovia Bank and Bayshore Landing, LLC dated August 20, 2004	Incorporated by reference to Exhibit 10(n) to the 2004 Form 10-KSB

	(o)	Operating Agreement of Bayshore Landing, LLC dated August 19, 2004	Incorporated by reference to Exhibit 10(o) to the 2004 Form 10-KSB

	(p)	Management Agreement for Bayshore Rawbar, LLC executed by RMI, LLC	Incorporated by reference to Exhibit 10(p) to the 2004 Form 10-KSB

	(q)	Management Agreement for Bayshore Rawbar, LLC executed by HMG Advisory Bayshore, Inc.	Incorporated by reference to Exhibit 10(q) to the 2004 Form 10-KSB

	(r)	Management and Leasing Agreement for Bayshore Landing, LLC executed by RCI Bayshore, Inc.	Incorporated by reference to Exhibit 10(r) to the 2004 Form 10-KSB

	(s)	Assignment and Assumption of Management Agreement by Noble House Grove Isle, Ltd. To GH-Grove Isle Management LLC And Consent by Grove Spa, LLC	Incorporated by reference to Exhibit 10(s) to the 2008 Form 10-K

	(t)	Third Amendment to Amended and Restated Lease Agreement	Incorporated by reference to Exhibit 10(t) to the 2008 Form 10-K

	(u)	Assignment and Assumption of Lease and Consent of Landlord	Incorporated by reference to Exhibit 10(u) to the 2008 Form 10-K

	(v)	Amendment to Operating Agreement of Grove Spa, LLC, A Delaware Limited Liability Company	Incorporated by reference to Exhibit 10(v) to the 2008 Form 10-K

	(w)	First Amendment to Management Agreement	Incorporated by reference to Exhibit 10(w) to the 2008 Form 10-K

	(x)	Interest Purchase Agreement by and among Courtland Investments, Inc., HMG/Courtland Properties, Inc. as Seller and Grove Isle Yacht and Tennis Club, Inc. and Grove Isle Associates LLLP, CII Spa, LLC, Grove Isle Investments, Inc. CII Yacht Club, Inc. and Grove Isle Yacht Club Associates – February 25, 2013	Incorporated by reference to Exhibit 99.1 to Form 8-K filed on February 25, 2013.

	(y)	Membership Interests Purchase Agreement (HMG to Christoph) by and among The Christoph Family Trusts, as Purchasers and HMG Bayshore, LLC, Courtland Bayshore Rawbar, LLC and Courtland Bayshore Restaurant, LLC as Sellers	Incorporated by reference to Exhibit 10(y) to Form 8-K filed on April 3, 2013.

	(z)	Amended and Restated Operating Agreement of JY-TV Associates LLC.	Incorporated by reference to Exhibit 10(z) to Form 10-Q filed on November 14, 2014.

	(aa)	Agreement of Sale between JY-TV Associates, LLC and Murano 240, LLC dated December 13, 2017, including First and Second Amendments to Agreement of Sale, dated December 28, 2017 and January 10, 2018, respectively, and Assignment and Assumption of Agreement of Sale	Incorporated by reference to Exhibit 10(aa) to Form 8-K filed on February 23, 2018.

(14)		Code of Ethics for Chief Executive Officer and Senior Financial Officers dated May 2003	Incorporated by reference to Exhibit 14 to the 2004 Form 10-KSB

(21)		Subsidiaries to the Company	Included herein.

(31)	(a)	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herein.

	(b)	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herein.

(32)	(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002	Included herein.

	(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002	Included herein.

