Form 10-Q
period 2018-03-31
HMG COURTLAND PROPERTIES INC
filed 2018-05-15
CIK 311817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,013,292 common shares were outstanding as of May 15, 2018.

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

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(UNAUDITED)
ASSETS
Investment properties, net of accumulated depreciation:
Office building and other commercial property	$860,292	$857,464
Total investment properties, net	860,292	857,464

Cash and cash equivalents	19,852,798	5,223,995
Investments in marketable securities	5,159,019	4,549,745
Other investments	6,056,778	6,412,120
Investment in affiliate	1,603,014	1,757,607
Loans, notes and other receivables	1,516,543	1,561,750
Investment in residential real estate partnership	374,186	1,685,978
Other assets	99,996	108,020
TOTAL ASSETS	$35,522,626	$22,156,679

LIABILITIES
Margin payable	$10,492,517	$267,198
Accounts payable, accrued expenses and other liabilities	118,855	119,171
Amounts Due to Adviser for incentive fee	608,210	43,279
Note payable to affiliate	1,340,000	1,550,000
Deferred income taxes payable	111,358	84,153
TOTAL LIABILITIES	12,670,940	2,063,801

STOCKHOLDERS' EQUITY
Excess common stock, $1 par value; 100,000 shares authorized: no shares issued	-	-
Common stock, $1 par value; 1,050,000 shares authorized, 1,046,393 and 1,035,493 shares issued as of March 31, 2018 and December 31, 2017, respectively	1,046,393	1,035,493
Additional paid-in capital	24,157,986	24,076,991
Less: Treasury shares at cost 33,101 shares	(340,281)	(340,281)
Undistributed gains from sales of properties, net of losses	55,149,410	52,208,753
Undistributed losses from operations	(57,403,984)	(57,120,990)
Total stockholders' equity	22,609,524	19,859,966
Noncontrolling interest	242,162	232,912
TOTAL EQUITY	22,851,686	20,092,878
TOTAL LIABILITIES AND EQUITY	$35,522,626	$22,156,679

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended
	March 31,
	2018	2017
REVENUES
Real estate rentals and related revenue	$18,092	$17,010
Total revenues	18,092	17,010

EXPENSES
Operating Expenses:
Rental and other properties	11,075	23,170
Adviser's base fee	165,000	165,000
General and administrative	84,643	80,168
Professional fees and expenses	102,252	79,865
Directors' fees and expenses	20,500	16,000
Depreciation expense	3,849	3,849
Interest expense	20,973	15,333
Total expenses	408,292	383,385

Loss before other income, income taxes and gain on sale of real estate	(390,200)	(366,375)

Net realized and unrealized (losses) gains from investments in marketable securities	(20,761)	126,512
Equity loss from operations of residential real estate partnership	(143,889)	(117,176)
Net income from other investments	217,703	278,616
Interest, dividend and other income	90,608	140,842
Total other income	143,661	428,794

(Loss) income before income taxes and gain on sale of real estate	(246,539)	62,419
Provision for income taxes	(27,205)	-
Net (loss) income before gain on sale of real estate	(273,744)	62,419

Gain on sale of real estate, net	5,473,887	-
Net Income	5,200,143	62,419

Gain from noncontrolling interest	(9,250)	(10,050)

Net income attributable to the Company	$5,190,893	$52,369

Weighted average common shares outstanding-basic and diluted	1,007,399	1,002,392
Net income per common share: Basic and diluted
Basic and diluted net income per share	$5.15	$0.05

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the Company	$5,190,893	$52,369
Adjustments to reconcile net income attributable to the Company to net cash used in operating activities:
Depreciation expense	3,849	3,849
Net income from other investments, excluding impairment losses	(217,703)	(278,616)
Equity loss from operations of residential real estate partnership	143,889	117,176
Equity (gain) from sale of residential real estate partnership, net	(5,473,887)	-
Net losses (gains) from investments in marketable securities	20,761	(126,512)
Net gain attributable to noncontrolling interest	9,250	10,050
Deferred income tax expense	27,205	-
Changes in assets and liabilities:
Other assets and other receivables	53,233	112,451
Accounts payable, accrued expenses and other liabilities	(43,594)	67,319
Total adjustments	(5,476,997)	(94,283)
Net cash used in operating activities	(286,104)	(41,914)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sales and redemptions of securities	993,516	1,928,958
Investments in marketable securities	(1,323,552)	(1,941,697)
Distribution from investment in residential real estate partnership	7,250,000	130,000
Distributions from other investments	579,304	568,029
Contributions to other investments	(344,953)	(152,737)
Proceeds from collections of mortgage loans and notes receivables	-	78,000
Distribution from affiliate	193,286	-
Purchases and improvements of properties	(6,677)	(660)
Net cash provided by investing activities	7,340,924	609,893

CASH FLOWS FROM FINANCING ACTIVITIES:
Margin borrowings (repayments)	10,225,318	(48,803)
Dividend paid	(2,533,230)	(501,196)
Repayment of note payable to affiliate	(210,000)	-
Proceeds from stock options exercised	91,895	-
Net cash provided by (used in) financing activities	7,573,983	(549,999)

Net increase in cash and cash equivalents	14,628,803	17,980

Cash and cash equivalents at beginning of the period	5,223,995	3,019,463

Cash and cash equivalents at end of the period	$19,852,798	$3,037,443

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interests	$21,000	$15,000
Cash paid during the year for income taxes	$-	$-

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2017. The balance sheet as of December 31, 2017 was derived from audited consolidated financial statements as of that date. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements include the accounts of HMG/Courtland Properties, Inc. (the "Company") and entities in which the Company owns a majority voting interest or controlling financial interest. All material transactions and balances with consolidated and unconsolidated entities have been eliminated in consolidation or as required under the equity method.

2.       RECENT ACCOUNTING PRONOUNCEMENTS

Refer to the consolidated financial statements and footnotes thereto included in the HMG/Courtland Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 2017 for recent accounting pronouncements. The Company does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

3.       INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities consist primarily of large capital corporate equity and debt securities in varying industries or issued by government agencies with readily determinable fair values. These securities are stated at market value, as determined by the most recent traded price of each security at the balance sheet date. Consistent with the Company's overall current investment objectives and activities its entire marketable securities portfolio is classified as trading. Accordingly, all unrealized gains (losses) on this portfolio are recorded in income. Included in investments in marketable securities is approximately $3.08 million and $2.96 million of large capital real estate investment trusts (REITs) as of March 31, 2018 and December 31, 2017, respectively.

Net realized and unrealized gain from investments in marketable securities for the three months ended March 31, 2018 and 2017 is summarized below:

	Three Months Ended March 31,
Description	2018	2017
Net realized loss from sales of securities	$(8,000)	$(18,000)
Unrealized net gain in trading securities	(13,000)	145,000
Total net gain from investments in marketable securities	$(21,000)	$127,000

For the three months ended March 31, 2018, net realized losses from sales of marketable securities of approximately $8,000 consisted of approximately $29,000 of gross losses net of $21,000 of gross gains. For the three months ended March 31, 2017, net realized losses from sales of marketable securities of approximately $18,000 consisted of approximately $84,000 of gross losses net of $66,000 of gross gains.

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

4.       INVESTMENT IN RESIDENTIAL REAL ESTATE PARTNERSHIP

As previously reported on Form 8-K dated February 20, 2018, JY-TV Associates, LLC, a Florida limited liability company (“JY-TV”) (“Seller”) and an entity one-third owned by HMG, completed the sale of its multi-family residential apartments located in Orlando, Florida pursuant to the previously reported Agreement of Sale (the “Agreement”) to Murano 240, LLC (as per an Assignment and Assumption of Agreement of Sale with Cardone Real Estate Acquisitions, LLC), a Delaware limited liability company and an unrelated entity (“Purchaser”). The final sales price was $50,150,000 and the sales proceeds were received in cash and payment of outstanding debt. The gain on the sale to HMG is approximately $5.5, net of the incentive fee. For the three months ended March 31, 2018 JY-TV reported a net income of approximately $17.9 million, which includes approximately $18.2 million in gain on sale of property, depreciation and amortization expense of $402,000, interest expense of $159,000 and write-off of certain prepaid and other assets upon the sale of property of approximately $147,000. The Company’s portion of JY-TV’s net income is approximately $5.9 million ($144,000 of loss from operations and $6.1 million in gain on sale of property (before the incentive fee). JY-TV made distributions totaling $21.75 million in February 2018. The Company’s portion of those distributions was $7.25 million. Final accounting and distribution from JY-TV is expected before the end of fiscal 2018.

For the three months ended March 31, 2017 JY-TV reported a net loss of approximately $352,000, which includes depreciation and amortization expense of $388,000 and interest expense of $317,000. The Company’s portion of that loss is approximately $117,000. In March 2017, JY-TV distributed $390,000 to its members. The Company’s portion of that distribution was $130,000.

5.       OTHER INVESTMENTS

As of March 31, 2018, the Company’s portfolio of other investments had an aggregate carrying value of approximately $6.1 million and we have committed to fund approximately $2.1 million as required by agreements with the investees. The carrying value of these investments is equal to contributions less distributions and loss valuation adjustments, if any.

During the three months ended March 31, 2018, we made cash contributions to other investments of approximately $345,000, consisting of $270,000 in follow on existing investment commitments and $75,000 in new investment in partnership owning diversified businesses.

During the three months ended March 31, 2018, we received cash distributions from other investments of approximately $579,000, including $404,000 from one investment in a partnership owning rental apartments in San Antonio, Texas which were sold in March 2018 at a gain to the Company of approximately $105,000. The other distributions were primarily from real estate and related investments. Also, in the first quarter of 2018 the Company’s investments in two private banks experienced mergers with publicly traded larger banks and we received stock in those publicly traded banks plus approximately $32,000 in cash. The cash portion was recorded as gain from other investments. The bank stock we received from the mergers is being held in our marketable securities portfolio at the carrying value of our original investment in the private banks with an unrealized gain of approximately $171,000 as of March 31, 2018.

Net income from other investments for the three months ended March 31, 2018 and 2017, is summarized below:

	2018	2017
Partnerships owning real estate & related	$132,000	$104,000
Partnerships owning diversified businesses	15,000	141,000
Investment in other (private bank)	32,000	-
Income from investment in affiliate T.G.I.F. Texas, Inc.	39,000	34,000
Total net income from other investments	$218,000	$279,000

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2018 and December 31, 2017, aggregated by investment category and the length of time that investments have been in a continuous loss position:

	As of March 31, 2018
	12 Months or Less		Greater than 12 Months				Total
Investment Description	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$137,000	$(26,000)		$-		$-	$138,000	$(24,000)
Partnerships owning diversified businesses investments	$479,000	$(20,000)	$		$		$365,000	$(25,000)
Total	$616,000	$(46,000)		$-		$-	$503,000	$(49,000)

	As of December 31, 2017
	12 Months or Less		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$138,000	$(24,000)	$-	$-	$138,000	$(24,000)

Total	$138,000	$(24,000)	$-	$-	$138,000	$(24,000)

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

In accordance with ASC Topic 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments there were no OTTI impairment valuation adjustments for the three months ended March 31, 2018 and 2017.

6.       FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC Topic 820, the Company measures cash and cash equivalents, marketable debt and equity securities at fair value on a recurring basis. Other investments are measured at fair value on a nonrecurring basis.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, using quoted prices in active markets for identical assets (Level 1) and significant other observable inputs (Level 2). For the periods presented, there were no major assets measured at fair value on a recurring basis which uses significant unobservable inputs (Level 3):

 Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurement at reporting date using
Description	Total March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Time deposits	$50,000	-	$50,000	$-
Money market mutual funds	1,404,000	1,404,000	-	-
US T-bills	17,893,000	17,893,000
Marketable securities:
Corporate debt securities	556,000	-	556,000	-
Marketable equity securities	4,603,000	4,603,000	-	-
Total assets	$24,506,000	$23,900,000	$606,000	$-

	Fair value measurement at reporting date using
Description	Total December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Time deposits	$352,000	$-	$352,000	$—
Money market mutual funds	1,633,000	1,633,000	—	—
US T-bills	2,935,000	2,935,000	—	—
Marketable securities:
Corporate debt securities	517,000	—	517,000	—
Marketable equity securities	4,033,000	4,033,000	—	—
Total assets	$9,470,000	$8,601,000	$869,000	$—

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

In March 2018, the Company paid a cash dividend of approximately $2.5 million (or $2.50 per share) to shareholders of record as of March 21, 2018. The dividend was a capital gain distribution to shareholders. No dividends were declared for the year ended December 31, 2017.

In January 2017, the Company paid a cash dividend of approximately $501,000 (or $.50 per share) to shareholders of record as of December 29, 2016. The dividend was a return of capital to shareholders. No dividends were declared for the year ended December 31, 2017.

The Company accounts for income taxes in accordance with ASC Topic 740, “Accounting for Income Taxes.” ASC Topic 740 requires a Company to use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes only pertain to CII. As of March 31, 2018, and December 31, 2017, the Company has recorded a net deferred tax liability of $111,000 and $84,000, respectively, primarily as a result of timing differences associated with the carrying value of the investment in affiliate (TGIF) and other investments. CII’s NOL carryover to 2018 is estimated at $989,000 million and has been fully reserved due to CII historically having tax losses.

The provision for income taxes in the consolidated statements of income consists of the following:

Three months ended March 31,	2018	2017
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	$32,000	$64,000
State	5,000	7,000
	37,000	71,000
Decreased valuation allowance	(10,000)	(71,000)
Total	$27,000	$-

The Company follows the provisions of ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC Topic 740 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2017. The Company’s federal income tax returns since 2014 are subject to examination by the Internal Revenue Service, generally for a period of three years after the returns were filed.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the consolidated financial statements as selling, general and administrative expense.

8.       STOCK OPTIONS

In January and March 2018 three directors and one officer exercised options to purchase a total of 10,900 shares at $9.31 per share (options to purchase 1,600 shares by one director were exchanged for new options via Stock Option Agreement re-load provision). Stock based compensation expense is recognized using the fair-value method for all awards. During the three months ended March 31, 2018 there were no options granted, expired or forfeited.

The following table summarizes stock option activity during the three months ended March 31, 2018:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Outstanding at January 1, 2018	12,500	$9.31
Exercised (including 1,600 shares exchanged via re-load option)	12,500	9.31
Forfeited	-	-
Expired unexercised	-	-
Granted (via re-load option)	1,600	15.30
Outstanding at March 31, 2018	1,600	$15.30

The following table summarizes information concerning outstanding and exercisable options as of March 31, 2018:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by shareholders	1,600	$15.30	47,608
Equity compensation plan not approved by shareholders	—	—	—
Total	1,600	$15.30	47,608

As of March 31, 2018, the stock options outstanding and exercisable had no intrinsic value.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The Company reported net income of approximately $5.19 million (or $5.15 per share) for the three months ended March 31, 2018. For the three months ended March 31, 2017 the Company reported net income of approximately $52,000 (or $.05 share).

REVENUES

Rentals and related revenues for the three months ended March 31, 2018 and 2017 were approximately $18,000 and $17,000, respectively and primarily consists of rent from the Advisor to CII for its corporate office.

Net realized and unrealized gain from investments in marketable securities:

Net realized and unrealized (loss) gain from investments in marketable securities for the three months ended March 31, 2018 and 2017 was approximately ($21,000) and $127,000, respectively. For further details, refer to Note 3 to Condensed Consolidated Financial Statements (unaudited).

Equity loss from operations in residential real estate partnership:

Equity loss from operations in residential real estate partnership for the three months ended March 31, 2018 and 2017 was approximately $144,000 and $117,000, respectively. For further details, refer to Note 4 to Condensed Consolidated Financial Statements (unaudited).

Net income from other investments:

Net income from other investments for the three months ended March 31, 2018 and 2017 was approximately $218,000 and $279,000, respectively. For further details, refer to Note 5 to Condensed Consolidated Financial Statements (unaudited).

Interest, dividend and other income for the three months ended March 31, 2018 as compared with the same period in 2017 decreased by approximately $50,000 (or 36%) primarily due to decreased dividend income.

EXPENSES

Rental and related expenses for the three months ended March 31, 2018 as compared with the same period in 2017 decreased by approximately $12,000 (or 52%) primarily due to decreased repairs and maintenance expenses of corporate offices.

Professional fees and expenses for the three months ended March 31, 2018 as compared with the same period in 2017 increased by approximately $22,000 (or 28%) primarily due to increased tax consulting fees.

EFFECT OF INFLATION:

Inflation affects the costs of holding the Company's investments. Increased inflation would decrease the purchasing power of our mainly liquid investments.

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES

The Company's material commitments primarily consist of a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of approximately $1.34 million due on demand, contributions committed to other investments of approximately $2.1 million due upon demand. The funds necessary to meet these obligations are expected from the proceeds from the sales of investments, distributions from investments and available cash.

MATERIAL COMPONENTS OF CASH FLOWS

For the three months ended March 31, 2018, net cash used in operating activities was approximately $286,000, primarily consisting of operating expenses.

For the three months ended March 31, 2018, net cash provided by investing activities was approximately $7.34 million. This consisted primarily of distributions from investment in residential real estate partnership of $7.25 million (mainly from the sales proceeds of the Orlando, Florida property), net proceeds from redemptions of marketable securities of $994,000, distributions from other investments of $579,000 and distribution from affiliate of $193,000. These sources of funds were partially offset by uses of cash consisting primarily of $1.3 million in purchases of marketable securities and $345,000 of contributions to other investments.

For the three months ended March 31, 2018, net cash provided by financing activities was approximately $7.57 million, consisting of margin borrowings of $10.23 million and $92,000 of proceeds from stock options exercised. These sources of funds were partially offset by a dividend payment of $2.53 million and repayment of note payable to affiliate of $210,000.

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

As previously reported, we have one current program to repurchase up to $600,000 of outstanding shares of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. This program was approved by our Board of Directors on June 30, 2016 and expires on June 29, 2021. As of March 31, 2018, the maximum dollar value of shares that may yet be purchased under the program is $259,719. During the three months ended March 31, 2018 there were no shares purchased as part of this publicly announced program.

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

HMG/COURTLAND PROPERTIES, INC.

Dated: May 15, 2018	/s/ Maurice Wiener
CEO and President

Dated: May 15, 2018	/s/Carlos Camarotti
Vice President- Finance and Controller
Principal Accounting Officer

