Form 10-Q
period 2018-06-30
HMG COURTLAND PROPERTIES INC
filed 2018-08-14
CIK 311817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2018

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐		(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act).

Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,013,292 Common shares were outstanding as of August 14, 2018.

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

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(UNAUDITED)
ASSETS
Investment properties, net of accumulated depreciation:
Office building and other commercial property	$869,563	$857,464
Total investment properties, net	869,563	857,464

Cash and cash equivalents	19,751,644	5,223,995
Investments in marketable securities	5,190,532	4,549,745
Other investments	5,656,380	6,412,120
Investment in affiliate	1,614,967	1,757,607
Loans, notes and other receivables	1,036,256	1,561,750
Investment in residential real estate partnership	99,186	1,685,978
Other assets	153,457	108,020
TOTAL ASSETS	$34,371,985	$22,156,679

LIABILITIES
Margin payable	$9,912,841	$267,198
Accounts payable, accrued expenses and other liabilities	114,093	119,171
Amounts due to Adviser for incentive fee	108,210	43,279
Note payable to affiliate	1,340,000	1,550,000
Deferred income taxes payable	117,732	84,153
TOTAL LIABILITIES	11,592,876	2,063,801

STOCKHOLDERS' EQUITY
Excess common stock, $1 par value; 100,000 shares authorized: no shares issued	-	-
Common stock, $1 par value; 1,050,000 shares authorized, 1,046,393 and 1,035,493 shares issued as of June 30, 2018 and December 31, 2017, respectively	1,046,393	1,035,493
Additional paid-in capital	24,157,986	24,076,991
Less: Treasury shares at cost 33,101 shares	(340,281)	(340,281)
Undistributed gains from sales of properties, net of losses	55,149,410	52,208,753
Undistributed losses from operations	(57,478,224)	(57,120,990)
Total stockholders' equity	22,535,284	19,859,966
Noncontrolling interest	243,825	232,912
TOTAL EQUITY	22,779,109	20,092,878
TOTAL LIABILITIES AND EQUITY	$34,371,985	$22,156,679

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
REVENUES
Real estate rentals and related revenue	$18,091	$18,830	$36,183	$35,840

EXPENSES
Operating expenses:
Rental and other properties	28,646	31,190	39,720	54,360
Adviser's base fee	165,000	165,000	330,000	330,000
General and administrative	35,498	37,336	120,141	117,504
Professional fees and expenses	19,040	27,309	121,292	107,173
Directors' fees and expenses	19,866	20,490	40,366	36,490
Depreciation and amortization	3,850	3,850	7,699	7,699
Interest expense	28,256	16,220	49,230	31,553
Total expenses	300,156	301,395	708,448	684,779

Loss before other income, income taxes and gain on sale of real estate	(282,065)	(282,565)	(672,265)	(648,939)

Net realized and unrealized gains from investments in marketable securities	45,223	104,141	24,462	230,653
Equity loss from operations of residential real estate partnership	-	(35,340)	(143,890)	(152,517)
Net income from other investments	72,705	69,589	290,408	348,205
Interest, dividend and other income	97,935	123,040	188,543	263,882
Total other income	215,863	261,430	359,523	690,223

(Loss) income before income taxes and gain on sale of real estate	(66,202)	(21,135)	(312,742)	41,284
Provision for income taxes	(6,374)	-	(33,579)	-
Net (loss) income before gain on sale of real estate	(72,576)	(21,135)	(346,321)	41,284

Gain on sale of real estate, net	-	-	5,473,887	-
Net (loss) income	(72,576)	(21,135)	5,127,566	41,284

(Gain) loss from non-controlling interest	(1,663)	120	(10,913)	(9,931)
Net (loss) income attributable to the company	$(74,239)	$(21,015)	$5,116,653	$31,353

Weighted average common shares outstanding-basic and diluted	1,013,292	1,002,392	1,010,362	1,002,392
Net (loss) income per common share:
Basic and diluted net (loss) income per share	$(0.07)	$(0.02)	$5.06	$0.03

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the Company	$5,116,653	$31,353
Adjustments to reconcile net income attributable to the Company to net cash used in operating activities:
Depreciation expense	7,699	7,699
Net income from other investments, excluding impairment losses	(290,408)	(348,205)
Equity (gain) on sale of residential real estate partnership	(5,473,887)	152,517
Equity loss from operations of residential real estate partnership	143,890	-
Net gains from investments in marketable securities	(24,462)	(230,653)
Net gain attributable to non-controlling interest	10,913	9,931
Deferred income tax expense	33,579	-
Changes in assets and liabilities:
Other assets and other receivables	5,026	81,914
Accounts payable, accrued expenses and other liabilities	(548,357)	(38,379)
Total adjustments	(6,136,007)	(365,176)
Net cash used in operating activities	(1,019,354)	(333,823)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sales and redemptions of securities	1,035,099	2,816,257
Investments in marketable securities	(1,351,425)	(2,631,149)
Distribution from investment in residential real estate partnership	7,525,000	130,000
Distributions from other investments	1,338,178	762,823
Contributions to other investments	(667,646)	(1,003,553)
Proceeds from collections of mortgage loans and notes receivables	500,000	-
Distribution from affiliate	193,286	78,000
Purchases and improvements of properties	(19,797)	(12,311)
Net cash provided by investing activities	8,552,695	140,067

CASH FLOWS FROM FINANCING ACTIVITIES:
Margin borrowings	9,645,643	81,376
Dividend paid	(2,533,230)	(501,196)
Repayment of note payable to affiliate	(210,000)
Proceeds from stock options exercised	91,895
Net cash provided by (used in) financing activities	6,994,308	(419,820)

Net increase (decrease) in cash and cash equivalents	14,527,649	(613,576)
Cash and cash equivalents at beginning of the period	5,223,995	3,019,463
Cash and cash equivalents at end of the period	$19,751,644	$2,405,887

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$49,000	$32,000
Cash paid during the period for income taxes	$-	$3,000

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2017. The balance sheet as of December 31, 2017 was derived from audited consolidated financial statements as of that date. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for future periods or the full year.

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

3. INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities consist primarily of large capital corporate equity and debt securities in varying industries or issued by government agencies with readily determinable fair values. These securities are stated at market value, as determined by the most recent traded price of each security at the balance sheet date. Consistent with the Company's overall current investment objectives and activities, its entire marketable securities portfolio is classified as trading. Accordingly, all unrealized gains (losses) on this portfolio are recorded in the condensed consolidated statements of income. Included in investments in marketable securities is approximately $3.09 million and $2.96 million of large capital real estate investment trusts (REITs) as of June 30, 2018 and December 31, 2017, respectively.

Approximate net realized and unrealized (loss) gain from investments in marketable securities for the three and six months ended June 30, 2018 and 2017 is summarized below:

	Three months ended June 30,		Six months ended June 30,
Description	2018	2017	2018	2017
Net realized gain (loss) from sales of securities	$4,000	$(71,000)	$(4,000)	$(89,000)
Unrealized net gain in trading securities	41,000	175,000	28,000	320,000
Total net gain from investments in marketable securities	$45,000	$104,000	$24,000	$231,000

For the three months ended June 30, 2018, net realized gain from sales of marketable securities was approximately $4,000 which approximately all consisted of gross gains. For the six months ended June 30, 2018, net realized loss from sales of marketable securities was approximately $4,000 and consisted of approximately $29,000 of gross losses net of $25,000 of gross gains.

For the three months ended June 30, 2017, net realized loss from sales of marketable securities was approximately $71,000 and consisted of approximately $98,000 of gross losses and $27,000 of gross gains. For the six months ended June 30, 2017, net realized loss from sales of marketable securities was approximately $89,000 and consisted of approximately $182,000 of gross losses net of $93,000 of gross gains.

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

4. INVESTMENT IN REAL ESTATE PARTNERSHIP

As previously reported on Form 8-K dated February 20, 2018, JY-TV Associates, LLC, a Florida limited liability company (“JY-TV”) (“Seller”) an entity one-third owned by HMG, completed the sale of its multi-family residential apartments located in Orlando, Florida pursuant to the previously reported Agreement of Sale (the “Agreement”) to Murano 240, LLC (as per an Assignment and Assumption of Agreement of Sale with Cardone Real Estate Acquisitions, LLC), a Delaware limited liability company, an unrelated entity (“Purchaser”). The final sales price was $50,150,000 and the sales proceeds were received in cash and payment of outstanding debt. The gain on the sale to HMG is approximately $5.5 million, net of the incentive fee.

For the six months ended June 30, 2018 JY-TV reported a net income of approximately $17.9 million, which includes approximately $18.2 million in gain on sale of property, depreciation and amortization expense of $402,000, interest expense of $159,000 and write-off of certain prepaid and other assets upon the sale of property of approximately $147,000. The Company’s portion of JY-TV’s net income is approximately $5.9 million ($144,000 of loss from operations and $6.1 million in gain on sale of property (before the $608,000 incentive fee). JY-TV made distributions totaling $21.75 million in February 2018. The Company’s portion of those distributions was $7.25 million. In June 2018 JY-TV made another distribution of $825,000, of which the Company’s portion was $275,000. Final accounting and distribution from JY-TV is expected before the end of fiscal 2018.

For the six months ended June 30, 2017 JY-TV reported a net loss of approximately $457,000, which includes depreciation and amortization expense of $777,000 and interest expense of $573,000. The Company’s portion of that loss is approximately $153,000. In March 2017, JY-TV distributed $390,000 to its members. The Company’s portion of that distribution was $130,000.

5. OTHER INVESTMENTS

As of June 30, 2018, the Company’s portfolio of other investments had an aggregate carrying value of approximately $5.6 million and we have committed to fund additional amounts of approximately $2.0 million as required by agreements with the investees. The carrying value of these investments is equal to contributions less distributions and loss valuation adjustments, if any.

During the six months ended June 30, 2018, we made cash contributions to other investments of approximately $668,000, consisting of $393,000 in follow on existing investment commitments and $275,000 in two new investments in a partnership owning real estate in Orlando, Florida for $200,000 and a partnership owning diversified businesses of $75,000.

During the six months ended June 30, 2018, we received cash distributions from other investments of approximately $1.3 million. These distributions included approximately $475,000 (net of 10% holdback pending year end audit of partnership) received in June 2018 from the redemption of an investment in a partnership owning investment contracts which resulted in a loss of less than $1,000, $404,000 from one investment in a partnership owning rental apartments in San Antonio, Texas which were sold in March 2018 at a gain to the Company of approximately $105,000, and $106,000 in distributions from an on-going investment in a power and energy partnership. The other distributions were primarily from real estate and related investments. Also, in the first quarter of 2018 the Company’s investments in two private banks experienced mergers with publicly traded larger banks and we received stock in those publicly traded banks plus approximately $34,000 in cash. The cash portion was recorded as gain from other investments. The bank securities we received from the mergers are being held in our marketable securities portfolio at the carrying value equal to our original investment in the private banks (with an unrealized gain of approximately $168,000 as of June 30, 2018).

Net income from other investments for the three and six months ended June 30, 2018 and 2017, is approximately as follows:

	Three months ended June 30,		Six months ended June 30,
Description	2018	2017	2018	2017
Partnerships owning real estate and related	$32,000	$24,000	$164,000	$127,000
Partnerships owning diversified businesses	27,000	37,000	42,000	179,000
Other (bank stocks)	2,000		34,000
Income from investment in 49% owned affiliate (T.G.I.F. Texas, Inc.)	12,000	8,000	51,000	42,000
Total net income from other investments	$73,000	$69,000	$291,000	$348,000

The following tables present approximate gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2018 and December 31, 2017, aggregated by investment category and the length of time that investments have been in a continuous loss position:

	As of June 30, 2018
	12 Months or Less		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$-	$-	$121,000	$(42,000)	$121,000	$(42,000)
Total	$-	$-	$121,000	$(42,000)	$121,000	$(42,000)

	As of December 31, 2017
	12 Months or Less		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$138,000	$(24,000)	$-	$-	$138,000	$(24,000)
Total	$138,000	$(24,000)	$-	$-	$138,000	$(24,000)

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

There were no impairment valuation adjustments for the three and six months ended June 30, 2018 and 2017.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC Topic 820, the Company measures cash and cash equivalents and marketable debt and equity securities at fair value on a recurring basis. Other investments are measured at fair value on a nonrecurring basis.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, using quoted prices in active markets for identical assets (Level 1) and significant other observable inputs (Level 2). For the periods presented, there were no major assets measured at fair value on a recurring basis where significant unobservable inputs were used (Level 3):

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurement at reporting date using
Description	Total June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Time deposits	$50,000	-	$50,000	$-
Money market mutual funds	1,747,000	1,747,000	-	-
US T-Bills	16,884,000	16,884,000
Marketable securities:
Corporate debt securities	534,000	-	534,000	-
Marketable equity securities	4,657,000	4,657,000	-	-
Total assets	$23,872,000	$23,288,000	$584,000	$-

	Fair value measurement at reporting date using
Description	Total December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Time deposits	$352,000	$-	$352,000	$-
Money market mutual funds	1,633,000	1,633,000	-	-
US T-Bills	2,935,000	2,935,000	-
Marketable securities:
Corporate debt securities	517,000	-	517,000	-
Marketable equity securities	4,033,000	4,033,000	-	-
Total assets	$9,470,000	$8,601,000	$869,000	$-

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

The deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes only pertain to CII. As of June 30, 2018, and December 31, 2017, the Company has recorded a net deferred tax liability of approximately $118,000 and $84,000, respectively, primarily as a result of timing differences associated with the carrying value of the investment in affiliate (TGIF) and other investments. CII’s NOL carryover to 2018 is estimated at $989,000, the estimated tax benefits of which have been fully reserved due to CII historically having tax losses.

The provision for income taxes in the consolidated statements of comprehensive income consists of the following:

Six months ended June 30,	2018	2017
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	$39,000	$59,000
State	6,000	7,000
	45,000	66,000
Decreased valuation allowance	(11,000)	(66,000)
Total	$34,000	$-

8. STOCK OPTIONS

In January and March 2018 three directors and one officer exercised options to purchase a total of 10,900 shares at $9.31 per share (options to purchase 1,600 shares by one director were exchanged for new options via Stock Option Agreement re-load provision). Stock based compensation expense is recognized using the fair-value method for all awards. During the six months ended June 30, 2018 there were no options granted, expired or forfeited.

The following table summarizes stock option activity during the six months ended June 30, 2018:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Outstanding at January 1, 2018	12,500	$9.31
Exercised (including 1,600 shares exchanged via re-load option)	12,500	9.31
Forfeited	-	-
Expired unexercised	-	-
Granted (via re-load option)	1,600	15.30
Outstanding at June 30, 2018	1,600	$15.30

The following table summarizes information concerning outstanding and exercisable options as of June 30, 2018:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by shareholders	1,600	$15.30	47,608
Equity compensation plan not approved by shareholders	—	—	—
Total	1,600	$15.30	47,608

As of June 30, 2018, the stock options outstanding and exercisable had no intrinsic value.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The Company reported a net loss of approximately $74,000 ($0.07 per share) for the three months ended June 30, 2018, and net income of approximately $5.1 million ($5.06 per share) for the six months ended June 30, 2018. For the three months ended June 30, 2017, we reported a net loss of $21,000 ($0.02 per share) and for the six months ended June 30, 2017 we reported net income of $31,000 ($0.03 per share).

REVENUES

Rentals and related revenues for the three and six months ended June 30, 2018 were approximately $18,000 and $36,000, respectively and primarily consists of rent from the Advisor to CII for its corporate office. For the three and six months ended June 30, 2017 rental and related revenues were $19,000 and $36,000, respectively.

Net realized and unrealized gain from investments in marketable securities:

Net realized (loss) gain from investments in marketable securities for the three and six months ended June 30, 2018 was approximately ($4,000) and $4,000, respectively. Net realized (loss) from investments in marketable securities for the three and six months ended June 30, 2017 was approximately ($71,000) and ($89,000), respectively. Unrealized net gain from investments in marketable securities for the three and six months ended June 30, 2018 was approximately $41,000 and $28,000, respectively. Unrealized net gain from investments in marketable securities for the three and six months ended June 30, 2017 was approximately $175,000 and $320,000, respectively. For further details refer to Note 3 to Condensed Consolidated Financial Statements (unaudited).

Equity loss in residential real estate partnership:

Equity loss from operations in residential real estate partnership for the six months ended June 30, 2018 was approximately $144,000. Equity loss from operations in residential real estate partnership for the six months ended June 30, 2017 was approximately $35,000 and $152,000, respectively. For further details, refer to Note 4 to Condensed Consolidated Financial Statements (unaudited).

Net income from other investments:

Net income from other investments for the three and six months ended June 30, 2018 was approximately $73,000 and $291,000, respectively. Net income from other investments for the three and six months ended June 30, 2017 was approximately $69,000 and $348,000, respectively. For further details refer to Note 5 to Condensed Consolidated Financial Statements (unaudited).

Interest, dividend and other income:

Interest, dividend and other income for the three and six months ended June 30, 2018 was approximately $98,000 and $188,000, respectively. Interest, dividend and other income for the three and six months ended June 30, 2017 was approximately $123,000 and $264,000, respectively. The decreases in the three and six-month comparable periods was primarily due to decreased dividend income.

EXPENSES

Interest expense for the three and six months ended June 30, 2018 as compared with the same periods in 2017 increased by approximately $12,000 (74%) and $18,000 (56%), respectively. The increases in the three and six- month comparable periods were primarily due to increase margin borrowings and increased interest rates.

EFFECT OF INFLATION:

Inflation affects the costs of holding the Company's investments. Increased inflation would decrease the purchasing power of our mainly liquid investments.

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES

The Company's material commitments primarily consist of a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of approximately $1.34 million due on demand and contributions committed to other investments of approximately $2.0 million due upon demand. The $9.9 million in margin is related to the purchase of US T-bills at quarter end. The T-bills were sold in July 2018 and the margin was repaid. The purchase of T-bills at quarter end is for the purposes of qualifying for the REIT asset test. The funds necessary to meet the other obligations are expected from the proceeds from the sales of investments, distributions from investments and available cash.

MATERIAL COMPONENTS OF CASH FLOWS

For the six months ended June 30, 2018, net cash used in operating activities was approximately $1.0 million, primarily consisting of operating expenses and $500,000 partial payment of the incentive fee due to the Advisor.

For the six months ended June 30, 2018, net cash provided by investing activities was approximately $8.55 million. This consisted primarily of distributions from investment in residential real estate partnership of $7.525 million (mainly from the sales proceeds of the Orlando, Florida property), net proceeds from redemptions of marketable securities of $1.03 million, distributions from other investments of $1.34 million, proceeds from collection of mortgage loan receivable of $500,000 and distribution from affiliate of $193,000. These sources of funds were partially offset by uses of cash consisting primarily of $1.35 million in purchases of marketable securities and $668,000 of contributions to other investments.

For the six months ended June 30, 2018, net cash provided by financing activities was approximately $6.99 million, consisting of margin borrowings of $9.643 million and $92,000 of proceeds from stock options exercised. These sources of funds were partially offset by a dividend payment of $2.53 million and repayment of note payable to affiliate of $210,000.

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

As previously reported, we have one current program to repurchase up to $600,000 of outstanding shares of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. This program was approved by our Board of Directors on June 30, 2016 and expires on June 29, 2021. As of June 30, 2018, the maximum dollar value of shares that may yet be purchased under the program is $259,719. During the six months ended June 30, 2018 there were no shares purchased as part of this publicly announced program.

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

HMG/COURTLAND PROPERTIES, INC.

Dated: August 14, 2018	/s/ Maurice Wiener
CEO and President

Dated: August 14, 2018	/s/ Carlos Camarotti
CFO and Vice President

