Form 10-K
period 2018-12-31
HMG COURTLAND PROPERTIES INC
filed 2019-03-28
CIK 311817

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant (excludes shares of voting stock held by directors, executive officers and beneficial owners of more than 10% of the Registrant’s voting stock; however, this does not constitute an admission that any such holder is an “affiliate” for any purpose) based on the closing price of the stock as traded on the NYSE Amex Exchange on the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2018) was $6,071,006. The number of shares outstanding of the issuer’s common stock, $1 par value as of the latest practicable date: 1,013,292 shares of common stock, $1 par value, as of March 28, 2019.

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

The Company’s portfolio of REIT marketable securities consists primarily of preferred equity of large capital publicly traded REITs with a market value of approximately $1.76 million as of December 31, 2018.

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

Investment in Affiliate.

The Company’s investment in affiliate consists of a 49% equity interest in T.G.I.F. Texas, Inc. (“TGIF”). TGIF was incorporated in Texas and operates solely from the Company’s corporate office in Miami, Florida. The Company’s CEO, Maurice Wiener, is also the CEO of TGIF. Its assets consist primarily of promissory notes receivable from its shareholders including CII and Mr. Wiener and other investments including marketable debt and equity securities. This investment’s carrying value as of December 31, 2018 and 2017 was approximately $1.6 million and $1.8 million, respectively. CII’s note payable to TGIF which is due on demand was approximately $1.3 million and $1.5 million as of December 31, 2018 and 2017, respectively. Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Insurance, Environmental Matters and Other:

In the opinion of management, all significant real estate assets of the Company are adequately covered by insurance or are self-insured.

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

On October 17, 2018, the Company received approval from the Vermont Department Environmental Conservation (VTDEC) of its corrective action plan relating to the remediation plan. The estimated costs to remediate the property is $458,000. The Company owns approximately 70% of the property and we have recorded as expense our portion, $319,000, of the anticipated remediation costs as of December 31, 2018. The remediation work is expected to begin in the summer of 2019.

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

On June 28, 2018, the shareholders of the Company approved the renewal of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2019 and expiring December 31, 2019.

The Adviser is majority owned by Mr. Wiener. The officers and directors of the Adviser are as follows: Maurice Wiener, Chairman of the Board, Chief Executive officer and President and Carlos Camarotti, Vice President - Finance and Assistant Secretary.

Advisory Fees. For the years ended December 31, 2018 and 2017, the Company and its subsidiaries incurred Adviser fees of approximately $1,300,000 and $703,000, respectively. This consisted of $660,000 in regular compensation for 2018 and 2017, and $640,000 and $43,000 in incentive fee compensation for 2018 and 2017, respectively.

Item 2. Description of Property.

Executive offices (Coconut Grove, Florida). The principal executive offices of the Company and the Adviser are located at 1870 South Bayshore Drive, Coconut Grove, Florida, 33133, in premises owned by the Company’s subsidiary CII and is primarily leased to the Adviser pursuant to a lease agreement originally dated December 1, 1999. In December 2018, the lease was renewed for one year with two one-year extension options with an increase in rent of 5% per year. The lease (as extended) provides for base rent of $58,344 per year beginning on December 1, 2018 and payable in equal monthly installments during the term of the lease which expires on December 1, 2019. The Adviser, as tenant, pays utilities, certain maintenance and security expenses relating to the leased premises.

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

Part II.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

The high and low per share closing sales prices of the Company’s stock on the NYSE Exchange (ticker symbol: HMG) for each quarter during the past two years were as follows:

	High	Low
March 31, 2018	$18.45	$12.59
June 30, 2018	$15.40	$12.64
September 30, 2018	$15.65	$13.88
December 31, 2018	$14.75	$13.60

March 31, 2017	$11.38	$10.15
June 30, 2017	$11.45	$10.49
September 30, 2017	$12.00	$10.35
December 31, 2017	$14.45	$10.60

On December 14, 2018 the Company declared a capital gain dividend of $0.50 per share which was payable on January 9, 2019 to all shareholders of record as of December 28, 2018.

On March 7, 2018 the Company declared a capital gain dividend of $2.50 per share which was payable on March 30, 2018 to all shareholders of record as of March 21, 2018.

There were no dividends declared for the year ended December 31, 2017.

On December 19, 2016 the Company declared a return of capital dividend of $.50 per share which was paid on January 9, 2017 to all shareholders of record as of December 29, 2016.

The Company’s policy has been to pay dividends as are necessary for it to qualify for taxation as a REIT under the Internal Revenue Code.

As of March 8, 2019, there were approximately 456 shareholders of record of the Company’s common stock.

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

The following table summarizes stock option activity during the year ended December 31, 2018:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Outstanding at January 1, 2018	12,500	$9.31
Exercised (including 1,600 shares exchanged via re-load option)	(12,500)	(9.31)
Forfeited	-	-
Expired unexercised	-	-
Granted (via re-load option)	1,600	15.30
Outstanding at December 31, 2018	1,600	$15.30

As of December 31, 2018, the options outstanding and exercisable had no intrinsic value.

The following table summarizes stock option activity during the year ended December 31, 2017:

Weighted
Average
	Options	Exercise
	Outstanding	Price
Outstanding at January 1, 2017	12,500	$9.31
Forfeited	-	-
Expired unexercised	-	-
Granted	-	-
Outstanding at December 31, 2017	12,500	$9.31

As previously reported on December 14, 2018, HMG announced that its Board of Directors has authorized the purchase of up to $500,000 of HMG common stock on the open market or through privately negotiated transactions. The program will be in place through December 31, 2021. During the years ended December 31, 2018 and 2017, there were no shares purchased as part of this publicly announced program.

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

Other Investments. The Company’s other investments consist primarily of nominal equity interests in various privately-held entities, including limited partnerships whose purpose is to invest venture capital funds in growth-oriented enterprises. The Company does not have significant influence over any investee and the Company’s investment typically represents less than 3% of the investee’s ownership. These investments generally do not meet the criteria of accounting under the equity method and are carried at cost less distributions and other than temporary unrealized losses. These investments do not have available quoted market prices, so we must rely on valuations and related reports and information provided to us by those entities for the purposes of determining other-than-temporary declines. These valuations are by their nature subject to estimates which could change significantly from period to period. The Company regularly reviews the underlying assets in its other investment portfolio for events, that may indicate the investment has suffered other-than-temporary decline in value including. These events include but are not limited to bankruptcies, closures and declines in estimated fair value. When a decline is deemed other-than-temporary, we permanently reduce the cost basis component of the investments to its estimated fair value, and the loss is recorded as a component of income from other investments. As such, any recoveries in the value of the investments will not be recognized until the investments are sold.

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

Results of Operations:

For the year ended December 31, 2018, the Company reported net income of approximately $4.1 million ($4.07 per share). For the year ended December 31, 2017, the Company reported a net loss of approximately $314,000 ($0.31 per share).

Revenues:

Total revenues for the years ended December 31, 2018 and 2017 were approximately $73,000 and $68,000, respectively. This is primarily comprised of rental revenue from the leasing of the corporate offices to the Adviser.

Expenses:

Total expenses for the year ended December 31, 2018 as compared to that of 2017 increased by approximately $227,000 (or 15%).

Operating expenses of rental and other properties increased by approximately $232,000 (or 116%). This increase was primarily relating to the projected costs to remediate the Company’s Montpelier, Vermont property as previously disclosed in Form 10-Q for the period ended September 30, 2018. This increase in expenses was partially offset by decreased repairs and maintenance at the Company’s corporate headquarters in Miami, Florida.

General and administrative expenses for the year ended December 31, 2018 as compared to that of 2017 decreased by approximately $36,000 (or 14%) primarily due to decreased dues and subscriptions incurred by Courtland Investments, Inc.

Interest expense for the year ended December 31, 2018 as compared to that of 2017 increased by approximately $20,000 (or 30%) primarily due to increased broker margin balances and increased interest rates.

Other Income:

Net realized and unrealized gains from investments in marketable securities:

Net gain (loss) from investments in marketable securities, including marketable securities distributed by partnerships in which the Company owns minority positions, for the years ended December 31, 2018 and 2017, is as follows:

	2018	2017
Net realized gain from sales of marketable securities	$51,000	$62,000
Net unrealized (loss) gain from marketable securities	(454,000)	199,000
Total net (loss) gain from investments in marketable securities	$(403,000)	$261,000

Net realized gain from sales of marketable securities consisted of approximately $240,000 of gains net of $189,000 of losses for the year ended December 31, 2018. The comparable amounts in fiscal year 2017 were approximately $364,000 of gains net of $302,000 of losses.

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

For the year ended December 31, 2018 (through the date of sale) JY-TV Associates LLC reported a net loss from operations of approximately $411,000, which includes depreciation and amortization expense of $447,000 and interest expense of $159,000. The Company’s portion of the 2018 loss from operations was approximately $137,000. For the year ended December 31, 2017 JY-TV Associates LLC reported a net loss of approximately $671,000, which includes depreciation and amortization expense of $1,556,000 and interest expense of $1,123,000. The Company’s portion of the 2017 loss was approximately $224,000.

Income from other investments is summarized below (excluding other than temporary impairment losses):

	2018	2017
Partnerships owning real estate and related investments (a)	$217,000	$224,000
Venture capital funds – diversified businesses (a)	63,000	270,000
Venture capital funds – technology businesses	34,000	27,000
Investment in 49% owned affiliate and other (b)	74,000	70,000
Total income from other investments	$388,000	$591,000

(a) The gains in 2018 and 2017 consist of various cash distributions from investments owning diversified businesses and real estate and related investments which made cash distributions from the sale or refinancing of operating companies or properties.

(b) This gain represents income from the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”). In 2018 and 2017 TGIF declared and paid a cash dividend of which the Company’s portion was approximately $193,000 each year. These dividends were recorded as reduction in the investment carrying value as required under the equity method of accounting for investments.

Other than temporary impairment (“OTTI”) losses from other investments:

There were no OTTI losses for the year ended December 31, 2018 and 2017.

Income or loss from other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s net earnings. However, the amount of investment gain or loss from other investments for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

Interest, dividend and other income

Interest, dividend and other income for the year ended December 31, 2018 as compared with 2017 decreased by approximately $86,000 (or 18%). This was primarily due to a decreased dividend income as a result of the sale of the majority of our REIT common equity marketable securities in July 2017.

Benefit from (provision for) income taxes:

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

The benefit from income taxes for the year ended December 31, 2018 was approximately $39,000 and is primarily attributable to deferred tax benefit relating to CII. The provision for income taxes for the year ended December 31, 2017 was approximately $11,000 and was primarily attributable to deferred tax expense of $14,000 less current federal tax benefit of $3,000 relating to estimated tax payment applied to future taxes due to no prohibited REIT income tax due in 2017.

As of December 31, 2018, the Company, excluding its taxable REIT subsidiary, CII, is expected to utilize approximately $1.7 million in tax net operating loss carryover (NOL) generated from 2017 and prior years.

The Company’s 95%-owned taxable REIT subsidiary, CII, files a separate income tax return and its operations are not included in the REIT’s income tax return.

For CII, the Company follows the liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amount and the tax basis of assets and liabilities at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. As a result of timing differences associated with the carrying value of other investments, unrealized gains and losses of marketable securities, depreciable assets and the future benefit of a net operating loss, as of December 31, 2018, and 2017 the Company has recorded a net deferred tax liability of $48,000 and $84,000, respectively.

As of December 31, 2018, CII has an estimated NOL of approximately $893,000 which has been fully reserved due to CII historically having tax losses.

Effect of Inflation.

Inflation affects the costs of maintaining the Company’s investments.

Liquidity, Capital Expenditure Requirements and Capital Resources.

The Company’s material commitments primarily consist of a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of approximately $1.3 million due on demand (see Item 13. Certain Relationships and Related Transactions and Director Independence), and contributions committed to other investments of approximately $1 million due upon demand. The $9.86 million in margin is primarily related to the purchase of US T-bills at quarter end. The T-bills were sold in January 2019 and the related margin was repaid. The purchase of T-bills at each fiscal quarter end is for the purposes of qualifying for the REIT asset test. The funds necessary to meet the other obligations are expected from the proceeds from the sales of investments, distributions from investments and available cash and equivalents ($19.7 million at December 31, 2018).

A summary of the Company’s contractual cash obligations at December 31, 2018 is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Note payable	$1,340,000	$1,340,000	—	—	—
Other investments commitments	1,039,000	1,039,000	—	—	—
Total	$2,379,000	$2,379,000	—	—	—

The timing of amounts due under commitments for other investments is determined by the managing partners of the individual investments.

Material Changes in Operating, Investing and Financing Cash Flows.

The Company’s cash flows are generated primarily from its dividends, interest and sales proceeds of marketable securities, distributions from investments and borrowings.

For the year ended December 31, 2018, net cash used in operating activities was approximately $1,722,000, primarily consisting of net loss before income taxes and other income of approximately $1,617,000, plus interest, dividends and other income of approximately $387,000 less changes in assets and liabilities of approximately $407,000.

For the year ended December 31, 2018, net cash provided by investing activities was approximately $9.3 million and consisted primarily of proceeds from the sale of multi-family residential real estate in Orlando, Florida of $7.6 million, net proceeds from the sale of marketable securities of $2.9 million, distributions from other investments of $1.5 million, proceeds from collections of mortgage loans of $500,000 and a dividend from TGIF of $193,000. These sources of funds were partially offset by $1.5 million of purchases of marketable securities, $1.4 million of contributions to other investments and additions to mortgage loans and notes receivable of $750,000.

For the year ended December 31, 2018, net cash provided by financing activities was approximately $6.9 million and consisted primarily of margin borrowings to purchase US T-bills at the end of each fiscal quarter of approximately $9.6 million and proceeds from the exercise of stock options by directors and officer of approximately $92,000. These sources of funds were partially offset by dividend paid of approximately $2.5 million and $210,000 of repayment of note payable to TGIF.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable to the Company.

11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of HMG/Courtland Properties, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of HMG/Courtland Properties, Inc. (a Delaware corporation) and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Cherry Bekaert LLP
Coral Gables, Florida
March 28, 2019

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2018 AND 2017

	December 31,	December 31,
	2018	2017
ASSETS
Investment properties, net of accumulated depreciation:
Office building and other commercial property	$875,198	$857,464
Total investment properties, net	875,198	857,464

Cash and cash equivalents	19,738,174	5,223,995
Investments in marketable securities	3,075,718	4,549,745
Other investments	6,039,456	6,412,120
Investment in affiliate	1,637,985	1,757,607
Loans, notes and other receivables	1,796,926	1,561,750
Investment in residential real estate partnership	6,187	1,685,978
Other assets	267,290	108,020
TOTAL ASSETS	$33,436,934	$22,156,679

LIABILITIES
Note payable to affiliate	$1,340,000	$1,550,000
Margin payable	9,857,918	267,198
Dividends payable	506,646	-
Accounts payable, accrued expenses and other liabilities	370,632	119,171
Amounts due to the Adviser for incentive fee	40,426	43,279
Deferred income tax payable	47,888	84,153

TOTAL LIABILITIES	12,163,510	2,063,801

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Excess common stock, $1 par value; 100,000 shares authorized: no shares issued	—	—
Common stock, $1 par value; 1,050,000 shares authorized, 1,046,393 and 1,035,493 shares issued as of December 31, 2018 and December 31, 2017, respectively	1,046,393	1,035,493
Additional paid-in capital	24,157,986	24,076,991
Less: Treasury shares at cost 33,101 shares	(340,281)	(340,281)
Undistributed gains from sales of properties, net of losses	54,642,764	52,208,753
Undistributed losses from operations	(58,473,807)	(57,120,990)
Total stockholders’ equity	21,033,055	19,859,966
Noncontrolling interest	240,369	232,912
TOTAL EQUITY	21,273,424	20,092,878
TOTAL LIABILITIES AND EQUITY	$33,436,934	$22,156,679

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
REVENUES
Real estate rentals and related revenue	$72,598	$68,321
Total revenues	72,598	68,321

EXPENSES
Operating expenses:
Rental and other properties	431,614	199,799
Adviser’s base fee	660,000	660,000
General and administrative	219,830	255,750
Professional fees and expenses	193,341	181,580
Directors’ fees and expenses	81,494	82,076
Depreciation and Amortization expense	15,398	15,398
Interest expense	88,822	68,577
Total expenses	1,690,499	1,463,180

Loss before other income, income taxes and gain on sale of real estate	(1,617,901)	(1,394,859)

Net realized and unrealized (losses) gains from investments in marketable securities	(403,432)	260,656
Equity loss in residential real estate partnership	(136,889)	(223,736)
Income from other investments	387,671	591,250
Interest, dividend and other income	386,523	472,621
Total other income	233,873	1,100,791

Loss before income taxes and gain on sale of real estate	(1,384,028)	(294,068)

Benefit from (provision for) income taxes	38,668	(10,653)
Net loss before gain on sale of real estate	(1,345,360)	(304,721)

Gain on sale of real estate, net of incentive fee	5,473,887	-
Net income (loss)	4,128,527	(304,721)

Gain from noncontrolling interest	(7,457)	(9,503)
Net income (loss) attributable to the Company	$4,121,070	$(314,224)

Weighted average common shares outstanding-basic and diluted:	1,011,839	1,002,392

Net income (loss) per common share:
Basic and diluted income (loss) per share	$4.07	$(0.31)

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

				Undistributed
				Gains from Sales	Undistributed			Total
	Common Stock		Additional	of Properties	Losses from	Treasury Stock		Stockholders’
	Shares	Amount	Paid-In Capital	Net of Losses	Operations	Shares	Cost	Equity
Balance as of January 1, 2017	1,035,493	$1,035,493	$24,076,991	$52,208,754	$(56,806,767)	$33,101	(340,281)	20,174,190
Net loss					(314,224)			(314,224)
Balance as of December 31, 2017	1,035,493	1,035,493	24,076,991	52,208,754	(57,120,991)	33,101	(340,281)	19,859,966
Net income				5,473,887	(1,352,817)			4,121,070
Dividend paid - $2.50 per share				(2,533,230)				(2,533,230)
Dividend payable - $.50 per share				(506,646)				(506,646)

Stock options exercised, net of 1,600 re-load shares	10,900	10,900	80,995					91,895

Balance as of December 31, 2018	1,046,393	1,046,393	24,157,986	54,642,765	(58,473,808)	33,101	(340,281)	21,033,055

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to the Company	$4,121,070	($314,224)
Adjustments to reconcile net income (loss) attributable to the Company to net cash used in operating activities:
Depreciation expense	15,398	15,398
Income from other investments, excluding impairment losses	(387,671)	(591,250)
Equity loss from operations of residential real estate partnership	136,889	223,736
Gain on sale of real estate, net of incentive fee	(5,473,887)	(10,970)
Net losses (gains) from investments in marketable securities	403,432	(260,656)
Net gain attributable to noncontrolling interest	7,457	9,503
Deferred income tax (benefit) expense	(36,265)	7,826
Changes in assets and liabilities:
Other assets and other receivables	(119,479)	166,845
Accounts payable, accrued expenses and other liabilities	(388,771)	(34,326)
Total adjustments	(5,842,897)	(473,894)
Net cash used in operating activities	(1,721,827)	(788,118)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sales and redemptions of securities	2,883,616	7,074,127
Investments in marketable securities	(1,513,021)	(3,612,553)
Distribution from investment in residential real estate partnership	7,625,000	130,000
Distributions from other investments	1,831,307	1,520,666
Contributions to other investments	(1,440,436)	(2,060,530)
Proceeds from collections of mortgage loans and notes receivables	500,000	78,000
Distribution from affiliate	193,286	193,286
Purchases and improvements of properties	-	(34,872)
Proceeds from sale of real estate	(33,131)	37,327
Additions in mortgage loans and notes receivable	(750,000)	-
Net cash provided by investing activities	9,296,621	3,325,451

CASH FLOWS FROM FINANCING ACTIVITIES:
Margin borrowings	9,590,720	218,395
Dividends paid	(2,533,230)	(501,196)
Repayment of note payable to affiliate	(210,000)	(50,000)
Stock options exercised	91,895	-
Net cash provided by (used in) financing activities	6,939,385	(332,801)

Net increase in cash and cash equivalents	14,514,179	2,204,532

Cash and cash equivalents at beginning of the year	5,223,995	3,019,463

Cash and cash equivalents at end of the year	$19,738,174	$5,223,995

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$89,000	$69,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared but not paid during the year	$506,646	$-

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 and 2017

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

260 River Corp (“260”). This wholly owned corporation of the Company owns an approximate 70% interest in a vacant commercially zoned building located on 5.4 acres in Montpelier, Vermont. Development of this property is being considered after completing the environmental remediation of the land.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2018 and 2017. The Company’s federal income tax returns since 2014 are subject to examination by the Internal Revenue Service, generally for a period of three years after the returns were filed.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the consolidated financial statements as selling, general and administrative expense.

Depreciation. Depreciation of the corporate offices properties held for investment is computed using the straight-line method over its estimated useful life of 39.5 years. Depreciation expense for the corporate offices for each of the years ended December 31, 2018 and 2017 was approximately $15,000.

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

The carrying value of financial instruments including other receivables, notes and advances due from related parties (if any), accounts payable and accrued expenses and mortgages and notes payable approximate their fair values at December 31, 2018 and 2017, due to their relatively short terms or variable interest rates.

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

Marketable securities from time to time are pledged as collateral pursuant to broker margin requirements. As of December 31, 2018, there was no such margin balance outstanding. As of December 31, 2017, there was approximately $267,000 of marketable securities pledged as collateral pursuant to margin agreements.

Treasury bills, from time to time, are pledged as collateral pursuant to broker margin requirements. As of December 31, 2018, there was approximately $9.9 million in margin such margin balances outstanding. As of December 31, 2017, there was no such margin balance outstanding.

Notes and other receivables. Management periodically performs a review of amounts due on its notes and other receivable balances to determine if they are impaired based on factors affecting the collectability of those balances. Management’s estimates of collectability of these receivables requires management to exercise significant judgment about the timing, frequency and severity of collection losses, if any, and the underlying value of collateral, which may affect recoverability of such receivables. As of December 31, 2018, and 2017, the Company had no allowances for bad debt.

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

Income (loss) per common share. Net income (loss) per common share (basic and diluted) is based on the net income (loss) divided by the weighted average number of common shares outstanding during each year. Diluted net loss per share includes the dilutive effect of options to acquire common stock. Common shares outstanding include issued shares less shares held in treasury. There were 1,600 and 12,500 stock options outstanding as of December 31, 2018 and 2017, respectively. The 2018 and 2017 options were not included in the diluted earnings per share computation as their effect would have been de minimums or anti-dilutive.

Gain on sales of properties. Gain on sales of properties is recognized when the minimum investment requirements have been met by the purchaser and title passes to the purchaser.

In February 2018, JY-TV sold its residential apartments located in Orlando, Florida for cash. The Company’s portion of the gain on sale of real estate for this property was approximately $5.5 million (or $5.40 per share), net of incentive fee.

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

Concentration of Credit Risk. Financial instruments that potentially subject the Company to concentration of credit risk are cash and cash equivalent deposits in excess of federally insured limits, marketable securities, other receivables and notes and mortgages receivable. From time to time the Company may have bank deposits in excess of federally insured limits (presently $250,000). The Company evaluates these excess deposits and transfers amounts to brokerage accounts and other banks to mitigate this exposure. As of December 31, 2018, we had no bank deposits in excess of federally insured limits. As of December 31, 2017, we had approximately $52,000 of deposits in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash.

Other intangible assets:

Deferred loan costs, when applicable, are amortized on a straight-line basis over the life of the loan. This method approximates the effective interest rate method.

Noncontrolling Interest. Noncontrolling interest represents the noncontrolling or minority partners’ proportionate share of the equity of the Company’s majority owned subsidiaries. A summary for the years ended December 31, 2018 and 2017 is as follows:

	2018	2017
Noncontrolling interest balance at beginning of year	$233,000	$223,000
Noncontrolling partners’ interest in operating gains of CII	7,000	10,000

Noncontrolling interest balance at end of year	$240,000	$233,000

Revenue recognition. CII is the lessor of the Company’s principal executive offices and the Adviser corporate offices. This lease agreement is classified as an operating lease and accordingly all rental revenue is recognized as earned based upon total fixed cash flow over the initial term of the lease, using the straight-line method. In December 2018, the lease was renewed for one year with two one-year extension options expiring on December 1, 2021, with an increase of 5% in rent for each year extended. Beginning in December 2018 the base rent is $58,344 per year payable in equal monthly installments plus sales tax during the term of the lease. The Adviser, as tenant, pays utilities, certain maintenance and security expenses relating to the leased premises.

Impairment of long-lived assets. The Company periodically reviews the carrying value of its properties and long-lived assets in relation to historical results, current business conditions and trends to identify potential situations in which the carrying value of assets may not be recoverable. If such reviews indicate that the carrying value of such assets may not be recoverable, the Company would estimate the undiscounted sum of the expected future cash flows of such assets or analyze the fair value of the asset, to determine if such sum or fair value is less than the carrying value of such assets to ascertain if a permanent impairment exists. If a permanent impairment exists, the Company would determine the fair value by using quoted market prices, if available, for such assets, or if quoted market prices are not available, the Company would discount the expected future cash flows of such assets and would adjust the carrying value of the asset to fair value. There was no impairment of long-lived assets in 2018 and 2017.

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

2. INVESTMENT PROPERTIES

The components of the Company’s investment properties and the related accumulated depreciation information follow:

	December 31, 2018
		Accumulated
	Cost	Depreciation	Net
Office building and other commercial property:
Corporate Office - (Coconut Grove, FL) – Building	$652,197	$356,664	$295,533
Corporate Office – (Coconut Grove, FL) – Land	325,000	—	325,000
Other (Hopkinton, RI) – Land (50 acres)	142,976	—	142,976
Other (Montpelier, Vermont) – Building	52,000	52,000	—
Other (Montpelier, Vermont) - Land and improvements (5.4 acres)	111,689	—	111,689
	$1,283,862	$408,664	$875,198

	December 31, 2017
		Accumulated
	Cost	Depreciation	Net
Office building and other commercial property:
Corporate Office - (Coconut Grove, FL) – Building	$652,198	$341,266	$310,931
Corporate Office – (Coconut Grove, FL) – Land	325,000	—	325,000
Other (Hopkinton, RI) – Land (50 acres)	109,845	—	109,845
Other (Montpelier, Vermont) – Building	52,000	52,000	—
Other (Montpelier, Vermont) - Land and improvements (6.0 acres)	111,689	—	111,689
	$1,250,731	$393,266	$857,464

In July 2017 CII sold a 20,000 square foot undeveloped residential parcel of land located in Paxton, Massachusetts for approximately $44,000 and recognized a gain of approximately $10,000.

3. INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities consist primarily of large capital corporate equity and debt securities in varying industries or issued by government agencies with readily determinable fair values. These securities are stated at market value, as determined by the most recent traded price of each security at the balance sheet date. Consistent with the Company's overall current investment objectives and activities its entire marketable securities portfolio is classified as trading. Accordingly, all unrealized gains (losses) on this portfolio are recorded in income. Included in investments in marketable securities is approximately $1.76 million and $2.96 million of large capital real estate investment trusts (REITs) as of December 31, 2018 and 2017, respectively.

For the years ended December 31, 2018 and 2017, net unrealized (losses) gains on trading securities were approximately ($454,000) and $199,000, respectively.

	December 31, 2018			December 31, 2017
Description	Cost Basis	Fair Value	Unrealized Gain	Cost Basis	Fair Value	Unrealized Gain
Real Estate Investment Trusts	$1,888,000	$1,760,000	$(128,000)	$2,848,000	$2,958,000	$110,000

Mutual Funds, ETF & other	210,000	206,000	(4,000)	258,000	290,000	32,000

Other Equity Securities	606,000	608,000	2,000	650,000	785,000	135,000
Total Equity Securities	2,704,000	2,574,000	(130,000)	3,756,000	4,033,000	276,000
Debt Securities	517,000	502,000	(15,000)	485,000	517,000	32,000
Total	$3,221,000	$3,076,000	$(145,000)	$4,241,000	$4,550,000	$309,000

As of December 31, 2018, debt securities are scheduled to mature as follows:

	Cost	Fair Value
2019 – 2023	$111,000	$110,000
2024 – 2028	153,000	146,000
2029 – thereafter	253,000	246,000
	$517,000	$502,000

Net (loss) gain from investments in marketable securities for the years ended December 31, 2018 and 2017 is summarized below:

Description	2018	2017
Net realized gains from sales of marketable securities	$51,000	$62,000
Net unrealized (losses) gains from marketable securities	(454,000)	199,000
Total net (losses) gains from investments in marketable securities	$(403,000)	$261,000

Net realized gain from sales of marketable securities consisted of approximately $240,000 of gains net of $189,000 of losses for the year ended December 31, 2017. The comparable amounts in fiscal year 2017 were approximately $364,000 of gains net of $302,000 of losses.

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

The Company’s portfolio of other investments consists of approximately 45 individual investments primarily in limited partnerships with varying investment objectives and focus. Management has categorized these investments by investment focus: technology and communications, diversified businesses, real estate related and other.

As of December 31, 2018, and 2017, other investments had an aggregate carrying value of $6.0 million and $6.4 million, respectively. As of December 31, 2018, the Company has committed to fund an additional $1.0 million as required by agreements with current investees or for new investments. The carrying value of these investments is equal to contributions less distributions and other than temporary impairment loss adjustments. During the years ended December 31, 2018 and 2017 the Company made cash contributions in these investments of approximately $1.4 million and $2.1 million, respectively, and received cash distributions of $1.8 million and $1.5 million, respectively.

The Company’s other investments are summarized below.

	Carrying values as of December 31,
Investment Focus	2018	2017

Technology and communications	$150,000	$163,000

Diversified businesses	2,372,000	2,615,000

Real estate and related	3,182,000	2,999,000

Other (private banks and insurance company)	335,000	635,000

Totals	$6,039,000	$6,412,000

The Company regularly reviews the underlying assets in its investment portfolio for events, including but not limited to bankruptcies, closures and declines in estimated fair value, that may indicate the investment has suffered other-than-temporary decline in value. When a decline is deemed other-than-temporary, an investment loss is recognized.

Income from other investments is summarized below (excluding other than temporary impairment loss):

	2018	2017
Income from investment in 49% owned affiliate (a)	$74,000	$70,000
Real estate and related (b)	217,000	224,000
Diversified businesses (c)	63,000	270,000
Other (private banks) (d)	34,000	-
Technology and related	-	27,000
Total income from other investments	$388,000	$591,000

(a)          This gain represents income from the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”). In 2018 and 2017 TGIF declared and paid a cash dividend, the Company’s portion of which was approximately $193,000 each year. These dividends were recorded as reduction in the investment carrying value as required under the equity method of accounting for investments.

(b)          The gain in 2018 was primarily from one investment in a partnership owning rental apartments in San Antonio, Texas which were sold in March 2018 at a gain to the Company of approximately $105,000. Also included in the 2018 gain are cash distributions from investments in real estate partnerships which distributed proceeds above their carrying value. The gain in 2017 consists primarily of cash distributions from an investment in real estate partnership which distributed proceeds from sales of its real estate.

(c)          The gain in 2018 and 2017 consists of cash distributions from various investments in partnerships owning diversified businesses which made cash distributions from the sale or refinancing of operating companies and/or distributions from operating activities.

(d)       In the first quarter of 2018 the Company’s investments in two private banks experienced mergers with publicly traded larger banks and we received stock in those publicly traded banks plus approximately $34,000 in cash. The cash portion was recorded as gain from other investments. The bank securities we received from the mergers were mostly sold during 2018 at a total gain of approximately $136,000 which is included in gains from sales of marketable securities. A portion of the shares received from the mergers are being held in our marketable securities portfolio at the carrying value equal to our original investment in the private banks (with an unrealized gain of approximately $14,000 as of December 31, 2018).

Other than temporary impairment losses from other investments

For the year ended December 31, 2018 and 2017, there were no valuation losses from other than temporary impairment losses from other investments.

Net gain or loss from other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s net earnings. However, the amount of investment gain or loss from other investments for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2018 and 2017, aggregated by investment category and the length of time that investments have been in a continuous loss position:

	As of December 31, 2018
	12 Months or Less		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$-	$-	$132,000	$(18,000)	$132,000	$(18,000)
Partnerships owning investments in diversified businesses	273,000	(27,000)	-	-	273,000	(27,000)
Total	$273,000	$(27,000)	$132,000	$(18,000)	$405,000	$(45,000)

	As of December 31, 2017
	12 Months or Less		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	138,000	$(24,000)	$-	$-	$138,000	$(24,000)
Total	$138,000	$(24,000)	$-	$-	$138,000	$(24,000)

5. FAIR VALUE INSTRUMENTS

In accordance with ASC Topic 820, the Company measures cash and cash equivalents, marketable debt and equity securities at fair value on a recurring basis. Other investments are measured at fair value on a nonrecurring basis.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis during the years ended December 31, 2018 and 2017, using quoted prices in active markets for identical assets (Level 1) and significant other observable inputs (Level 2). For the year ended December 31, 2018 and 2017, there were no major assets or liabilities measured at fair value on a recurring basis which uses significant unobservable inputs (Level 3):

	Fair value measurement at reporting date using
Description	Total December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Time deposits	$355,000	$-	$355,000	$—
Money market mutual funds	1,594,000	1,594,000	—	—
US T-bills	17,429,000	17,429,000	—	—
Marketable securities:
Corporate debt securities	502,000	—	502,000	—
Marketable equity securities	2,574,000	2,574,000	—	—
Total assets	$22,454,000	$21,597,000	$857,000	$—

	Fair value measurement at reporting date using
Description	Total December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Time deposits	$352,000	$—	$352,000	$—
Money market mutual funds	1,633,000	1,633,000	—	—
US T-bills	2,935,000	2,935,000	—
Marketable securities:
Corporate debt securities	517,000	—	517,000	—
Marketable equity securities	4,033,000	4,033,000	—	—
Total assets	$9,470,000	$8,601,000	$869,000	$—

Carrying amount is the estimated fair value for corporate debt securities and time deposits based on a market-based approach using observable (Level 2) inputs such as prices of similar assets in active markets.

6. INVESTMENT IN AFFILIATE

Investment in affiliate consists of CII’s 49% equity interest in T.G. I.F. Texas, Inc. (“T.G.I.F.”). T.G.I.F. is a corporation which holds promissory notes receivable from its shareholders, including CII and Maurice Wiener, the Chairman of both the Company and T.G.I.F. Reference is made to Note 9 for discussion on notes payable by CII to T.G.I.F. This investment is recorded under the equity method of accounting. For the years ended December 31, 2018 and 2017, income from investment in affiliate amounted to approximately $74,000 and $70,000, respectively and is included in income from other investments in HMG’s consolidated statements of income. In 2018 and 2017 T.G.I.F. declared and paid a cash dividend of $.07 per share. CII’s dividend amount received was approximately $193,000 each year. This dividend is recorded as a reduction in the carrying amount of CII investment in T.G.I.F. as required under the equity method of accounting.

7. LOANS, NOTES AND OTHER RECEIVABLES

	As of December 31,
Description	2018	2017
Promissory note and accrued interest due from purchaser of Grove Isle (a)	$1,034,000	$1,034,000
Promissory note and accrued interest collateralized by 2nd mortgage on raw land (b)	503,000	-
Promissory note and accrued interest due from individual (c)	252,000	-
Promissory note and accrued interest due from entity owning apartments (d)	-	500,000
Other	8,000	28,000
Total loans, notes and other receivables	$1,797,000	$1,562,000

(a)	In February 2013, the Company sold its interest in a hotel, resort and marina property known as Grove Isle and received a $1 million promissory note from the purchaser as part of the purchase proceeds. This note bears interest of 4% per annum and will mature upon the earlier of ten years (February 25, 2023) or when any expansion or development occurs at Grove Isle (as defined in the purchase agreement). All interest due on this loan has been collected.

(b)	In December 2018, the Company loaned $500,000 to an entity controlled by a local real estate developer. The loan is collateralized by a second mortgage on raw land located in Lauderhill, Florida. The promissory note bears interest at 8.5% per annum and calls for interest only payments due on a quarterly basis beginning March 4, 2019 and continuing through maturity date of June 4, 2020 when all principal and unpaid interest becomes due.

(c)	In December 2018, the Company (through CII) loaned $250,000 to the same local real estate developer mentioned in (b) above. This loan bears interest of 8.5% per annum and all principal and accrued interest is due at maturity on June 4, 2020. The loan is secured by an assignment of a promissory note due to the borrower of approximately $655,000.

(d)	In May 2016, the Company loaned $500,000 to an entity owned by the same local real estate developer mentioned in (b) for the purposes of purchasing apartment units located in Jacksonville, Florida. Nine of the purchased apartment units were provided as collateral on the loan. The promissory note bears interest at 9.5% per annum payable on a quarterly basis beginning July 1, 2016. The loan principal and accrued interest was paid off in June 2018.

8. INVESTMENT IN RESIDENTIAL REAL ESTATE PARTNERSHIP

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

For the year ended December 31, 2018 JY-TV reported net income of approximately $17.8 million, which includes approximately $18.2 million in gain on sale of property, depreciation and amortization expense of $447,000, interest expense of $159,000, write-off of certain prepaid and other assets upon the sale of property of approximately $100,000 and other net operating revenues. The Company’s portion of JY-TV’s net income is approximately $5.9 million ($137,000 of loss from operations and $6.1 million in gain on sale of property (before the $608,000 incentive fee). JY-TV made distributions totaling $21.75 million in February 2018. The Company’s portion of those distributions was $7.25 million. In June and December 2018 JY-TV made additional distributions of $1,125,000, of which the Company’s portion was $375,000. Final accounting has been completed and a final distribution from JY-TV of approximately $6,000 is expected in 2019.

For the year ended December 31, 2017 JY-TV reported a net loss of approximately $657,000, which includes depreciation and amortization expense of $1.1 million and interest expense of $1.5 million. The Company’s portion of that loss is approximately $224,000. In March 2017, JY-TV distributed $390,000 to its members. The Company’s portion of that distribution was $130,000.

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

In June 2018, the shareholders approved the renewal of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2019 and expiring December 31, 2019, under the same terms as in 2018.

For the years ended December 31, 2018 and 2017, the Company and its subsidiaries incurred Adviser fees of approximately $1,300,000 and $703,000, respectively. This consisted of $660,000 in regular compensation for 2018 and 2017, and $640,000 and $43,000 in incentive fee compensation for 2018 and 2017, respectively.

The Adviser leases its executive offices from CII pursuant to a lease agreement. This lease agreement calls for base rent of $58,344 per year payable in equal monthly installments. Additionally, the Adviser is responsible for all utilities, certain maintenance, and security expenses relating to the leased premises. In December 2018, the lease was renewed for one year with two one-year extension options with an increase in rent of 5% per year.

Mr. Wiener is a 19% shareholder and the chairman and director of T.G.I.F. Texas, Inc., a 49% owned affiliate of CII. As of December 31, 2018, and 2017, T.G.I.F. had amounts due from CII in the amount of approximately $1,340,000 and $1,550,000, respectively. These amounts are due on demand and bear interest at the prime rate (5.5 % at December 31, 2018). All interest due has been paid.

As of December 31, 2018, and 2017, T.G.I.F. owns 10,200 shares of the Company’s common stock.

As of December 31, 2018, and 2017, T.G.I.F. had amounts due from Mr. Wiener in the amount of approximately $707,000. These amounts bear interest at the prime rate (5.5% at December 31, 2018) and principal and interest are due on demand. All interest due has been paid.

Mr. Wiener received consulting and director’s fees from T.G.I.F totaling approximately $35,000 and $29,000 for the years ended December 31, 2018 and 2017, respectively.

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

On December 14, 2018 the Company declared a capital gain dividend of $0.50 per share which was payable on January 9, 2019 to all shareholders of record as of December 28, 2018.

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

As of December 31, 2017, the Company, excluding CII (its taxable REIT subsidiary), had an estimated tax net operating loss carryover (NOL) of approximately $1.7 million which was carried forward to 2018.

The Company’s 95%-owned taxable REIT subsidiary, CII, files a separate income tax return and its operations are not included in the REIT’s income tax return.

The Company accounts for income taxes in accordance with ASC Topic 740, “Accounting for Income Taxes”. ASC Topic 740 requires a Company to use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes only pertain to CII. As of December 31, 2018, and 2017, the Company has a net deferred tax liability of approximately $48,000 and $84,000, respectively, as a result of timing differences associated with the carrying value of the investment in affiliate (TGIF) and other investments. CII’s NOL carryover to 2018 is estimated at $893,000 and is fully reserved due to due to CII historically having tax losses.

The components of income before income taxes and the effect of adjustments to tax computed at the federal statutory rate for the years ended December 31, 2018 and 2017 were as follows:

	2018	2017
Income (loss) before income taxes	$4,091,000	$(294,000)
Computed tax at federal statutory rate of (21% in 2018 & 34% in 2017)	$859,000	$(100,000)
State taxes	(9,000)	9,000
REIT related adjustments	(847,000)	152,000
Adjustment to valuation allowance	(21,000)	(152,000)
Revaluation of deferred items due to federal rate change	-	85,000
Other items, net	(21,000)	17,000
(Benefit from) provision for income taxes	$(39,000)	$11,000

The REIT related adjustments represent the difference between estimated taxes on undistributed income and/or capital gains and book taxes computed on the REIT’s income before income taxes, including tax on prohibited REIT income.

The (benefit from) provision for income taxes in the consolidated statements of income consists of the following:

Year ended December 31,	2018	2017
Current:
Federal	-	$(2,000)
State	$(2,000)	5,000
	(2,000)	3,000
Deferred:
Federal	$(10,000)	$168,000
State	(6,000)	8,000
	(16,000)	176,000
Change in valuation allowance	(21,000)	(168,000)
Total	$(39,000)	$11,000

As of December 31, 2018, and 2017, the components of the deferred tax assets and liabilities are as follows:

	As of December 31, 2018 Deferred tax		As of December 31, 2017 Deferred tax
	Assets	Liabilities	Assets	Liabilities
Net operating loss carry forward	$202,000		$223,000
Excess of book basis of 49% owned corporation over tax basis		$281,000		$281,000
Unrealized gain on marketable securities	5,000	-	-	50,000
Excess of tax basis over book basis of other investments	228,000	-	247,000	-
Valuation allowance	(202,000)		(223,000)
Totals	$233,000	$281,000	$247,000	$331,000

11. STOCK-BASED COMPENSATION

The Company’s 2011 Stock Option Plan (the Plan) provides for the grant of options to purchase up to 120,000 shares of the Company’s common stock to the officers and directors of the Company. The Plan expires on August 24, 2021.

The Company’s policy is to record stock compensation expense in accordance with ASC Topic 718, “Share-Based Payments”. Stock based compensation expense is recognized using the fair-value method for all awards.

In January and March 2018 three directors and one officer exercised options to purchase a total of 10,900 shares at $9.31 per share. One director exercised his options utilizing the re-load option provided in the Plan and was granted 1,600 new options exercisable at $15.30 per share.

No stock options were granted, exercised or forfeited in the year ended December 31, 2017.

As of December 31, 2018, and 2017, there is no unrecognized non-employee stock compensation expense related to unvested stock options under the Plan.

A summary of the status of the Company’s stock option plan as of December 31, 2018 and 2017, and changes during the periods ending on those dates are presented below:

	As of December 31, 2018		As of December 31, 2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the period	12,500	$9.31	12,500	$9.31
Granted (via reload option)	1,600	15.30	-	-
Exercised	(12,500)	(9.31)	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at the end of the period	1,600	$15.30	12,500	$9.31

Options exercisable at period-end	1,600	$15.30	12,500	$9.31
Weighted average fair value of options granted during the period	-	-	-	-
Aggregate intrinsic value of outstanding and exercisable options at the end of the period	1,600	$-	12,500	$64,000

The following table summarizes outstanding and exercisable options as of December 31, 2018:

Number Outstanding and exercisable	Weighted Average Strike Prices
1,600	$15.30

12. SUBSEQUENT EVENT

The Company has evaluated subsequent events through March 26, 2019, the date for which the financial statements were available to be issued.

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

Management, including the Principal Executive and Principal Financial Officers, based on their evaluation of our internal control over financial reporting, has concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Item 9B. Other Information.

None.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance.

Listed below is certain information relating to the executive officers and directors of the Company:

Name and Office	Age	Principal Occupation and Employment other than With the Company During the Past Five Years - Other Directorships

Maurice Wiener; Chairman of the Board of Directors, Chief Executive Officer, President and Secretary	77	Chairman of the Board, Chief Executive Officer, President and Secretary of the Adviser; Executive Trustee, Transco; Director, T.G.I.F. Texas, Inc.

Carlos Camarotti; Chief Financial Officer, Vice President-Finance and Assistant Secretary	58	Vice President - Finance and Assistant Secretary of the Adviser. Vice President, Transco; Vice President, T.G.I.F. Texas, Inc.

Richard Wiener; Director	78	Practicing attorney - real estate and commercial transactions.

Charles Dusseau; Director	68	Managing Member of High Pines Investments LLC and College 120 LLC, Founding Director and Vice Chairman of the Bank of Coral Gables

Alexander Arader; Director	63	Vice President of Stamford Mortgage Company. From 2005 to 2016, Managing Member of Arader & Associates, Stamford Connecticut.

All executive officers of the Company were elected to their present positions to serve until their successors are elected and qualified at the 2018 annual organizational meeting of directors immediately following the annual meeting of shareholders. All directors of the Company were elected to serve until the next annual meeting of shareholders and until the election and qualification of their successors.

Alexander J. Arader, was elected to the Board on March 16, 2016. Mr. Arader, is currently a Vice President at Stamford Mortgage Company, in Stamford, Connecticut, a mortgage loan originator. From 2005 to 2016, Mr. Arader was a managing member of Arader & Associates, LLC, in Stamford, Connecticut, where he was responsible for all aspects of residential mortgage lending.

Charles M. Dusseau, was elected to the Board in 2015. Mr. Dusseau is involved in a variety of business ventures capitalizing on his 35 plus years of experience in business, finance, public affairs and international trade. He was previously the Managing Member of Lexington H.I. Partners, which previously owned and operated a full-service Clarion Hotel in Lexington, Kentucky, and was sold in 2015. He is currently the Managing Member of High Pines Investments LLC and College 120 LLC, which operate rental properties in Asheville, NC. He was a Founding Director and Vice Chairman of the Bank of Coral Gables and also served as Director and Vice Chairman of Eastern National Bank (Miami, Florida) from 1999 to 2006. In the public sector, Mr. Dusseau served as a Secretary of Commerce for the State of Florida, and as Commissioner to Miami-Dade County (Florida). Mr. Dusseau’s multiple experiences brings valuable insight to the board.

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

Compensation of Directors. The following table summarizes compensation to existing directors for the year ended December 31, 2018:

Director	Annual Fee	Board Meeting Fee	Committee Meeting Fee	Total Compensation
Maurice Wiener	$17,000	$3,000	-	$20,000
Richard Wiener	12,000	3,000	3,750	18,750
Charles Dusseau	12,000	3,000	3,750	18,750
Alexander Arader	12,000	3,750	-	15,750
Totals	$53,000	$12,750	$7,500	$73,250

Annual director’s fees are paid at the beginning of each quarter and board and committee meeting fees are paid for each meeting a director attends. The annual fee for directors is $12,000 per year plus meeting fees $750 per meeting. For the year ended December 31, 2018 Maurice Wiener received $5,000, in director fees per year from Courtland Investments, Inc. included in the amounts above.

Outstanding Equity Awards to Executive Officers.

There are no outstanding equity awards to the Company’s executive officers as of December 31, 2018.

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

The Plan, which permits the grant of qualified and non-qualified options and is intended to provide incentives to the directors and officers of the Company, as well as to enable the Company to obtain and retain the services of such directors and officers. The Plan is administered by a Stock Option Committee (the “Committee”) appointed by the Board of Directors. The Committee selects those key officers and directors of the Company to whom options for shares of common stock of the Company shall be granted. The Committee determines the purchase price of shares deliverable upon exercise of an option; such price may not, however, be less than 100% of the fair market value of a share on the date the option is granted. Shares subject to an option may be purchased by the optionee within five years from the date of the grant of the option. However, options automatically terminate if the optionee’s employment with the Company terminates other than by reason of death, disability or retirement. Further, if, within one year following exercise of any option, an optionee terminates his employment other than by reason of death, disability or retirement, the shares acquired upon exercise of such option must be sold to the Company at a price equal to the lesser of the purchase price of the shares or their fair market value.

The following table summarizes activity in equity awards to the Company’s executive officers for the year ended December 31, 2018.

Carlos Camarotti
	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2018	3,500	$9.31
Granted	—	—
Exercised	(3,500)	$(9.31)
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2018	—	—

Options exercisable at period-end	—	—
Weighted average fair value of options granted during the period
Aggregate intrinsic value of outstanding and exercisable options at the end of the period	—	—

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

Name (6), (7)	Shares Owned by Named Persons & Members of His Family (1)		Additional Shares in Which the named Person Has, or Participates in, the Voting or Investment Power (2)		Total Shares & Percent of Class
Maurice Wiener	29,734		542,030	(3), (5)	571,764	56%

Carlos Camarotti	12,200	(4)			12,200	1%

Richard Wiener	3,000	(4)			3,000	* %

Charles Dusseau	3,000	(4)			3,000	* %

Alexander Arader	3,000	(4)			3,000	* %

All Directors and Officers as a Group	50,934	(4)	542,030	(3)	592,964	58%

Transco Realty Trust 1870 S. Bayshore Drive Coconut Grove, FL 33133	477,300	(5)			477,300	47%

Comprehensive Financial Planning, Inc. 3950 Fairlane Drive Dacula, GA 30019	138,452	(8)			138,452	14%

* less than 1%

(1)	Unless otherwise indicated, beneficial ownership is based on sole voting and investment power.

(2)	Shares listed in this column represent shares held by entities with which directors or officers are associated. Directors, officers and members of their families have no ownership interest in these shares.

(3)	This number includes the number of shares held by Transco Realty Trust (Transco) (477,300 shares), HMGA, Inc. (HMGA) (54,530 shares) and T.G.I.F. Texas, Inc. (T.G.I.F.) (10,200 shares). Mr. M. Wiener is a director of T.G.I.F. and a trustee of Transco.

(4)	This number includes options granted and outstanding under the 2011 Stock Option Plan. Options have been granted to Mr. Arader, 1,600. Reference is made to Item 11. Executive Compensation for further information about the 2011 Stock Option Plan.

(5)	Mr. Wiener holds approximately 55% of the stock of Transco and approximately 72% of HMGA Inc., and may therefore be deemed to be the beneficial owner of the shares of the Company held by Transco and HMGA Inc.

(6)	Except as otherwise set forth, the address for these individuals is 1870 South Bayshore Drive, Coconut Grove, Florida 33133.

(7)	No shares of stock of the executive officers and directors have been pledged as collateral.

(8)	Comprehensive Financial Planning, Inc. has shared investment power on all shares and sole voting power on all shares.

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

The Adviser.

The principal executive offices of the Company and the Adviser are located at 1870 South Bayshore Drive, Coconut Grove, Florida, 33133, in premises owned by the Company’s subsidiary CII and leased to the Adviser pursuant to a lease agreement originally dated December 1, 1999, and as renewed in 2009, 2014, 2015, 2017 and 2018. On December 1, 2018 the lease was renewed for one year with two one-year extension options with an increase in rent of 5% per year. The lease provides for base rent of $58,344 per year payable in equal monthly installments plus sales tax during the current term of the lease which expires on December 1, 2019. The Adviser, as tenant, pays utilities, certain maintenance and security expenses relating to the leased premises.

As of December 31, 2018, and 2017 the Company owes the Adviser approximately $40,000 and $43,000, respectively, in incentive fee from capital gains.

CII.

The Company holds a demand note due from CII. The note is secured by a mortgage security agreement with the Company’s executive offices as collateral. The note matured on December 1, 2018 and was renewed for one year with two one-year extensions at a fixed rate of 6% per annum, payable quarterly. The outstanding principal balance of the note was $1,000,000 as of December 31, 2018 and 2017, respectively. There were no principal repayments or advances relating to this note during 2018 and 2017. CII is a consolidated subsidiary of the Company and the note payable and related interest is eliminated in consolidation.

T.G.I.F.

As of December 31, 2018, and 2017 CII owed $1,340,000 and $1,550,000, respectively, to T.G.I.F. All advances between CII and T.G.I.F. are due on demand and bear interest at the prime rate (5.5% as of December 31, 2018). All interest due has been paid.

As of December 31, 2018, and 2017 T.G.I.F. had amounts due from Mr. Wiener of approximately $707,000. These amounts are due on demand and bear interest at the prime rate. All interest due has been paid. Mr. Wiener received consulting and director’s fees from T.G.I.F of approximately $35,000 and $29,000 for the years ended December 31, 2018 and 2017, respectively. Also, T.G.I.F. owns 10,200 shares of the Company which were purchased at market value on the date of purchase. In fiscal years 2018 and 2017 T.G.I.F. declared and paid a cash dividend of $.07 per share. CII’s portion of the dividends was approximately $193,000 each year.

Item 14. Principal Accountants Fees and Services.

The following table sets forth fees billed to the Company by the Company’s independent auditors for the year ended December 31, 2018 and December 31, 2017 for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance. The Audit Committee pre-approved all services rendered by the Company’s independent auditors.

Principal Accountant Fees and Services

For the fiscal year ended	December 31, 2018	December 31, 2017
Audit fees, including reviews of quarterly financial statements	$84,000	$88,000
Tax fees (consists of fees relating to tax compliance and planning)	64,000	65,000
Total Fees	$148,000	$153,000

Part IV.

Item 15. Exhibits and Financial Statement Schedules.

(a) Exhibits listed in the Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HMG/Courtland Properties, Inc.

March 28, 2019	by:	/s/ Maurice Wiener
Maurice Wiener
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Maurice Wiener	March 28, 2019
Maurice Wiener
Chairman of the Board, President and Secretary
Chief Executive Officer

/s/ Carlos Camarotti	March 28, 2019
Carlos Camarotti
Vice President – Finance
Principal Financial Officer

/s/ Richard Wiener	March 28, 2019
Richard Wiener, Director

/s/ Charles Dusseau	March 28, 2019
Charles Dusseau, Director

/s/ Alexander Arader	March 28, 2019
Alexander Arader, Director

EXHIBIT INDEX

Description

(3)	(a)	Certificate of Incorporation as amended	Incorporated by reference to Exhibit 3(a) to the 2010 Form 10-K.

	(b)	By-laws as amended and restated	Incorporated by reference to Exhibit 3(b) to the Form 8-K filed on March 16, 2016.

(10)	(a)	Amended and restated lease agreement between Grove Isle Associates, Ltd. and Westgroup Grove Isle Associates, Ltd. dated November 19, 1996.	Incorporated by reference to Exhibit 10(d) to the 1996 Form 10-KSB

	(b)	Master agreement between Grove Isle Associates, Ltd. Grove Isle Clubs Inc., Grove Isle Investments, Inc. and Westbrook Grove Isle Associates, Ltd. dated November 19, 1996.	Incorporated by reference to Exhibit 10(e) to the 1996 Form 10-KSB

	(c)	Agreement Re: Lease Termination between Grove Isle Associates, Ltd. and Grove Isle Club, Inc. dated November 19, 1996.	Incorporated by reference to Exhibit 10(f) to the 1996 Form 10-KSB

	(d)	Amended and restated agreement between NAF Associates and the Company, dated August 31, 1999.	Incorporated by reference to Exhibit 10(f) to the 1999 Form 10-KSB

	(e)	Amendment to Amended and restated lease agreement between Grove Isle Associates, Ltd. and Westgroup Grove Isle Associates, Ltd. dated December 1, 1999.	Incorporated by reference to Exhibit 10(g) to the 1999 Form 10-KSB

	(f)	Lease agreement between Courtland Investments, Inc. and HMG Advisory Corp. dated December 1, 1999.	Incorporated by reference to Exhibit 10(h) to the 1999 Form 10-KSB

	(g)	2000 Incentive Stock Option Plan of HMG/ Courtland Properties, Inc.	Incorporated by reference to Exhibit 10(h) to the 2001 Form 10-KSB

	(h)	Amended and Restated Advisory Agreement between the Company and HMG Advisory Corp. effective January 1, 2003.	Incorporated by reference to Exhibit 10(i) and 10(j) to the 2002 Form 10-KSB

	(i)	Second Amendment to Amended and restated lease agreement included herein between Grove Isle Associated, Ltd. and Westgroup Grove Isle Associates, Ltd. dated September 15, 2004	Incorporated by reference to Exhibit 10(i) to the 2004 Form 10-KSB

	(j)	Operating Agreement of Grove Spa, LLC dated September 15, 2004	Incorporated by reference to Exhibit 10(j) to the 2004 Form 10-KSB

	(k)	Sublease between Westgroup Grove Isle Associates, Ltd. and Grove Spa, LLC dated September 15, 2004	Incorporated by reference to Exhibit 10(k) to the 2004 Form 10-KSB Included herein.

	(l)	Purchase and Sale Agreement (“Acquisition of Monty’s”) between Bayshore Restaurant Management Corp. and Bayshore Landing, LLC dated August 20, 2004	Incorporated by reference to Exhibit 10(l) to the 2004 Form 10-KSB

	(m)	Ground Lease between City of Miami and Bayshore Landing, LLC dated August 20, 2004 and related document	Incorporated by reference to Exhibit 10(m) to the 2004 Form 10-KSB

	(n)	Loan Agreement between Wachovia Bank and Bayshore Landing, LLC dated August 20, 2004	Incorporated by reference to Exhibit 10(n) to the 2004 Form 10-KSB

	(o)	Operating Agreement of Bayshore Landing, LLC dated August 19, 2004	Incorporated by reference to Exhibit 10(o) to the 2004 Form 10-KSB

	(p)	Management Agreement for Bayshore Rawbar, LLC executed by RMI, LLC	Incorporated by reference to Exhibit 10(p) to the 2004 Form 10-KSB

	(q)	Management Agreement for Bayshore Rawbar, LLC executed by HMG Advisory Bayshore, Inc.	Incorporated by reference to Exhibit 10(q) to the 2004 Form 10-KSB

	(r)	Management and Leasing Agreement for Bayshore Landing, LLC executed by RCI Bayshore, Inc.	Incorporated by reference to Exhibit 10(r) to the 2004 Form 10-KSB

	(s)	Assignment and Assumption of Management Agreement by Noble House Grove Isle, Ltd. To GH-Grove Isle Management LLC And Consent by Grove Spa, LLC	Incorporated by reference to Exhibit 10(s) to the 2008 Form 10-K

	(t)	Third Amendment to Amended and Restated Lease Agreement	Incorporated by reference to Exhibit 10(t) to the 2008 Form 10-K

	(u)	Assignment and Assumption of Lease and Consent of Landlord	Incorporated by reference to Exhibit 10(u) to the 2008 Form 10-K

	(v)	Amendment to Operating Agreement of Grove Spa, LLC, A Delaware Limited Liability Company	Incorporated by reference to Exhibit 10(v) to the 2008 Form 10-K

	(w)	First Amendment to Management Agreement	Incorporated by reference to Exhibit 10(w) to the 2008 Form 10-K

	(x)	Interest Purchase Agreement by and among Courtland Investments, Inc., HMG/Courtland Properties, Inc. as Seller and Grove Isle Yacht and Tennis Club, Inc. and Grove Isle Associates LLLP, CII Spa, LLC, Grove Isle Investments, Inc. CII Yacht Club, Inc. and Grove Isle Yacht Club Associates – February 25, 2013	Incorporated by reference to Exhibit 99.1 to Form 8-K filed on February 25, 2013.

	(y)	Membership Interests Purchase Agreement (HMG to Christoph) by and among The Christoph Family Trusts, as Purchasers and HMG Bayshore, LLC, Courtland Bayshore Rawbar, LLC and Courtland Bayshore Restaurant, LLC as Sellers	Incorporated by reference to Exhibit 10(y) to Form 8-K filed on April 3, 2013.

	(z)	Amended and Restated Operating Agreement of JY-TV Associates LLC.	Incorporated by reference to Exhibit 10(z) to Form 10-Q filed on November 14, 2014.

	(aa)	Agreement of Sale between JY-TV Associates, LLC and Murano 240, LLC dated December 13, 2017, including First and Second Amendments to Agreement of Sale, dated December 28, 2017 and January 10, 2018, respectively, and Assignment and Assumption of Agreement of Sale	Incorporated by reference to Exhibit 10(aa) to Form 8-K filed on February 23, 2018.

(14)		Code of Ethics for Chief Executive Officer and Senior Financial Officers dated May 2003	Incorporated by reference to Exhibit 14 to the 2004 Form 10-KSB

(21)		Subsidiaries to the Company	Included herein.

(31)	(a)	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herein.

	(b)	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herein.

(32)	(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002	Included herein.

	(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002	Included herein.

