Form 10-Q
period 2019-03-31
HMG COURTLAND PROPERTIES INC
filed 2019-05-15
CIK 311817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ________________________

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Emerging Growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act).   Yes ☐     No ☒

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock - Par value $1.00 per share	HMG	NYSE

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,013,292 common shares were outstanding as of May 15, 2019.

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

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(UNAUDITED)
ASSETS
Investment properties, net of accumulated depreciation:
Office building and other commercial property	$871,566	$875,198
Total investment properties, net	871,566	875,198

Cash and cash equivalents	18,559,499	19,738,174
Investments in marketable securities	3,606,821	3,075,718
Other investments	5,962,649	6,039,456
Investment in affiliate	1,424,848	1,637,985
Loans, notes and other receivables	1,769,195	1,796,926
Other assets	513,605	273,477
TOTAL ASSETS	$32,708,183	$33,436,934

LIABILITIES
Margin payable	$9,974,972	$9,857,918
Dividends payable	-	506,646
Accounts payable, accrued expenses and other liabilities	384,253	370,632
Amounts due to Adviser for incentive fee	40,426	40,426
Note payable to affiliate	1,000,000	1,340,000
Deferred income taxes payable	43,416	47,888
TOTAL LIABILITIES	11,443,067	12,163,510

STOCKHOLDERS' EQUITY
Excess common stock, $1 par value; 100,000 shares authorized: no shares issued	-	-
Common stock, $1 par value; 1,050,000 shares authorized, 1,046,393 shares issued as of March 31, 2019 and December 31, 2018	1,046,393	1,046,393
Additional paid-in capital	24,157,986	24,157,986
Less: Treasury shares at cost 33,101 shares	(340,281)	(340,281)
Undistributed gains from sales of properties, net of losses	54,642,764	54,642,764
Undistributed losses from operations	(58,484,923)	(58,473,807)
Total stockholders' equity	21,021,939	21,033,055
Noncontrolling interest	243,177	240,369
TOTAL EQUITY	21,265,116	21,273,424
TOTAL LIABILITIES AND EQUITY	$32,708,183	$33,436,934

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended
	March 31,
	2019	2018
REVENUES
Real estate rentals and related revenue	$18,786	$18,092
Total revenues	18,786	18,092

EXPENSES
Operating Expenses:
Rental and other properties	13,474	11,075
Adviser's base fee	165,000	165,000
General and administrative	81,090	84,643
Professional fees and expenses	79,431	102,252
Directors' fees and expenses	17,500	20,500
Depreciation expense	3,849	3,849
Interest expense	15,015	20,973
Total expenses	375,359	408,292

Loss before other income, income taxes and gain on sale of real estate	(356,573)	(390,200)

Net realized and unrealized gains (losses) from investments in marketable securities	180,474	(20,761)
Equity loss from operations of residential real estate partnership	-	(143,889)
Income from other investments, net	77,855	217,703
Interest, dividend and other income	85,463	90,608
Total other income	343,792	143,661

Loss before income taxes and gain on sale of real estate	(12,780)	(246,539)
Benefit from (provision for) income taxes	4,472	(27,205)
Net loss before gain on sale of real estate	(8,308)	(273,744)

Gain on sale of real estate, net of incentive fee	-	5,473,887
Net (loss) income	(8,308)	5,200,143
Gain attributable to noncontrolling interest	(2,808)	(9,250)
Net (loss) income attributable to the Company	$(11,116)	$5,190,893

Weighted average common shares outstanding-basic and diluted	1,013,292	1,007,399
Net (loss) income per common share: Basic and diluted
Basic and diluted (loss) income per share	$(0.01)	$5.15

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	Common Stock		Additional	Undistributed Gains from Sales of Properties	Undistributed Losses from	Treasury Stock		Total Stockholders'
	Shares	Amount	Paid-In Capital	Net of Losses	Operations	Shares	Cost	Equity

Balance as of January 1, 2018	$1,035,493	$1,035,493	$24,076,991	$52,208,754	$(57,120,991)	$33,101	$(340,281)	$19,859,966
Net income (loss) for three months ended March 31, 2018				5,473,887	(282,995)			5,190,892
Stock options exercised, net of 1,600 re-load shares	10,900	10,900	80,995					91,895
Dividend paid -$2.50 per share				(2,533,230)				(2,533,230)
Balance as of March 31, 2018	1,046,393	$1,046,393	$24,157,986	$55,149,411	$(57,403,986)	33,101	$(340,281)	$22,609,523

	Common Stock		Additional	Undistributed Gains from Sales of Properties	Undistributed Losses from	Treasury Stock		Total Stockholders'
	Shares	Amount	Paid-In Capital	Net of Losses	Operations	Shares	Cost	Equity
Balance as of January 1, 2019	1,046,393	1,046,393	24,157,986	54,642,765	(58,473,808)	33,101	(340,281)	21,033,055
Net loss for three months ended March 31, 2019					(11,116)			(11,116)
Balance as of March 31, 2019	1,046,393	$1,046,393	$24,157,986	$54,642,765	$(58,484,924)	33,101	$(340,281)	$21,021,939

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income attributable to the Company	$(11,116)	$5,190,893
Adjustments to reconcile net (loss) income attributable to the Company to net cash used in operating activities:
Depreciation expense	3,849	3,849
Income from other investments, net, excluding impairment losses	(77,855)	(217,703)
Equity loss from operations of residential real estate partnership	-	143,889
Equity gain from sale of residential real estate partnership, net	-	(5,473,887)
Net (gains) losses from investments in marketable securities	(180,474)	20,761
Net gain attributable to noncontrolling interest	2,808	9,250
Deferred income tax (benefit) expense	(4,472)	27,205
Changes in assets and liabilities:
Other assets and other receivables	(212,394)	53,233
Accounts payable, accrued expenses and other liabilities	13,619	(43,594)
Total adjustments	(454,919)	(5,476,997)
Net cash used in operating activities	(466,035)	(286,104)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sales and redemptions of marketable securities	645,931	993,516
Investments in marketable securities	(696,561)	(1,323,552)
Distribution from investment in residential real estate partnership	-	7,250,000
Distributions from other investments	175,008	579,304
Contributions to other investments	(328,108)	(344,953)
Distribution from affiliate	220,899	193,286
Purchases and improvements of properties	(218)	(6,677)
Net cash provided by investing activities	16,951	7,340,924

CASH FLOWS FROM FINANCING ACTIVITIES:
Margin borrowings, net of repayments	117,055	10,225,318
Dividend paid	(506,646)	(2,533,230)
Repayment of note payable to affiliate	(340,000)	(210,000)
Proceeds from stock options exercised	-	91,895
Net cash (used in) provided by financing activities	(729,591)	7,573,983

Net (decrease) increase in cash and cash equivalents	(1,178,675)	14,628,803

Cash and cash equivalents at beginning of the period	19,738,174	5,223,995

Cash and cash equivalents at end of the period	$18,559,499	$19,852,798

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$15,000	$21,000

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2018. The balance sheet as of December 31, 2018 was derived from audited consolidated financial statements as of that date. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718).” ASU 2018-07 simplifies the accounting for nonemployee stock-based payment transactions. This ASU is effective for public entities for interim and annual reporting periods beginning after December 15, 2018, and early application is permitted. The Company has adopted the guidance as of January 1, 2019 and there was no impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which created a new Topic, ASC Topic 842 and established the core principle that a lessee should recognize the assets, representing rights-of-use, and liabilities to make lease payments that arise from leases. For leases with a term of 12 months or less, a lessee is permitted to make an election under which such assets and liabilities would not be recognized, and lease expense would be recognized generally on a straight-line basis over the lease term. This ASU is effective for public entities for interim and annual reporting periods beginning after December 15, 2018, and early application is permitted. The adoption of this guidance on January 1, 2019 did not have an impact on the Company’s consolidated financial statements.

The Company does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

3.	INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities consist primarily of large capital corporate equity and debt securities in varying industries or issued by government agencies with readily determinable fair values. These securities are stated at market value, as determined by the most recent traded price of each security at the balance sheet date. Consistent with the Company's overall current investment objectives and activities its entire marketable securities portfolio is classified as trading. Accordingly, all unrealized gains (losses) on this portfolio are recorded in income. Included in investments in marketable securities is approximately $1.91 million and $1.76 million of large capital real estate investment trusts (REITs) as of March 31, 2019 and December 31, 2018, respectively.

Net realized and unrealized gain from investments in marketable securities for the three months ended March 31, 2019 and 2018 is summarized below:

	Three Months Ended March 31,
Description	2019	2018
Net realized loss from sales of securities	$(28,000)	$(8,000)
Unrealized net gain (loss) securities	208,000	(13,000)
Total net gain (loss) from investments in marketable securities	$180,000	$(21,000)

For the three months ended March 31, 2019, net realized losses from sales of marketable securities of approximately $28,000 consisted of approximately $31,000 of gross losses net of $3,000 of gross gains. For the three months ended March 31, 2018, net realized losses from sales of marketable securities of approximately $8,000 consisted of approximately $29,000 of gross losses net of $21,000 of gross gains.

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

As of March 31, 2019, the Company’s portfolio of other investments had an aggregate carrying value of approximately $6.0 million and we have committed to fund approximately $911,000 as required by agreements with the investees. The carrying value of these investments is equal to contributions less distributions and loss valuation adjustments, if any.

During the three months ended March 31, 2019, we made cash contributions to other investments of approximately $328,000. This consisted $200,000 in a new investment which holds residential mortgages acquired from a bank at discount and follow on contributions to existing investments of $128,000.

During the three months ended March 31, 2019, we received cash distributions from other investments of approximately $175,000. This consisted of distributions from existing investments (primarily real estate related). Also, in the first quarter of 2019 the Company’s $300,000 investments in a private insurance company publicly registered all shares and began trading on the NASDAQ on March 29, 2019. Accordingly, we have transferred this investment to marketable securities. As of March 31, 2019, this investment had an unrealized loss of approximately $99,000.

Net income from other investments for the three months ended March 31, 2019 and 2018, is summarized below:

	2019	2018
Partnerships owning real estate & related	$42,000	$132,000
Partnerships owning diversified businesses	28,000	15,000
Investment in other (private bank)	-	32,000
Income from investment in affiliate T.G.I.F. Texas, Inc.	8,000	39,000
Total net income from other investments	$78,000	$218,000

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2019 and December 31, 2018, aggregated by investment category and the length of time that investments have been in a continuous loss position:

	As of March 31, 2019
	12 Months or Less		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$-	$-	$132,000	$(18,000)	$132,000	$(18,000)
Partnerships owning diversified businesses investments	215,000	(17,000)	-	-	215,000	(17,000)
Total	$215,000	$(17,000)	$132,000	$(18,000)	$347,000	$(35,000)

	As of December 31, 2018
	12 Months or Less		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$-	$-	$132,000	$(18,000)	$132,000	$(18,000)
Partnerships owning diversified businesses investments	273,000	(27,000)	-	-	273,000	(27,000)
Total	$273,000	$(27,000)	$132,000	$(18,000)	$405,000	$(45,000)

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

In accordance with ASC Topic 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments there were no OTTI impairment valuation adjustments for the three months ended March 31, 2019 and 2018.

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC Topic 820, the Company measures cash and cash equivalents, marketable debt and equity securities at fair value on a recurring basis. Other investments are measured at fair value on a nonrecurring basis.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, using quoted prices in active markets for identical assets (Level 1) and significant other observable inputs (Level 2). For the periods presented, there were no major assets measured at fair value on a recurring basis which uses significant unobservable inputs (Level 3):

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurement at reporting date using
Description	Total March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Time deposits	$50,000	$-	$50,000	$-
Money market mutual funds	659,000	659,000	-	-
US T-bills	17,529,000	17,529,000
Marketable securities:
Corporate debt securities	562,000	-	562,000	-
Marketable equity securities	3,045,000	3,045,000	-	-
Total assets	$21,845,000	$21,233,000	$612,000	$-

	Fair value measurement at reporting date using
Description	Total December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Time deposits	$355,000	$-	$355,000	$-
Money market mutual funds	1,594,000	1,594,000	-	-
US T-bills	17,429,000	17,429,000
Marketable securities:
Corporate debt securities	502,000	-	502,000	-
Marketable equity securities	2,574,000	2,574,000	-	-
Total assets	$22,454,000	$21,597,000	$857,000	$-

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

The Company accounts for income taxes in accordance with ASC Topic 740, “Accounting for Income Taxes.” ASC Topic 740 requires a Company to use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes only pertain to CII. As of March 31, 2019, and December 31, 2018, the Company has recorded a net deferred tax liability of $43,000 and $48,000, respectively, primarily as a result of timing differences associated with the carrying value of the investment in affiliate (TGIF) and other investments. CII’s NOL carryover to 2019 is estimated at $854,000 and has been fully reserved due to CII historically having tax losses.

The (benefit from) provision for income taxes in the consolidated statements of income consists of the following:

Three months ended March 31,	2019	2018
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	$(3,000)	$32,000
State	(1,000)	5,000
	(4,000)	37,000
Decreased valuation allowance	-	(10,000)
Total	$(4,000)	$27,000

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2018. The Company’s federal income tax returns since 2014 are subject to examination by the Internal Revenue Service, generally for a period of three years after the returns were filed.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the consolidated financial statements as selling, general and administrative expense.

7.	STOCK OPTIONS

During the three months ended March 31, 2019 there were no options granted, expired or forfeited.

In January and March 2018 three directors and one officer exercised options to purchase a total of 10,900 shares at $9.31 per share (options to purchase 1,600 shares by one director were exchanged for new options via Stock Option Agreement re-load provision). Stock based compensation expense is recognized using the fair-value method for all awards.

The following table summarizes information concerning outstanding and exercisable options as of March 31, 2019:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by shareholders	1,600	$15.30	47,608
Equity compensation plan not approved by shareholders	—	—	—
Total	1,600	$15.30	47,608

As of March 31, 2019, the stock options outstanding and exercisable had no intrinsic value.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The Company reported net loss of approximately $11,000 (or $0.01 per share) for the three months ended March 31, 2019. For the three months ended March 31, 2018, the Company reported net income of approximately $5.19 million (or $5.15 per share).

REVENUES

Rentals and related revenues for the three months ended March 31, 2019 and 2018 were approximately $19,000 and $18,000, respectively and primarily consists of rent from the Advisor to CII for its corporate office.

Net realized and unrealized gain from investments in marketable securities:

Net realized and unrealized gain (loss) from investments in marketable securities for the three months ended March 31, 2019 and 2018 was approximately $180,000 and ($21,000), respectively. For further details, refer to Note 3 to Condensed Consolidated Financial Statements (unaudited).

Equity loss from operations in residential real estate partnership:

Equity loss from operations in residential real estate partnership for the three months ended March 31, 2018 was approximately $144,000. This project was sold in February 2018.

Net income from other investments:

Net income from other investments for the three months ended March 31, 2019 and 2018 was approximately $78,000 and $218,000, respectively. For further details, refer to Note 5 to Condensed Consolidated Financial Statements (unaudited).

EXPENSES

Professional fees and expenses for the three months ended March 31, 2019 as compared with the same period in 2018 decreased by approximately $23,000 (or 22%) primarily due to decreased tax consulting fees.

EFFECT OF INFLATION:

Inflation affects the costs of holding the Company's investments. Increased inflation would decrease the purchasing power of our mainly liquid investments.

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES

The Company's material commitments primarily consist of a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of approximately $1.0 million due on demand, contributions committed to other investments of approximately $911,000 due upon demand. The $9.97 million in margin is primarily related to the purchase of US T-bills at quarter end. The T-bills were sold in April 2019 and the related margin was repaid. The purchase of T-bills at each fiscal quarter end is for the purposes of qualifying for the REIT asset test. The funds necessary to meet these obligations are expected from the proceeds from the sales of investments, distributions from investments and available cash.

MATERIAL COMPONENTS OF CASH FLOWS

For the three months ended March 31, 2019, net cash used in operating activities was approximately $466,000, primarily consisting of operating expenses and $250,000 increase in other assets relating to deposits made on an anticipated new development of a multi-family residential real estate project near Fort Myers, Florida.

For the three months ended March 31, 2019, net cash provided by investing activities was approximately $17,000. This consisted primarily of net proceeds from sales and redemptions of marketable securities of $646,000, distributions from other investments of $175,000 and distribution from affiliate of $221,000. These sources of funds were partially offset by uses of cash consisting primarily of $697,000 in purchases of marketable securities and $328,000 of contributions to other investments.

For the three months ended March 31, 2019, net cash used in financing activities was approximately $730,000, consisting of $506,000 dividend paid and $340,000 principal payment on note due to affiliate. These uses of funds were partially offset by increased margin borrowings (net of repayments) of $117,000.

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

As previously reported on December 14, 2018, HMG announced that its Board of Directors has authorized the purchase of up to $500,000 of HMG common stock on the open market or through privately negotiated transactions. The program will be in place through December 31, 2021. During the three months ended March 31, 2019, there were no shares purchased as part of this publicly announced program.

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

HMG/COURTLAND PROPERTIES, INC.

Dated: May 15, 2019	/s/ Maurice Wiener
CEO and President

Dated: May 15, 2019	/s/Carlos Camarotti
Vice President- Finance and Controller
Principal Accounting Officer

