Form 10-Q
period 2019-06-30
HMG COURTLAND PROPERTIES INC
filed 2019-08-14
CIK 311817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 1,013,292 Common shares were outstanding as of August 14, 2019.

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

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2019
AND DECEMBER 31, 2018

	June 30,	December 31,
	2019	2018
	(UNAUDITED)
ASSETS
Investment properties, net of accumulated depreciation:
Office building and other commercial property	$870,216	$875,198
Total investment properties, net	870,216	875,198

Cash and cash equivalents	18,400,535	19,738,174
Investments in marketable securities	3,559,383	3,075,718
Other investments	6,153,233	6,039,456
Investment in affiliate	1,428,193	1,637,985
Loans, notes and other receivables	1,785,828	1,796,926
Investment in residential real estate partnership, Fort Myers, FL	450,000	200,000
Other assets	58,205	73,477
TOTAL ASSETS	$32,705,593	$33,436,934

LIABILITIES
Margin payable	$9,958,174	$9,857,918
Dividends payable	-	506,646
Accounts payable, accrued expenses and other liabilities	416,270	370,632
Amounts due to Adviser for incentive fee	-	40,426
Note payable to affiliate	1,000,000	1,340,000
Deferred income taxes payable	50,832	47,888
TOTAL LIABILITIES	11,425,276	12,163,510

STOCKHOLDERS’ EQUITY
Excess common stock, $1 par value; 100,000 shares authorized: no shares issued	-	-
Common stock, $1 par value; 1,050,000 shares authorized, 1,013,292 and outstanding as of June 30, 2019 and 1,046,393 shares issued as of December 31, 2018	1,013,292	1,046,393
Additional paid-in capital	23,850,806	24,157,986
Less: Treasury shares at cost 33,101 shares as of December 31, 2018	-	(340,281)
Undistributed gains from sales of properties, net of losses	54,642,764	54,642,764
Undistributed losses from operations	(58,475,373)	(58,473,807)
Total stockholders’ equity	21,031,489	21,033,055
Noncontrolling interest	248,828	240,369
TOTAL EQUITY	21,280,317	21,273,424
TOTAL LIABILITIES AND EQUITY	$32,705,593	$33,436,934

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
REVENUES
Real estate rentals and related revenue	$18,786	$18,091	$37,572	$36,183

EXPENSES
Operating expenses:
Rental and other properties	31,539	28,646	45,013	39,720
Adviser’s base fee	165,000	165,000	330,000	330,000
General and administrative	28,412	35,498	109,502	120,141
Professional fees and expenses	42,594	19,040	122,025	121,292
Directors’ fees and expenses	20,661	19,866	38,161	40,366
Depreciation and amortization	3,850	3,850	7,699	7,699
Interest expense	14,286	28,256	29,301	49,230
Total expenses	306,342	300,156	681,701	708,448

Loss before other income, income taxes and gain on sale of real estate	(287,556)	(282,065)	(644,129)	(672,265)

Net realized and unrealized gains from investments in marketable securities	60,082	45,223	240,556	24,462
Net income from other investments	97,126	72,705	174,981	290,408
Interest, dividend and other income	152,964	97,935	238,428	188,543
Equity loss from operations of residential real estate partnership	-	-	-	(143,890)
Total other income	310,172	215,863	653,965	359,523

Income (loss) before income taxes and gain on sale of real estate	22,616	(66,202)	9,836	(312,742)
Provision for income taxes	(7,416)	(6,374)	(2,944)	(33,579)
Net income (loss) before gain on sale of real estate	15,200	(72,576)	6,892	(346,321)

Gain on sale of real estate, net	-	-	-	5,473,887
Net income (loss)	15,200	(72,576)	6,892	5,127,566

Gain from non-controlling interest	(5,650)	(1,663)	(8,458)	(10,913)
Net income (loss) attributable to the company	$9,550	$(74,239)	$(1,566)	$5,116,653

Weighted average common shares outstanding-basic and diluted	1,013,292	1,013,292	1,013,292	1,010,362
Net income (loss) per common share:
Basic and diluted net income (loss) per share	$0.01	$(0.07)	$(0.00)	$5.06

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (Unaudited)

	Common Stock		Additional	Undistributed Gains from Sales of Properties	Undistributed Losses from	Treasury Stock		Total Stockholders’
	Shares	Amount	Paid-In Capital	Net of Losses	Operations	Shares	Cost	Equity

Balance as of January 1, 2018	$1,035,493	$1,035,493	$24,076,991	$52,208,754	$(57,120,991)	$33,101	$(340,281)	$19,859,966
Net income (loss) for three months ended March 31, 2018	-	-	-	5,473,887	(282,995)	-	-	5,190,892
Stock options exercised, net of 1,600 re-load shares	10,900	10,900	80,995	-	-	-	-	91,895
Dividend paid -$2.50 per share	-	-	-	(2,533,230)	-	-	-	(2,533,230)
Balance as of March 31, 2018	1,046,393	$1,046,393	$24,157,986	$55,149,411	$(57,403,986)	33,101	$(340,281)	$22,609,523
Net loss for three months ended June 30, 2018	-	-	-	-	(74,238)	-	-	(74,238)
Balance as of June 30, 2018	$1,046,393	$1,046,393	$24,157,986	$55,149,411	$(57,478,224)	33,101	$(340,281)	$22,535,285

	Common Stock		Additional	Undistributed Gains from Sales of Properties	Undistributed Losses from	Treasury Stock		Total Stockholders’
	Shares	Amount	Paid-In Capital	Net of Losses	Operations	Shares	Cost	Equity

Balance as of January 1, 2019	1,046,393	$1,046,393	$24,157,986	$54,642,764	$(58,473,807)	33,101	$(340,281)	$21,033,055
Net loss for three months ended March 31, 2019	-	-	-	-	(11,116)	-	-	(11,116)
Balance as of March 31, 2019	1,046,393	$1,046,393	$24,157,986	$54,642,764	$(58,484,923)	33,101	$(340,281)	$21,021,939
Net income for three months ended June 30, 2019	-	-	-	-	9,550	-	-	9,550
Retired 33,101 treasury shares	(33,101)	(33,101)	(307,180)	-	-	(33,101)	340,281	-
Balance as of June 30, 2019	1,013,292	$1,013,292	$23,850,806	$54,642,764	$(58,475,373)	-	$-	$21,031,489

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income attributable to the Company	$(1,566)	$5,116,653
Adjustments to reconcile net (loss) income attributable to the Company to net cash used in operating activities:
Depreciation expense	7,699	7,699
Net income from other investments, excluding impairment losses	(174,981)	(290,408)
Equity gain on sale of residential real estate partnership	-	(5,473,887)
Equity loss from operations of residential real estate partnership	-	143,890
Net gains from investments in marketable securities	(240,556)	(24,462)
Net gain attributable to non-controlling interest	8,458	10,913
Deferred income tax expense	2,944	33,579
Changes in assets and liabilities:
Other assets and other receivables	20,182	5,026
Accounts payable, accrued expenses and other liabilities	5,211	(548,357)
Total adjustments	(371,043)	(6,136,007)
Net cash used in operating activities	(372,609)	(1,019,354)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sales and redemptions of securities	836,411	1,035,099
Investments in marketable securities	(779,519)	(1,351,425)
Distribution from investment in residential real estate partnership, Orlando, FL	6,187	7,525,000
Contribution to investment in residential real estate partnership, Fort Myers, FL	(250,000)	-
Distributions from other investments	404,971	1,338,178
Contributions to other investments	(654,873)	(667,646)
Proceeds from collections of mortgage loans, notes, and other receivables	-	500,000
Distribution from affiliate	220,899	193,286
Purchases and improvements of properties	(2,718)	(19,797)
Net cash (used in) provided by investing activities	(218,642)	8,552,695

CASH FLOWS FROM FINANCING ACTIVITIES:
Margin borrowings, net of repayments	100,258	9,645,643
Dividends paid	(506,646)	(2,533,230)
Repayment of note payable to affiliate	(340,000)	(210,000)
Proceeds from stock options exercised	-	91,895
Net cash (used in) provided by financing activities	(746,388)	6,994,308

Net (decrease) increase in cash and cash equivalents	(1,337,639)	14,527,649
Cash and cash equivalents at beginning of the period	19,738,174	5,223,995
Cash and cash equivalents at end of the period	$18,400,535	$19,751,644

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$29,000	$49,000
NON-CASH INVESTING AND FINANCING ACTIVITES:
Retirement of treasury stock during period	$340,281	$-

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report for the year ended December 31, 2018. The balance sheet as of December 31, 2018 was derived from audited consolidated financial statements as of that date. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for future periods or the full year.

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

3. INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities consist primarily of large capital corporate equity and debt securities in varying industries or issued by government agencies with readily determinable fair values. These securities are stated at market value, as determined by the most recent traded price of each security at the balance sheet date. Consistent with the Company’s overall current investment objectives and activities its entire marketable securities portfolio is classified as trading. Accordingly, all unrealized gains (losses) on this portfolio are recorded in income. Included in investments in marketable securities is approximately $1.95 million and $1.76 million of large capital real estate investment trusts (REITs) as of June 30, 2019 and December 31, 2018, respectively.

Net realized and unrealized gain from investments in marketable securities for the three and six months ended June 30, 2019 and 2018 is summarized below:

	Three months ended June 30,		Six months ended June 30,
Description	2019	2018	2019	2018
Net realized gain (loss) from sales of securities	$16,000	$4,000	$(11,000)	$(4,000)
Unrealized net gain in trading securities	44,000	41,000	252,000	28,000
Total net gain from investments in marketable securities	$60,000	$45,000	$241,000	$24,000

For the three months ended June 30, 2019, net realized gain from sales of marketable securities was approximately $16,000 which consisted of $18,000 of gross gains and $2,000 of gross losses. For the six months ended June 30, 2019, net realized loss from sales of marketable securities was approximately $11,000 and consisted of approximately $32,000 of gross losses net of $21,000 of gross gains.

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

4. OTHER INVESTMENTS

As of June 30, 2019, the Company’s portfolio of other investments had an aggregate carrying value of approximately $6.2 million and we have committed to fund approximately $884,000 as required by agreements with the investees. The carrying value of these investments is equal to contributions less distributions and loss valuation adjustments, if any.

During the six months ended June 30, 2019, we made cash contributions to other investments of approximately $655,000. This consisted of $500,000 in two new investments. One for $200,000 which holds residential mortgages acquired from a bank at discount and the other for $300,000 in a partnership that is constructing residential apartments in Atlanta, GA. We also made follow on contributions to existing investments of approximately $155,000.

During the six months ended June 30, 2019, we received cash distributions from other investments of approximately $405,000. This consisted of distributions from existing investments (primarily real estate related). Also, in the first quarter of 2019 the Company’s $300,000 investments in a private insurance company publicly registered all shares and began trading on the NASDAQ on March 29, 2019. Accordingly, we have transferred this investment to marketable securities. As of June 30, 2019, this investment had an unrealized loss of approximately $94,000.

Net income from other investments for the three and six months ended June 30, 2019 and 2018, is summarized below:

	Three months ended June 30,		Six months ended June 30,
Description	2019	2018	2019	2018
Partnerships owning real estate and related	$85,000	$32,000	$127,000	$164,000
Partnerships owning diversified businesses	9,000	27,000	37,000	42,000
Other (bank stocks)	-	2,000	-	34,000
Income from investment in 49% owned affiliate (T.G.I.F. Texas, Inc.)	3,000	12,000	11,000	51,000
Total net income from other investments	$97,000	$73,000	$175,000	$291,000

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2019 and December 31, 2018, aggregated by investment category and the length of time that investments have been in a continuous loss position:

	As of June 30, 2019
	12 Months or Less		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	-	-	$139,000	$(10,000)	$139,000	$(10,000)
Partnerships owning diversified businesses investments	$282,000	$(26,000)	-	-	282,000	(26,000)
Total	$282,000	$(26,000)	$139,000	$(10,000)	$421,000	$(36,000)

	As of December 31, 2018
	12 Months or Less		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$-	$-	$132,000	$(18,000)	$132,000	$(18,000)
Partnerships owning diversified businesses investments	273,000	(27,000)	-	-	273,000	(27,000)
Total	$273,000	$(27,000)	$132,000	$(18,000)	$405,000	$(45,000)

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

In accordance with ASC Topic 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments there were no impairment valuation adjustments for the three and six months ended June 30, 2019 and 2018.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC Topic 820, the Company measures cash and cash equivalents and marketable debt and equity securities at fair value on a recurring basis. Other investments are measured at fair value on a nonrecurring basis.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, using quoted prices in active markets for identical assets (Level 1) and significant other observable inputs (Level 2). For the periods presented, there were no major assets measured at fair value on a recurring basis where significant unobservable inputs were used (Level 3):

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurement at reporting date using
Description	Total June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$716,000	$716,000	-	$-
US T-Bills	17,341,000	17,341,000
Marketable securities:
Corporate debt securities	460,000	-	$460,000	-
Marketable equity securities	3,100,000	3,100,000	-	-
Total assets	$21,617,000	$21,157,000	$460,000	$-

	Fair value measurement at reporting date using
Description	Total December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Time deposits	$355,000	$-	$355,000	$-
Money market mutual funds	1,594,000	1,594,000	-	-
US T-Bills	17,429,000	17,429,000
Marketable securities:
Corporate debt securities	502,000	-	502,000	-
Marketable equity securities	2,574,000	2,574,000	-	-
Total assets	$22,454,000	$21,597,000	$857,000	$-

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

The Company accounts for income taxes in accordance with ASC Topic 740, “Accounting for Income Taxes.” ASC Topic 740 requires a Company to use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes only pertain to CII. As of June 30, 2019, and December 31, 2018, the Company has recorded a net deferred tax liability of $51,000 and $48,000, respectively, primarily as a result of timing differences associated with the carrying value of the investment in affiliate (TGIF) and other investments. CII’s NOL carryover to 2019 is estimated at $854,000 and has been fully reserved due to CII historically having tax losses.

The provision for income taxes in the consolidated statements of comprehensive income consists of the following:

Six months ended June 30,	2019	2018
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	$(2,000)	$39,000
State	(1,000)	6,000
	(3,000)	45,000
Decreased valuation allowance	-	(11,000)
Total	$(3,000)	$34,000

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

7. STOCK OPTIONS

During the six months ended June 30, 2019 there were no options granted, expired or forfeited.

In January and March 2018 three directors and one officer exercised options to purchase a total of 10,900 shares at $9.31 per share (options to purchase 1,600 shares by one director were exchanged for new options via Stock Option Agreement re-load provision). Stock based compensation expense is recognized using the fair-value method for all awards.

The following table summarizes information concerning outstanding and exercisable options as of June 30, 2019:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by shareholders	1,600	$15.30	47,608
Equity compensation plan not approved by shareholders	—	—	—
Total	1,600	$15.30	47,608

As of June 30, 2019, the stock options outstanding and exercisable had no intrinsic value.

8. SUBSEQUENT EVENT

As previously reported on Form 8-K dated July 19, 2019, pursuant to the terms of a Construction and Mini Perm Loan Agreement (“Loan Agreement”), between Murano At Three Oaks Associates LLC, a Florida limited liability company formed in September 2018 (the “Borrower”) which is 25% owned by HMG, and PNC Bank, National Association (“Lender”), Lender provided a construction loan to the Borrower for the principal sum of approximately $41.59 million (“Loan”). The proceeds of the Loan shall be used to finance the construction of multi-family residential apartments containing 318 units totaling approximately 312,000 net rentable square feet on a 17.5-acre site located in Fort Myers, Florida (“Project”). The Project site was purchased by the Borrower concurrently with the closing of the Loan. Total development costs for the Project are estimated at $56.08 million and the Borrower’s equity totals approximately $14.49 million. HMG’s share of the equity is 25%, or approximately $3.62 million, of which $2.70 million has been funded to date including $2.25 million funded on July 2, 2019.

HMG and the other members (or affiliates thereof) of the Borrower (“Guarantors”) entered into a Completion Guaranty (“Completion Guaranty”) and a Guaranty and Suretyship Agreement (“Repayment Guaranty”) (collectively, the “Guaranties”). Under the Completion Guaranty, each Guarantor shall unconditionally guaranty, as a primary obligor, and become surety for the prompt payment and performance by Borrower of the “Guaranteed Obligations” (as defined). Under the Repayment Guaranty, Guarantor unconditionally guarantees, as a primary obligor, and becomes surety for the prompt payment and performance of, as defined (i) all Interest Obligations, (ii) all Loan Document Obligations, (iii) all Expense Obligations, (iv) the Carrying Cost Obligations, (v) the Principal Amount, (vi) interest on each of the foregoing including, if applicable, interest at the Default Rate (as defined). At all times prior to the First Reduction Date (as defined below), the Guarantors are collectively responsible for 30% of the Principal Obligations, (ii) at all times after the First Reduction Date, the Guarantors are collectively responsible for15% of the Principal Obligations, and (iii) at all times after the Second Reduction Date, 0% of the Principal Obligations. First Reduction Conditions” means satisfaction of the following conditions: (i) no Event of Default has occurred and is continuing; (ii) Completion of Construction has occurred; and (iii)   the Project has achieved a DSCR of not less than 1.25 to 1.00 for two (2) consecutive fiscal quarters.

Each Guarantor is required to maintain compliance with the following financial covenants, as defined: (1) liquidity shall not be less than $2.5 million. Liquidity is defined as the sum of unencumbered, unrestricted cash and cash equivalents and marketable securities, and (2) net worth shall not be less than $10 million.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The Company reported net income of approximately $10,000 ($0.01 per share) for the three months ended June 30, 2019, and a net loss of approximately $2,000 for the six months ended June 30, 2019. The Company reported a net loss of approximately $74,000 ($0.07 per share) for the three months ended June 30, 2018, and net income of approximately $5.1 million ($5.06 per share) for the six months ended June 30, 2018.

REVENUES

Rentals and related revenues for the three and six months ended June 30, 2019 were approximately $19,000 and $38,000, respectively and primarily consists of rent from the Advisor to CII for its corporate office. For the three and six months ended June 30, 2018 rental and related revenues were $18,000 and $36,000, respectively.

Net realized and unrealized gains from investments in marketable securities:

Net realized gain from the sale of marketable securities for the three months ended June 30, 2019 was approximately $16,000. Net realized loss from the sale of marketable securities for the six months ended June 30, 2019 was approximately $11,000. Unrealized net gain from investments in marketable securities for the three and six months ended June 30, 2019 was approximately $44,000 and $252,000, respectively. Net realized gain from the sale of marketable securities for the three months ended June 30, 2019 was approximately $16,000. Net realized gain from the sale of marketable securities for the three months ended June 30, 2018 was approximately $4,000. Net realized loss from the sale of marketable securities for the six months ended June 30, 2018 was approximately $4,000. Unrealized net gain from investments in marketable securities for the three and six months ended June 30, 2018 was approximately $41,000 and $29,000, respectively. For further details refer to Note 3 to Condensed Consolidated Financial Statements (unaudited).

Equity loss from operations in residential real estate partnership (Orlando, FL):

Equity loss from operations in residential real estate partnership for the six months ended June 30, 2018 was approximately $144,000. This property was sold in February 2018 and the Company recognized a gain on the sale of approximately $5.47 million, net of incentive fee in the first quarter of 2018.

Net income from other investments:

Net income from other investments for the three and six months ended June 30, 2019 was approximately $97,000 and $175,000, respectively. Net income from other investments for the three and six months ended June 30, 2018 was approximately $73,000 and $291,000, respectively. For further details refer to Note 4 to Condensed Consolidated Financial Statements (unaudited).

Interest, dividend and other income:

Interest, dividend and other income for the three and six months ended June 30, 2019 was approximately $153,000 and $238,000, respectively. Interest, dividend and other income for the three and six months ended June 30, 2018 was approximately $98,000 and $188,000, respectively. The increases in the three and six-month comparable periods was primarily due to increased interest income from investments in US T-bills.

EXPENSES

Interest expense for the three and six months ended June 30, 2019 as compared with the same periods in 2018 decreased by approximately $14,000 (49%) and $20,000 (41%), respectively. The decreases in the three and six- month comparable periods were primarily due to decrease margin borrowings and decreased Note Payable to Affiliate.

EFFECT OF INFLATION:

Inflation affects the costs of holding the Company’s investments. Increased inflation would decrease the purchasing power of our mainly liquid investments.

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES

The Company’s material commitments primarily consist of a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of approximately $1.0 million due on demand, contributions committed to other investments of approximately $884,000 due upon demand. The $9.96 million in margin is primarily related to the purchase of US T-bills at quarter end. The T-bills were sold in July 2019 and the related margin was repaid. The purchase of T-bills at each fiscal quarter end is for the purposes of qualifying for the REIT asset test. The funds necessary to meet these obligations are expected from the proceeds from the sales of investments, distributions from investments and available cash.

MATERIAL COMPONENTS OF CASH FLOWS

For the six months ended June 30, 2019, net cash used in operating activities was approximately $371,000, primarily consisting of operating expenses less interest, dividend and other income.

For the six months ended June 30, 2019, net cash used in investing activities was approximately $219,000. This consisted primarily of purchases of marketable securities of $780,000, contribution to other investments of $655,000 and contribution to investment in residential partnership (Fort Myers, FL) of $250,000. These uses of funds were partially offset by sources of cash consisting primarily of $836,000 of net proceeds from sales and redemptions of marketable securities, distributions from other investments of $405,000 and distribution from affiliate of $221,000.

For the six months ended June 30, 2019, net cash provided by financing activities was approximately $746,000, consisting of $506,000 dividends paid and $340,000 principal payment on note due to affiliate. These uses of funds were partially offset by increased margin borrowings (net of repayments) of $100,000.

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

As previously reported on December 14, 2018, HMG announced that its Board of Directors has authorized the purchase of up to $500,000 of HMG common stock on the open market or through privately negotiated transactions. The program will be in place through December 31, 2021. During the six months ended June 30, 2019, there were no shares purchased as part of this publicly announced program.

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

HMG/COURTLAND PROPERTIES, INC.

/s/Maurice Wiener
Dated: August 14, 2019	CEO and President

/s/Carlos Camarotti
Dated: August 14, 2019	CFO and Vice President

