Form 10-K
period 2019-12-31
HMG COURTLAND PROPERTIES INC
filed 2020-03-18
CIK 311817

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐	(Do not check if a smaller reporting company)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock - Par value $1.00 per share	HMG	NYSE Amex

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant (excludes shares of voting stock held by directors, executive officers and beneficial owners of more than 10% of the Registrant’s voting stock; however, this does not constitute an admission that any such holder is an “affiliate” for any purpose) based on the closing price of the stock as traded on the NYSE Amex Exchange on the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2019) was $5,792,476. The number of shares outstanding of the issuer’s common stock, $1 par value as of the latest practicable date: 1,013,292 shares of common stock, $1 par value, as of March 18, 2020.

Part I.

Cautionary Statement.

An investment in our common stock involves a high degree of risk. These risks should be considered carefully with the uncertainties described below, and all other information included in this Annual Report on Form 10-K, before deciding whether to purchase our common stock. Additional risks and uncertainties not currently known to management or that management currently deems immaterial may also become important factors that may harm our business, financial condition or results or operations. The trading price of our common stock could decline due to any of these risks and uncertainties and you may lose part or all your investment.

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

As previously reported on Form 8-K dated July 19, 2019, pursuant to the terms of a Construction and Mini Perm Loan Agreement ("Loan Agreement"), between Murano At Three Oaks Associates LLC, a Florida limited liability company formed in September 2018 (the “Borrower”) which is 25% owned by HMG, and PNC Bank, National Association ("Lender"), Lender provided a construction loan to the Borrower for the principal sum of approximately $41.59 million (“Loan”). The proceeds of the Loan shall be used to finance the construction of multi-family residential apartments containing 318 units totaling approximately 312,000 net rentable square feet on a 17.5-acre site located in Fort Myers, Florida ("Project").  The Project site was purchased by the Borrower concurrently with the closing of the Loan. Total development costs for the Project are estimated at approximately $56.08 million and the Borrower’s equity totals approximately $14.49 million. HMG’s share of the equity is 25%, or approximately $3.62 million.  As of December 31, 2019, there was no outstanding balance on the Loan.  In 2020, there have been two draws on the Loan totaling approximately $2.7 million. The project is on budget and as a percentage of the total budget the amount completed is approximately 31%.

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

Each Guarantor is required to maintain compliance with the following financial covenants, as defined: (1) liquidity shall not be less than $2.5 million. Liquidity is defined as the sum of unencumbered, unrestricted cash and cash equivalents and marketable securities, and (2) net worth shall not be less than $10 million.  As of December 31, 2019, HMG was in compliance with all covenants required by Guarantors in the Loan Agreement.

The Company’s portfolio of REIT marketable securities consists primarily of preferred equity of large capital publicly traded REITs with a market value of approximately $1.86 million as of December 31, 2019.

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

The Company may realize gains and losses in its overall investment portfolio from time to time to take advantage of market conditions and/or manage the portfolio’s resources and the Company’s tax liability. The Company may utilize margin for its marketable securities purchases using standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management. The Company may also use options and futures to hedge concentrated stock positions and index futures to hedge against market risk and enhance the performance of the Company’s portfolio while reducing the overall portfolio’s risk and volatility.

The Company’s other investments consist primarily of nominal equity interests in various privately held entities, including limited partnerships whose purpose is to invest venture capital funds in growth-oriented enterprises. The Company does not have significant influence over any investee and the Company’s investments typically represent less than 5% of the investee’s ownership. Some of these investments give rise to exposure resulting from the volatility in capital markets. The Company mitigates its risks by diversifying its investment portfolio. Information with respect to the amounts and types of other investments including the nature of the declines in value is set forth in Note 4 of the Notes to Consolidated Financial Statements.

Reference is made to Item 13. Certain Relationships and Related Transactions and Director Independence for discussion of the Company’s organizational structure and related party transactions.

Investment in Affiliate.

The Company’s investment in affiliate consists of a 49% equity interest in T.G.I.F. Texas, Inc. (“TGIF”). TGIF was incorporated in Texas and operates solely from the Company’s corporate office in Miami, Florida. The Company’s CEO, Maurice Wiener, is also the CEO of TGIF. Its assets consist primarily of promissory notes receivable from its shareholders including CII and Mr. Wiener and other investments including marketable debt and equity securities. This investment’s carrying value as of December 31, 2019 and 2018 was approximately $1.4 million and $1.6 million, respectively. CII’s note payable to TGIF which is due on demand was approximately $1.0 million and $1.3 million as of December 31, 2019 and 2018, respectively. Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Insurance, Environmental Matters and Other:

In the opinion of management, all significant real estate assets of the Company are adequately covered by insurance or are self-insured.

As previously reported, in May 2018, the Company (an approximate 70% owner) and the other (approximate 30%) owner of a 6-acre property located in Montpelier, Vermont (the “Property”), together “the Owners”, received a Determination of Eligibility under the Brownfields Reuse and Liability Limitation Act (BRELLA) related to an environmental remediation (“the remediation plan”) of the Property.  Under BRELLA the Owners will receive a Certificate of Completion upon performance of all actions required under the approved corrective action plan developed for the Property.  Statutory liability protections become effective upon issuance of the Certificate of Completion.  Forbearance from state enforcement action is in effect during the BRELLA provided that all required activities are being implemented in good faith. Areas of concern identified in the Phase II Environmental Site Assessment conducted by an environmental consulting firm in consultation with the Vermont Department of Environmental Conservation (VTDEC) include (1) discharges of coal tar to the bank of the Winooski River on the northern portion of the property (the “River Coal Tar”), (2) buried coal tar present in several locations on the northern portion of the Property (the “Subsurface Coal Tar”) and (3) urban fill soils (the “Urban Fill Soils”) located throughout the southern portion of the property.  In April 2019, the Owners entered into a Pre-Development Agreement with an unrelated local Montpelier real estate developer to remediate the Property.  The Owners agreed to pay a fixed fee of $500,000 to the local developer to implement the remediation plan.  The Company’s portion of the fixed fee is approximately 70%, or $350,000 and has been accrued on the consolidated financial statements as of December 31, 2019. The remediation work began in December 2019.  Groundwater monitoring will continue for another year before a Certificate of Completion can be issued.

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

On July 25, 2019, the shareholders of the Company approved the renewal of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2020 and expiring December 31, 2020.

The Adviser is majority owned by Mr. Wiener. The officers and directors of the Adviser are as follows: Maurice Wiener, Chairman of the Board, Chief Executive officer and President and Carlos Camarotti, Vice President - Finance and Assistant Secretary.

Advisory Fees. For the years ended December 31, 2019 and 2018, the Company and its subsidiaries incurred Adviser fees of approximately $741,000 and $1,300,000, respectively.  This consisted of $660,000 in regular compensation for 2019 and 2018, and $81,000 and $640,000 in incentive fee compensation for 2019 and 2018, respectively.

Item 2. Description of Property.

Executive offices (Coconut Grove, Florida). The principal executive offices of the Company and the Adviser are located at 1870 South Bayshore Drive, Coconut Grove, Florida, 33133, in premises owned by the Company’s subsidiary CII and is primarily leased to the Adviser pursuant to a lease agreement originally dated December 1, 1999.  In December 2019, the lease was renewed for one year with one one-year extension options remaining with an increase in rent of 5% per year. The lease (as extended) provides for base rent of $61,261 per year beginning on December 1, 2019 and payable in equal monthly installments during the term of the lease which expires (unless extended) on December 1, 2020. The Adviser, as tenant, pays utilities, certain maintenance and security expenses relating to the leased premises.

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

Part II.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

The high and low per share closing sales prices of the Company’s stock on the NYSE Amex Exchange (ticker symbol: HMG) for each quarter during the past two years were as follows:

	High	Low
March 31, 2019	$16.23	$12.60
June 30, 2019	$14.63	$13.17
September 30, 2019	$14.20	$13.16
December 31, 2019	$14.09	$12.83

March 31, 2018	$18.45	$12.59
June 30, 2018	$15.40	$12.64
September 30, 2018	$15.65	$13.88
December 31, 2018	$14.75	$13.60

On December 13, 2019 the Company declared a dividend of $0.50 per share (72% capital gain and 28% return of capital) which was payable on January 13, 2020 to all shareholders of record as of December 30, 2019.

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

As of March 8, 2020, there were approximately 391 shareholders of record of the Company’s common stock.

The following table illustrates securities currently authorized for issuance under the Company’s equity compensation plan, the 2011 Stock Option Plan:

	Number of securities
	to be issued upon	Weighted average	Number of securities remaining
	exercise of	exercise price of	available for future issuance under
	outstanding options	outstanding options	equity compensation plans
Equity compensation plan approved by shareholders	9,600	$13.55	36,608
Equity compensation plan not approved by shareholders	—	—	—
Total	9,600	$13.55	36,608

On July 25, 2019 the Company granted options to purchase 8,000 shares of the Company’s common stock to three directors and one officer.  The exercise price of the options is equal to $13.20 per share, the market price of the stock on the date of grant and the options expires on June 29, 2021.

The following table summarizes stock option activity during the year ended December 31, 2019:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Outstanding at January 1, 2019	1,600	$15.30
Exercised	-	-
Forfeited	-	-
Expired unexercised	-	-
Granted options	8,000	13.20
Outstanding at December 31, 2019	9,600	$13.55

As of December 31, 2019, the options outstanding and exercisable had no intrinsic value.

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

As previously reported on December 14, 2018, HMG announced that its Board of Directors has authorized the purchase of up to $500,000 of HMG common stock on the open market or through privately negotiated transactions.  The program will be in place through December 31, 2021.  During the years ended December 31, 2019 and 2018, there were no shares purchased as part of this publicly announced program.

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

Marketable Securities. All unrealized gains and losses on the Company’s investment portfolio are included in the Consolidated Statements of Income. Our investments in equity and debt marketable securities are carried at fair value and based on quoted market prices or other observable inputs. Marketable securities are subject to fluctuations in value in accordance with market conditions.

Other Investments. The Company’s other investments consist primarily of nominal equity interests in various privately held entities, including limited partnerships whose purpose is to invest venture capital funds in growth-oriented enterprises. The Company does not have significant influence over any investee and the Company’s investment typically represents less than 3% of the investee’s ownership. These investments generally do not meet the criteria of accounting under the equity method and are carried at cost less distributions and other than temporary unrealized losses. These investments do not have available quoted market prices, so we must rely on valuations and related reports and information provided to us by those entities for the purposes of determining other-than-temporary declines. These valuations are by their nature subject to estimates which could change significantly from period to period. The Company regularly reviews the underlying assets in its other investment portfolio for events, that may indicate the investment has suffered other-than-temporary decline in value including.  These events include but are not limited to bankruptcies, closures and declines in estimated fair value. When a decline is deemed other-than-temporary, we permanently reduce the cost basis component of the investments to its estimated fair value, and the loss is recorded as a component of income from other investments. As such, any recoveries in the value of the investments will not be recognized until the investments are sold.

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

Results of Operations:

For the years ended December 31, 2019 and 2018, the Company reported net income of approximately $270,000 ($0.27 per share) and $4.1 million ($4.07 per share), respectively.

Revenues:

Total revenues for the years ended December 31, 2019 and 2018 were approximately $75,000 and $73,000, respectively.   This is primarily comprised of rental revenue from the leasing of the corporate offices to the Adviser.

Expenses:

Total expenses for the year ended December 31, 2019 as compared to that of 2018 decreased by approximately $353,000 (or 21%).

Operating expenses of rental and other properties decreased by approximately $292,000 (or 68%).  This decrease was primarily due to non-recurring costs to remediate the Company’s Montpelier, Vermont property as previously disclosed in Form 10-Q for the period ended September 30, 2018. The Company agreed to pay a fixed fee of $500,000 to a third-party local developer to implement the remediation plan.  The Company’s portion of the fixed fee is approximately 70%, or $350,000. The remediation work began in December 2019.

General and administrative expenses for the year ended December 31, 2019 as compared to that of 2018 decreased by approximately $39,000 (or 18%) primarily due to non-recurring expenses approximately $56,000 expensed in 2018 relating to a proposed property development in Orlando, Florida did not proceed and was terminated.

Interest expense for the year ended December 31, 2019 as compared to that of 2018 decreased by approximately $33,000 (or 37%) primarily due to decreased broker margin balances and lower outstanding debt balance due to affiliate.

Other Income:

Net realized and unrealized gains from investments in marketable securities:

Net gain (loss) from investments in marketable securities, including marketable securities distributed by partnerships in which the Company owns minority positions, for the years ended December 31, 2019 and 2018, is as follows:

	2019	2018
Net realized gain from sales of marketable securities	$42,000	$51,000
Net unrealized gain (loss) from marketable securities	236,000	(454,000)
Total net gain (loss) from investments in marketable securities	$278,000	$(403,000)

Net realized gain from sales of marketable securities consisted of approximately $108,000 of gains net of $66,000 of losses for the year ended December 31, 2019. The comparable amounts in fiscal year 2018 were approximately $240,000 of gains net of $189,000 of losses.

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

Equity gain (loss) in residential real estate partnerships:

For the year ended December 31, 2019 a gain of approximately $4,000 represents our portion of interest income earned on funds invested in Murano At Three Oaks Associates LLC (Fort Myers, Florida) prior to commencement of development.

For the year ended December 31, 2018 (through the date of sale) JY-TV Associates LLC (Orlando, Florida) reported a net loss from operations of approximately $411,000, which includes depreciation and amortization expense of $447,000 and interest expense of $159,000.  The Company’s portion of the 2018 loss from operations was approximately $137,000.  As previously reported on Form 8-K dated February 20, 2018,  JY-TV Associates, LLC, a Florida limited liability company (“JY-TV”) (“Seller”) an entity one-third owned by HMG, completed the sale of its multi-family residential apartments located in Orlando, Florida pursuant to the previously reported Agreement of Sale (the “Agreement”) to Murano 240, LLC (as per an Assignment and Assumption of Agreement of Sale with Cardone Real Estate Acquisitions, LLC), a Delaware limited liability company, an unrelated entity (“Purchaser”).  The final sales price was $50,150,000 and the sales proceeds were received in cash and payment of outstanding debt. The gain on the sale to HMG was approximately $5.5 million, net of the incentive fee.

Income from other investments is summarized below (excluding other than temporary impairment losses):

	2019	2018
Partnerships owning real estate and related investments (a)	$668,000	$217,000
Venture capital funds – diversified businesses (a)	113,000	63,000
Venture capital funds – technology businesses	-	34,000
Investment in 49% owned affiliate and other (b)	25,000	74,000
Total income from other investments	$806,000	$388,000

(a) The gains in 2019 and 2018 consist of various cash distributions from investments owning real estate and related investments and diversified businesses which made cash distributions from the sale or refinancing of operating companies or properties.  During the year ended December 31, 2019, we received cash distributions from other investments of approximately $2,059,000.  This consisted of distributions from existing investments (primarily real estate related). In December 2019 we received $409,000 from a partnership which sold one of its two rental apartments in Atlanta, Georgia and we recognized a gain of $109,000, before incentive fee. In September 2019 we received $563,000 from a partnership which sold its sole asset, a multifamily residential property located in Austin, Texas and we recognized a gain of $429,000, before incentive fee.  The remaining gains from real estate and related investments were from distributions made in excess of our carrying value. In August 2019, we redeemed a stock fund for $316,000 and recognized a gain of $66,000, before incentive fee. Also, in the first quarter of 2019 the Company’s $300,000 investments in a private insurance company publicly registered all shares and began trading on the NASDAQ on March 29, 2019.  Accordingly, we have transferred this investment to marketable securities.  As of December 31, 2019, this investment had an unrealized loss of approximately $111,000.

(b) This gain represents income from the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”).  In 2019 and 2018 TGIF declared and paid a cash dividend of which the Company’s portion was approximately $221,000 and $193,000, respectively. These dividends were recorded as reduction in the investment carrying value as required under the equity method of accounting for investments.

Other than temporary impairment (“OTTI”) losses from other investments:

There were no OTTI losses for the year ended December 31, 2019 and 2018.

Income or loss from other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s net earnings. However, the amount of investment gain or loss from other investments for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

Interest, dividend and other income

Interest, dividend and other income for the year ended December 31, 2019 as compared with 2018 increased by approximately $97,000 (or 25%).  This was primarily due to increased interest income from T-bills and increased interest income earned on new loans made in late December 2018.

(Provision for) benefit from income taxes:

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

The provision for income taxes for the year ended December 31, 2019 was approximately $29,000 and is primarily attributable to deferred tax expense relating to CII.  The benefit from income taxes for the year ended December 31, 2018 was approximately $39,000 and was primarily attributable to deferred tax benefit relating to CII.

As of December 31, 2019, the Company, excluding its taxable REIT subsidiary, CII, is expected to have a tax net operating loss carryover (NOL) of approximately $447,000.

The Company’s 95%-owned taxable REIT subsidiary, CII, files a separate income tax return and its operations are not included in the REIT’s income tax return.

For CII, the Company follows the liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amount and the tax basis of assets and liabilities at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. As a result of timing differences associated with the carrying value of other investments, unrealized gains and losses of marketable securities, depreciable assets and the future benefit of a net operating loss, as of December 31, 2019, and 2018 the Company has recorded a net deferred tax liability of $80,000 and $48,000, respectively.

As of December 31, 2019, CII has an estimated NOL of approximately $949,000 which has been fully reserved due to CII historically having tax losses.

Effect of Inflation.

Inflation affects the costs of maintaining the Company’s investments.

Liquidity, Capital Expenditure Requirements and Capital Resources.

The Company’s material commitments primarily consist of a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of approximately $1.0 million due on demand (see Item 13. Certain Relationships and Related Transactions and Director Independence), and contributions committed to other investments of approximately $792,000 due upon demand. The $9.9 million in margin is primarily related to the purchase of US T-bills at quarter end.  The T-bills were sold in January 2020 and the related margin was repaid.  The purchase of T-bills at each fiscal quarter end is for the purposes of qualifying for the REIT asset test. The funds necessary to meet the other obligations are expected from the proceeds from the sales of investments, distributions from investments and available cash and equivalents ($15.4 million at December 31, 2019).

A summary of the Company’s contractual cash obligations at December 31, 2019 is as follows:

	Payments Due by Period
Contractual
Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Note payable	$1,000,000	$1,000,000	—	—	—
Other investments commitments	792,000	792,000	—	—	—
Total	$1,792,000	$1,792,000	—	—	—

The timing of amounts due under commitments for other investments is determined by the managing partners of the individual investments.

Material Changes in Operating, Investing and Financing Cash Flows.

The Company’s cash flows are generated primarily from its dividends, interest and sales proceeds of marketable securities, distributions from investments and borrowings.

For the year ended December 31, 2019, net cash used in operating activities was approximately $798,000, primarily consisting of net loss before income taxes and other income of approximately $1,262,000, plus interest, dividends and other income of approximately $483,000.

For the year ended December 31, 2019, net cash used in investing activities was approximately $2.8 million and consisted primarily of $3.4 million investment in residential real estate partnership which (as previously reported) is constructing multi-family residential apartments in Fort Myers, Florida, purchases of marketable securities of $1.9 million, contributions to other investments of $1.0 million and additions in notes and loan participation receivable of $700,000. These uses of funds were partially offset by net proceeds from the sale of marketable securities of $2.0 million, distributions from other investments of $2.1 million, and a dividend from TGIF of $221,000.

For the year ended December 31, 2019, net cash used in financing activities was approximately $788,000 and consisted primarily of dividends paid of $506,646 and $340,000 of repayment of note payable to TGIF.  These uses were partially offset by $59,000 in margin borrowings net of repayments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable to the Company.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of HMG/Courtland Properties, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of HMG/Courtland Properties, Inc. (a Delaware corporation) and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Cherry Bekaert LLP
Coral Gables, Florida
March 18, 2020

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2019 AND 2018

	December 31,	December 31,
	2019	2018
ASSETS
Investment properties, net of accumulated depreciation:
Office building and other commercial property	$925,963	$875,198
Total investment properties, net	925,963	875,198

Cash and cash equivalents	15,382,596	19,738,174
Investments in marketable securities	3,473,521	3,075,718
Other investments	5,585,666	6,039,456
Investment in affiliate	1,442,423	1,637,985
Loans, notes and other receivables	2,519,570	1,796,926
Investment in residential real estate partnership	3,627,598	200,000
Other assets	55,152	73,477
TOTAL ASSETS	$33,012,489	$33,436,934

LIABILITIES
Note payable to affiliate	$1,000,000	$1,340,000
Margin payable	9,916,774	9,857,918
Dividends payable	506,646	506,646
Accounts payable, accrued expenses and other liabilities	373,649	370,632
Amounts due to the Adviser for incentive fee	81,333	40,426
Deferred income tax payable	77,485	47,888

TOTAL LIABILITIES	11,955,887	12,163,510

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Excess common stock, $1 par value; 100,000 shares authorized: no shares issued	—	—
Common stock, $1 par value; 1,050,000 shares authorized, 1,013,292 and 1,046,393 shares issued as of December 31, 2019 and December 31, 2018, respectively	1,013,293	1,046,393
Additional paid-in capital	23,859,686	24,157,986
Less: Treasury shares at cost 33,101 shares	-	(340,281)
Undistributed gains from sales of properties, net of losses	54,136,118	54,642,764
Undistributed losses from operations	(58,203,938)	(58,473,807)
Total stockholders’ equity	20,805,159	21,033,055
Noncontrolling interest	251,443	240,369
TOTAL EQUITY	21,056,602	21,273,424
TOTAL LIABILITIES AND EQUITY	$33,012,489	$33,436,934

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

REVENUES	2019	2018
Real estate rentals and related revenue	$75,387	$72,598
Total revenues	75,387	72,598

EXPENSES
Operating expenses:
Rental and other properties	139,181	431,614
Adviser’s base fee	660,000	660,000
General and administrative	180,597	219,830
Professional fees and expenses	203,401	193,341
Directors’ fees and expenses	82,144	81,494
Depreciation and Amortization expense	15,399	15,398
Interest expense	56,300	88,822
Total expenses	1,337,022	1,690,499

Loss before other income, income taxes and gain on sale of real estate	(1,261,635)	(1,617,901)

Net realized and unrealized gains (losses) from investments in marketable securities	278,223	(403,432)
Equity gain (loss) in residential real estate partnership	4,455	(136,889)
Income from other investments	806,074	387,671
Interest, dividend and other income	483,152	386,523
Total other income	1,571,904	233,873

Income (loss) before income taxes and gain on sale of real estate	310,269	(1,384,028)

(Provision for) benefit from income taxes	(29,326)	38,668
Income (loss) before gain on sale of real estate	280,943	(1,345,360)

Gain on sale of real estate, net of incentive fee	-	5,473,887
Net income	280,943	4,128,527

Gain from noncontrolling interest	(11,073)	(7,457)
Net income attributable to the Company	$269,870	$4,121,070

Weighted average common shares outstanding-basic and diluted:	1,013,292	1,011,839

Net income per common share:
Basic and diluted income per share	$0.27	$4.07

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

				Undistributed
				Gains from Sales	Undistributed			Total
	Common Stock		Additional	of Properties	Losses from	Treasury Stock		Stockholders’
	Shares	Amount	Paid-In Capital	Net of Losses	Operations	Shares	Cost	Equity
Balance as of January 1, 2018	1,035,493	$1,035,493	$24,076,991	$52,208,754	$(57,120,991)	$33,101	(340,281)	19,859,966

Net income				5,473,887	(1,352,817)			4,121,070
Dividend paid - $2.50 per share				(2,533,230)				(2,533,230)
Dividend payable - $.50 per share				(506,646)				(506,646)
Stock options exercised, net of 1,600 re-load shares	10,900	10,900	80,995					91,895
Balance as of December 31, 2018	1,046,393	$1,046,393	$24,157,986	$54,642,765	$(58,473,808)	33,101	$(340,281)	$21,033,055
Net income					269,870			269,870

Dividend payable - $.50 per share				(506,646)				(506,646)
Retired 33,101 treasury shares	(33,101)	(33,101)	(307,180)			(33,101)	340,281
Non-employee stock option compensation			8,880					8,880

Balance as of December 31, 2019	1,013,292	$1,013,292	$23,859,686	$54,136,119	$(58,203,938)	-	$-	$20,805,159

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the Company	$269,870	$4,121,070
Adjustments to reconcile net income attributable to the Company to net cash used in operating activities:
Depreciation expense	15,399	15,398
Non-employee stock compensation expense	8,880	-
Income from other investments, excluding impairment losses	(806,074)	(387,671)
Equity (gain) loss from operations of residential real estate partnership	(4,455)	136,889
Gain on sale of real estate, net of incentive fee	-	(5,473,887)
Net (gains) losses from investments in marketable securities	(278,223)	403,432
Net gain attributable to noncontrolling interest	11,073	7,457
Deferred income tax expense (benefit)	29,597	(36,265)
Changes in assets and liabilities:
Other assets and other receivables	(10,509)	(119,479)
Accounts payable, accrued expenses and other liabilities	(33,758)	(188,771)
Total adjustments	(1,068,070)	(5,642,897)
Net cash used in operating activities	(798,200)	(1,521,827)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sales and redemptions of securities	2,042,878	2,883,616
Investments in marketable securities	(1,862,458)	(1,513,021)
Distribution from investment in residential real estate partnership, Orlando	6,187	7,625,000
Distributions from other investments	2,058,928	1,831,307
Contributions to investment in residential real estate partnership, Fort Myers	(3,423,143)	(200,000)
Contributions to other investments	(1,046,718)	(1,440,436)
Proceeds from collections of mortgage loans and notes receivables	-	500,000
Distribution from affiliate	220,899	193,286
Purchases and improvements of properties	(66,162)	(33,131)
Additions in mortgage loans and notes receivable	(700,000)	(750,000)
Net cash (used in) provided by investing activities	(2,769,589)	9,096,621

CASH FLOWS FROM FINANCING ACTIVITIES:
Margin borrowings	58,857	9,590,720
Dividends paid	(506,646)	(2,533,230)
Repayment of note payable to affiliate	(340,000)	(210,000)
Stock options exercised	-	91,895
Net cash (used in) provided by financing activities	(787,789)	6,939,385

Net (decrease) increase in cash and cash equivalents	(4,355,578)	14,514,179

Cash and cash equivalents at beginning of the year	19,738,174	5,223,995

Cash and cash equivalents at end of the year	$15,382,596	$19,738,174

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$56,000	$89,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared but not paid during the year	$506,646	$506,646
Treasury stock retired during the year	$340,281	$-

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2019 and 2018

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

HMG Fort Myers, LLC (“HMGFM”). This wholly owned limited liability company was formed in August 2018 and in September 2018 HMGFM joined as a 25% owner of Murano At Three Oaks Associates, LLC (the “Borrower”), a newly formed Florida limited liability company. In July 2019, pursuant to the terms of a Construction and Mini Perm Loan Agreement ("Loan Agreement"), between the “Borrower”, and PNC Bank, National Association ("Lender"), Lender provided a construction loan to the Borrower for the principal sum of approximately $41.59 million (“Loan”). The proceeds of the Loan shall be used to finance the construction of multi-family residential apartments containing 318 units totaling approximately 312,000 net rentable square feet on a 17.5-acre site located in Fort Myers, Florida ("Project").  The Project site was purchased by the Borrower concurrently with the closing of the Loan. Total development costs for the Project are estimated at approximately $56.08 million and the Borrower’s equity totals approximately $14.49 million. HMG’s share of the equity is 25%, or approximately $3.62 million.

260 River Corp (“260”). This wholly owned corporation of the Company owns an approximate 70% interest in a vacant commercially zoned building located on 6.01 acres in Montpelier, Vermont. Development of this property is being considered after completing the environmental remediation of the land.

HMG Bayshore, LLC (“HMGBS”).  This is a wholly owned Florida limited liability company which owns an investment in an entity which invests in mortgages secured by real estate.

HMG Atlanta, LLC (“HMGATL”).  This is a wholly owned Florida limited liability company which owns a 1.5% interest in an entity which owned and operated two residential real estate properties located in north east Atlanta, Georgia. In December 2019, one of the properties was sold and in January 2020 the other property was sold.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2019 and 2018. The Company’s federal income tax returns since 2015 are subject to examination by the Internal Revenue Service, generally for a period of three years after the returns were filed.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the consolidated financial statements as selling, general and administrative expense.

Depreciation. Depreciation of the corporate office building is computed using the straight-line method over its estimated useful life of 39.5 years. Depreciation expense for the corporate offices for each of the years ended December 31, 2019 and 2018 was approximately $15,000.

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

The carrying value of financial instruments including other receivables, notes and advances due from related parties (if any), accounts payable and accrued expenses and mortgages and notes payable approximate their fair values at December 31, 2019 and 2018, due to their relatively short terms or variable interest rates.

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

Marketable Securities. The entire marketable securities portfolio (equity and debt) is classified as trading consistent with the Company’s overall investment objectives and activities. Accordingly, all unrealized gains and losses on the Company’s marketable securities investment portfolio are included in the Consolidated Statements of Income.

Gross gains and losses on the sale of marketable securities are based on the first-in first-out method of determining cost.

Marketable securities from time to time are pledged as collateral pursuant to broker margin requirements. As of December 31, 2019, and 2018, there was no such margin balance outstanding.

Treasury bills, from time to time, are pledged as collateral pursuant to broker margin requirements. As of December 31, 2019, and 2018, there was approximately $9.9 million in margin such margin balances outstanding.

Notes and other receivables. Management periodically performs a review of amounts due on its notes and other receivable balances to determine if they are impaired based on factors affecting the collectability of those balances. Management’s estimates of collectability of these receivables requires management to exercise significant judgment about the timing, frequency and severity of collection losses, if any, and the underlying value of collateral, which may affect recoverability of such receivables. As of December 31, 2019, and 2018, the Company had no allowances for bad debt.

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

Income (loss) per common share. Net income (loss) per common share (basic and diluted) is based on the net income (loss) divided by the weighted average number of common shares outstanding during each year. Diluted net loss per share includes the dilutive effect of options to acquire common stock. Common shares outstanding include issued shares less shares held in treasury. There were 9,600 and 1,600 stock options outstanding as of December 31, 2019 and 2018, respectively. The 2019 and 2018 options were not included in the diluted earnings per share computation as their effect would have been de minimums or anti-dilutive.

Gain on sales of properties. Gain on sales of properties is recognized when the minimum investment requirements have been met by the purchaser and title passes to the purchaser.

In February 2018, the Company, through its 33% owned partnership, sold its residential apartments located in Orlando, Florida for cash.  The Company’s portion of the gain on sale of real estate for this property was approximately $5.5 million (or $5.40 per share), net of incentive fee.

Cash and cash Equivalents. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Concentration of Credit Risk. Financial instruments that potentially subject the Company to concentration of credit risk are cash and cash equivalent deposits in excess of federally insured limits, marketable securities, other receivables and notes and mortgages receivable. From time to time the Company may have bank deposits in excess of federally insured limits (presently $250,000). The Company evaluates these excess deposits and transfers amounts to brokerage accounts and other banks to mitigate this exposure. As of December 31, 2019, we had approximately $239,000 of deposits in excess of federally insured limits. As of December 31, 2018, we had no bank deposits in excess of federally insured limits.  The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash.

Other intangible assets:

Deferred loan costs, when applicable, are amortized on a straight-line basis over the life of the loan. This method approximates the effective interest rate method.

Noncontrolling Interest. Noncontrolling interest represents the noncontrolling or minority partners’ proportionate share of the equity of the Company’s majority owned subsidiaries. A summary for the years ended December 31, 2019 and 2018 is as follows:

	2019	2018
Noncontrolling interest balance at beginning of year	$240,000	$233,000
Noncontrolling partners’ interest in operating gains of CII	11,000	7,000

Noncontrolling interest balance at end of year	$251,000	$240,000

Revenue recognition. CII is the lessor of the Company’s principal executive offices and the Adviser corporate offices. This lease agreement is classified as an operating lease and accordingly all rental revenue is recognized as earned based upon total fixed cash flow over the initial term of the lease, using the straight-line method.  In December 2019, the lease was renewed for one year with one one-year extension options remaining and expiring on December 1, 2021, with an increase of 5% in rent for each year extended. Beginning in December 2019 the base rent is $61,261 per year payable in equal monthly installments plus sales tax during the term of the lease. The Adviser, as tenant, pays utilities, certain maintenance and security expenses relating to the leased premises.

Impairment of long-lived assets. The Company periodically reviews the carrying value of its properties and long-lived assets in relation to historical results, current business conditions and trends to identify potential situations in which the carrying value of assets may not be recoverable. If such reviews indicate that the carrying value of such assets may not be recoverable, the Company would estimate the undiscounted sum of the expected future cash flows of such assets or analyze the fair value of the asset, to determine if such sum or fair value is less than the carrying value of such assets to ascertain if a permanent impairment exists. If a permanent impairment exists, the Company would determine the fair value by using quoted market prices, if available, for such assets, or if quoted market prices are not available, the Company would discount the expected future cash flows of such assets and would adjust the carrying value of the asset to fair value. There was no impairment of long-lived assets in 2019 and 2018.

Share-based compensation.

The Company accounts for share-based compensation in accordance with ASC Topic 718 “Share-Based Payments”. The Company has used the Black-Scholes option pricing model to estimate the fair value of stock options on the dates of grant.

Effective accounting pronouncements.

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

New accounting pronouncements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU No. 2016-13”).  ASU No. 2016-13 affects entities holding financial assets and net investments in leases that are not accounted for at fair value through net income.  The amendments in ASU No. 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net carrying value at the amount expected to be collected on the financial asset.  ASU No. 2016-13 also amends the impairment model for available-for-sale securities.  An entity will recognize an allowance for credit losses on available-for-sale debt securities as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment, as is currently required.  ASU No. 2016-13 also requires new disclosures.  For financial assets measured at amortized cost, an entity will be required to disclose information about how it developed its allowance for credit losses, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes.  For financing receivables and net investments in leases measured at amortized cost, an entity will be required to further disaggregate the information it currently discloses about the credit quality of these assets by year of the asset’s origination for as many as five annual periods. For available-for-sale securities, an entity will be required to provide a roll-forward of the allowance for credit losses and an aging analysis for securities that are past due.  ASU No. 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework -Changes to the Disclosure Requirements for Fair Value Measurement (“ASU No. 2018-13”).  The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements.  ASU No. 2018-13 removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for the timing of transfers between levels and the valuation processes for Level 3 fair value measurements. It also adds a requirement to disclose changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and to disclose the range and weighted average of significant unobservable inputs used to develop recurring and nonrecurring Level 3 fair value measurements. For certain unobservable inputs, entities may disclose other quantitative information in lieu of the weighted average if the other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop the Level 3 fair value measurements.  In addition, public entities are required to provide information about the measurement uncertainty of recurring Level 3 fair value measurements from the use of significant unobservable inputs if those inputs reasonably could have been different at the reporting date. ASU No. 2018-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.  Entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. As a smaller reporting company this pronouncement is effective for fiscal years beginning after December 15, 2022.

The Company does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

2. INVESTMENT PROPERTIES

The components of the Company’s investment properties and the related accumulated depreciation information follow:

	December 31, 2019
		Accumulated
	Cost	Depreciation	Net
Office building and other commercial property:
Corporate Office - (Coconut Grove, FL) – Building	$652,197	$372,061	$280,136
Corporate Office – (Coconut Grove, FL) – Land	325,000	—	325,000
Other (Hopkinton, RI) – Land (53 acres)	209,138	—	209,138
Other (Montpelier, Vermont) – Building	52,000	52,000	—
Other (Montpelier, Vermont) - Land and improvements (6.0 acres)	111,689	—	111,689
	$1,350,024	$424,061	$925,963

	December 31, 2018
		Accumulated
	Cost	Depreciation	Net
Office building and other commercial property:
Corporate Office - (Coconut Grove, FL) – Building	$652,197	$356,664	$295,533
Corporate Office – (Coconut Grove, FL) – Land	325,000	—	325,000
Other (Hopkinton, RI) – Land (50 acres)	142,976	—	142,976
Other (Montpelier, Vermont) – Building	52,000	52,000	—
Other (Montpelier, Vermont) - Land and improvements (6.0 acres)	111,689	—	111,689
	$1,283,862	$408,664	$875,198

In July 2019, CII purchased approximately 3 acres of land contiguous to the 50 acres previously owned in Hopkinton, Rhode Island for approximately $44,000.

3. INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities consist primarily of large capital corporate equity and debt securities in varying industries or issued by government agencies with readily determinable fair values. These securities are stated at market value, as determined by the most recent traded price of each security at the balance sheet date.  All unrealized gains (losses) on this portfolio are recorded in income.  Included in investments in marketable securities is approximately $1.86 million and $1.76 million of large capital real estate investment trusts (REITs) as of December 31, 2019 and 2018, respectively.

For the years ended December 31, 2019 and 2018, net unrealized gains (losses) on marketable securities were approximately $236,000 and ($454,000), respectively.

	December 31, 2019			December 31, 2018
Description	Cost Basis	Fair Value	Unrealized Gain (loss)	Cost Basis	Fair Value	Unrealized Gain (loss)
Real Estate Investment Trusts	$1,800,000	$1,860,000	$60,000	$1,888,000	$1,760,000	$(128,000)

Mutual Funds, ETF & other	221,000	257,000	36,000	210,000	206,000	(4,000)

Other Equity Securities	885,000	883,000	(2,000)	606,000	608,000	2,000
Total Equity Securities	2,906,000	3,000,000	94,000	2,704,000	2,574,000	(130,000)
Debt Securities	477,000	474,000	(3,000)	517,000	502,000	(15,000)
Total	$3,383,000	$3,474,000	$91,000	$3,221,000	$3,076,000	$(145,000)

As of December 31, 2019, debt securities are scheduled to mature as follows:

	Cost	Fair Value
2020 – 2024	$122,000	$125,000
2025 – 2029	113,000	108,000
2030 – thereafter	242,000	241,000
	$477,000	$474,000

Net gain (loss) from investments in marketable securities for the years ended December 31, 2019 and 2018 is summarized below:

Description	2019	2018
Net realized gains from sales of marketable securities	$42,000	$51,000
Net unrealized gains (losses) from marketable securities	236,000	(454,000)
Total net gains (losses) from investments in marketable securities	$278,000	$(403,000)

Net realized gain from sales of marketable securities consisted of approximately $108,000 of gains net of $66,000 of losses for the year ended December 31, 2019. The comparable amounts in fiscal year 2018 were approximately $240,000 of gains net of $189,000 of losses.

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

4. OTHER INVESTMENTS

The Company’s other investments consist primarily of nominal equity interests in various privately held entities, including limited partnerships whose purpose is to invest venture capital funds in growth-oriented enterprises. The Company does not have significant influence over any investee and the Company’s investment typically represents less than 5% of the investee’s ownership. These investments do not meet the criteria of accounting under the equity method and accordingly are carried at cost less distributions and other than temporary unrealized losses.

The Company’s portfolio of other investments consists of approximately 47 individual investments primarily in limited partnerships with varying investment objectives and focus. Management has categorized these investments by investment focus: technology and communications, diversified businesses, real estate related and other.

As of December 31, 2019, and 2018, other investments had an aggregate carrying value of $5.6 million and $6.0 million, respectively. As of December 31, 2019, the Company has committed to fund an additional $792,000 million as required by agreements with current investees or for new investments. The carrying value of these investments is equal to contributions less distributions and other than temporary impairment loss adjustments. During the years ended December 31, 2019 and 2018 the Company made cash contributions in these investments of approximately $1.0 million and $1.4 million, respectively, and received cash distributions of $2.1 million and $1.8 million, respectively.

The Company’s other investments are summarized below.

	Carrying values as of December 31,
Investment Focus	2019	2018

Technology and communications	$130,000	$150,000

Diversified businesses	2,043,000	2,372,000

Real estate and related	3,378,000	3,182,000

Other (private bank and insurance company)	35,000	335,000

Totals	$5,586,000	$6,039,000

Income from other investments is summarized below (excluding other than temporary impairment loss):

	2019	2018
Income from investment in 49% owned affiliate (a)	$25,000	$74,000
Real estate and related (b)	668,000	217,000
Diversified businesses (c)	113,000	63,000
Other (private bank) (d)	-	34,000
Total income from other investments	$806,000	$388,000

(a)          This gain represents income from the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”).  In 2019 and 2018 TGIF declared and paid a cash dividend, the Company’s portion of which was approximately $221,000 and $193,000, respectively. These dividends were recorded as reduction in the investment carrying value as required under the equity method of accounting for investments.  The decrease in income from TGIF for 2019 versus 2018 is attributable to less gains from other investments in 2019.

(b)          The gain from real estate and related investments in 2019 includes $429,000 from a partnership which sold its sole asset, a multifamily residential property located in Austin, Texas, in September 2019.  In December 2019, an investment in a partnership owning rental apartments in Atlanta, Georgia was sold at a gain, and the Company’s  portion of that gain was approximately $109,000.  Also included in the 2019 gains are cash distributions from investments in real estate partnerships which distributed proceeds above their carrying value.  The gain in 2018 was primarily from one investment in a partnership owning rental apartments in San Antonio, Texas which were sold in March 2018 at a gain to the Company of approximately $105,000.  Also included in the 2018 gain are cash distributions from investments in real estate partnerships which distributed proceeds above our carrying value.

(c)          The gain from investments in diversified businesses include $66,000 from our redemption of a stock fund in August 2019.  Other gains in 2019 include cash distributions from investments which distributed proceeds above our carrying value.  The gains in 2018 consists of cash distributions from various investments in partnerships owning diversified businesses which made cash distributions from the sale or refinancing of operating companies and/or distributions from operating activities.

(d)         In the first quarter of 2019 the Company’s $300,000 investments in a private insurance company publicly registered all shares and began trading on the NASDAQ on March 29, 2019.  Accordingly, we have transferred this investment to marketable securities.  As of December 31, 2019, this investment had an unrealized loss of approximately $111,000.  In the first quarter of 2018 the Company’s investments in two private banks experienced mergers with publicly traded larger banks and we received stock in those publicly traded banks plus approximately $34,000 in cash.  The cash portion was recorded as gain from other investments.  The bank securities we received from the mergers were mostly sold during 2018 at a total gain of approximately $136,000 which is included in gains from sales of marketable securities

Other than temporary impairment losses from other investments

The Company regularly reviews the underlying assets in its investment portfolio for events, including but not limited to bankruptcies, closures and declines in estimated fair value, that may indicate the investment has suffered other-than-temporary decline in value. When a decline is deemed other-than-temporary, an investment loss is recognized. For the year ended December 31, 2019 and 2018, there were no valuation losses from other than temporary impairment losses from other investments.

Net gain or loss from other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s net earnings. However, the amount of investment gain or loss from other investments for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2019 and 2018, aggregated by investment category and the length of time that investments have been in a continuous loss position:

	As of December 31, 2019
	12 Months or Less		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in real estate and related	$169,000	$(52,000)	$-	$-	$169,000	$(52,000)
Partnerships owning investments in diversified businesses	363,000	(57,000)	188,000	(45,000)	551,000	(102,000)
Total	$532,000	$(109,000)	$188,000	$(45,000)	$720,000	$(154,000)

	As of December 31, 2018
	12 Months or Less		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$-	$-	$132,000	$(18,000)	$132,000	$(18,000)
Partnerships owning investments in diversified businesses	273,000	(27,000)	-	-	273,000	(27,000)
Total	$273,000	$(27,000)	$132,000	$(18,000)	$405,000	$(45,000)

5. FAIR VALUE INSTRUMENTS

In accordance with ASC Topic 820, the Company measures cash and cash equivalents, marketable debt and equity securities at fair value on a recurring basis. Other investments are measured at fair value on a nonrecurring basis.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis during the years ended December 31, 2019 and 2018, using quoted prices in active markets for identical assets (Level 1) and significant other observable inputs (Level 2). For the year ended December 31, 2019 and 2018, there were no major assets or liabilities measured at fair value on a recurring basis which uses significant unobservable inputs (Level 3):

	Fair value measurement at reporting date using
Description	Total December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$606,000	$606,000	$—	—
US T-bills	14,130,000	14,130,000	—	—
Marketable securities:
Corporate debt securities	474,000	—	474,000	—
Marketable equity securities	2,999,000	2,999,000	—	—
Total assets	$18,209,000	$17,735,000	$474,000	$—

	Fair value measurement at reporting date using
Description	Total December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Time deposits	$355,000	$-	$355,000	$—
Money market mutual funds	1,594,000	1,594,000	—	—
US T-bills	17,429,000	17,429,000	—
Marketable securities:
Corporate debt securities	502,000	—	502,000	—
Marketable equity securities	2,574,000	2,574,000	—	—
Total assets	$22,454,000	$21,597,000	$857,000	$—

Carrying amount is the estimated fair value for corporate debt securities and time deposits based on a market-based approach using observable (Level 2) inputs such as prices of similar assets in active markets.

6. INVESTMENT IN AFFILIATE

Investment in affiliate consists of CII’s 49% equity interest in T.G. I.F. Texas, Inc. (“TGIF”). TGIF is a corporation which holds promissory notes receivable from its shareholders, including CII and Maurice Wiener, the Chairman of both the Company and TGIF Reference is made to Note 9 for discussion on notes payable by CII to TGIF This investment is recorded under the equity method of accounting. For the years ended December 31, 2019 and 2018, income from investment in affiliate amounted to approximately $25,000 and $74,000, respectively and is included in income from other investments in HMG’s consolidated statements of income. In 2019 and 2018 TGIF declared and paid cash dividends of $.08 and $.07 per share, respectively. CII’s dividend amount received in 2019 and 2018 was approximately $221,000 and $193,000, respectively. This dividend is recorded as a reduction in the carrying amount of CII investment in T.G.I.F. as required under the equity method of accounting.

7. LOANS, NOTES AND OTHER RECEIVABLES

	As of December 31,
Description	2019	2018
Promissory note and accrued interest due from purchaser of Grove Isle (a)	$1,034,000	$1,034,000
Promissory note and accrued interest collateralized by 2nd mortgage on raw land (b)	503,000	503,000
Promissory note and accrued interest due from individual (c)	273,000	252,000
Promissory note and accrued interest due from entity constructing mixed use apartments (d)	502,000	-
Other (e)	208,000	8,000
Total loans, notes and other receivables	$2,520,000	$1,797,000

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

(b)

In December 2018, the Company loaned $500,000 to an entity controlled by a local real estate developer. The loan is collateralized by a second mortgage on raw land located in Lauderhill, Florida.  The promissory note bears interest at 8.5% per annum and calls for interest only payments due on a quarterly basis beginning March 4, 2019 and continuing through maturity date of June 4, 2020 when all principal and unpaid interest becomes due. All interest due on this loan has been collected.

(c)

In December 2018, the Company (through CII) loaned $250,000 to the same local real estate developer mentioned in (b) above.  This loan bears interest of 8.5% per annum and all principal and accrued interest is due at maturity on June 4, 2020.  The loan is secured by an assignment of membership interest in a partnership owning rental apartments in Jacksonville, Florida.  Such membership interest is valued at approximately $500,000.

(d)

In December 2019, the Company loaned $500,000 to an entity controlled by the same local real estate developer mentioned in (b) and (c) for funding the completion of a 247 mixed use rental apartment project located in Hollywood, Florida. Construction of the project was 75% complete as of the end of 2019. The promissory note bears interest at 10.0% per annum. The entire principal amount of this loan is due and payable in full, together with all accrued but unpaid interest thereon on September 30, 2020. The loan is secured by an assignment of membership interest in a partnership developing rental apartments in Lauderhill, Florida. Such membership interest is valued at approximately $465,000.

(e)

In October 2019, the Company entered into a loan participation agreement for $200,000 earning 10% interest payable monthly and maturing June 30, 2022.  In January 2020, the loan was repaid, and we received our principal and all interest due under the loan participation.

8.   INVESTMENT IN RESIDENTIAL REAL ESTATE PARTNERSHIPS

As previously reported on Form 8-K dated July 19, 2019, pursuant to the terms of a Construction and Mini Perm Loan Agreement ("Loan Agreement"), between Murano At Three Oaks Associates LLC, a Florida limited liability company formed in September 2018 (the “Borrower”) which is 25% owned by HMG, and PNC Bank, National Association ("Lender"), Lender provided a construction loan to the Borrower for the principal sum of approximately $41.59 million (“Loan”). The proceeds of the Loan shall be used to finance the construction of multi-family residential apartments containing 318 units totaling approximately 312,000 net rentable square feet on a 17.5-acre site located in Fort Myers, Florida ("Project").  The Project site was purchased by the Borrower concurrently with the closing of the Loan. Total development costs for the Project are estimated at approximately $56.08 million and the Borrower’s equity totals approximately $14.49 million. HMG’s share of the equity is 25%, or approximately $3.62 million.  As of December 31, 2019, there was no outstanding balance on the Loan.  In 2020, there have been two draws on the Loan totaling approximately $2.7 million. The project is on budget and as a percentage of the total budget the amount completed is approximately 31%.

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

Each Guarantor is required to maintain compliance with the following financial covenants, as defined: (1) liquidity shall not be less than $2.5 million. Liquidity is defined as the sum of unencumbered, unrestricted cash and cash equivalents and marketable securities, and (2) net worth shall not be less than $10 million. As of December 31, 2019, HMG was in compliance with all covenants required by Guarantors in the Loan Agreement.

This investment is accounted for under the equity method.

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

For the year ended December 31, 2018 JY-TV reported net income of approximately $17.8 million, which includes approximately $18.2 million in gain on sale of property, depreciation and amortization expense of $447,000, interest expense of $159,000, write-off of certain prepaid and other assets upon the sale of property of approximately $100,000 and other net operating revenues. The Company’s portion of JY-TV’s net income is approximately $5.9 million ($137,000 of loss from operations and $6.1 million in gain on sale of property (before the $608,000 incentive fee). JY-TV made distributions totaling $21.75 million in February 2018.  The Company’s portion of those distributions was $7.25 million.  In June and December 2018 JY-TV made additional distributions of $1,125,000, of which the Company’s portion was $375,000.  Final accounting has been completed and a final distribution from JY-TV of approximately $6,000 was received in 2019.

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

On July 25, 2019, the shareholders of the Company approved the renewal of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2020 and expiring December 31, 2020.

For the years ended December 31, 2019 and 2018, the Company and its subsidiaries incurred Adviser fees of approximately $741,000 and $1,300,000, respectively.  This consisted of $660,000 in regular compensation for 2019 and 2018, and $81,000 and $640,000 in incentive fee compensation for 2019 and 2018, respectively.

The Adviser leases its executive offices from CII pursuant to a lease agreement. This lease agreement calls for base rent of $61,261 per year payable in equal monthly installments. Additionally, the Adviser is responsible for all utilities, certain maintenance, and security expenses relating to the leased premises. In December 2019, the lease was renewed for one year with one one-year extension options remaining and with an increase in rent of 5% per year.

Mr. Wiener is a 19% shareholder and the chairman and director of T.G.I.F. Texas, Inc., a 49% owned affiliate of CII. As of December 31, 2019, and 2018, T.G.I.F. had amounts due from CII in the amount of approximately $1,000,000 and $1,340,000, respectively. These amounts are due on demand and bear interest at the prime rate (4.75 % at December 31, 2019). All interest due has been paid.

As of December 31, 2019, and 2018, T.G.I.F. owns 10,200 shares of the Company’s common stock.

As of December 31, 2019, and 2018, T.G.I.F. had amounts due from Mr. Wiener in the amount of approximately $707,000. These amounts bear interest at the prime rate (4.75% at December 31, 2019) and principal and interest are due on demand. All interest due has been paid.

Mr. Wiener received consulting and director’s fees from T.G.I.F totaling approximately $23,000 and $35,000 for the years ended December 31, 2019 and 2018, respectively.

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

On December 13, 2019 the Company declared a dividend of $0.50 per share which was payable on January 13, 2020 to all shareholders of record as of December 30, 2019.  The dividend was 72% capital gain and 22% return of capital.

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

As of December 31, 2018, the Company, excluding CII (its taxable REIT subsidiary), had an estimated tax net operating loss carryover (NOL) of approximately $447,000 which was carried forward to 2019.

The Company’s 95%-owned taxable REIT subsidiary, CII, files a separate income tax return and its operations are not included in the REIT’s income tax return.

The Company accounts for income taxes in accordance with ASC Topic 740, “Accounting for Income Taxes”. ASC Topic 740 requires a Company to use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes only pertain to CII. As of December 31, 2019, and 2018, the Company has a net deferred tax liability of approximately $77,000 and $48,000, respectively, as a result of timing differences associated with the carrying value of the investment in affiliate (TGIF) and other investments. CII’s NOL carryover to 2019 is estimated at $949,000 and is fully reserved due to due to CII historically having tax losses.

The components of income before income taxes and the effect of adjustments to tax computed at the federal statutory rate for the years ended December 31, 2019 and 2018 were as follows:

	2019	2018
Income before income taxes	$310,000	$4,091,000
Computed tax at federal statutory rate of (21%)	$65,000	$859,000
State taxes	1,000	(9,000)
REIT related adjustments	(31,000)	(847,000)
Adjustment to valuation allowance	13,000	(21,000)
Other items, net	(19,000)	(21,000)
Provision for (benefit from) income taxes	$29,000	$(39,000)

The REIT related adjustments represent the difference between estimated taxes on undistributed income and/or capital gains and book taxes computed on the REIT’s income before income taxes, including tax on prohibited REIT income.

The provision for (benefit from) income taxes in the consolidated statements of income consists of the following:

Year ended December 31,	2019	2018
Current:
Federal	-	-
State	$-	$(2,000)
	-	(2,000)
Deferred:
Federal	$15,000	$(10,000)
State	1,000	(6,000)
	16,000	(16,000)
Change in valuation allowance	13,000	(21,000)
Total	$29,000	$(39,000)

As of December 31, 2019, and 2018, the components of the deferred tax assets and liabilities are as follows:

	As of December 31, 2019 Deferred tax		As of December 31, 2018 Deferred tax
	Assets	Liabilities	Assets	Liabilities
Net operating loss carry forward	$215,000		$202,000
Excess of book basis of 49% owned corporation over tax basis		$272,000		$281,000
Unrealized gain on marketable securities	-	8,000	5,000	-
Excess of tax basis over book basis of other investments and other	203,000	-	228,000	-
Valuation allowance	(215,000)		(202,000)
Totals	$203,000	$280,000	$233,000	$281,000

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

On July 25, 2019 the Company granted options to purchase 8,000 shares of the Company’s common stock to three directors and one officer.  The exercise price of the options is equal to $13.20 per share, the market price of the stock on the date of grant and the options expires on June 29, 2021.  The Company determined the fair value of its option awards using the Black-Scholes option pricing model.  The following assumptions were used to value the options granted during the nine months ended September 30, 2019: 2 year expected life; expected volatility of approximately 19.5%; risk-free of 1.93% and annual dividend yield of 4%.  The expected life for options granted during the period represents the period of time that options are to be outstanding based on the expiration date of the Plan.  Expected volatilities are based upon historical volatility of the Company’s stock over a period equal to the 2-year expected life.

In January and March 2018 three directors and one officer exercised options to purchase a total of 10,900 shares at $9.31 per share.  One director exercised his options utilizing the re-load option provided in the Plan and was granted 1,600 new options exercisable at $15.30 per share.

As of December 31, 2019, and 2018, there is no unrecognized non-employee stock compensation expense related to unvested stock options under the Plan.

A summary of the status of the Company’s stock option plan as of December 31, 2019 and 2018, and changes during the periods ending on those dates are presented below:

	As of December 31, 2019		As of December 31, 2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the period	1,600	$15.30	12,500	$9.31
Granted	8,000	13.20	1,600	15.30
Exercised	-	-	(12,500)	(9.31)
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at the end of the period	9,600	$13.55	1,600	$15.30

Options exercisable at period-end	9,600	$13.55	1,600	$15.30
Weighted average fair value of options granted during the period	-	-	-	-
Aggregate intrinsic value of outstanding and exercisable options at the end of the period	9,600	$13.55	1,600	$-

The following table summarizes outstanding and exercisable options as of December 31, 2019:

Number Outstanding and exercisable	Weighted Average Strike Prices
9,600	$13.55

12. SUBSEQUENT EVENT

The Company has evaluated subsequent events through March 18, 2020, the date for which the financial statements were available to be issued.

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

Management, including the Principal Executive and Principal Financial Officers, based on their evaluation of our internal control over financial reporting, has concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

Item 9B. Other Information.

None.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance.

Listed below is certain information relating to the executive officers and directors of the Company:

Name and Office	Age	Principal Occupation and Employment other than With the Company During the Past Five Years - Other Directorships

Maurice Wiener; Chairman of the Board of Directors, Chief Executive Officer, President and Secretary	78	Chairman of the Board, Chief Executive Officer, President and Secretary of the Adviser; Executive Trustee, Transco; Director, T.G.I.F. Texas, Inc.

Carlos Camarotti; Chief Financial Officer, Vice President-Finance and Assistant Secretary	59	Vice President - Finance and Assistant Secretary of the Adviser. Vice President, Transco; Vice President, T.G.I.F. Texas, Inc.

Richard Wiener; Director	79	Practicing attorney - real estate and commercial transactions.

Charles Dusseau; Director	69	Managing Member of High Pines Investments LLC and College 120 LLC, Founding Director and Vice Chairman of the Bank of Coral Gables
Alexander Arader; Director	64	Vice President of Stamford Mortgage Company. From 2005 to 2016, Managing Member of Arader & Associates, Stamford Connecticut.

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

Alexander J. Arader, was elected to the Board on March 16, 2016.  Mr. Arader is currently a Vice President at Stamford Mortgage Company, in Stamford, Connecticut, a mortgage loan originator.  From 2005 to 2016, Mr. Arader was a managing member of Arader & Associates, LLC, in Stamford, Connecticut, where he was responsible for all aspects of residential mortgage lending.

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

Compensation of Directors. The following table summarizes compensation to existing directors for the year ended December 31, 2019:

Director	Annual Fee	Board Meeting Fee	Committee Meeting Fee	Total Compensation
Maurice Wiener	$17,200	$3,000	-	$20,200
Richard Wiener	12,000	3,000	3,750	18,750
Charles Dusseau	12,000	3,000	3,750	18,750
Alexander Arader	12,000	3,000	-	15,000
Totals	$53,200	$12,000	$7,500	$72,700

Annual director’s fees are paid at the beginning of each quarter and board and committee meeting fees are paid for each meeting a director attends. The annual fee for directors is $12,000 per year plus meeting fees $750 per meeting. For the year ended December 31, 2019 Maurice Wiener received $5,000, in director fees per year from Courtland Investments, Inc. and $200 from other wholly owned subsidiaries included in the amounts above.

Outstanding Equity Awards to Executive Officers.

The following table summarizes all outstanding equity awards to the Company’s executive officers as of December 31, 2019.

Executive Officer	Number of Options	Exercise Price	Expiration Date
Carlos Camarotti	2,000	$13.20 per share	June 29, 2021

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

The following table summarizes activity in equity awards to the Company’s executive officers for the year ended December 31, 2019.

	Carlos Camarotti
	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2019	—	—
Granted	2,000	$13.20
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2019	2,000	$13.20

Options exercisable at period-end	2,000	$13.20
Weighted average fair value of options granted during the period
Aggregate intrinsic value of outstanding and exercisable options at the end of the period	—	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Set forth below is certain information concerning common stock ownership by directors, executive officers, directors and officers as a group, and holders of more than 5% of the outstanding common stock.

Name (6), (7)	Shares Owned by Named Persons & Members of His Family (1)		Additional Shares in Which the named Person Has, or Participates in, the Voting or Investment Power (2)		Total Shares & Percent of Class
Maurice Wiener	26,734		545,030	(3), (5)	571,764	56%

Carlos Camarotti	14,200	(4)			14,200	1%

Richard Wiener	5,000	(4)			5,000	* %

Charles Dusseau	5,000	(4)			5,000	* %

Alexander Arader	5,000	(4)			5,000	* %

All Directors and Officers as a Group	55,934	(4)	545,030	(3)	600,964	59%

Transco Realty Trust 1870 S. Bayshore Drive Coconut Grove, FL 33133	477,300	(5)			477,300	47%

Comprehensive Financial Planning, Inc. 3950 Fairlane Drive Dacula, GA 30019	138,452	(8)			138,452	14%

* less than 1%

(1)	Unless otherwise indicated, beneficial ownership is based on sole voting and investment power.

(2)

Shares listed in this column represent shares held by entities with which directors or officers are associated. Directors, officers and members of their families have no ownership interest in these shares.

(3)

This number includes the number of shares held by Transco Realty Trust (Transco) (477,300 shares), HMGA, Inc. (HMGA) (57,530 shares) and T.G.I.F. Texas, Inc. (T.G.I.F.) (10,200 shares). Mr. M. Wiener is a director of T.G.I.F. and a trustee of Transco.

(4)

This number includes options granted and outstanding under the 2011 Stock Option Plan. Options have been granted to Mr. R. Wiener, 2,000, Mr. Charles Dusseau, 2,000, Mr. Arader, 3,600 and Mr. Camarotti, 2,000. Reference is made to Item 11. Executive Compensation for further information about the 2011 Stock Option Plan.

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

Courtland Investments, Inc. (“CII”).

The Company holds a 95% voting interest and Masscap Investment Company (“Masscap”) holds a 5% voting interest in CII. Masscap is a wholly owned subsidiary of Transco.  CII is the Company’s taxable REIT subsidiary and files a separate tax return and its operations are not part of the REIT tax return.

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

The Adviser.

The principal executive offices of the Company and the Adviser are located at 1870 South Bayshore Drive, Coconut Grove, Florida, 33133, in premises owned by the Company’s subsidiary CII and leased to the Adviser pursuant to a lease agreement originally dated December 1, 1999, and as renewed in 2009, 2014, 2015, 2017, 2018 and 2019. On December 1, 2019 the lease was renewed for one year with one one-year extension option with an increase in rent of 5% per year. The lease provides for base rent of $61,261 per year payable in equal monthly installments plus sales tax during the current term of the lease which expires on December 1, 2020. The Adviser, as tenant, pays utilities, certain maintenance and security expenses relating to the leased premises.

As of December 31, 2019, and 2018 the Company owes the Adviser approximately $81,000 and $40,000, respectively, in incentive fee from capital gains.

CII.

The Company holds a demand note due from CII. The note is secured by a mortgage security agreement with the Company’s executive offices as collateral. The note matured on December 1, 2018 and was renewed for one year with two one-year extensions at a fixed rate of 6% per annum, payable quarterly. The outstanding principal balance of the note was $1,000,000 as of December 31, 2019 and 2018, respectively. There were no principal repayments or advances relating to this note during 2019 and 2018.  CII is a consolidated subsidiary of the Company and the note payable and related interest is eliminated in consolidation.

T.G.I.F.

As of December 31, 2019, and 2018 CII owed $1,000,000 and $1,340,000, respectively, to TGIF All advances between CII and TGIF are due on demand and bear interest at the prime rate (4.75% as of December 31, 2019). All interest due has been paid.

As of December 31, 2019, and 2018 TGIF had amounts due from Mr. Wiener of approximately $707,000. These amounts are due on demand and bear interest at the prime rate. All interest due has been paid. Mr. Wiener received consulting and director’s fees from TGIF of approximately $23,000 and $35,000 for the years ended December 31, 2019 and 2018, respectively. Also, TGIF owns 10,200 shares of the Company which were purchased at market value on the date of purchase. In fiscal years 2019 and 2018 TGIF declared and paid a cash dividend of $.08 and $.07 per share, respectively. CII’s portion of the dividends was approximately $221,000 and $193,000, respectively.

Item 14. Principal Accountants Fees and Services.

The following table sets forth fees billed to the Company by the Company’s independent auditors for the year ended December 31, 2019 and December 31, 2018 for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance. The Audit Committee pre-approved all services rendered by the Company’s independent auditors.

Principal Accountant Fees and Services

For the fiscal year ended	December 31, 2019	December 31, 2018
Audit fees, including reviews of quarterly financial statements	$87,000	$84,000
Tax fees (consists of fees relating to tax compliance and planning)	72,000	64,000
Total Fees	$159,000	$148,000

Part IV.

Item 15. Exhibits and Financial Statement Schedules.

(a) Exhibits listed in the Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HMG/Courtland Properties, Inc.

March 18, 2020	by:	/s/ Maurice Wiener
Maurice Wiener
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Maurice Wiener	March 18, 2020
Maurice Wiener
Chairman of the Board, President and Secretary
Chief Executive Officer

/s/ Carlos Camarotti	March 18, 2020
Carlos Camarotti
Vice President – Finance
Principal Financial Officer

/s/ Richard Wiener	March 18, 2020
Richard Wiener, Director

/s/ Charles Dusseau	March 18, 2020
Charles Dusseau, Director

/s/ Alexander Arader	March 18, 2020
Alexander Arader, Director

EXHIBIT INDEX

Description

(3)	(a)	Certificate of Incorporation as amended	Incorporated by reference to Exhibit 3(a) to the 2010 Form 10-K.

	(b)	By-laws as amended and restated	Incorporated by reference to Exhibit 3(b) to the Form 8-K filed on March 16, 2016.

(10)	(a)	Amended and restated lease agreement between Grove Isle Associates, Ltd. and Westgroup Grove Isle Associates, Ltd. dated November 19, 1996.	Incorporated by reference to Exhibit 10(d) to the 1996 Form 10-KSB

	(b)	Master agreement between Grove Isle Associates, Ltd. Grove Isle Clubs Inc., Grove Isle Investments, Inc. and Westbrook Grove Isle Associates, Ltd. dated November 19, 1996.	Incorporated by reference to Exhibit 10(e) to the 1996 Form 10-KSB

	(c)	Agreement Re: Lease Termination between Grove Isle Associates, Ltd. and Grove Isle Club, Inc. dated November 19, 1996.	Incorporated by reference to Exhibit 10(f) to the 1996 Form 10-KSB

	(d)	Amended and restated agreement between NAF Associates and the Company, dated August 31, 1999.	Incorporated by reference to Exhibit 10(f) to the 1999 Form 10-KSB

	(e)	Amendment to Amended and restated lease agreement between Grove Isle Associates, Ltd. and Westgroup Grove Isle Associates, Ltd. dated December 1, 1999.	Incorporated by reference to Exhibit 10(g) to the 1999 Form 10-KSB

	(f)	Lease agreement between Courtland Investments, Inc. and HMG Advisory Corp. dated December 1, 1999.	Incorporated by reference to Exhibit 10(h) to the 1999 Form 10-KSB

	(g)	2000 Incentive Stock Option Plan of HMG/ Courtland Properties, Inc.	Incorporated by reference to Exhibit 10(h) to the 2001 Form 10-KSB

	(h)	Amended and Restated Advisory Agreement between the Company and HMG Advisory Corp. effective January 1, 2003.	Incorporated by reference to Exhibit 10(i) and 10(j) to the 2002 Form 10-KSB

	(i)	Second Amendment to Amended and restated lease agreement included herein between Grove Isle Associated, Ltd. and Westgroup Grove Isle Associates, Ltd. dated September 15, 2004	Incorporated by reference to Exhibit 10(i) to the 2004 Form 10-KSB

	(j)	Operating Agreement of Grove Spa, LLC dated September 15, 2004	Incorporated by reference to Exhibit 10(j) to the 2004 Form 10-KSB

	(k)	Sublease between Westgroup Grove Isle Associates, Ltd. and Grove Spa, LLC dated September 15, 2004	Incorporated by reference to Exhibit 10(k) to the 2004 Form 10-KSB Included herein.

	(l)	Purchase and Sale Agreement (“Acquisition of Monty’s”) between Bayshore Restaurant Management Corp. and Bayshore Landing, LLC dated August 20, 2004	Incorporated by reference to Exhibit 10(l) to the 2004 Form 10-KSB

	(m)	Ground Lease between City of Miami and Bayshore Landing, LLC dated August 20, 2004 and related document	Incorporated by reference to Exhibit 10(m) to the 2004 Form 10-KSB

(n)	Loan Agreement between Wachovia Bank and Bayshore Landing, LLC dated August 20, 2004	Incorporated by reference to Exhibit 10(n) to the 2004 Form 10-KSB

(o)	Operating Agreement of Bayshore Landing, LLC dated August 19, 2004	Incorporated by reference to Exhibit 10(o) to the 2004 Form 10-KSB

(p)	Management Agreement for Bayshore Rawbar, LLC executed by RMI, LLC	Incorporated by reference to Exhibit 10(p) to the 2004 Form 10-KSB

(q)	Management Agreement for Bayshore Rawbar, LLC executed by HMG Advisory Bayshore, Inc.	Incorporated by reference to Exhibit 10(q) to the 2004 Form 10-KSB

(r)	Management and Leasing Agreement for Bayshore Landing, LLC executed by RCI Bayshore, Inc.	Incorporated by reference to Exhibit 10(r) to the 2004 Form 10-KSB

(s)	Assignment and Assumption of Management Agreement by Noble House Grove Isle, Ltd. To GH-Grove Isle Management LLC And Consent by Grove Spa, LLC	Incorporated by reference to Exhibit 10(s) to the 2008 Form 10-K

(t)	Third Amendment to Amended and Restated Lease Agreement	Incorporated by reference to Exhibit 10(t) to the 2008 Form 10-K

(u)	Assignment and Assumption of Lease and Consent of Landlord	Incorporated by reference to Exhibit 10(u) to the 2008 Form 10-K

(v)	Amendment to Operating Agreement of Grove Spa, LLC, A Delaware Limited Liability Company	Incorporated by reference to Exhibit 10(v) to the 2008 Form 10-K

(w)	First Amendment to Management Agreement	Incorporated by reference to Exhibit 10(w) to the 2008 Form 10-K

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

Agreement of Sale.

Incorporated by reference to Exhibit 10(aa) to Form 8-K filed on February 23, 2018.

(ff)	Construction Loan and Mini-Perm Agreement between Murano At Three Oaks Associates, LLC, a Florida limited liability company and PNC, Bank, National Association, entered into as of July 19, 2019	Incorporated by reference to Exhibit 10(ff) to Form 8-K filed on July 19, 2019.

(gg)	Promissory Note dated July 19, 2019 between Murano At Three Oaks Associates, LLC, a Florida limited liability company and PNC Bank, National Association.	Incorporated by reference to Exhibit 10(gg) to Form 8-K filed on July 19, 2019.

	(hh)	Completion Guaranty Agreement dated July 19, 2019 between HMG/Courtland Properties, Inc. and PNC Bank, National Association	Incorporated by reference to Exhibit 10(hh) to Form 8-K filed on July 19, 2019.

	(jj)	Guaranty and Suretyship Agreement dated July 19, 2019 between HMG/Courtland Properties, Inc. and PNC Bank, National Association	Incorporated by reference to Exhibit 10(ii) to Form 8-K filed on July 19, 2019.

(jj)

Reimbursement and Contribution Agreement dated July 19, 2019 between Murano At Three Oaks Associates, LLC, HMG/Courtland Properties, Inc., J. I. Kislak, Inc., W. Douglas Pitts and Kiki L. Courtelis (collectively "Pitts") and CSG Group, LLC.

Incorporated by reference to Exhibit 10(jj) to Form 8-K filed on July 19, 2019.

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

