Form 10-Q
period 2020-03-31
HMG COURTLAND PROPERTIES INC
filed 2020-05-13
CIK 311817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act).Yes ☐ No ☒

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock - Par value $1.00 per share	HMG	NYSE Amex

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,013,292 Common shares were outstanding as of May 13, 2020.

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

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(UNAUDITED)
ASSETS
Investment properties, net of accumulated depreciation:
Office building and other commercial property	$922,113	$925,963
Total investment properties, net	922,113	925,963

Cash and cash equivalents	15,456,448	15,382,596
Investments in marketable securities	2,800,767	3,473,521
Other investments	5,672,251	5,585,666
Investment in affiliate	1,203,416	1,442,423
Loans, notes and other receivables	1,301,501	2,519,570
Investment in residential real estate partnership	3,627,598	3,627,598
Deferred income tax asset	22,894	-
Other assets	45,235	55,152
TOTAL ASSETS	$31,052,223	$33,012,489

LIABILITIES
Note payable to affiliate	$650,000	$1,000,000
Margin payable	9,981,074	9,916,774
Dividends payable	-	506,646
Accounts payable, accrued expenses and other liabilities	266,727	373,649
Amounts due to Adviser for incentive fee	81,333	81,333
Deferred income tax liability	-	77,485
TOTAL LIABILITIES	10,979,134	11,955,887

STOCKHOLDERS' EQUITY
Excess common stock, $1 par value; 100,000 shares authorized: no shares issued	-	-
Common stock, $1 par value; 1,050,000 shares authorized, 1,013,292 shares issued and outstanding	1,013,292	1,013,292
Additional paid-in capital	23,859,686	23,859,686
Undistributed gains from sales of properties, net of losses	54,136,119	54,136,119
Undistributed losses from operations	(59,168,807)	(58,203,938)
Total stockholders' equity	19,840,290	20,805,159
Noncontrolling interest	232,799	251,443
TOTAL EQUITY	20,073,089	21,056,602
TOTAL LIABILITIES AND EQUITY	$31,052,223	$33,012,489

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS INCOME (UNAUDITED)

	For the three months ended
	March 31,
	2020	2019
REVENUES
Real estate rentals and related revenue	$19,515	$18,786
Total revenues	19,515	18,786

EXPENSES
Operating Expenses:
Rental and other properties	17,470	13,474
Adviser's base fee	165,000	165,000
General and administrative	80,968	81,090
Professional fees and expenses	93,941	79,431
Directors' fees and expenses	18,250	17,500
Depreciation expense	3,849	3,849
Interest expense	12,743	15,015
Total expenses	392,221	375,359

Loss before other income and income taxes	(372,706)	(356,573)

Net realized and unrealized (losses) gains from investments in marketable securities	(869,778)	180,474
Net income from other investments	113,843	77,855
Other than temporary impairment losses from other investments	(50,000)	-
Interest, dividend and other income	94,379	85,463
Total other (loss) income	(711,556)	343,792

Loss before income taxes and gain on sale of real estate	(1,084,262)	(12,780)
Benefit from income taxes	100,749	4,472
Net loss	(983,513)	(8,308)
Gain (loss) from noncontrolling interest	18,644	(2,808)
Net loss attributable to the Company	$(964,869)	$(11,116)

Weighted average common shares outstanding-basic and diluted	1,013,292	1,013,292
Net loss per common share: Basic and diluted
Basic and diluted loss per share	$(0.95)	$(0.01)

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

				Undistributed
				Gains from Sales	Undistributed			Total
	Common Stock		Additional	of Properties	Losses from	Treasury Stock		Stockholders’
	Shares	Amount	Paid-In Capital	Net of Losses	Operations	Shares	Cost	Equity
Balance as of January 1, 2019	1,046,393	$1,046,393	$24,157,986	$54,642,765	$(58,473,808)	$33,101	(340,281)	21,033,055

Net Loss for three months ended March 31, 2019					(11,116)			(11,116)

Balance as of March 31,2019	1,046,393	1,046,393	24,157,986	54,642,765	(58,484,924)	33,101	(340,281)	21,021,939

				Undistributed
				Gains from Sales	Undistributed			Total
	Common Stock		Additional	of Properties	Losses from	Treasury Stock		Stockholders’
	Shares	Amount	Paid-In Capital	Net of Losses	Operations	Shares	Cost	Equity
Balance as of January 1, 2020	1,013,292	$1,013,292	$23,859,686	$54,136,119	$(58,203,938)	-	-	20,805,159

Net Loss for three months ended March 31, 2020					(964,869)			(964,869)

Balance as of March 31,2020	1,013,292	$1,013,292	$23,859,686	$54,136,119	$(59,168,807)	-	$-	$19,840,290

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to the Company	$(964,869)	$(11,116)
Adjustments to reconcile net loss attributable to the Company to net cash used in operating activities:
Depreciation expense	3,849	3,849
Net income from other investments, excluding impairment losses	(113,843)	(77,855)
Other than temporary impairment losses from other investments	50,000	-
Net (gains) losses from investments in marketable securities	869,778	(180,474)
Net (loss) gain attributable to noncontrolling interest	(18,644)	2,808
Deferred income taxes	(100,379)	(4,472)
Changes in assets and liabilities:
Other assets and other receivables	27,986	(212,394)
Accounts payable, accrued expenses and other liabilities	(106,921)	13,619
Total adjustments	611,826	(454,919)
Net cash used in operating activities	(353,043)	(466,035)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sales and redemptions of marketable securities	373,005	645,931
Investments in marketable securities	(570,029)	(696,561)
Distributions from other investments	184,899	175,008
Contributions to other investments	(189,532)	(328,108)
Proceeds from repayment of notes and mortgage loans receivable	1,200,000	-
Distribution from affiliate	220,899	220,899
Purchases and improvements of properties	-	(218)
Net cash provided by investing activities	1,219,242	16,951

CASH FLOWS FROM FINANCING ACTIVITIES:
Margin borrowings, net of repayments	64,299	117,055
Dividend paid	(506,646)	(506,646)
Repayment of note payable to affiliate	(350,000)	(340,000)
Net cash used in financing activities	(792,347)	(729,591)

Net increase (decrease) in cash and cash equivalents	73,852	(1,178,675)

Cash and cash equivalents at beginning of the period	15,382,596	19,738,174

Cash and cash equivalents at end of the period	$15,456,448	$18,559,499

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$13,000	$15,000

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2019. The balance sheet as of December 31, 2019 was derived from audited consolidated financial statements as of that date. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements include the accounts of HMG/Courtland Properties, Inc. (the "Company") and entities in which the Company owns a majority voting interest or controlling financial interest. All material transactions and balances with consolidated and unconsolidated entities have been eliminated in consolidation or as required under the equity method.

2.	COVID-19 DISCLOSURE

As a result of the spread of COVID-19, economic uncertainties have arisen. Management is monitoring and managing operations in order to timely react to its potential impacts. The duration and intensity of this global health emergency and related disruptions is uncertain.

The Company has a strong balance sheet and sufficient liquidity in place. The Company has cash and cash equivalents of $5.47 million (excluding $9.98 million in quarter-end margin balance) and marketable securities of $2.80 million. Approximately 54% of marketable securities is a portfolio of preferred stock of large cap REITs. We have reviewed this portfolio and concluded the best course points to an outlook that most will return to pre-crisis levels as REITs strive to remain current on preferred dividends in order to retain access to capital markets. Our other investments with a carrying value of $5.67 million are primarily recorded on a cost recovery basis. As of March 31, 2020, we identified one investment which required an impairment valuation adjustment of $50,000 (refer to Note 6). We will continue monitoring these investments to determine if any further valuation adjustments are necessary. The Company’s construction project in Fort Myers, Florida continues on schedule and is projected for completion by the first quarter of 2021.

The Company believes it is able to support continuing operations, fund commitments in other investments and meet all other liabilities as they become due. We believe that future opportunities will likely mirror the Company’s present posture. This generally entails seeking development opportunities in the multi-family segment, together with qualified partners in various markets.

3.	NEW ACCOUNTING PRONOUNCEMENTS

There are several new accounting pronouncements issued or proposed by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial position, operating results, or cash flow.

4.	INVESTMENT IN RESIDENTIAL REAL ESTATE PARTNERSHIP (FORT MYERS, FL)

As previously reported on Form 8-K dated July 19, 2019, pursuant to the terms of a Construction and Mini Perm Loan Agreement ("Loan Agreement"), between Murano At Three Oaks Associates LLC, a Florida limited liability company formed in September 2018 (the “Borrower”) which is 25% owned by HMG, and PNC Bank, National Association ("Lender"), Lender provided a construction loan to the Borrower for the principal sum of approximately $41.59 million (“Loan”). The proceeds of the Loan shall be used to finance the construction of multi-family residential apartments containing 318 units totaling approximately 312,000 net rentable square feet on a 17.5-acre site located in Fort Myers, Florida ("Project"). The Project site was purchased by the Borrower concurrently with the closing of the Loan. Total development costs for the Project are estimated at approximately $56.08 million and the Borrower’s equity totals approximately $14.49 million. HMG’s share of the equity is 25%, or approximately $3.62 million. As of March 31, 2020, the outstanding balance on the Loan was approximately $5.33 million. The Project is 38% complete and expected to be fully completed by the first quarter of 2021.

HMG and the other members (or affiliates thereof) of the Borrower ("Guarantors") entered into a Completion Guaranty ("Completion Guaranty") and a Guaranty and Suretyship Agreement ("Repayment Guaranty") (collectively, the “Guaranties”). Under the Completion Guaranty, each Guarantor shall unconditionally guaranty, as a primary obligor, and become surety for the prompt payment and performance by Borrower of the “Guaranteed Obligations” (as defined). Under the Repayment Guaranty, Guarantor unconditionally guarantees, as a primary obligor, and becomes surety for the prompt payment and performance of, as defined (i) all Interest Obligations, (ii) all Loan Document Obligations, (iii) all Expense Obligations, (iv) the Carrying Cost Obligations, (v) the Principal Amount, (vi) interest on each of the foregoing including, if applicable, interest at the Default Rate (as defined). At all times prior to the First Reduction Date (as defined below), the Guarantors are collectively responsible for 30% of the Principal Obligations, (ii) at all times after the First Reduction Date, the Guarantors are collectively responsible for 15% of the Principal Obligations, and (iii) at all times after the Second Reduction Date, 0% of the Principal Obligations. First Reduction Conditions" means satisfaction of the following conditions: (i) no Event of Default has occurred and is continuing; (ii) Completion of Construction has occurred; and (iii) the Project has achieved a DSCR of not less than 1.25 to 1.00 for two (2) consecutive fiscal quarters.

Each Guarantor is required to maintain compliance with the following financial covenants, as defined: (1) liquidity shall not be less than $2.5 million. Liquidity is defined as the sum of unencumbered, unrestricted cash and cash equivalents and marketable securities, and (2) net worth shall not be less than $10 million. As of March 31, 2020, HMG was in compliance with all covenants required by Guarantors in the Loan Agreement.

5.	INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities consist primarily of large capital corporate equity and debt securities in varying industries or issued by government agencies with readily determinable fair values. These securities are stated at market value, as determined by the most recent traded price of each security at the balance sheet date. Consistent with the Company's overall current investment objectives and activities its entire marketable securities portfolio is classified as trading. Accordingly, all unrealized gains (losses) on this portfolio are recorded in income. Included in investments in marketable securities is approximately $1.51 million and $1.86 million in preferred stock of large capital real estate investment trusts (REITs) as of March 31, 2020 and December 31, 2019, respectively.

Net realized and unrealized gain from investments in marketable securities for the three months ended March 31, 2020 and 2019 is summarized below:

	Three Months Ended March 31,
Description	2020	2019
Net realized loss from sales of securities	$(27,000)	$(28,000)
Unrealized net (loss) gain securities	(843,000)	208,000
Total net (loss) gain from investments in marketable securities	$(870,000)	$180,000

For the three months ended March 31, 2020, net unrealized loss from marketable securities of approximately $843,000 was primarily the result of the large decline in the overall U.S. stock market experienced as a result of business closures from the on-going pandemic.

For the three months ended March 31, 2020, net realized losses from sales of marketable securities of approximately $27,000 consisted of approximately $39,000 of gross losses net of $12,000 of gross gains. For the three months ended March 31, 2019, net realized losses from sales of marketable securities of approximately $28,000 consisted of approximately $31,000 of gross losses net of $3,000 of gross gains.

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

As of March 31, 2020, the Company’s portfolio of other investments had an aggregate carrying value of approximately $5.67 million and we have committed to fund approximately $715,000 as required by agreements with the investees. The carrying value of these investments is equal to contributions less distributions and impairment valuation adjustments, if any.

During the three months ended March 31, 2020, we made cash contributions to other investments of approximately $189,000. This consisted $100,000 as an addition to our existing investment in a private lending fund and approximately $89,000 in follow on commitments of existing investments.

During the three months ended March 31, 2020, we received cash distributions from other investments of approximately $185,000. This consisted of distributions from existing investments primarily in real estate and related entities. One investee sold its remaining rental apartment building located in Atlanta, Georgia and we received $121,000.

In the first quarter of 2019 the Company’s $300,000 investments in a private insurance company publicly registered all shares and began trading on the NASDAQ on March 29, 2019. Accordingly, this investment is included in marketable securities, and as of March 31, 2020, had an unrealized loss of approximately $190,000.

Net income from other investments for the three months ended March 31, 2020 and 2019, is summarized below:

	2020	2019
Partnerships owning real estate & related	$130,000	$42,000
Partnerships owning diversified businesses	2,000	28,000
Income from investment in affiliate T.G.I.F. Texas, Inc.	(18,000)	8,000
Total net income from other investments	$114,000	$78,000

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2020 and December 31, 2019, aggregated by investment category and the length of time that investments have been in a continuous loss position:

	As of March 31, 2020
	12 Months or Less		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in diversified businesses	$829,000	$(261,000)	$-	$-	$829,000	$(261,000)
Partnerships owning real estate and related investments	169,000	(52,000)	-	-	169,000	(52,000)

Total	$998,000	$(313,000)	$-	$-	$998,000	$(313,000)

	As of December 31, 2019
	12 Months or Less		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning real estate and related investments	$169,000	$(52,000)	$-	$-	$169,000	$(52,000)
Partnerships owning diversified businesses investments	363,000	(57,000)	188,000	(45,000)	551,000	(102,000)

Total	$532,000	$(109,000)	$188,000	$(45,000)	$720,000	$(154,000)

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

For the three months ended March 31, 2020, in accordance with ASC Topic 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments (“OTTI”), we have recognized $50,000 in an impairment valuation adjustment for an investment that has been in a continuous unrealized loss position for over 12 months. This investment is in a small business investment company licensed by the Small Business Administration in which we invested $300,000 in 2007. Distributions to date from this investment total $68,000. The carrying value of this investment is $182,000 after the OTTI adjustment.

There were no OTTI adjustments for the three months ended March 31, 2019.

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC Topic 820, the Company measures cash and cash equivalents, marketable debt and equity securities at fair value on a recurring basis. Other investments are measured at fair value on a nonrecurring basis.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, using quoted prices in active markets for identical assets (Level 1) and significant other observable inputs (Level 2). For the periods presented, there were no major assets measured at fair value on a recurring basis which uses significant unobservable inputs (Level 3):

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurement at reporting date using
Description	Total March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$1,371,000	$1,371,000	-	-
US T-bills	13,588,000	13,588,000
Marketable securities:
Corporate debt securities	546,000	-	546,000	-
Marketable equity securities	2,255,000	2,255,000	-	-
Total assets	$17,760,000	$17,214,000	$546,000	$-

	Fair value measurement at reporting date using
Description	Total December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$606,000	$606,000	-	-
US T-bills	14,130,000	14,130,000
Marketable securities:
Corporate debt securities	474,000	-	474,000	-
Marketable equity securities	2,999,000	2,999,000	-	-
Total assets	$18,209,000	$17,735,000	$474,000	$-

Carrying amount is the estimated fair value for corporate debt securities and time deposits based on a market-based approach using observable (Level 2) inputs such as prices of similar assets in active markets.

8.	INCOME TAXES

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

On December 13, 2019, the Company declared a dividend of $0.50 per share which was payable on January 13, 2020 to all shareholders of record as of December 30, 2019. The dividend was 72% capital gain and 28% return of capital.

The Company accounts for income taxes in accordance with ASC Topic 740, “Accounting for Income Taxes.” ASC Topic 740 requires a Company to use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes only pertain to CII. As of March 31, 2020, the Company has recorded a net deferred tax asset of $23,000, and as December 31, 2019 recorded a net deferred tax liability of $77,000. Deferred taxes are primarily a result of timing differences associated with the carrying value of the investment in affiliate (TGIF), other investments and investments in marketable securities. CII’s NOL carryover to 2020 is estimated at $896,000 and has been fully reserved due to CII historically having tax losses.

The benefit from income taxes in the consolidated statements of income consists of the following:

Three months ended March 31,	2020	2019
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	$(75,000)	$(3,000)
State	(16,000)	(1,000)
	(91,000)	(4,000)
Decreased valuation allowance	(10,000)	-
Total	$(101,000)	$(4,000)

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2019. The Company’s federal income tax returns since 2016 are subject to examination by the Internal Revenue Service, generally for a period of three years after the returns were filed.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the consolidated financial statements as selling, general and administrative expense.

9.	STOCK OPTIONS

During the three months ended March 31, 2020 there were no options granted, expired or forfeited.

The following table summarizes information concerning outstanding and exercisable options as of March 31, 2020:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by shareholders	9,600	$13.55	36,608
Equity compensation plan not approved by shareholders	—	—	—
Total	9,600	$13.55	36,608

As of March 31, 2020, the stock options outstanding and exercisable had no intrinsic value.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The Company reported net loss of approximately $965,000 (or $0.95 per share) for the three months ended March 31, 2020. For the three months ended March 31, 2019 the Company reported a net loss of approximately $11,000 (or $0.01 per share).

REVENUES

Rentals and related revenues for the three months ended March 31, 2020 and 2019 were approximately $20,000 and $19,000, respectively and primarily consists of rent from the Advisor to CII for its corporate office.

Net realized and unrealized (loss) gain from investments in marketable securities:

Net realized and unrealized loss from investments in marketable securities for the three months ended March 31, 2020 was approximately $870,000. For the three months ended March 31, 2020, net unrealized loss from marketable securities of approximately $843,000 was primarily the result of the large decline in the overall U.S. stock market experienced as a result of business closures from the on-going pandemic.

For the three months ended March 31, 2019 net realized and unrealized gains from marketable securities was approximately $180,000. For further details, refer to Note 5 to Condensed Consolidated Financial Statements (unaudited).

Income from other investments:

Income from other investments for the three months ended March 31, 2020 and 2019 was approximately $113,000 and $78,000, respectively. For further details, refer to Note 6 to Condensed Consolidated Financial Statements (unaudited).

Other than temporary impairment losses from other investments (“OTTI”):

For the three months ended March 31, 2019 OTTI valuation adjustment was $50,000 from one investment. For further details, refer to Note 6 to Condensed Consolidated Financial Statements (unaudited).

EXPENSES

Professional fees and expenses for the three months ended March 31, 2020 as compared with the same period in 2019 increased by approximately $15,000 (or 18%) primarily due to increased tax preparation fees.

EFFECT OF INFLATION:

Inflation affects the costs of holding the Company's investments. Increased inflation would decrease the purchasing power of our mainly liquid investments.

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES

The Company's material commitments primarily consist of a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of $650,000 due on demand, contributions committed to other investments of approximately $715,000 due upon demand. The $9.98 million in margin is primarily related to the purchase of US T-bills at quarter end. The T-bills were sold in April 2020 and the related margin was repaid. The purchase of T-bills at each fiscal quarter end is for the purposes of qualifying for the REIT asset test. The funds necessary to meet these obligations are expected from the proceeds from the sales of investments, distributions from investments and available cash.

MATERIAL COMPONENTS OF CASH FLOWS

For the three months ended March 31, 2020, net cash used in operating activities was approximately $353,000, primarily consisting of operating expenses.

For the three months ended March 31, 2020, net cash provided by investing activities was approximately $1.2 million. This consisted primarily of $1 million collection of loan due from purchaser of Grove Isle, $200,000 collection of loan participation, net proceeds from sales and redemptions of marketable securities of $373,000, distributions from other investments of $185,000 and distribution from affiliate of $221,000. These sources of funds were partially offset by uses of cash consisting primarily of $570,000 in purchases of marketable securities and $189,000 of contributions to other investments.

For the three months ended March 31, 2020, net cash used in financing activities was approximately $792,000, consisting of $507,000 dividend paid and $350,000 principal payment on note due to affiliate. These uses of funds were partially offset by increased margin borrowings (net of repayments) of $64,000.

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

As previously reported on December 14, 2018, HMG announced that its Board of Directors has authorized the purchase of up to $500,000 of HMG common stock on the open market or through privately negotiated transactions. The program will be in place through December 31, 2021. During the three months ended March 31, 2020, there were no shares purchased as part of this publicly announced program.

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

HMG/COURTLAND PROPERTIES, INC.

Dated: May 13, 2020	/s/ Maurice Wiener
CEO and President

Dated: May 13, 2020	/s/Carlos Camarotti
Vice President- Finance and Controller
Principal Accounting Officer

