Form 10-Q
period 2020-06-30
HMG COURTLAND PROPERTIES INC
filed 2020-08-13
CIK 311817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,007,248 Common shares were outstanding as of August 13, 2020.

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

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2020
AND DECEMBER 31, 2019

	June 30,	December 31,
	2020	2019
	(UNAUDITED)
ASSETS
Investment properties, net of accumulated depreciation:
Office building and other commercial property	$918,264	$925,963
Total investment properties, net	918,264	925,963

Cash and cash equivalents	9,305,099	15,382,596
Investments in marketable securities	3,178,457	3,473,521
Other investments	5,267,342	5,585,666
Investment in affiliate	1,208,164	1,442,423
Loans, notes and other receivables	1,321,850	2,519,570
Investment in residential real estate partnership, Fort Myers, FL	3,627,598	3,627,598
Deferred income tax asset	27,499	-
Other assets	63,795	55,152
TOTAL ASSETS	$24,918,068	$33,012,489

LIABILITIES
Margin payable	$3,908,897	$9,916,774
Accounts payable, accrued expenses and other liabilities	223,095	373,649
Note payable to affiliate	650,000	1,000,000
Amounts due to Adviser for incentive fee	-	81,333
Dividends payable	-	506,646
Deferred income taxes payable	-	77,485
TOTAL LIABILITIES	4,781,992	11,955,887

STOCKHOLDERS' EQUITY
Excess common stock, $1 par value; 100,000 shares authorized: no shares issued	-	-
Common stock, $1 par value; 1,050,000 shares authorized, 1,013,292 shares issued and 1,007,248 shares outstanding as of June 30, 2020; and 1,013,292 shares issued and outstanding as of December 31, 2019	1,013,292	1,013,292
Additional paid-in capital	23,859,686	23,859,686
Less: treasury shares: 6,044 as of June 30, 2020 and zero as of December 31, 2019	(66,392)	-
Undistributed gains from sales of properties, net of losses	54,136,119	54,136,119
Undistributed losses from operations	(59,042,944)	(58,203,938)
Total stockholders' equity	19,899,761	20,805,159
Noncontrolling interest	236,315	251,443
TOTAL EQUITY	20,136,076	21,056,602
TOTAL LIABILITIES AND EQUITY	$24,918,068	$33,012,489

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
REVENUES
Real estate rentals and related revenue	$19,516	$18,786	$39,031	$37,572
Total Revenues	19,516	18,786	39,031	37,572

EXPENSES
Operating expenses:
Rental and other properties	16,311	31,539	33,781	45,013
Adviser's base fee	165,000	165,000	330,000	330,000
General and administrative	23,793	28,412	104,761	109,502
Professional fees and expenses	20,987	42,594	114,928	122,025
Directors' fees and expenses	19,000	20,661	37,250	38,161
Depreciation and amortization	3,850	3,850	7,699	7,699
Interest expense	6,587	14,286	19,329	29,301
Total expenses	255,528	306,342	647,748	681,701

Loss before other income and income taxes	(236,012)	(287,556)	(608,717)	(644,129)

Net realized and unrealized gains (losses) from investments in marketable securities	484,272	60,082	(385,507)	240,556
Net income from other investments	58,425	97,126	172,268	174,981
Other than temporary impairment losses from other investments	(265,000)	-	(315,000)	-
Interest, dividend and other income	83,089	152,964	177,468	238,428
Total other income (loss)	360,786	310,172	(350,771)	653,965

Income (loss) before income taxes	124,774	22,616	(959,488)	9,836
Benefit from (provision for) income taxes	4,605	(7,416)	105,354	(2,944)
Net income (loss)	129,379	15,200	(854,134)	6,892
(Gain) loss from non-controlling interest	(3,516)	(5,650)	15,128	(8,458)
Net income (loss) attributable to the company	$125,863	$9,550	$(839,006)	$(1,566)

Weighted average common shares outstanding-basic and diluted	1,011,758	1,013,292	1,012,525	1,013,292
Net income (loss) per common share:
Basic and diluted net income (loss) per share	$0.12	$0.01	$(0.83)	$(0.00)

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (Unaudited)

	Common Stock		Additional	Undistributed Gains from Sales of Properties	Undistributed (Losses) gains from	Treasury Stock		Total Stockholders'
	Shares	Amount	Paid-In Capital	Net of Losses	Operations	Shares	Cost	Equity

Balance as of January 1, 2019	1,046,393	$1,035,493	$24,076,991	$54,642,765	$(58,473,808)	$33,101	$(340,281)	$21,033,055
Net income (loss) for three months ended March 31, 2019	-	-	-	-	(11,116)	-	-	(11,116)
Balance as of March 31, 2019	1,046,393	$1,046,393	$24,157,986	$54,642,765	$(58,484,924)	33,101	$(340,281)	$21,021,939
Net loss for three months ended June 30, 2019	-	-	-	-	9,550	-	-	9,550
Retired 33.101 treasury shares	(33,101)	(33,101)	(307,180)			(33,101)	340,281
Balance as of June 30, 2019	1,013,292	$1,013,292	$23,850,806	$54,642,765	$(58,475,374)	-	$-	$21,031,489

	Common Stock		Additional	Undistributed Gains from Sales of Properties	Undistributed (Losses) gains from	Treasury Stock		Total Stockholders'
	Shares	Amount	Paid-In Capital	Net of Losses	Operations	Shares	Cost	Equity

Balance as of January 1, 2020	1,013,292	$1,013,292	$23,859,686	$54,136,119	$(58,203,938)	-	$-	$20,805,159
Net loss for three months ended March 31, 2020	-	-	-	-	(964,869)	-	-	(964,869)
Balance as of March 31, 2020	1,013,292	$1,013,292	$23,859,686	$54,136,119	$(59,168,807)	-	$-	$19,840,290
Net income for three months ended June 30, 2020	-	-	-	-	125,863	-	-	125,863
Purchased treasury shares	-	-	-	-	-	6,044	(66,392)	(66,392)
Balance as of June 30, 2020	1,013,292	$1,013,292	$23,859,686	$54,136,119	$(59,042,944)	6,044	$(66,392)	$19,899,761

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to the Company	$(839,006)	$(1,566)
Adjustments to reconcile net loss attributable to the Company to net cash used in operating activities:
Depreciation expense	7,699	7,699
Net income from other investments, excluding impairment losses	(172,268)	(174,981)
Other than temporary impairment losses from other investments	315,000	-
Net loss (gain) from investments in marketable securities	385,507	(240,556)
Net (loss) income attributable to non-controlling interest	(15,128)	8,458
Deferred income tax (benefit) expense	(105,354)	2,944
Changes in assets and liabilities:
Other assets and other receivables	(10,922)	20,182
Accounts payable, accrued expenses and other liabilities	(231,516)	5,211
Total adjustments	173,018	(371,043)
Net cash used in operating activities	(665,988)	(372,609)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sales and redemptions of securities	839,547	836,411
Investments in marketable securities	(929,990)	(779,519)
Distribution from investment in residential real estate partnership, Orlando, FL	-	6,187
Contribution to investment in residential real estate partnership, Fort Myers, FL	-	(250,000)
Distributions from other investments	394,423	404,971
Contributions to other investments	(205,472)	(654,873)
Proceeds from collections of mortgage loans, notes, and other receivables	1,200,000	-
Distribution from affiliate	220,899	220,899
Purchases and improvements of properties	-	(2,718)
Net cash provided by (used in) investing activities	1,519,407	(218,642)

CASH FLOWS FROM FINANCING ACTIVITIES:
Margin borrowings, net of repayments	(6,007,878)	100,258
Dividends paid	(506,646)	(506,646)
Repayment of note payable to affiliate	(350,000)	(340,000)
Purchase of treasury shares	(66,392)	-
Net cash used in financing activities	(6,930,916)	(746,388)

Net decrease in cash and cash equivalents	(6,077,497)	(1,337,639)
Cash and cash equivalents at beginning of the period	15,382,596	19,738,174
Cash and cash equivalents at end of the period	$9,305,099	$18,400,535

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$19,000	$29,000
NON-CASH INVESTING AND FINANCING ACTIVITES:
Retirement of treasury stock during period	$-	$340,281

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2019. The balance sheet as of December 31, 2019 was derived from audited consolidated financial statements as of that date. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for future periods or the full year.

The condensed consolidated financial statements include the accounts of HMG/Courtland Properties, Inc. (the "Company" or “HMG”) and entities in which the Company owns a majority voting interest or controlling financial interest. All material transactions and balances with consolidated and unconsolidated entities have been eliminated in consolidation or as required under the equity method.

2.	COVID-19 DISCLOSURE

Management continues monitoring and managing operations in order to timely react to potential impacts of the ongoing pandemic on our business, financial condition, liquidity, results of operations and prospects. The ultimate extent of any impact of the pandemic we may experience is highly uncertain and cannot be predicted with confidence.

During the quarter ended June 30, 2020, the value of our portfolio in marketable securities improved substantially (over 50%) from the first quarter of 2020. This is in line with the substantial recovery of all major U.S. stock indices during the current quarter. We have made no substantial changes to our outlook regarding our marketable securities holdings from the first quarter. Our other investments with a carrying value of $5.27 million experienced further valuation impairments of $265,000 during the current quarter (refer to Note 6). We will continue monitoring these investments to determine if any further valuation adjustments are necessary. Our construction project in Fort Myers, Florida remains on schedule and is projected for completion by the first quarter of 2021.

The Company has not participated in any financial assistance provided under the CARES Act and is not expected to require any such assistance. Our liquidity remains strong and able to support continuing operations, fund commitments in other investments and meet all other liabilities as they become due in the foreseeable future. We continue to seek and explore development opportunities primarily in the multi-family segment, together with qualified partners in various markets.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

There are several new accounting pronouncements issued or proposed by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial position, operating results, or cash flow.

4.	INVESTMENT IN RESIDENTIAL REAL ESTATE PARTNERSHIP (FORT MYERS, FL)

As previously reported on Form 8-K dated July 19, 2019, pursuant to the terms of a Construction and Mini Perm Loan Agreement ("Loan Agreement"), between Murano At Three Oaks Associates LLC, a Florida limited liability company formed in September 2018 (the “Borrower”) which is 25% owned by HMG, and PNC Bank, National Association ("Lender"), Lender provided a construction loan to the Borrower for the principal sum of approximately $41.59 million (“Loan”). The proceeds of the Loan shall be used to finance the construction of multi-family residential apartments containing 318 units totaling approximately 312,000 net rentable square feet on a 17.5-acre site located in Fort Myers, Florida ("Project"). The Project site was purchased by the Borrower concurrently with the closing of the Loan. Total development costs for the Project are estimated at approximately $56.08 million and the Borrower’s equity totals approximately $14.49 million. HMG’s share of the equity is 25%, or approximately $3.62 million. As of June 30, 2020, the outstanding balance on the Loan was approximately $13.66 million. The Project is 69% complete and expected to be fully completed by the first quarter of 2021.

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

Each Guarantor is required to maintain compliance with the following financial covenants, as defined: (1) liquidity shall not be less than $2.5 million. Liquidity is defined as the sum of unencumbered, unrestricted cash and cash equivalents and marketable securities, and (2) net worth shall not be less than $10 million. As of June 30, 2020, HMG was in compliance with all covenants required by Guarantors in the Loan Agreement.

5.	INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities consist primarily of large capital corporate equity and debt securities in varying industries or issued by government agencies with readily determinable fair values. These securities are stated at market value, as determined by the most recent traded price of each security at the balance sheet date. Consistent with the Company's overall current investment objectives and activities its entire marketable securities portfolio is classified as trading. Accordingly, all unrealized gains (losses) on this portfolio are recorded in income. Included in investments in marketable securities is approximately $1.59 million and $1.86 million in primarily preferred stock of large capital real estate investment trusts (REITs) as of June 30, 2020 and December 31, 2019, respectively.

Net realized and unrealized gain (loss) from investments in marketable securities for the three and six months ended June 30, 2020 and 2019 is summarized below:

	Three months ended June 30,		Six months ended June 30,
Description	2020	2019	2020	2019
Net realized (loss) gain from sales of securities	$(44,000)	$16,000	$(71,000)	$(11,000)
Unrealized net gain (loss) of securities	528,000	44,000	(315,000)	252,000
Total net gain (loss) from investments in marketable securities	$484,000	$60,000	$(386,000)	$241,000

For the three months ended June 30, 2020, net realized loss from sales of marketable securities was approximately $44,000 which consisted of $69,000 of gross losses net of $25,000 of gross gains. For the six months ended June 30, 2020, net realized loss from sales of marketable securities was approximately $71,000 and consisted of approximately $108,000 of gross losses net of $37,000 of gross gains.

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

As of June 30, 2020, the Company’s portfolio of other investments had an aggregate carrying value of approximately $5.27 million and we have committed to fund approximately $689,000 as required by agreements with the investees. The carrying value of these investments is equal to contributions less distributions and impairment valuation adjustments, if any.

During the six months ended June 30, 2020, we made cash contributions to other investments of approximately $205,000. This consisted of $100,000 as an addition to our existing investment in a private lending fund and approximately $105,000 in follow on commitments of existing investments.

During the six months ended June 30, 2020, we received cash distributions from other investments of approximately $394,000. This primarily consisted of distributions from two existing investments. In April 2020, one investee in a technology related venture fund completed the sale of its investment in a leading multinational developer and provider of sustainable water and we received $126,000. In January 2020, a real estate and related investee sold its remaining rental apartment building located in Atlanta, Georgia and we received $121,000.

As previously reported, in the first quarter of 2019 the Company’s $300,000 investments in a private insurance company publicly registered all shares and began trading on the NASDAQ on March 29, 2019. Accordingly, this investment is included in marketable securities, and as of June 30, 2020, had an unrealized loss of approximately $175,000.

Net income from other investments for the three and six months ended June 30, 2020 and 2019, is summarized below:

	Three months ended June 30,		Six months ended June 30,
Investment Description	2020	2019	2020	2019
Partnerships owning real estate and related investments	$33,000	$85,000	$163,000	$127,000
Partnerships owning diversified businesses	6,000	9,000	8,000	37,000
Technology and related investments	14,000	-	14,000	-
Income (loss) from investment in 49% owned affiliate (T.G.I.F. Texas, Inc.)	5,000	3,000	(13,000)	11,000
Total net income from other investments	$58,000	$97,000	$172,000	$175,000

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2020 and December 31, 2019, aggregated by investment category and the length of time that investments have been in a continuous loss position:

	As of June 30, 2020
	12 Months or Less		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in real estate and related	$171,000	(50,000)	$-	$-	$171,000	$(50,000)
Partnerships owning diversified businesses investments	$879,000	$(95,000)	-	-	879,000	(95,000)
Total	$1,050,000	$(145,00)	$-	$-	$1,050,000	$(145,000)

	As of December 31, 2019
	12 Months or Less		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in real estate and related	$169,000	$(52,000)	$-	$-	$169,000	$(52,000)
Partnerships owning diversified businesses investments	363,000	(57,000)	188,000	(45,000)	551,000	(102,000)
Total	$532,000	$(109,000)	$188,000	$(45,000)	$720,000	$(154,000)

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

For the six months ended June 30, 2020, in accordance with ASC Topic 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments (“OTTI”), we have recognized a total of $315,000 in impairment valuation adjustments. In the second quarter of 2020, we recorded two OTTI adjustments. One for $90,000 which was an additional write down relating to the investment in a small business investment company licensed by the Small Business Administration in which we invested $300,000 in 2007. Distributions to date from this investment total $68,000. We wrote this investment down by $50,000 in the first quarter of 2020. The carrying value of this investment is $92,000 after the OTTI adjustments. The other OTTI adjustment in this quarter was for $175,000 for an investment in a $2 billion global fund which invests in oil exploration and production which we committed $500,000 in September 2015. To date we have funded substantially all of our commitment and have received $205,000 in distributions from this investment. The write down was based on net asset value reported by the sponsor and takes into consideration the current disruptions in the oil markets as a result of the economic fall out of the pandemic. The adjusted value in this investment as of June 30, 2020 is $142,000.

There were no OTTI adjustments for the six months ended June 30, 2019.

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC Topic 820, the Company measures cash and cash equivalents and marketable debt and equity securities at fair value on a recurring basis. Other investments are measured at fair value on a nonrecurring basis.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, using quoted prices in active markets for identical assets (Level 1) and significant other observable inputs (Level 2). For the periods presented, there were no major assets measured at fair value on a recurring basis where significant unobservable inputs were used (Level 3):

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurement at reporting date using
Description	Total June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$1,255,000	$1,255,000	$-	$-
US T-Bills	7,599,000	7,599,000
Marketable securities:
Corporate debt securities	665,000	-	665,000	-
Marketable equity securities	2,513,000	2,513,000	-	-
Total assets	$12,032,000	$11,367,000	$665,000	$-

	Fair value measurement at reporting date using
Description	Total December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$606,000	$606,000	$-	$-
US T-Bills	14,130,000	14,130,000
Marketable securities:
Corporate debt securities	474,000	-	474,000	-
Marketable equity securities	2,999,000	2,999,000	-	-
Total assets	$18,209,000	$17,735,000	$474,000	$-

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

The Company accounts for income taxes in accordance with ASC Topic 740, “Accounting for Income Taxes.” ASC Topic 740 requires a Company to use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes only pertain to CII. As of June 30, 2020, the Company has recorded a net deferred tax asset of $27,000, and as of December 31, 2019 recorded a net deferred tax liability of $77,000. Deferred taxes are primarily a result of timing differences associated with the carrying value of the investment in affiliate (TGIF), other investments and investments in marketable securities. CII’s federal net operating loss (NOL) carryover to 2020 is estimated at $949,000 and has been fully reserved due to CII historically having tax losses.

The benefit from (provision for) income taxes in the consolidated statements of income consists of the following:

Six months ended June 30,	2020	2019
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	$74,000	$(2,000)
State	17,000	(1,000)
	91,000	(3,000)
Decreased valuation allowance	14,000	-
Total	$105,000	$(3,000)

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

During the six months ended June 30, 2020 and 2019, there were no options granted, expired or forfeited.

The following table summarizes information concerning outstanding and exercisable options as of June 30, 2020:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by shareholders	9,600	$13.55	36,608
Equity compensation plan not approved by shareholders	—	—	—
Total	9,600	$13.55	36,608

As of June 30, 2020, the stock options outstanding and exercisable had no intrinsic value.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The Company reported net income of approximately $126,000 ($0.12 per share) and $10,000 ($0.01 per share) for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, the Company reported net loss of approximately $839,000 ($0.83 per share) and $2,000 ($0.00 per share), respectively.

REVENUES

Rentals and related revenues for the three and six months ended June 30, 2020, were approximately $19,000 and $39,000, respectively and primarily consists of rent from the Advisor to CII for its corporate office. For the three and six months ended June 30, 2019 rental and related revenues were $19,000 and $38,000, respectively.

Net realized and unrealized gains (losses) from investments in marketable securities:

Net realized loss from the sale of marketable securities for the three and six months ended June 30, 2020 was approximately $44,000 and $71,000, respectively. Net realized gain (loss) from the sale of marketable securities for the three and six months ended June 30, 2019 was approximately $16,000 and ($11,000), respectively. Unrealized net gain (loss) from investments in marketable securities for the three and six months ended June 30, 2020 was approximately $528,000 and ($315,000), respectively. This was primarily due to the substantial recovery in the overall U.S. stock market from lows in March 2020 as businesses began reopening in the second quarter. Unrealized net gain from investments in marketable securities for the three and six months ended June 30, 2019 was approximately $44,000 and $252,000, respectively. For further details refer to Note 5 to Condensed Consolidated Financial Statements (unaudited).

Income from other investments:

Income from other investments for the three and six months ended June 30, 2020 was approximately $58,000 and $172,000, respectively. Income from other investments for the three and six months ended June 30, 2019 was approximately $97,000 and $175,000, respectively. For further details refer to Note 6 to Condensed Consolidated Financial Statements (unaudited).

Other than temporary impairment losses from other investments (“OTTI”):

For the six months ended June 30, 2020 OTTI valuation adjustment was $315,000 related to two investments. For further details, refer to Note 6 to Condensed Consolidated Financial Statements (unaudited).

Interest, dividend and other income:

Interest, dividend and other income for the three and six months ended June 30, 2020 was approximately $83,000 and $177,000, respectively. Interest, dividend and other income for the three and six months ended June 30, 2019 was approximately $153,000 and $238,000, respectively. The decreases in the three and six-month comparable periods was primarily due to decreased interest income from investments in U.S. T-bills.

EXPENSES

Expenses for rental and other properties for the three and six months ended June 30, 2020 as compared with the same periods in 2019 decreased by approximately $15,000 (48%) and $11,000 (25%), respectively. The decreases in the three and six month comparable periods were primarily due to decreased repairs and maintenance at our corporate office.

Professional fees and expenses for the three months ended June 30, 2020 as compared with the three months ended June 30, 2019 decreased by approximately $22,000 (51%) due to decreased legal and tax fees.

EFFECT OF INFLATION:

Inflation affects the costs of holding the Company's investments. Increased inflation would decrease the purchasing power of our mainly liquid investments.

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES

The Company's material commitments primarily consist of a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of $650,000 due on demand, contributions committed to other investments of approximately $689,000 due upon demand. The $3.91 million in margin payable is related to the purchase of U.S. T-bills at quarter end. The T-bills were sold in July 2020 and the related margin was repaid. The purchase of T-bills at each fiscal quarter end is for the purposes of qualifying for the REIT asset test. The funds necessary to meet these obligations are expected from the proceeds from the sales of investments, distributions from investments and available cash.

MATERIAL COMPONENTS OF CASH FLOWS

For the six months ended June 30, 2020, net cash used in operating activities was approximately $666,000, primarily consisting of operating expenses.

For the six months ended June 30, 2020, net cash provided by investing activities was approximately $1.5 million. This consisted primarily of $1 million collection of loan due from purchaser of Grove Isle, $200,000 collection of loan participation, net proceeds from sales and redemptions of marketable securities of $840,000, distributions from other investments of $394,000 and distribution from affiliate of $221,000. These sources of funds were partially offset by uses of cash consisting primarily of $930,000 in purchases of marketable securities and $205,000 of contributions to other investments.

For the six months ended June 30, 2020, net cash used in financing activities was approximately $6.9 million, consisting of $6.0 million in repayment of margin payable relating to the quarter end purchases of U.S. T-bills, $507,000 dividend paid, $350,000 principal payment on note due to affiliate and $66,000 in purchase of treasury shares.

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

As previously reported on December 14, 2018, HMG announced that its Board of Directors has authorized the purchase of up to $500,000 of HMG common stock on the open market or through privately negotiated transactions. The program will be in place through December 31, 2021. During the six months ended June 30, 2020, there were 6,044 shares purchased for $66,392 as part of this publicly announced program. As of June 30, 2020, the maximum dollar value of shares that may yet be purchased under the program is $433,608.

The following table presents information regarding the shares of our common stock we purchased during each of the six calendar months ended June 30, 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan (1)
April 1 –30, 2020	672	$10.60	672	$492,879
May 1 – 31, 2020	802	$10.18	802	$484,711
June 1 – 30, 2020	4,570	$11.18	4,570	$433,608

Item 3.	Defaults Upon Senior Securities: None.

Item 4.	Mine Safety Disclosures: Not applicable.

Item 5.	Other Information: None

Item 6.	Exhibits:

(a) Certifications pursuant to 18 USC Section 1350-Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMG/COURTLAND PROPERTIES, INC.

/s/Maurice Wiener
Dated: August 13, 2020	CEO and President

/s/Carlos Camarotti
Dated: August 13, 2020	CFO and Vice President

