Form 10-Q
period 2020-09-30
HMG COURTLAND PROPERTIES INC
filed 2020-11-13
CIK 311817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,007,248 Common shares were outstanding as of November 13, 2020.

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

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

	September 30,	December 31,
	2020	2019
	(UNAUDITED)
ASSETS
Investment properties, net of accumulated depreciation:
Office building and other commercial property	$914,414	$925,963
Total investment properties, net	914,414	925,963

Cash and cash equivalents	7,399,410	15,382,596
Investments in marketable securities	3,275,757	3,473,521
Other investments	4,936,570	5,585,666
Investment in affiliate	1,204,696	1,442,423
Loans, notes and other receivables	1,344,814	2,519,570
Investment in residential real estate partnership, Fort Myers, FL	3,627,598	3,627,598
Other assets	116,690	55,152
TOTAL ASSETS	$22,819,949	$33,012,489

LIABILITIES
Margin payable	$1,908,608	$9,916,774
Accounts payable, accrued expenses and other liabilities	142,004	373,649
Note payable to affiliate	650,000	1,000,000
Amounts due to Adviser for incentive fee	-	81,333
Dividends payable	-	506,646
Deferred income taxes payable	50,425	77,485
TOTAL LIABILITIES	2,751,037	11,955,887

STOCKHOLDERS' EQUITY
Excess common stock, $1 par value; 100,000 shares authorized: no shares issued	-	-
Common stock, $1 par value; 1,050,000 shares authorized, 1,013,292 shares issued and 1,007,248 shares outstanding as of September 30, 2020; and 1,013,292 shares issued and outstanding as of December 31, 2019	1,013,292	1,013,292
Additional paid-in capital	23,859,686	23,859,686
Less: treasury shares: 6,044 as of September 30, 2020 and zero as of December 31, 2019	(66,392)	-
Undistributed gains from sales of properties, net of losses	54,136,119	54,136,119
Undistributed losses from operations	(59,113,797)	(58,203,938)
Total stockholders' equity	19,828,908	20,805,159
Noncontrolling interest	240,004	251,443
TOTAL EQUITY	20,068,912	21,056,602
TOTAL LIABILITIES AND EQUITY	$22,819,949	$33,012,489

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
REVENUES
Real estate rentals and related revenue	$19,515	$18,786	$58,546	$56,358
Total revenues	19,515	18,786	58,546	56,358

EXPENSES
Operating expenses:
Rental and other properties	26,603	31,223	60,384	76,236
Adviser's base fee	165,000	165,000	495,000	495,000
General and administrative	30,911	41,048	135,672	150,550
Professional fees and expenses	18,204	22,637	133,132	144,662
Directors' fees and expenses	19,000	21,583	56,250	59,744
Depreciation and amortization	3,849	3,849	11,548	11,548
Interest expense	5,326	13,447	24,655	42,748
Total expenses	268,893	298,787	916,641	980,488

Loss before other income (loss) and income taxes	(249,378)	(280,001)	(858,095)	(924,130)

Net realized and unrealized gains (losses) from investments in marketable securities	119,306	12,190	(266,200)	252,747
Equity gain from operations of residential real estate partnerships	-	3,225	-	3,225
Net income from other investments	67,896	479,258	240,163	654,239
Other than temporary impairment losses from other investments	-	-	(315,000)	-
Interest, dividend and other income	71,208	136,909	248,676	375,336
Total other income (loss)	258,410	631,582	(92,361)	1,285,547

Income (loss) before taxes	9,032	351,581	(950,456)	361,417
(Provision for) benefit from income taxes	(76,196)	(12,010)	29,158	(14,954)
Net (loss) income	(67,164)	339,571	(921,298)	346,463

(Gain) loss attributable to non-controlling interest	(3,689)	(850)	11,439	(9,308)
Net (loss) income attributable to the company	$(70,853)	$338,721	$(909,859)	$337,155

Weighted average common shares outstanding-basic and diluted	1,007,248	1,013,292	1,010,753	1,013,292
Net (loss) income per common share:
Basic and diluted net (loss) income per share	$(0.07)	$0.33	$(0.90)	$0.33

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (Unaudited)

	Common Stock		Additional	Undistributed Gains from Sales of Properties	Undistributed (Losses) gains from	Treasury Stock		Total Stockholders'
	Shares	Amount	Paid-In Capital	Net of Losses	Operations	Shares	Cost	Equity

Balance as of January 1, 2019	1,046,393	$1,035,493	$24,157,986	$54,642,765	$(58,473,808)	$33,101	$(340,281)	$21,033,055
Net loss for three months ended March 31, 2019	-	-	-	-	(11,116)	-	-	(11,116)
Balance as of March 31, 2019	1,046,393	$1,046,393	$24,157,986	$54,642,765	$(58,484,924)	33,101	$(340,281)	$21,021,939
Net income for three months ended June 30, 2019	-	-	-	-	9,550	-	-	9,550
Retired 33,101 treasury shares	(33,101)	(33,101)	(307,180)	-	-	(33,101)	340,281	-
Balance as of June 30, 2019	1,013,292	$1,013,292	$23,850,806	$54,642,765	$(58,475,374)	-	$-	$21,031,489
Net income for three months ended September 30, 2019	-	-	-	-	338,721	-	-	338,721
Non-employee stock option compensation	-	-	8,880	-	-	-	-	8,880
Balance as of September 30, 2019	1,013,292	$1,013,292	$23,859,686	$54,642,765	$(58,136,653)	-	$-	$21,379,090

	Common Stock		Additional	Undistributed Gains from Sales of Properties	Undistributed (Losses) gains from	Treasury Stock		Total Stockholders'
	Shares	Amount	Paid-In Capital	Net of Losses	Operations	Shares	Cost	Equity
Balance as of January 1, 2020	1,013,292	$1,013,292	$23,859,686	$54,136,119	$(58,203,938)	-	$-	$20,805,159
Net loss for three months ended March 31, 2020	-	-	-	-	(964,869)	-	-	(964,869)
Balance as of March 31, 2020	1,013,292	$1,013,292	$23,859,686	$54,136,119	$(59,168,807)	-	$-	$19,840,290
Net income for three months ended June 30, 2020	-	-	-	-	125,863	-	-	125,863
Purchased treasury shares	-	-	-	-	-	6,044	(66,392)	(66,392)
Balance as of June 30, 2020	1,013,292	$1,013,292	$23,859,686	$54,136,119	$(59,042,944)	6,044	$(66,392)	$19,899,761
Net loss for three months ended September 30, 2020	-	-	-	-	(70,853)	-	-	(70,853)
Balance as of September 30, 2020	1,013,292	$1,013,292	$23,859,686	$54,136,119	$(59,113,797)	6,044	$(66,392)	$19,828,908

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income attributable to the Company	$(909,859)	$337,155
Adjustments to reconcile net (loss) income attributable to the Company to net cash used in operating activities:
Depreciation and amortization expense	11,548	11,548
Stock compensation expense	-	8,880
Net income from other investments, excluding impairment losses	(240,163)	(654,239)
Other than temporary impairment loss from other investments	315,000	-
Equity gain from operations of residential real estate partnership	-	(3,225)
Net losses (gains) from investments in marketable securities	266,200	(252,747)
Net (loss) gain attributable to non-controlling interest	(11,439)	9,308
Deferred income tax (benefit) expense	(29,158)	15,450
Changes in assets and liabilities:
Other assets and other receivables	(86,781)	(7,616)
Accounts payable, accrued expenses and other liabilities	(310,877)	(1,785)
Total adjustments	(85,670)	(874,426)
Net cash used in operating activities	(995,529)	(537,271)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sales and redemptions of securities	1,212,702	1,096,670
Investments in marketable securities	(1,060,453)	(959,737)
Distribution from investment in residential real estate partnership, Orlando, FL	-	6,187
Contributions to investment residential real estate partnership, Fort Myers, FL	-	(3,000,000)
Distributions from other investments	597,668	1,435,879
Contributions to other investments	(227,268)	(919,613)
Proceeds from collections of mortgage loans and notes receivables	1,200,000	-
Distribution from affiliate	220,899	220,899
Purchases and improvements of properties	-	(66,162)
Net cash provided by (used in) investing activities	1,943,548	(2,185,877)

CASH FLOWS FROM FINANCING ACTIVITIES:
Margin borrowings	(8,008,167)	68,754
Dividend paid	(506,646)	(506,646)
Repayment of note payable to affiliate	(350,000)	(340,000)
Purchase of treasury shares	(66,392)	-
Net cash used in financing activities	(8,931,205)	(777,892)

Net decrease in cash and cash equivalents	(7,983,186)	(3,501,040)
Cash and cash equivalents at beginning of the period	15,382,596	19,738,174
Cash and cash equivalents at end of the period	$7,399,410	$16,237,134

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$25,000	$43,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Retirement of treasury stock during the period	$-	$340,281

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2019. The balance sheet as of December 31, 2019 was derived from audited consolidated financial statements as of that date. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for future periods or the full year.

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

Management continues monitoring and managing operations to timely react to potential impacts of the ongoing pandemic on our business, financial condition, liquidity, results of operations and prospects. The ultimate extent of any impact of the pandemic we may experience is highly uncertain and cannot be predicted with confidence.

During the quarter ended September 30, 2020, the value of our portfolio in marketable securities improved slightly from the previous quarter. We have made no substantial changes to our outlook regarding our marketable securities holdings from the second quarter. We experienced no further valuation impairments in our other investments during the current quarter (refer to Note 7). We will continue monitoring these investments to determine if any further valuation adjustments are necessary. Our construction project in Fort Myers, Florida remains on schedule and is projected for completion by the first quarter of 2021.

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

As previously reported on Form 8-K dated July 19, 2019, pursuant to the terms of a Construction and Mini Perm Loan Agreement ("Loan Agreement"), between Murano At Three Oaks Associates LLC, a Florida limited liability company formed in September 2018 (the “Borrower”) which is 25% owned by HMG, and PNC Bank, National Association ("Lender"), Lender provided a construction loan to the Borrower for the principal sum of approximately $41.59 million (“Loan”). The proceeds of the Loan shall be used to finance the construction of multi-family residential apartments containing 318 units totaling approximately 312,000 net rentable square feet on a 17.5-acre site located in Fort Myers, Florida ("Project"). The Project site was purchased by the Borrower concurrently with the closing of the Loan. Total development costs for the Project are estimated at approximately $56.08 million and the Borrower’s equity totals approximately $14.49 million. HMG’s share of the equity is 25%, or approximately $3.62 million. As of September 30, 2020, the outstanding balance on the Loan was approximately $24.89 million. The Project is 85% complete and is schedule to be fully completed by the first quarter of 2021. Leasing activities are underway.

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

Each Guarantor is required to maintain compliance with the following financial covenants, as defined: (1) liquidity shall not be less than $2.5 million. Liquidity is defined as the sum of unencumbered, unrestricted cash and cash equivalents and marketable securities, and (2) net worth shall not be less than $10 million. As of September 30, 2020, HMG was in compliance with all covenants required by Guarantors in the Loan Agreement.

5.	MONTPELIER, VERMONT PROPERTY

The Company’s property located in Montpelier, Vermont has completed the required environmental remediation as disclosed in our 2019 Form 10-K.  Groundwater monitoring is ongoing and expected to be completed in the first quarter of 2021.  The owners agreed with a local developer on a fixed fee of $500,000 to remediate the property, of which a balance of $125,000 is owed and payable upon the property receiving a Certificate of Completion (COC) from the State of Vermont Agency of Natural Resources (“ANR”).  The COC provides certain liability protections for environmental contamination at the property under Vermont’s Brownsfields Reuse and Environmental Liability Limitation Act program (“BRELLA”).

In August 2020, the existing owners of the property amended and restated the previously reported Pre-Development Agreement.  The Amended and Restated Pre-Development Agreement calls for the transfer of 50% of our interest in the property to the local developer which remediated the property and 10% to an unrelated real estate consultant which has assisted us in the process of remediating and developing the property.  The transfer of ownership will occur upon receipt of the COC and will result in the Company owning approximately 28% of the project thereafter.  Also, in August 2020, we entered into a lease agreement with an unrelated party which covers approximately 3.5 acres of land and existing improvements together with an expansion building of approximately 8,000 square feet. The remainder of the property (approximately 2.5 acres) is subject to development limitations related to wetlands, the location of the Winooski River and institutional controls that have been or will be implemented to address contamination related to historical site operations. The estimated costs of renovation and construction is $2.5 million.  Total construction costs incurred as of November 6, 2020 are approximately $1.36 million (or 54% completed), of which the Company’s 28% is approximately $381,000 to be recorded and paid in the fourth quarter of 2020.  The term of the lease will commence on the earlier of: (a) 30 days after the date the project is substantially completed (as defined); or (b) the date that the tenant opens for business (the “Commencement Date”) and shall continue until the 10th anniversary of the Commencement Date.  The lease provides the tenant the option to renew or extend the lease for two consecutive renewal terms of five years each.  Average annual rent over the ten-year initial term is approximately $229,000.  Under the terms of the lease the tenant is responsible for real estate taxes, insurance, and maintenance (except for capital repairs and replacements, as defined).

6.	INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities consist primarily of large capital corporate equity and debt securities in varying industries or issued by government agencies with readily determinable fair values. These securities are stated at market value, as determined by the most recent traded price of each security at the balance sheet date. Consistent with the Company's overall current investment objectives and activities its entire marketable securities portfolio is classified as trading. Accordingly, all unrealized gains (losses) on this portfolio are recorded in income. Included in investments in marketable securities is approximately $1.61 million and $1.86 million of large capital real estate investment trusts (REITs) as of September 30, 2020 and December 31, 2019, respectively.

Net realized and unrealized gain (loss) from investments in marketable securities for the three and nine months ended September 30, 2020 and 2019 is summarized below:

	Three months ended September 30,		Nine months ended September 30,
Description	2020	2019	2020	2019
Net realized (loss) gain from sales of securities	$(9,000)	$17,000	$(80,000)	$6,000
Unrealized net gain (loss) in trading securities	128,000	(5,000)	(186,000)	247,000
Total net gain (loss) from investments in marketable securities	$119,000	$12,000	$(266,000)	$253,000

For the three months ended September 30, 2020, net realized loss from sales of marketable securities was approximately $9,000 which consisted of $30,000 of gross losses net of $21,000 of gross gains. For the nine months ended September 30, 2020, net realized loss from sales of marketable securities was approximately $80,000 and consisted of $138,000 of gross losses net of $58,000 of gross gains.

For the three months ended September 30, 2019, net realized gain from sales of marketable securities was approximately $17,000 which consisted of $19,000 of gross gains and $2,000 of gross losses. For the nine months ended September 30, 2019, net realized gain from sales of marketable securities was approximately $6,000 and consisted of approximately $66,000 of gross gains net of $60,000 of gross losses.

Investment gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net earnings. However, the amount of investment gains or losses on marketable securities for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

7.	OTHER INVESTMENTS

As of September 30, 2020, the Company’s portfolio of other investments had an aggregate carrying value of approximately $4.94 million and we have committed to fund approximately $668,000 as required by agreements with the investees. The carrying value of these investments is equal to contributions less distributions and loss valuation adjustments, if any.

During the nine months ended September 30, 2020, we made cash contributions to other investments of approximately $227,000. This consisted of $100,000 as an addition to our existing investment in a private lending fund and approximately $127,000 in follow on commitments of existing investments.

During the nine months ended September 30, 2020, we received cash distributions from other investments of approximately $598,000. This primarily consisted of distributions from three existing investments. In July and August 2020, we received approximately $131,000 from an investment in a collateralized mortgage entity which made a return of capital distribution of $100,000 plus a $31,000 profit distribution from the satisfaction of one residential mortgage. In April 2020, one investee in a technology related venture fund completed the sale of its investment in a leading multinational developer and provider of sustainable water and we received $126,000. In January 2020, a real estate and related investee sold its remaining rental apartment building located in Atlanta, Georgia and we received $121,000.

In August 2020, one of our other investments in a real estate partnership with a carrying value of $221,000 filed an initial public offering and began trading on the NYSE on August 13, 2020. We have reclassified that investment to marketable securities, and as of September 30, 2020 has an unrealized loss of approximately $65,000.

As previously reported, in the first quarter of 2019 the Company’s $300,000 investments in a private insurance company publicly registered all shares and began trading on the NASDAQ on March 29, 2019. This investment is included in marketable securities, and as of June 30, 2020, had an unrealized loss of approximately $128,000.

Net income from other investments for the three and nine months ended September 30, 2020 and 2019, is approximately as follows:

	Three months ended September 30,		Nine months ended September 30,
Description	2020	2019	2020	2019
Partnerships owning real estate and related	$71,000	$409,000	$235,000	$536,000
Partnerships owning diversified businesses	-	61,000	8,000	97,000
Technology and related investments	-	-	14,000	-
Income from investment in 49% owned affiliate (T.G.I.F. Texas, Inc. “TGIF”)	(3,000)	9,000	(17,000)	21,000
Total net income from other investments	$68,000	$479,000	$240,000	$654,000

The following tables present approximate gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2020 and December 31, 2019, aggregated by investment category and the length of time that investments have been in a continuous loss position:

	As of September 30, 2020
	12 Months or Less		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$-	$-	$-	$-	$-	$-
Partnerships owning investments in diversified businesses	781,000	(147,000)	-	-	781,000	(147,000)
Total	$781,000	$(147,000)	$-	$-	$781,000	$(147,000)

	As of December 31, 2019
	12 Months or Less		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in technology related industries	$169,000	$(52,000)	$-	$-	$169,000	$(52,000)
Partnerships owning investments in diversified businesses	363,000	(57,000)	188,000	(45,000)	551,000	(102,000)
Total	$532,000	(109,000)	188,000	$(45,000)	$720,000	$(154,000)

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

For the nine months ended September 30, 2020, in accordance with ASC Topic 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments (“OTTI”), we have recognized a total of $315,000 in impairment valuation adjustments. In the second quarter of 2020, we recorded two OTTI adjustments. One for $90,000 which was an additional write down relating to the investment in a small business investment company licensed by the Small Business Administration in which we invested $300,000 in 2007. Distributions to date from this investment total $68,000. We wrote this investment down by $50,000 in the first quarter of 2020. The carrying value of this investment is $92,000 after the OTTI adjustments. The other OTTI adjustment in the second quarter of 2020 was for $175,000 for an investment in a $2 billion global fund which invests in oil exploration and production which we committed $500,000 in September 2015. To date we have funded substantially our commitment and have received $205,000 in distributions from this investment. The write down was based on net asset value reported by the sponsor and takes into consideration the current disruptions in the oil markets because of the economic fall out of the pandemic. The adjusted value in this investment as of September 30, 2020 is $162,000.

There were no OTTI valuation adjustments for the three months ended September 30, 2020 and for the nine months ended September 30, 2019.

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC Topic 820, the Company measures cash and cash equivalents and marketable debt and equity securities at fair value on a recurring basis. Other investments are measured at fair value on a nonrecurring basis.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, using quoted prices in active markets for identical assets (Level 1) and significant other observable inputs (Level 2). For the periods presented, there were no major assets measured at fair value on a recurring basis where significant unobservable inputs were used (Level 3):

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurement at reporting date using
Description	Total September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$1,441,000	$1,441,000	$-	$-
US T-Bills	5,600,000	5,600,000	-	-
Marketable securities:
Corporate debt securities	666,000	-	666,000	-
Marketable equity securities	2,610,000	2,610,000	-	-
Total assets	$10,317,000	$9,651,000	$666,000	$-

	Fair value measurement at reporting date using
Description	Total December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$606,000	$606,000	$-	$-
US T-Bills	14,130,000	14,130,000	-	-
Marketable securities:
Corporate debt securities	474,000	-	474,000	-
Marketable equity securities	2,999,000	2,999,000	-	-
Total assets	$18,209,000	$17,735,000	$474,000	$-

Carrying amount is the estimated fair value for corporate debt securities and time deposits based on a market-based approach using observable (Level 2) inputs such as prices of similar assets in active markets.

9.	INCOME TAXES

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

On December 13, 2019, the Company declared a dividend of $0.50 per share which was payable on January 13, 2020 to all shareholders of record as of December 30, 2019. Our previously issued 2019 Form 1099-DIV was based on estimated information (from Form K-1’s) for income from our various investments and we projected positive current Earnings and Profit (E&P) for 2019. However, upon receipt of the actual 2019 K-1 information in 2020 the REIT reported negative current E&P. Thus, the 2019 distribution made to shareholders is now considered 100% return of capital and not taxable. The 2019 Form 1099-DIV was amended in October 2020.

The Company accounts for income taxes in accordance with ASC Topic 740, “Accounting for Income Taxes.” ASC Topic 740 requires a Company to use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes only pertain to CII. As of September 30, 2020, and December 31, 2019, the Company has recorded a net deferred tax liability of $50,000 and $77,000, respectively, primarily as a result of timing differences associated with the carrying value of the investment in affiliate (TGIF), other investments and investments in marketable securities. CII’s NOL carryover to 2020 is estimated at $1.07 million and has been fully reserved due to CII historically having tax losses.

The benefit from (provision for) income taxes in the consolidated statements of income consists of the following:

Nine months ended September 30,	2020	2019
Current:
Federal	$-	$-
State	2,000	-
	2,000	-
Deferred:
Federal	$49,000	$(13,000)
State	4,000	(2,000)
	53,000	(15,000)
Total benefit (provision) before allowance	55,000	(15,000)
Increased valuation allowance	(24,000)	-
Total	$29,000	$(15,000)

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

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the condensed consolidated financial statements as general and administrative expense.

10.	STOCK OPTIONS

During the nine months ended September 30, 2020, there were no options granted, expired, or forfeited.

On July 25, 2019, the Company granted options to purchase 8,000 shares of the Company’s common stock to three directors and one officer. The exercise price of the options is equal to $13.20 per share, the market price of the stock on the date of grant and the options expires on June 29, 2021. The Company determined the fair value of its option awards using the Black-Scholes option pricing model. The following assumptions were used to value the options granted during the nine months ended September 30, 2019: 2 year expected life; expected volatility of approximately 19.5%; risk-free of 1.93% and annual dividend yield of 4%. The expected life for options granted during the period represents the period of time that options are to be outstanding based on the expiration date of the Plan. Expected volatilities are based upon historical volatility of the Company’s stock over a period equal to the 2-year expected life.

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

The following table summarizes information concerning outstanding and exercisable options as of September 30, 2020:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by shareholders	9,600	$13.55	36,608
Equity compensation plan not approved by shareholders	—	—	—
Total	9,600	$13.55	36,608

As of September 30, 2020, the stock options outstanding and exercisable had no intrinsic value.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The Company reported a net loss of approximately $71,000 ($0.07 per share) for the three months ended September 30, 2020 and net income of approximately $339,000 ($0.33 per share) for the three months ended September 30, 2019. For the nine months ended September 30, 2020, the Company reported a net loss of approximately $910,000 ($0.90 per share) and net income of approximately $337,000 ($0.33 per share) for the nine months ended September 30, 2019.

REVENUES

Rentals and related revenues for the three and nine months ended September 30, 2020, were approximately $20,000 and $59,000, respectively, and primarily consists of rent from the Advisor to CII for its corporate office. For the three and nine months ended September 30, 2019 rental and related revenues were $19,000 and $56,000, respectively.

Net realized and unrealized gains (losses) from investments in marketable securities:

Net realized loss from the sale of marketable securities for the three and nine months ended September 30, 2020 was approximately $9,000 and $80,000, respectively. Net realized gain from the sale of marketable securities for the three and nine months ended September 30, 2019 was approximately $17,000 and $6,000, respectively. Unrealized net (loss) gain from investments in marketable securities for the three and nine months ended September 30, 2020 was approximately $128,000 and ($186,000), respectively. This was primarily due to the substantial recovery in the overall U.S. stock market from lows in March 2020 as businesses began reopening in the second quarter. Unrealized net (loss) gain from investments in marketable securities for the three and nine months ended September 30, 2019 was approximately ($5,000) and $247,000, respectively. For further details refer to Note 6 to the Condensed Consolidated Financial Statements (unaudited).

Income from other investments:

Income from other investments for the three and nine months ended September 30, 2020 was approximately $68,000 and $240,000, respectively. Income from other investments for the three and nine months ended September 30, 2019 was approximately $479,000 and $654,000, respectively. For further details refer to Note 7 to the Condensed Consolidated Financial Statements (unaudited).

Other than temporary impairment losses from other investments (“OTTI”):

For the nine months ended September 30, 2020 OTTI valuation adjustment was $315,000 related to two investments. For further details, refer to Note 7 to the Condensed Consolidated Financial Statements (unaudited).

Interest, dividend, and other income:

Interest, dividend, and other income for the three and nine months ended September 30, 2020 was approximately $71,000 and $249,000, respectively. Interest, dividend, and other income for the three and nine months ended September 30, 2019 was approximately $137,000 and $375,000, respectively. The decreases in the three and nine-month comparable periods was primarily due to decreased interest income from investments in U.S. T-bills.

EXPENSES

Expenses for rental and other properties for the nine months ended September 30, 2020 as compared with the same period in 2019 decreased by approximately $16,000 (21%) primarily due to decreased repairs and maintenance at our corporate office.

General and administrative expenses for the three months ended September 30, 2020 as compared with the same period in 2019 decreased by approximately $10,000 (25%) primarily due to decreased non-employee stock compensation.

Interest expense for the nine months ended September 30, 2020 as compared with the same period in 2019 decreased by approximately $18,000 (42%) primarily due to decreased outstanding balance and decreased interest rate on note payable to our affiliate TGIF.

EFFECT OF INFLATION:

Inflation affects the costs of holding the Company's investments. Increased inflation would decrease the purchasing power of our mainly liquid investments.

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES

The Company's material commitments primarily consist of a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of $650,000 due on demand, contributions committed to other investments of approximately $668,000 due upon demand. The $1.91 million in margin is primarily related to the purchase of US T-bills at quarter end. The T-bills were sold in October 2020 and the related margin was repaid. The purchase of T-bills at each fiscal quarter end is for the purposes of qualifying for the REIT asset test. The funds necessary to meet these obligations are expected from the proceeds from the sales of investments, distributions from investments and available cash.

MATERIAL COMPONENTS OF CASH FLOWS

For the nine months ended September 30, 2020, net cash used in operating activities was approximately $995,000, primarily consisting of operating expenses.

For the nine months ended September 30, 2020, net cash provided by investing activities was approximately $1.94 million. This consisted primarily of $1 million collection of loan due from purchaser of Grove Isle, $200,000 collection of loan participation, net proceeds from sales and redemptions of marketable securities of $1.21 million, distributions from other investments of $598,000 and distribution from affiliate of $221,000. These sources of funds were partially offset by uses of cash consisting primarily of $1.06 million in purchases of marketable securities and $227,000 of contributions to other investments.

For the nine months ended September 30, 2020, net cash used in financing activities was approximately $8.9 million, consisting of $8.0 million in repayment of margin payable relating to the quarter end purchases of U.S. T-bills, $507,000 dividend paid, $350,000 principal payment on note due to affiliate and $66,000 in purchase of treasury shares.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings: None

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds:

As previously reported on December 14, 2018, HMG announced that its Board of Directors has authorized the purchase of up to $500,000 of HMG common stock on the open market or through privately negotiated transactions. The program will be in place through December 31, 2021. During the nine months ended September 30, 2020, there were 6,044 shares purchased for $66,392 as part of this publicly announced program. As of September 30, 2020, the maximum dollar value of shares that may yet be purchased under the program is $433,608.

The following table presents information regarding the shares of our common stock we purchased during each of the nine calendar months ended September 30, 2020:

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

HMG/COURTLAND PROPERTIES, INC.

Dated: November 13, 2020	/s/ Maurice Wiener
CEO and President

Dated: November 13, 2020	/s/Carlos Camarotti
CFO and Vice President

