Form 10-K
period 2020-12-31
HMG COURTLAND PROPERTIES INC
filed 2021-03-30
CIK 311817

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2020

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
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant (excludes shares of voting stock held by directors, executive officers and beneficial owners of more than 10% of the Registrant’s voting stock; however, this does not constitute an admission that any such holder is an “affiliate” for any purpose) based on the closing price of the stock as traded on the NYSE Amex Exchange on the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2020) was $4,580,457. The number of shares outstanding of the issuer’s common stock, $1 par value as of the latest practicable date: 1,007,248 shares of common stock, $1 par value, as of March 30, 2021.

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

As of December 31, 2020, the value of our portfolio in marketable securities was approximately 2% lower that the value of the portfolio as December 31, 2019. We have made no substantial changes to our outlook regarding our marketable securities holdings from the prior year. During 2020 we recorded a total of $407,000 of valuation impairments in our other investments (refer to Note 7). We will continue monitoring these investments to determine if any further valuation adjustments are necessary. Subsequent to year end, our construction project in Fort Myers, Florida has been completed and is approximately 21% leased.

Our liquidity remains strong and able to support continuing operations, fund commitments in other investments and meet all other liabilities as they become due in the foreseeable future. We continue to seek and explore development opportunities primarily in the multi-family segment, together with qualified partners in various markets.

Item 1. Description of Business.

HMG/Courtland Properties, Inc. and subsidiaries (“HMG”, or the “Company”) is a Delaware corporation organized in 1972. The Company’s business is the ownership and management of income-producing commercial properties and it will consider other investments if they offer growth or profit potential.

HMG qualifies under the U.S. Internal Revenue Code for taxation as a real estate investment trust (“REIT”), excluding its 95% owned taxable REIT subsidiary Courtland Investments, Inc. (“CII”), which files a separate tax return.

As previously reported on Form 8-K dated July 19, 2019, pursuant to the terms of a Construction and Mini Perm Loan Agreement ("Loan Agreement"), between Murano At Three Oaks Associates LLC, a Florida limited liability company formed in September 2018 (the “Borrower” or “Murano”) which is 25% owned by HMG, and PNC Bank, National Association ("Lender"), Lender provided a construction loan to the Borrower for the principal sum of approximately $41.59 million (“Loan”). The proceeds of the Loan shall be used to finance the construction of multi-family residential apartments containing 318 units totaling approximately 312,000 net rentable square feet on a 17.5-acre site located in Fort Myers, Florida ("Project"). The Project site was purchased by the Borrower concurrently with the closing of the Loan. Total development costs for the Project are estimated at approximately $56.08 million and the Borrower’s equity totals approximately $14.49 million. HMG’s share of the equity is 25%, or approximately $3.62 million. As of December 31, 2020, the outstanding balance on the Loan was approximately $32.30 million. The Project has been completed and is approximately 21% leased subsequent to year end. For the year ended December 31, 2020 Murano reported a net loss of $299,000 including $34,000 loss from operations (due to rent concessions), depreciation and amortization of $188,000 and $77,000 of interest expense. HMG’s portion of the 2020 loss was approximately $75,000.

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

Each Guarantor is required to maintain compliance with the following financial covenants, as defined: (1) liquidity shall not be less than $2.5 million. Liquidity is defined as the sum of unencumbered, unrestricted cash and cash equivalents and marketable securities, and (2) net worth shall not be less than $10 million. As of December 31, 2020, HMG was in compliance with all covenants required by Guarantors in the Loan Agreement.

The Company’s portfolio of REIT marketable securities consists primarily of preferred equity of large capital publicly traded REITs with a market value of approximately $1.66 million as of December 31, 2020.

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

Investment in Affiliate.

The Company’s investment in affiliate consists of a 49% equity interest in T.G.I.F. Texas, Inc. (“TGIF”). TGIF was incorporated in Texas and operates solely from the Company’s corporate office in Miami, Florida. The Company’s CEO, Maurice Wiener, is also the CEO of TGIF. Its assets consist primarily of promissory notes receivable from its shareholders including CII and Mr. Wiener and other investments including marketable debt and equity securities. This investment’s carrying value as of December 31, 2020 and 2019 was approximately $1.2 million and $1.4 million, respectively. CII’s note payable to TGIF which is due on demand was $650,000 and $1.0 million as of December 31, 2020 and 2019, respectively. Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Insurance, Environmental Matters and Other:

In the opinion of management, all significant real estate assets of the Company are adequately covered by insurance or are self-insured.

260 River Corp. Montpelier, Vermont

The Company’s property located in Montpelier Vermont has completed the required environmental remediation as disclosed in our 2019 Form 10-K.  Groundwater monitoring is ongoing and will continue on a long term (annually or biannually) until levels of contaminants reach acceptable levels .  The costs of such monitoring are expected to be less than $4,000 per year. The owners agreed with a local developer on a fixed fee of $500,000 to remediate the property, of which a balance of approximately $61,000 is owed and payable upon the property receiving a Certificate of Completion (COC) from the State of Vermont Agency of Natural Resources (“ANR”). The COC provides certain liability protections for environmental contamination at the property under Vermont’s Brownfields Reuse and Environmental Liability Limitation Act program (“BRELLA”).

In August 2020, the existing owners of the property amended and restated the previously reported Pre-Development Agreement.  The Amended and Restated Pre-Development Agreement calls for the transfer of 50% of our interest in the property to the local developer which remediated the property and 10% to an unrelated real estate consultant which has assisted us in the process of remediating and developing the property.  The transfer of ownership will occur upon receipt of the COC and will result in the Company owning approximately 28% of the project thereafter.  Also, in August 2020, we entered into a lease agreement with an unrelated party which covers approximately 3.5 acres of land and existing improvements together with an expansion building of approximately 8,000 square feet. The remainder of the property (approximately 2.5 acres) is subject to development limitations related to wetlands, the location of the Winooski River and institutional controls that have been or will be implemented to address contamination related to historical site operations. The estimated costs of renovation and construction is $2.5 million. Total construction costs incurred as of December 31, 2020 are approximately $1.87 million (or 75% completed), of which the Company’s 28% ownership is approximately $521,000 of which $385,000 has been paid as of December 31, 2020 and an additional $136,000 was accrued, to be paid in 2021.  The term of the lease will commence on the earlier of: (a) 30 days after the date the project is substantially completed (as defined); or (b) the date that the tenant opens for business (the “Commencement Date”) and shall continue until the 10th anniversary of the Commencement Date.  The lease provides the tenant the option to renew or extend the lease for two consecutive renewal terms of five years each.  Average gross annual rent over the ten-year initial term is approximately $229,000.  Under the terms of the lease the tenant is responsible for real estate taxes, insurance, and maintenance (except for capital repairs and replacements, as defined). The Commencement Date occurred on March 1, 2021 when the project was completed, and the tenant moved in.

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

On August 27, 2020, the shareholders of the Company approved the renewal of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2021 and expiring December 31, 2021.

The Adviser is majority owned by Mr. Wiener. The officers and directors of the Adviser are as follows: Maurice Wiener, Chairman of the Board, Chief Executive officer and President and Carlos Camarotti, Vice President - Finance and Assistant Secretary.

Advisory Fees. For the years ended December 31, 2020 and 2019, the Company and its subsidiaries incurred Adviser fees of approximately $660,000 and $741,000, respectively. This consisted of $660,000 in regular compensation for 2020 and 2019, and $81,000 in incentive fee compensation for 2019. There was no incentive fee in 2020.

Item 2. Description of Property.

Executive offices (Coconut Grove, Florida). The principal executive offices of the Company and the Adviser are located at 1870 South Bayshore Drive, Coconut Grove, Florida, 33133, in premises owned by the Company’s subsidiary CII and is primarily leased to the Adviser pursuant to a lease agreement originally dated December 1, 1999. In December 2020, the lease was renewed for one year with an increase in rent of 5% from prior year. The lease (as extended) provides for base rent of $64,324 per year beginning on December 1, 2020 and payable in equal monthly installments during the term of the lease which expires (unless extended) on December 1, 2021. The Adviser, as tenant, pays utilities, certain maintenance and security expenses relating to the leased premises.

Commercial building (Montpelier, Vermont). As discussed above, the Company’s property in Montpelier, Vermont will be transferred to a new entity in which the Company will retain a 28% ownership interest. Such transfer will occur once the property receives BRELLA (liability) protection from environmental risks as discussed above. Once the property is transferred we will account for this investment under the equity method of accounting. The Company’s portion of total development costs are approximately $695,000 of which $521,000 has been incurred as of December 31, 2020. The Company’s original basis in the land is $112,000 which will be included in the basis of our investment.

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

Part II.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

The high and low per share closing sales prices of the Company’s stock on the NYSE Amex Exchange (ticker symbol: HMG) for each quarter during the past two years were as follows:

	High	Low
March 31, 2020	$13.96	$8.60
June 30, 2020	$11.00	$10.47
September 30, 2020	$10.36	$9.65
December 31, 2020	$12.81	$10.05

March 31, 2019	$16.23	$12.60
June 30, 2019	$14.63	$13.17
September 30, 2019	$14.20	$13.16
December 31, 2019	$14.09	$12.83

On December 11, 2020 the Company declared a dividend of $0.50 per share (100% return of capital) which was payable on January 12, 2021 to all shareholders of record as of December 29, 2020.

On December 13, 2019 the Company declared a dividend of $0.50 per share (100% return of capital) which was payable on January 13, 2020 to all shareholders of record as of December 30, 2019.

On December 14, 2018 the Company declared a capital gain dividend of $0.50 per share which was payable on January 9, 2019 to all shareholders of record as of December 28, 2018.

The Company’s policy has been to pay dividends as are necessary for it to qualify for taxation as a REIT under the Internal Revenue Code.

As of February 4, 2021, there were approximately 510 shareholders of record of the Company’s common stock.

The following table illustrates securities currently authorized for issuance under the Company’s equity compensation plan, the 2011 Stock Option Plan:

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by shareholders	9,600	$13.55	36,608
Equity compensation plan not approved by shareholders	—	—	—
Total	9,600	$13.55	36,608

The following table summarizes stock option activity during the year ended December 31, 2020:

Weighted
Average
	Options	Exercise
	Outstanding	Price
Outstanding at January 1, 2020	9,600	$13.55
Exercised	-	-
Forfeited	-	-
Expired unexercised	-	-
Granted options	-	-
Outstanding at December 31, 2020	9,600	$13.55

As of December 31, 2020, the options outstanding and exercisable had no intrinsic value.

On July 25, 2019 the Company granted options to purchase 8,000 shares of the Company’s common stock to three directors and one officer. The exercise price of the options is equal to $13.20 per share, the market price of the stock on the date of grant and the options expire on June 29, 2021.

The following table summarizes stock option activity during the year ended December 31, 2019:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Outstanding at January 1, 2019	1,600	$15.30
Exercised	-	-
Forfeited	-	-
Expired unexercised	-	-
Granted options	8,000	13.20
Outstanding at December 31, 2019	9,600	$13.55

As previously reported on December 14, 2018, HMG announced that its Board of Directors has authorized the purchase of up to $500,000 of HMG common stock on the open market or through privately negotiated transactions. The program will be in place through December 31, 2021. During the year ended December 31, 2020, there were 6,044 shares purchased for $66,392 as part of this publicly announced program. As of December 31, 2020, the maximum dollar value of shares that may yet be purchased under the program is $433,608.

The following table presents information regarding the shares of our common stock we purchased during each of the twelve calendar months ended December 31, 2020:

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

The Company periodically reviews the carrying value of certain of its properties and long-lived assets in relation to historical results, current business conditions and trends to identify potential situations in which the carrying value of assets may not be recoverable. If such reviews indicate that the carrying value of such assets may not be recoverable, the Company will estimate the undiscounted sum of the expected future cash flows of such assets or analyze the fair value of the asset, to determine if such sum or fair value is less than the carrying value of such assets to ascertain if a permanent impairment exists. If a permanent impairment exists, the Company would determine the fair value by using quoted market prices, if available, for such assets, or if quoted market prices are not available, the Company would discount the expected future cash flows of such assets and would adjust the carrying value of the asset to fair value. Judgments as to impairments and assumptions used in projecting future cash flow are inherently imprecise.

Results of Operations:

For the years ended December 31, 2020 and 2019, the Company reported a net loss of approximately $1,052,000 ($1.04 per share) and net income of $270,000 ($0.27 per share), respectively.

Revenues:

Total revenues for the years ended December 31, 2020 and 2019 were approximately $78,000 and $75,000, respectively. This is primarily comprised of rental revenue from the leasing of the corporate offices to the Adviser.

Expenses:

Total expenses for the year ended December 31, 2020 as compared to that of 2019 decreased by approximately $100,000 (or 7%).

Operating expenses of rental and other properties decreased by approximately $69,000 (or 49%). This decrease was primarily due to non-recurring costs to remediate the Company’s Montpelier, Vermont property. The Company agreed to pay a fixed fee of $500,000 to a third-party local developer to implement the remediation plan. The Company’s portion of the fixed fee is approximately 70%, or $350,000 of which $289,000 has been paid. The remediation work began in December 2019 and has been completed.

General and administrative expenses for the year ended December 31, 2020 as compared to that of 2019 decreased by approximately $20,000 (or 11%) primarily due to decreased office expenses.

Interest expense for the year ended December 31, 2020 as compared to that of 2019 decreased by approximately $26,000 (or 46%) primarily due to lower outstanding debt balance due to affiliate, T.G.I.F. Texas, Inc.

Other Income:

Net realized and unrealized (losses) gains from investments in marketable securities:

Net (loss) gain from investments in marketable securities, including marketable securities distributed by partnerships in which the Company owns minority positions, for the years ended December 31, 2020 and 2019, is as follows:

	2020	2019
Net realized (loss) gain from sales of marketable securities	$(116,000)	$42,000
Net unrealized gain from marketable securities	93,000	236,000
Total net (loss) gain from investments in marketable securities	$(23,000)	$278,000

Net realized loss from sales of marketable securities consisted of approximately $177,000 of losses net of $61,000 of gains for the year ended December 31, 2020. The comparable amounts in fiscal year 2019 were approximately $108,000 of gains net of $66,000 of losses.

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

Equity (loss) gain in residential real estate partnerships:

For the year ended December 31, 2020 the Company recorded a loss of approximately $75,000 representing our portion of loss at Murano At Three Oaks Associates LLC (Fort Myers, Florida) which began leasing operations in the fourth quarter of 2020 and is currently 21% leased.

For the year ended December 31, 2019 the Company recorded a gain of approximately $4,000 representing our portion of interest income earned on funds invested in Murano At Three Oaks Associates LLC (Fort Myers, Florida) prior to commencement of development.

Income from other investments is summarized below (excluding other than temporary impairment losses):

	2020	2019
Partnerships owning real estate and related investments (a)	$252,000	$668,000
Venture capital funds – diversified businesses (b)	49,000	113,000
Venture capital funds – technology businesses	17,000	-
Investment in 49% owned affiliate and other (c)	(15,000)	25,000
Total income from other investments	$303,000	$806,000

(a)	The gains in 2020 and 2019 consist of various cash distributions primarily from investments owning real estate and related investments and diversified businesses which made cash distributions from the sale or refinancing of operating companies or properties. During the year ended December 31, 2020, we received cash distributions from other investments of approximately $749,000. In 2020, we received a total of approximately $123,000 from a partnership which sold the remaining of its two rental apartments in Atlanta, Georgia and we recognized a gain of $123,000 (the other rental apartment was sold in December 2019 at a gain of $109,000 and we had no remaining basis in the second apartment building). In 2020, we received a total of approximately $65,000 from investments in two collateralized mortgage entities. This included a $31,000 profit distribution from the satisfaction of one residential mortgage and regular quarterly 8% preferred returns of approximately $34,000. The gains in 2019 primarily consisted of $429,000 from a partnership which sold its sole asset, a multifamily residential property located in Austin, Texas.

(b)	Also, in 2020, we received approximately $43,000 from an investment in a diversified fund in which we had no remaining basis and the distribution was recorded in income. The remaining gains from real estate and related investments were from distributions made in excess of our carrying value. The gains in 2019 primarily consists of $66,000 from our redemption of a stock fund and cash distributions from various investments in partnerships owning diversified businesses which made cash distributions in excess of their carrying value.

(c)	The increased net loss in 2020 as compared to 2019 from the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) was primarily due to less interest income earned by TGIF due to lower loan balances outstanding and lower interest rates. In 2020 and 2019 TGIF declared and paid a cash dividend of which the Company’s portion was approximately $221,000 in each year. These dividends were recorded as reduction in the investment carrying value as required under the equity method of accounting for investments.

In August 2020, one of our other investments in a real estate partnership with a carrying value of $221,000 filed an initial public offering and began trading on the NYSE on August 13, 2020. We have reclassified that investment to marketable securities, and as of December 31, 2020 has an unrealized loss of approximately $54,000.

Also as previously reported, in the first quarter of 2019 the Company’s $300,000 investments in a private insurance company publicly registered all shares and began trading on the NASDAQ on March 29, 2019. Accordingly, we have transferred this investment to marketable securities. As of December 31, 2020, this investment had an unrealized loss of approximately $41,000.

Other than temporary impairment (“OTTI”) losses from other investments:

For year ended December 31, 2020, we have recognized a total of approximately $407,000 in impairment valuation adjustments. We recorded a total of $232,000 in OTTI adjustments representing the complete write down relating to an investment in a small business investment company licensed by the Small Business Administration in which we originally invested $300,000 in 2007 and had received distributions to date of $68,000. The other OTTI adjustment in 2020 was for $175,000 for an investment in a $2 billion global fund which invests in oil exploration and production in which we committed $500,000 (plus recallable distributions) in September 2015. To date we have funded $658,000 and have received $206,000 in distributions from this investment. The write down was based on net asset value reported by the sponsor and takes into consideration the current disruptions in the oil markets because of the economic fall out of the pandemic. The adjusted carrying value in this investment as of December 31, 2020 is $277,000.

There were no OTTI losses for the year ended December 31, 2019.

Income or loss from other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s net earnings. However, the amount of investment gain or loss from other investments for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

Interest, dividend and other income

Interest, dividend and other income for the year ended December 31, 2020 as compared with 2019 decreased by approximately $161,000 (or 33%). This was primarily due to decreased interest income from T-bills due to lower balances invested and lower rates.

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

The provision for income taxes for the year ended December 31, 2020 was approximately $24,000 and is primarily attributable to deferred tax expense relating to CII. The provision for income taxes for the year ended December 31, 2019 was approximately $29,000 and was primarily attributable to deferred tax benefit relating to CII.

As of January 1, 2020, the Company, excluding its taxable REIT subsidiary, CII, is expected to have a tax net operating loss carryover (NOL) of approximately $470,000.

The Company’s 95%-owned taxable REIT subsidiary, CII, files a separate income tax return and its operations are not included in the REIT’s income tax return.

For CII, the Company follows the liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amount and the tax basis of assets and liabilities at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. As a result of timing differences associated with the carrying value of other investments, unrealized gains and losses of marketable securities, depreciable assets and the future benefit of a net operating loss, as of December 31, 2020, and 2019 the Company has recorded a net deferred tax liability of $107,000 and $77,000, respectively.

As of January 1, 2020, CII has an estimated NOL of approximately $1.16 million which for deferred tax purposes has been fully reserved due to CII historically having tax losses.

Effect of Inflation.

Inflation affects the costs of maintaining the Company’s investments.

Liquidity, Capital Expenditure Requirements and Capital Resources.

The Company’s material commitments primarily consist of a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of approximately $650,000 due on demand (see Item 13. Certain Relationships and Related Transactions and Director Independence), and contributions committed to other investments of approximately $653,000 due upon demand including recallable distributions. The $9.9 million in margin payable as of December 31, 2019 was related to the purchase of US T-bills at year end. The T-bills were sold in January 2020 and the related margin was repaid. The purchase of T-bills at each fiscal quarter end is for the purposes of qualifying for the REIT asset test. No further purchases of T-bills were required after September 30, 2020. The funds necessary to meet the other obligations are expected from the proceeds from the sales of investments, distributions from investments and available cash and equivalents ($4.9 million at December 31, 2020).

A summary of the Company’s contractual cash obligations at December 31, 2020 is as follows:

	Payments Due by Period
Contractual
Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Note payable	$650,000	$650,000	—	—	—
Other investments commitments	653,000	653,000	—	—	—
Total	$1,303,000	$1,303,000	—	—	—

The timing of amounts due under commitments for other investments is determined by the managing partners of the individual investments.

Material Changes in Operating, Investing and Financing Cash Flows.

The Company’s cash flows are generated primarily from its dividends, interest and sales proceeds of marketable securities, distributions from investments and borrowings.

For the year ended December 31, 2020, net cash used in operating activities was approximately $1,155,000, primarily consisting of net loss before income taxes and other income of approximately $1,159,000, plus interest, dividends and other income of approximately $322,000, less decreases in accruals and accounts payable of approximately $384,000.

For the year ended December 31, 2020, net cash provided by investing activities was approximately $1,496,000. This consisted primarily of $1 million collection of loan due from purchaser of Grove Isle, $200,000 collection of loan participation, net proceeds from sales and redemptions of marketable securities of $1,345,000, distributions from other investments of $750,000 and distribution from affiliate of $221,000. These sources of funds were partially offset by uses of cash consisting primarily of $1,080,000 in purchases of marketable securities, $414,000 of contributions to other investments and $385,000 of improvements to our Montpelier, Vermont property.

For the year ended December 31, 2020, net cash used in financing activities was approximately $10,840,000, consisting of $9,917,000 in repayment of margin payable relating to the quarter end purchases of U.S. T-bills, $507,000 dividend paid, $350,000 principal payment on note due to affiliate and $66,000 in purchase of treasury shares.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable to the Company.

13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of HMG/Courtland Properties, Inc. and Subsidiaries

Coconut Grove, Florida

We have audited the accompanying consolidated balance sheets of HMG/Courtland Properties, Inc. (a Delaware corporation) and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Other Investments Impairment Assessment

Description of Matter

As disclosed in Note 4 to the consolidated financial statements, the Company’s portfolio of other investments consists of 46 individual investments, primarily in limited partnerships, with an aggregate carrying valuing of $4,940,403. The valuation of other investments requires significant judgement due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets, and are carried at cost less distributions and other than temporary unrealized losses. These investments are evaluated for impairment as events or changes in circumstances indicate that the carrying value of the investment may not be recoverable. The Company performed impairment analyses at the end of each quarter to determine the recoverability of the carrying value of each investment. Accordingly, the Company recognized other-than-temporary impairment charges of $407,329 during the Company’s fiscal year, to write down the carrying amount to fair value of two of its other investments.

Auditing management’s impairment analysis involved a higher degree of judgment and an increased extent of effort, due to the estimation uncertainty resulting from the unobservable nature of the inputs used in the valuations and the limited number of comparable market transactions for the same or similar investments.

How We Addressed the Matter in Our Audit

Our audit procedures included the following:

•	Obtained an understanding of the internal controls and processes in place over management’s impairment assessments.
•	We inquired of management regarding changes to the investment portfolio and investment strategies.
•	We evaluated the valuation methodologies used by the Company to determine whether they were consistent with generally accepted accounting principles.
•	We obtained a rollforward of the investment balance, vouching a sample of contributions into investments and distributions from investments, in order to recalculate the gain for the period.
•	We selected a sample of investments and confirmed the cumulative capital contributions and ownership interests directly with the investees.

We have served as the Company’s auditor since 2010.

Coral Gables, Florida

March 30, 2021

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2020 AND 2019
	December 31,	December 31,
	2020	2019
ASSETS
Investment properties, net of accumulated depreciation:
Office building and other commercial property under construction	$1,431,539	$925,963
Total investment properties, net	1,431,539	925,963

Cash and cash equivalents	4,883,923	15,382,596
Investments in marketable securities	3,406,328	3,473,521
Other investments	4,940,403	5,585,666
Investment in affiliate	1,206,782	1,442,423
Loans, notes and other receivables	1,419,760	2,519,570
Investment in residential real estate partnership	3,552,896	3,627,598
Other assets	49,937	55,152
TOTAL ASSETS	$20,891,568	$33,012,489

LIABILITIES
Note payable to affiliate	$650,000	$1,000,000
Margin payable	-	9,916,774
Dividends payable	503,624	506,646
Accounts payable, accrued expenses and other liabilities	206,402	373,649
Amounts due to the Adviser for incentive fee	-	81,333
Deferred income tax payable	107,237	77,485
TOTAL LIABILITIES	1,467,263	11,955,887

STOCKHOLDERS’ EQUITY
Excess common stock, $1 par value; 100,000 shares authorized: no shares issued	—	—
Common stock, $1 par value; 1,050,000 shares authorized, 1,013,292 shares issued and 1,007,248 shares outstanding as of December 31, 2020; 1,013,292 shares issued and outstanding as of December 31, 2019	1,013,292	1,013,292
Additional paid-in capital	23,859,686	23,859,686
Less: Treasury shares at cost 6,044 shares as of December 31, 2020 and zero as of December 31, 2019	(66,392)	-
Undistributed gains from sales of properties, net of losses	53,632,495	54,136,119
Undistributed losses from operations	(59,256,052)	(58,203,938)
Total stockholders’ equity	19,183,029	20,805,159
Noncontrolling interest	241,276	251,443
TOTAL EQUITY	19,424,305	21,056,602
TOTAL LIABILITIES AND EQUITY	$20,891,568	$33,012,489

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

REVENUES	2020	2019
Real estate rentals and related revenue	$78,317	$75,387
Total revenues	78,317	75,387

EXPENSES
Operating expenses:
Rental and other properties	70,422	139,181
Adviser’s base fee	660,000	660,000
General and administrative	160,900	180,597
Professional fees and expenses	222,217	203,401
Directors’ fees and expenses	78,450	82,144
Depreciation and Amortization expense	15,398	15,399
Interest expense	30,166	56,300
Total expenses	1,237,553	1,337,022

Loss before other income and taxes	(1,159,236)	(1,261,635)

Net realized and unrealized (losses) gains from investments in marketable securities	(22,703)	278,223
Equity (loss) gain in residential real estate partnership	(74,702)	4,455
Income from other investments	303,489	806,074
Other than temporary impairment losses from other investments	(407,329)	-
Interest, dividend and other income	322,001	483,152
Total other income	120,756	1,571,904

(Loss) income before taxes	(1,038,480)	310,269

Provision for income taxes	(23,801)	(29,326)
Net (loss) income	(1,062,281)	280,943

Loss (gain) from noncontrolling interest	10,167	(11,073)
Net (loss) income attributable to the Company	$(1,052,114)	$269,870

Weighted average common shares outstanding-basic and diluted:	1,009,872	1,013,292

Net (loss) income per common share:
Basic and diluted (loss) income per share	$(1.04)	$0.27

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

				Undistributed
				Gains from Sales	Undistributed			Total
	Common Stock		Additional	of Properties	Losses from	Treasury Stock		Stockholders’
	Shares	Amount	Paid-In Capital	Net of Losses	Operations	Shares	Cost	Equity

Balance as of January 1, 2019	1,046,393	$1,046,393	$24,157,986	$54,642,765	$(58,473,808)	$33,101	(340,281)	21,033,055
Net income					269,870			269,870
Dividend payable - $.50 per share				(506,646)				(506,646)
Retired 33,101 treasury shares	(33,101)	(33,101)	(307,180)			(33,101)	340,281
Non-employee stock option compensation			8,880					8,880

Balance as of December 31, 2019	1,013,292	$1,013,292	$23,859,686	$54,136,119	$(58,203,938)	0	$(0)	$20,805,159

Net loss					(1,052,114)			(1,052,144)
Dividend payable - $.50 per share				(503,624)				(503,624)
Purchased 6,044 treasury shares						6,044	(66,392)	(66,392)

Balance as of December 31, 2020	1,013,292	$1,013,292	$23,859,686	$53,632,495	$(59,256,052)	6,044	$(66,392)	$19,183,029

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income attributable to the Company	$(1,052,114)	$269,870
Adjustments to reconcile net (loss) income attributable to the Company to net cash used in operating activities:
Depreciation expense	15,398	15,399
Non-employee stock compensation expense	-	8,880
Income from other investments, excluding impairment losses	(303,489)	(806,074)
Other than temporary impairment loss from other investments	407,329	-
Equity loss (gain) from operations of residential real estate partnership	74,702	(4,455)
Net losses (gains) from investments in marketable securities	22,703	(278,223)
Net (loss) gain attributable to noncontrolling interest	(10,167)	11,073
Deferred income tax expense	30,024	29,597
Changes in assets and liabilities:
Other assets and other receivables	45,438	(10,509)
Accounts payable, accrued expenses and other liabilities	(384,434)	(33,758)
Total adjustments	(102,496)	(1,068,070)
Net cash used in operating activities	(1,154,610)	(798,200)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sales and redemptions of securities	1,345,471	2,042,878
Investments in marketable securities	(1,080,295)	(1,862,458)
Distribution from investment in residential real estate partnership, Orlando	-	6,187
Distributions from other investments	749,782	2,058,928
Contributions to investment in residential real estate partnership, Fort Myers	-	(3,423,143)
Contributions to other investments	(414,303)	(1,046,718)
Proceeds from collections of mortgage loans and notes receivables	1,200,000	-
Distribution from affiliate	220,899	220,899
Purchases and improvements of properties	(385,121)	(66,162)
Additions in mortgage loans and notes receivable	(140,683)	(700,000)
Net cash provided by (used in) by investing activities	1,495,750	(2,769,589)

CASH FLOWS FROM FINANCING ACTIVITIES:
Margin repayments	(9,916,775)	58,857
Dividends paid	(506,646)	(506,646)
Repayment of note payable to affiliate	(350,000)	(340,000)
Purchase of treasury shares	(66,392)	-
Net cash used in financing activities	(10,839,813)	(787,789)

Net decrease in cash and cash equivalents	(10,498,673)	(4,355,578)

Cash and cash equivalents at beginning of the year	15,382,596	19,738,174

Cash and cash equivalents at end of the year	$4,883,923	$15,382,596

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$30,000	$56,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared but not paid during the year	$503,624	$506,646
Treasury stock retired during the year	$-	$340,281

See notes to the consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2020 and 2019

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Consolidation. The consolidated financial statements include the accounts of HMG/Courtland Properties, Inc. (“we” or the “Company” or “HMG”) and entities in which the Company owns a majority voting interest or controlling financial interest. The Company was organized in 1972 and (excluding its 95% owned subsidiary Courtland Investments, Inc., which files a separate tax return) qualifies for taxation as a real estate investment trust (“REIT”) under the Internal Revenue Code. The Company’s business is the ownership and management of income-producing commercial properties and its management considers other investments if such investments offer growth or profit potential. The Company’s recurring operating revenue is from property rental operations of its corporate offices.

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

HMG Fort Myers, LLC (“HMGFM”). This wholly owned limited liability company was formed in August 2018 and in September 2018 HMGFM joined as a 25% owner of Murano At Three Oaks Associates, LLC (the “Borrower”), a newly formed Florida limited liability company. In July 2019, pursuant to the terms of a Construction and Mini Perm Loan Agreement ("Loan Agreement"), between the “Borrower”, and PNC Bank, National Association ("Lender"), Lender provided a construction loan to the Borrower for the principal sum of approximately $41.59 million (“Loan”). The proceeds of the Loan shall be used to finance the construction of multi-family residential apartments containing 318 units totaling approximately 312,000 net rentable square feet on a 17.5-acre site located in Fort Myers, Florida ("Project"). The Project site was purchased by the Borrower concurrently with the closing of the Loan. Total development costs for the Project were approximately $54.08 million and the Borrower’s equity totals approximately $14.49 million. HMG’s share of the equity is 25%, or approximately $3.62 million.

260 River Corp (“260”). This wholly owned corporation of the Company owns an approximate 70% interest in a single tenant commercially zoned building located on 6.01 acres in Montpelier, Vermont. Development of this property was completed in March 2021 and the lease has commenced. The property will be transferred to a new entity once environmental liability protection is obtained. Once transferred the Company will own approximately 28% of the property.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2020 and 2019. The Company’s federal income tax returns since 2016 are subject to examination by the Internal Revenue Service, generally for a period of three years after the returns were filed.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the consolidated financial statements as selling, general and administrative expense.

Depreciation. Depreciation of the corporate office building is computed using the straight-line method over its estimated useful life of 39.5 years. Depreciation expense for the corporate offices for each of the years ended December 31, 2020 and 2019 was approximately $15,000.

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

The carrying value of financial instruments including other receivables, notes and advances due from related parties (if any), accounts payable and accrued expenses and mortgages and notes payable approximate their fair values at December 31, 2020 and 2019, due to their relatively short terms or variable interest rates.

Cash equivalents are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of transparency.

The valuation of other investments on a non-recurring basis requires significant judgment by the Company’s management due to the absence of quoted market values, inherent lack of liquidity and long-term nature of such assets . Such investments are valued initially based upon transaction price. Valuations are reviewed periodically utilizing available market data and additional factors to determine if the carrying value of these investments should be adjusted. In determining valuation adjustments, emphasis is placed on market participants’ assumptions and market-based information over entity-specific information and are classified as a Level 3 investment.

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

Marketable securities from time to time are pledged as collateral pursuant to broker margin requirements. As of December 31, 2020, and 2019, there was no such margin balance outstanding.

Treasury bills, from time to time, are pledged as collateral pursuant to broker margin requirements. As of December 31, 2020 and 2019, there was zero and approximately $9.9 million in such margin balances outstanding, respectively.

Notes and other receivables. Management periodically performs a review of amounts due on its notes and other receivable balances to determine if they are impaired based on factors affecting the collectability of those balances. Management’s estimates of collectability of these receivables requires management to exercise significant judgment about the timing, frequency and severity of collection losses, if any, and the underlying value of collateral, which may affect recoverability of such receivables. As of December 31, 2020, and 2019, the Company had no allowances for bad debt.

Equity investments. Investments in which the Company does not have a majority voting or financial controlling interest but has the ability to exercise influence are accounted for under the equity method of accounting, even though the Company may have a majority interest in profits and losses. The Company follows ASC Topic 323-30 in accounting for its investments in limited partnerships. This guidance requires the use of the equity method for limited partnership investments of more than 3 to 5 percent. Investments accounted for under the equity method of accounting are initially recorded at cost and subsequently increases and decreases the investment’s carrying value by its proportionate share of the net income or loss and other comprehensive income or loss of the investee.

For equity investments that do not have readily available fair values, the Company made an accounting policy election for a measurement alternative. These other investments are carried at cost less adjustments for other than temporary declines in value. These investments do not have available quoted market prices, so we must rely on valuations and related reports and information provided to us by those entities for the purposes of determining other-than-temporary declines. These valuations are by their nature subject to estimates which could change significantly from period to period.

(Loss) income per common share. Net (loss) income per common share (basic and diluted) is based on the net (loss) income divided by the weighted average number of common shares outstanding during each year. Diluted net income per share includes the dilutive effect of options to acquire common stock. Common shares outstanding include issued shares less shares held in treasury. There were 9,600 stock options outstanding as of December 31, 2020 and 2019. These options were not included in the diluted earnings per share computation as their effect would have been de minimums or anti-dilutive.

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

Concentration of Credit Risk. Financial instruments that potentially subject the Company to concentration of credit risk are cash and cash equivalent deposits in excess of federally insured limits, marketable securities, other receivables and notes and mortgages receivable. From time to time the Company may have bank deposits in excess of federally insured limits (presently $250,000). The Company evaluates these excess deposits and transfers amounts to brokerage accounts and other banks to mitigate this exposure. As of December 31, 2020 and 2019, we had approximately $327,000 and $239,000, respectively, of deposits in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash.

Noncontrolling Interest. Noncontrolling interest represents the noncontrolling or minority partners’ proportionate share of the equity of the Company’s majority owned subsidiaries. A summary for the years ended December 31, 2020 and 2019 is as follows:

	2020	2019
Noncontrolling interest balance at beginning of year	$251,000	$240,000
Noncontrolling partners’ interest in operating (losses) gains of CII	(10,000)	11,000

Noncontrolling interest balance at end of year	$241,000	$251,000

Revenue recognition. CII is the lessor of the Company’s principal executive offices and corporate offices of HMGA, Inc. (the “Adviser”). This lease agreement is classified as an operating lease and accordingly all rental revenue is recognized as earned based upon total fixed cash flow over the initial term of the lease, using the straight-line method. In December 2020, the lease was renewed for one year expiring on December 1, 2021, with an increase of 5% in rent for each year extended. Beginning in December 2020 the base rent is $64,324 per year payable in equal monthly installments plus sales tax during the term of the lease. The Adviser, as tenant, pays utilities, certain maintenance and security expenses relating to the leased premises.

Impairment of long-lived assets. The Company periodically reviews the carrying value of its properties and long-lived assets in relation to historical results, current business conditions and trends to identify potential situations in which the carrying value of assets may not be recoverable. If such reviews indicate that the carrying value of such assets may not be recoverable, the Company will estimate the undiscounted sum of the expected future cash flows of such assets or analyze the fair value of the asset, to determine if such sum or fair value is less than the carrying value of such assets to ascertain if a permanent impairment exists. If a permanent impairment exists, the Company would determine the fair value by using quoted market prices, if available, for such assets, or if quoted market prices are not available, the Company would discount the expected future cash flows of such assets and would adjust the carrying value of the asset to fair value. There was no impairment of long-lived assets in 2020 and 2019.

Share-based compensation.

The Company accounts for share-based compensation in accordance with ASC Topic 718 “Share-Based Payments”. The Company has used the Black-Scholes option pricing model to estimate the fair value of stock options on the dates of grant.

New accounting pronouncements.

In April 2019, the FASB made significant amendments (listed below) to ASU 2016-01 by ASU 2019-04 effective for fiscal years beginning after December 15, 2019, including interim periods therein.

HTM debt securities fair value disclosures — The amendments clarify that entities other than public business entities are exempt from the “fair value disclosure requirements for financial instruments not measured at fair value on the balance sheet.”

Measurement alternative in ASC 321-10-35-2 — The amendments in ASU 2019-04 indicate that the measurement alternative in ASC 321-10-35-2 for equity securities without readily determinable fair values represents a nonrecurring fair value measurement under ASC 820; therefore, such securities should be remeasured at fair value when an entity identifies an orderly transaction “for an identical or similar investment of the same issuer,” and applicable ASC 820 disclosures are required.

Remeasurement of equity securities at historical exchange rates — The amendments clarify that (1) an entity should remeasure equity securities without readily determinable fair values subject to the measurement alternative at historical exchange rates and (2) the historical exchange rate used should be that at the later of the acquisition date or the most recent fair value measurement date.

The amendments related to equity securities without readily determinable fair values require prospective application. The Company adopted the ASU on January 1, 2020 and did not have a material impact on the Company’s Consolidated Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU No. 2016-13”) and subsequently issued ASU 2020-02 to clarify the adoption of ASU 2016-13. ASU No. 2016-13 affects entities holding financial assets and net investments in leases that are not accounted for at fair value through net income.  The amendments in ASU No. 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net carrying value at the amount expected to be collected on the financial asset.  ASU No. 2016-13 also amends the impairment model for available-for-sale securities.  An entity will recognize an allowance for credit losses on available-for-sale debt securities as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment, as is currently required.  ASU No. 2016-13 also requires new disclosures.  For financial assets measured at amortized cost, an entity will be required to disclose information about how it developed its allowance for credit losses, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes.  For financing receivables and net investments in leases measured at amortized cost, an entity will be required to further disaggregate the information it currently discloses about the credit quality of these assets by year of the asset’s origination for as many as five annual periods. For available-for-sale securities, an entity will be required to provide a roll-forward of the allowance for credit losses and an aging analysis for securities that are past due.  ASU No. 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework -Changes to the Disclosure Requirements for Fair Value Measurement (“ASU No. 2018-13”).  The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements.  ASU No. 2018-13 removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for the timing of transfers between levels and the valuation processes for Level 3 fair value measurements. It also adds a requirement to disclose changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and to disclose the range and weighted average of significant unobservable inputs used to develop recurring and nonrecurring Level 3 fair value measurements. For certain unobservable inputs, entities may disclose other quantitative information in lieu of the weighted average if the other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop the Level 3 fair value measurements.  In addition, public entities are required to provide information about the measurement uncertainty of recurring Level 3 fair value measurements from the use of significant unobservable inputs if those inputs reasonably could have been different at the reporting date. ASU No. 2018-13 was adopted on January 1, 2020, and did not have a material impact on the Company's consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01: Investments Equity Securities (Topic 321), Investments Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments clarify the treatment of transactions that require a company to apply or discontinue the equity method of accounting. The amendments are effective January 1, 2021; the Company does not expect the adoption to have a material impact on the consolidated financial statements and disclosures of the Company.

The Company does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

2.  INVESTMENT PROPERTIES

The components of the Company’s investment properties and the related accumulated depreciation information follow:

	December 31, 2020
		Accumulated
	Cost	Depreciation	Net
Office building and other commercial property:
Corporate Office - (Coconut Grove, FL) – Building	$652,197	$387,461	$264,736
Corporate Office – (Coconut Grove, FL) – Land	325,000	—	325,000
Other (Hopkinton, RI) – Land (53 acres)	209,138	—	209,138
Other (Montpelier, Vermont) – Building	52,000	52,000	—
Other (Montpelier, Vermont) – Building under construction	520,976	—	520,976
Other (Montpelier, Vermont) - Land (6 acres)	111,689	—	111,689
	$1,871,000	$439,461	$1,431,539

	December 31, 2019
		Accumulated
	Cost	Depreciation	Net
Office building and other commercial property:
Corporate Office - (Coconut Grove, FL) – Building	$652,197	$372,061	$280,136
Corporate Office – (Coconut Grove, FL) – Land	325,000	—	325,000
Other (Hopkinton, RI) – Land (53 acres)	209,138	—	209,138
Other (Montpelier, Vermont) – Building	52,000	52,000	—
Other (Montpelier, Vermont) - Land (6 acres)	111,689	—	111,689
	$1,350,024	$424,061	$925,963

In March 2021, the building under construction located in Montpelier, Vermont was completed, and the single tenant’s lease commenced.

In March 2021, CII sold the 53 acres of land located in Hopkinton, Rhode Island. The sales price approximated the cost basis of the land. In July 2019, CII purchased approximately 3 acres of land contiguous to the 50 acres previously owned in Hopkinton, Rhode Island for approximately $44,000.

3. INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities consist primarily of large capital corporate equity and debt securities in varying industries or issued by government agencies with readily determinable fair values. These securities are stated at market value, as determined by the most recent traded price of each security at the balance sheet date. All unrealized gains (losses) on this portfolio are recorded in income. Included in investments in marketable securities is approximately $1.66 million and $1.86 million of preferred stock in large capital real estate investment trusts (REITs) as of December 31, 2020 and 2019, respectively.

For the years ended December 31, 2020 and 2019, net unrealized gains (losses) on marketable securities were approximately $93,000 and $236,000, respectively.

	December 31, 2020			December 31, 2019
Description	Cost Basis	Fair Value	Unrealized Gain (loss)	Cost Basis	Fair Value	Unrealized Gain (loss)
Real Estate Investment Trusts	$1,744,000	$1,664,000	($80,000)	$1,800,000	$1,860,000	$60,000

Mutual Funds, ETF & other	210,000	316,000	106,000	221,000	257,000	36,000
Other Equity Securities	685,000	813,000	128,000	885,000	883,000	(2,000)
Total Equity Securities	2,639,000	2,793,000	154,000	2,906,000	3,000,000	94,000
Debt Securities	584,000	613,000	29,000	477,000	474,000	(3,000)
Total	$3,223,000	$3,406,000	$183,000	$3,383,000	$3,474,000	$91,000

As of December 31, 2020, debt securities are scheduled to mature as follows:

	Cost	Fair Value
2021 – 2025	$156,000	$160,000
2026 – 2030	202,000	221,000
2031 – thereafter	226,000	232,000
	$584,000	$613,000

Net (loss) gain from investments in marketable securities for the years ended December 31, 2020 and 2019 is summarized below:

Description	2020	2019
Net realized (losses) gains from sales of marketable securities	$(115,000)	$42,000
Net unrealized gains from marketable securities	93,000	236,000
Total net (losses) gains from investments in marketable securities	$(22,000)	$278,000

Net realized loss from sales of marketable securities consisted of approximately $176,000 of losses net of $61,000 of gains for the year ended December 31, 2020. The comparable amounts in fiscal year 2019 were approximately $108,000 of gains net of $66,000 of losses.

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

The Company’s portfolio of other investments consists of 46 individual investments primarily in limited partnerships with varying investment objectives and focus. Management has categorized these investments by investment focus: technology and communications, diversified businesses, real estate related and other.

As of December 31, 2020, and 2019, other investments had an aggregate carrying value of $4.94 million and $5.59 million, respectively. As of December 31, 2020, the Company has committed to fund an additional $653,000 as required by agreements with current investees or for new investments. The carrying value of these investments is equal to contributions less distributions and other than temporary impairment loss adjustments. During the years ended December 31, 2020 and 2019 the Company made cash contributions in these investments of approximately $414,000 and $1.0 million, respectively, and received cash distributions of $750,000 and $2.1 million, respectively.

The Company’s other investments are summarized below.

	Carrying values as of December 31,
Investment Focus	2020	2019

Real estate and related	$3,061,000	$3,378,000

Diversified businesses	1,844,000	2,043,000

Technology and communications	-	130,000

Other (private bank)	35,000	35,000

Totals	$4,940,000	$5,586,000

Income from other investments is summarized below (excluding other than temporary impairment loss):

	2020	2019
Real estate and related (a)	$252,000	668,000
Diversified businesses (b)	49,000	113,000
Technology and related	17,000	-
(Loss) income from investment in 49% owned affiliate (c)	(15,000)	25,000
Total income from other investments	$303,000	$806,000

(a)          The gains in 2020 and 2019 consist of various cash distributions primarily from investments owning real estate and related investments and diversified businesses which made cash distributions from the sale or refinancing of operating companies or properties. During the year ended December 31, 2020, we received cash distributions from other investments of approximately $749,000. In 2020, we received a total of approximately $123,000 from a partnership which sold the remaining of its two rental apartments in Atlanta, Georgia and we recognized a gain of $123,000 (the other rental apartment was sold in December 2019 at a gain of $109,000 and we had no remaining basis in the second apartment building). In 2020, we received a total of approximately $65,000 from investments in two collateralized mortgage entities. This included a $31,000 profit distribution from the satisfaction of one residential mortgage and regular quarterly 8% preferred returns of approximately $34,000. The remaining gains from real estate and related investments were from distributions made in excess of our carrying value. The gains in 2019 primarily consisted of $429,000 from a partnership which sold its sole asset, a multifamily residential property located in Austin, Texas.

(b)          The gain from investments in diversified businesses in 2020 primarily consists of $43,000 in distributions from a private equity fund in excess of our carrying value. The gains in 2019 primarily consists $66,000 from our redemption of a stock fund and cash distributions from various investments in partnerships owning diversified businesses which made cash distributions in excess of their carrying value.

(c)          The increased net loss in 2020 as compared to 2019 from the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) was primarily due to less interest income earned by TGIF due to lower loan balances outstanding and lower interest rates. In 2020 and 2019 TGIF declared and paid a cash dividend of which the Company’s portion was approximately $221,000 in each year. These dividends were recorded as reduction in the investment carrying value as required under the equity method of accounting for investments (reference is made to Note 6, Investment in Affiliate).

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

For year ended December 31, 2020, we have recognized a total of approximately $407,000 in impairment valuation adjustments in other investments. We recorded a total of $232,000 in OTTI adjustments representing the complete write down relating to an investment in a small business investment company licensed by the Small Business Administration in which we originally invested $300,000 in 2007 and had received distributions to date of $68,000. The other OTTI adjustment in 2020 was for $175,000 for an investment in a $2 billion global fund which invests in oil exploration and production which we committed $500,000 (plus recallable distributions) in September 2015. To date we have funded $658,000 and have received $206,000 in distributions from this investment. The write down was based on net asset value reported by the sponsor and takes into consideration the current disruptions in the oil markets because of the economic fall out of the pandemic. The adjusted carrying value in this investment as of December 31, 2020 is $277,000 and are valued on a nonrecurring basis as a Level 3 investment.

There were no OTTI losses for the year ended December 31, 2019.

Net gain or loss from other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s net earnings. However, the amount of investment gain or loss from other investments for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

Unrealized losses from other investments

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2020 and 2019, aggregated by investment category and the length of time that investments have been in a continuous loss position:

	As of December 31, 2020
	12 Months or Less		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in diversified businesses	$576,000	$(131,000)	$-	-	576,000	(131,000)
Total	$576,000	$(131,000)	$-	$-	$576,000	$(131,000)

	As of December 31, 2019
	12 Months or Less		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in real estate and related	$169,000	$(52,000)	$-	$-	$169,000	$(52,000)
Partnerships owning investments in diversified businesses	363,000	(57,000)	188,000	(45,000)	551,000	(102,000)
Total	$532,000	$(109,000)	$188,000	$(45,000)	$720,000	$(154,000)

5. FAIR VALUE INSTRUMENTS

In accordance with ASC Topic 820, the Company measures cash and cash equivalents, marketable debt and equity securities at fair value on a recurring basis. Other investments are measured at fair value on a nonrecurring basis.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis during the years ended December 31, 2020 and 2019, using quoted prices in active markets for identical assets (Level 1) and significant other observable inputs (Level 2). For the years ended December 31, 2020 and 2019, there were no major assets or liabilities measured at fair value on a recurring basis which uses significant unobservable inputs (Level 3):

	Fair value measurement at reporting date using
Description	Total December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$1,496,000	$1,496,000	$—	$—
US T-bills	2,900,000	2,900,000	—	—
Marketable securities:
Corporate debt securities	613,000	—	613,000	—
Marketable equity securities	2,793,000	2,793,000	—	—
Total assets	$7,802,000	$7,189,000	$613,000	$—

	Fair value measurement at reporting date using
Description	Total December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$606,000	$606,000	$—	$—
US T-bills	14,130,000	14,130,000	—
Marketable securities:
Corporate debt securities	474,000	—	474,000	—
Marketable equity securities	2,999,000	2,999,000	—	—
Total assets	$18,209,000	$17,735,000	$474,000	$—

Carrying amount is the estimated fair value for corporate debt securities and time deposits based on a market-based approach using observable (Level 2) inputs such as prices of similar assets in active markets.

6. INVESTMENT IN AFFILIATE

Investment in affiliate consists of CII’s 49% equity interest in T.G. I.F. Texas, Inc. (“TGIF”). TGIF is a corporation which holds promissory notes receivable from its shareholders, including CII and Maurice Wiener, the Chairman of both the Company and TGIF. Reference is made to Note 9 for discussion on notes payable by CII to TGIF. This investment is recorded under the equity method of accounting. For the years ended December 31, 2020 and 2019, (loss) income from investment in affiliate amounted to approximately ($15,000) and $25,000, respectively and is included in income from other investments in HMG’s consolidated statements of income. In 2020 and 2019 TGIF declared and paid a cash dividend of $.08 per share each year. CII’s dividend amount received in 2020 and 2019 was approximately $221,000. This dividend is recorded as a reduction in the carrying amount of CII investment in T.G.I.F. as required under the equity method of accounting.

7. LOANS, NOTES AND OTHER RECEIVABLES

	As of December 31,
Description	2020	2019
Promissory note and accrued interest due from purchaser of Grove Isle (a)	$-	$1,034,000
Promissory note and accrued interest collateralized by 2nd mortgage on land held for development in Lauderhill, FL (b)	503,000	503,000
Promissory note and accrued interest due from individual (c)	256,000	273,000
Promissory note and accrued interest due from entity constructing mixed use apartments in Hollywood, FL (d)	511,000	502,000
Other (e)	150,000	208,000
Total loans, notes and other receivables	$1,420,000	$2,520,000

(a)	In February 2013, the Company sold its interest in a hotel, resort and marina property known as Grove Isle and received a $1 million promissory note from the purchaser as part of the purchase proceeds. In February 2020 development at Grove Isle began and the note matured (as defined in the purchase agreement). The note was repaid including all accrued and unpaid interest.

(b)	In December 2018, the Company loaned $500,000 to an entity controlled by a local real estate developer. The loan is collateralized by a second mortgage on raw land held for development located in Lauderhill, Florida. The promissory note bears interest at 8.5% per annum and calls for interest only payments due on a quarterly basis beginning March 4, 2019. The original maturity date of June 4, 2020 was extended for one year and we received a $2,500 loan extension fee. All interest due on this loan has been collected.

(c)	In December 2018, the Company (through CII) loaned $250,000 to the same local real estate developer mentioned in (b) above. This loan bears interest of 8.5% per annum and all principal and accrued interest is due at maturity. The original maturity date of on June 4, 2020 was extended until October 21, 2021. All other terms of the note remained the same. All accrued and unpaid interest was collected through October 8, 2020. The loan is secured by an assignment of membership interest in a partnership owning rental apartments in Jacksonville, Florida. Such membership interest is valued at approximately $500,000.

(d)	In December 2019, the Company loaned $500,000 to an entity controlled by the same local real estate developer mentioned in (b) and (c) for funding the completion of a 247 mixed use rental apartment project located in Hollywood, Florida. Construction of the project was completed in January 2021. The promissory note bears interest at 10.0% per annum. The original maturity date of September 30, 2020 was extended for one year. All accrued and unpaid interest was collected through October 8, 2020. Principal and unpaid interest is due at maturity. The loan is secured by an assignment of membership interest in a partnership developing rental apartments in Lauderhill, Florida (mentioned in (a) above). Such membership interest is valued at approximately $465,000.

(e)	In November 2020, the Company entered into a loan agreement with an unrelated real estate consultant as borrower. The Company and the borrower are parties to an amended and restated pre-development agreement which provides for the development of our property in Montpelier, Vermont (the “Property”), and for the formation of a new development company and transfer of our property to the new development company. The borrower will have a 10% membership interest in and to the new development Company. The total principal amount to be advanced is $250,000 and bears interest at 4% per annum fixed. Interest only payments are due each quarter for the first five years of the loan. Throughout the remaining term interest plus amortization of one percent per year until the earlier of the sale of the Property or December 31, 2030 (the “Maturity Date”). The loan is secured by the borrower’s membership interest in the new development company through a pledge agreement. As of December 31, 2020, approximately $141,000 has been advanced under this loan agreement and is outstanding.

In October 2019, the Company entered into a loan participation agreement for $200,000 earning 10% interest payable monthly and maturing June 30, 2022. In January 2020, the loan was repaid, and we received our principal and all interest due under the loan participation.

8.   INVESTMENT IN RESIDENTIAL REAL ESTATE PARTNERSHIP

As previously reported on Form 8-K dated July 19, 2019, pursuant to the terms of a Construction and Mini Perm Loan Agreement ("Loan Agreement"), between Murano At Three Oaks Associates LLC, a Florida limited liability company formed in September 2018 (the “Borrower” or “Murano”) which is 25% owned by HMG, and PNC Bank, National Association ("Lender"), Lender provided a construction loan to the Borrower for the principal sum of approximately $41.59 million (“Loan”). The proceeds of the Loan shall be used to finance the construction of multi-family residential apartments containing 318 units totaling approximately 312,000 net rentable square feet on a 17.5-acre site located in Fort Myers, Florida ("Project"). The Project site was purchased by the Borrower concurrently with the closing of the Loan. Total development costs for the Project are estimated at approximately $56.08 million and the Borrower’s equity totals approximately $14.49 million. HMG’s share of the equity is 25%, or approximately $3.62 million. As of December 31, 2020, the outstanding balance on the Loan was approximately $32.30 million. The Project has been completed and is approximately 21% leased. For the year ended December 31, 2020 Murano reported a net loss of $299,000 including $34,000 loss from operations (due to rent concessions), depreciation expense of $188,000 and $77,000 of interest expense. HMG’s portion of the 2020 loss was approximately $75,000.

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

Each Guarantor is required to maintain compliance with the following financial covenants, as defined: (1) liquidity shall not be less than $2.5 million. Liquidity is defined as the sum of unencumbered, unrestricted cash and cash equivalents and marketable securities, and (2) net worth shall not be less than $10 million. As of December 31, 2020, HMG was in compliance with all covenants required by Guarantors in the Loan Agreement.

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

On August 27, 2020, the shareholders of the Company approved the renewal of the Advisory Agreement between the Company and the Adviser for a term commencing January 1, 2021 and expiring December 31, 2021.

For the years ended December 31, 2020 and 2019, the Company and its subsidiaries incurred Adviser fees of approximately $660,000 and $741,000, respectively. This consisted of $660,000 in regular compensation for 2020 and 2019, and $81,000 in incentive fee compensation for 2019. There was no incentive fee in 2020.

The Adviser leases its executive offices from CII pursuant to a lease agreement. This lease agreement calls for base rent of $64,324 per year payable in equal monthly installments. Additionally, the Adviser is responsible for all utilities, certain maintenance, and security expenses relating to the leased premises. In December 2020, the lease was renewed for one year with an increase in rent of 5% per year.

Mr. Wiener is a 19% shareholder and the chairman and director of T.G.I.F. Texas, Inc., a 49% owned affiliate of CII. As of December 31, 2020, and 2019, T.G.I.F. had amounts due from CII in the amount of approximately $650,000 and $1,000,000, respectively. These amounts are due on demand and bear interest at the prime rate (3.25 % at December 31, 2020). All interest due has been paid.

As of December 31, 2020, and 2019, T.G.I.F. owns 10,200 shares of the Company’s common stock.

As of December 31, 2020, and 2019, T.G.I.F. had amounts due from Mr. Wiener in the amount of approximately $707,000. These amounts bear interest at the prime rate (3.25% at December 31, 2020) and principal and interest are due on demand. All interest due has been paid.

Mr. Wiener received consulting and director’s fees from T.G.I.F totaling approximately $29,000 and $23,000 for the years ended December 31, 2020 and 2019, respectively.

10. INCOME TAXES

The Company as a qualifying REIT distributes its taxable ordinary income to stockholders in conformity with requirements of the Internal Revenue Code and is not required to report deferred items due to its ability to distribute all taxable income. In addition, net operating losses can be carried forward to reduce future taxable income but cannot be carried back.

Distributed capital gains on sales of real estate as they relate to REIT activities are not subject to taxes; however, undistributed capital gains may be subject to corporate tax.

On December 11, 2020 the Company declared a dividend of $0.50 per share which was payable on January 12, 2021 to all shareholders of record as of December 29, 2020. The dividend was 100% return of capital.

On December 13, 2019 the Company declared a dividend of $0.50 per share which was payable on January 13, 2020 to all shareholders of record as of December 30, 2019. The dividend was 100% return of capital.

On December 14, 2018 the Company declared a capital gain dividend of $0.50 per share which was payable on January 9, 2019 to all shareholders of record as of December 28, 2018.

As of December 31, 2019, the Company, excluding CII (its taxable REIT subsidiary), had an estimated tax net operating loss carryover (NOL) of approximately $470,000 which was carried forward to 2020.

The Company’s 95%-owned taxable REIT subsidiary, CII, files a separate income tax return and its operations are not included in the REIT’s income tax return.

The Company accounts for income taxes in accordance with ASC Topic 740, “Accounting for Income Taxes”. ASC Topic 740 requires a Company to use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes only pertain to CII. As of December 31, 2020, and 2019, the Company has a net deferred tax liability of approximately $107,000 and $77,000, respectively, as a result of timing differences associated with the carrying value of the investment in affiliate (TGIF) and other investments. CII’s NOL carryover to 2020 is estimated at $1.16 million and is fully reserved due to due to CII historically having tax losses.

The components of income before income taxes and the effect of adjustments to tax computed at the federal statutory rate for the years ended December 31, 2020 and 2019 were as follows:

31

	2020	2019
(Loss) income before income taxes	$(1,038,000)	$310,000
Computed tax at federal statutory rate of (21%)	$(218,000)	$65,000
State taxes	(2,000)	1,000
REIT related adjustments	168,000	(31,000)
Adjustment to valuation allowance	50,000	13,000
Permanent differences	19,000	(2,000)
Other items, net	7,000	(17,000)
Provision for income taxes	$24,000	$29,000

The REIT related adjustments represent the difference between estimated taxes on undistributed income and/or capital gains and book taxes computed on the REIT’s income before income taxes, including tax on prohibited REIT income.

The provision for income taxes in the consolidated statements of income consists of the following:

Year ended December 31,	2020	2019
Current:
Federal	-	-
State	$(6,000)	$-
	(6,000)	-
Deferred:
Federal	$(24,000)	$15,000
State	2,000	1,000
	(22,000)	16,000
Change in valuation allowance	52,000	13,000
Total	$24,000	$29,000

As of December 31, 2020, and 2019, the components of the deferred tax assets and liabilities are as follows:

	As of December 31, 2020 Deferred tax		As of December 31, 2019 Deferred tax
	Assets	Liabilities	Assets	Liabilities
Net operating loss carry forward	$267,000		$215,000
Excess of book basis of 49% owned corporation over tax basis		$271,000		$272,000
Unrealized gain on marketable securities	-	65,000	-	8,000
Excess of tax basis over book basis of other investments and other	229,000	-	203,000	-
Valuation allowance	(267,000)		(215,000)
Totals	$229,000	$336,000	$203,000	$280,000

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

For the year ended December 31, 2020 no options were granted, exercised, expired, or forfeited.

On July 25, 2019 the Company granted options to purchase 8,000 shares of the Company’s common stock to three directors and one officer. The exercise price of the options is equal to $13.20 per share, the market price of the stock on the date of grant and the options expires on June 29, 2021. The Company determined the fair value of its option awards using the Black-Scholes option pricing model. The following assumptions were used to value the options granted during the year ended December 31, 2019: 2 year expected life; expected volatility of approximately 19.5%; risk-free of 1.93% and annual dividend yield of 4%. The expected life for options granted during the period represents the period of time that options are to be outstanding based on the expiration date of the Plan. Expected volatilities are based upon historical volatility of the Company’s stock over a period equal to the 2-year expected life.

As of December 31, 2020, and 2019, there is no unrecognized non-employee stock compensation expense related to unvested stock options under the Plan.

A summary of the status of the Company’s stock option plan as of December 31, 2020 and 2019, and changes during the periods ending on those dates are presented below:

	As of December 31, 2020		As of December 31, 2019
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the period	9,600	$13.55	1,600	$15.30
Granted	-	-	8,000	13.20
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at the end of the period	9,600	$13.55	9,600	$13.55

Options exercisable at period-end	9,600	$13.55	9,600	$13.55
Weighted average fair value of options granted during the period	-	-	-	-
Aggregate intrinsic value of outstanding and exercisable options at the end of the period	9,600	$13.55	9,600	$13.55

12. SUBSEQUENT EVENT

The Company has evaluated subsequent events through March 30, 2021, the date for which the financial statements were available to be issued.

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

Management, including the Principal Executive and Principal Financial Officers, based on their evaluation of our internal control over financial reporting, has concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Item 9B. Other Information.

None.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance.

Listed below is certain information relating to the executive officers and directors of the Company:

Name and Office	Age	Principal Occupation and Employment other than With the Company During the Past Five Years - Other Directorships
Maurice Wiener; Chairman of the Board of Directors, Chief Executive Officer, President and Secretary	79	Chairman of the Board, Chief Executive Officer, President and Secretary of the Adviser; Executive Trustee, Transco; Director, T.G.I.F. Texas, Inc.

Carlos Camarotti; Chief Financial Officer, Vice President-Finance and Assistant Secretary	60	Vice President - Finance and Assistant Secretary of the Adviser. Vice President, Transco; Vice President, T.G.I.F. Texas, Inc.

Richard Wiener; Director	80	Practicing attorney - real estate and commercial transactions.

Charles Dusseau; Director	70	Managing Member of High Pines Investments LLC and College 120 LLC, Founding Director and Vice Chairman of the Bank of Coral Gables
Alexander Arader; Director	65	Vice President of Stamford Mortgage Company. From 2005 to 2016, Managing Member of Arader & Associates, Stamford Connecticut.

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

Charles M. Dusseau, was elected to the Board in 2015. Mr. Dusseau is involved in a variety of business ventures capitalizing on his 35 plus years of experience in business, finance, public affairs, and international trade. He was previously the Managing Member of Lexington H.I. Partners, which previously owned and operated a full-service Clarion Hotel in Lexington, Kentucky, and was sold in 2015. He is currently the Managing Member of High Pines Investments LLC and College 120 LLC, which operate rental properties in Asheville, NC. He was a Founding Director and Vice Chairman of the Bank of Coral Gables and also served as Director and Vice Chairman of Eastern National Bank (Miami, Florida) from 1999 to 2006. In the public sector, Mr. Dusseau served as a Secretary of Commerce for the State of Florida, and as Commissioner to Miami-Dade County (Florida). Mr. Dusseau’s multiple experiences brings valuable insight to the board.

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

Compensation of Directors. The following table summarizes compensation to existing directors for the year ended December 31, 2020:

Director	Annual Fee	Board Meeting Fee	Committee Meeting Fee	Total Compensation
Maurice Wiener	$17,200	$3,000	-	$20,200
Richard Wiener	12,000	3,000	3,750	18,750
Charles Dusseau	12,000	3,000	3,750	18,750
Alexander Arader	12,000	3,000	750	15,750
Totals	$53,200	$12,000	$8,250	$73,450

Annual director’s fees are paid at the beginning of each quarter and board and committee meeting fees are paid for each meeting a director attends. The annual fee for directors is $12,000 per year plus meeting fees $750 per meeting. For the year ended December 31, 2020 Maurice Wiener received $5,000, in director fees per year from Courtland Investments, Inc. and $200 from other wholly owned subsidiaries included in the amounts above.

Outstanding Equity Awards to Executive Officers.

The following table summarizes all outstanding equity awards to the Company’s executive officers as of December 31, 2020.

Executive Officer	Number of Options	Exercise Price	Expiration Date
Carlos Camarotti	2,000	$13.20 per share	June 29, 2021

Stock Options.

The Company’s 2011 Stock Option Plan (the “Plan”), which was approved by the shareholders on August 25, 2011 provides for the grant of options to purchase up to 120,000 shares of the Company’s common stock to the officers and directors of the Company. In 2011 options were granted to all officers and directors to purchase an aggregate of 102,000 common shares at no less than 100% of the fair market value at the date of grant. Options are not transferable, and the Plan expires on August 25, 2021 or upon termination of employment, except to a limited extent in the event of retirement, disability, or death of the grantee.

The Plan, which permits the grant of qualified and non-qualified options and is intended to provide incentives to the directors and officers of the Company, as well as to enable the Company to obtain and retain the services of such directors and officers. The Plan is administered by a Stock Option Committee (the “Committee”) appointed by the Board of Directors. The Committee selects those key officers and directors of the Company to whom options for shares of common stock of the Company shall be granted. The Committee determines the purchase price of shares deliverable upon exercise of an option; such price may not, however, be less than 100% of the fair market value of a share on the date the option is granted. Shares subject to an option may be purchased by the optionee within five years from the date of the grant of the option. However, options automatically terminate if the optionee’s employment with the Company terminates other than by reason of death, disability, or retirement. Further, if, within one year following exercise of any option, an optionee terminates his employment other than by reason of death, disability or retirement, the shares acquired upon exercise of such option must be sold to the Company at a price equal to the lesser of the purchase price of the shares or their fair market value.

The following table summarizes activity in equity awards to the Company’s executive officers for the year ended December 31, 2020.

	Carlos Camarotti
	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2020	2,000	$13.20
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2020	2,000	$13.20

Options exercisable at period-end	2,000	$13.20
Weighted average fair value of options granted during the period
Aggregate intrinsic value of outstanding and exercisable options at the end of the period	—	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Set forth below is certain information concerning common stock ownership by directors, executive officers, directors and officers as a group, and holders of more than 5% of the outstanding common stock.

Name (6), (7)	Shares Owned by Named Persons & Members of His Family (1)		Additional Shares in Which the named Person Has, or Participates in, the Voting or Investment Power (2)		Total Shares & Percent of Class
Maurice Wiener	23,734		548,030	(3), (5)	571,764	56%

Carlos Camarotti	14,200	(4)			14,200	1%

Richard Wiener	5,000	(4)			5,000	* %

Charles Dusseau	5,000	(4)			5,000	* %
Alexander Arader	5,000	(4)			5,000	* %

All Directors and Officers as a Group	52,934	(4)	548,030	(3)	600,964	59%

Transco Realty Trust 1870 S. Bayshore Drive Coconut Grove, FL 33133	477,300	(5)			477,300	47%

Comprehensive Financial Planning, Inc. 3950 Fairlane Drive Dacula, GA 30019	137,977	(8)			137,977	14%

* less than 1%

(1)	Unless otherwise indicated, beneficial ownership is based on sole voting and investment power.

(2)	Shares listed in this column represent shares held by entities with which directors or officers are associated. Directors, officers, and members of their families have no ownership interest in these shares.

(3)	This number includes the number of shares held by Transco Realty Trust (Transco) (477,300 shares), HMGA, Inc. (HMGA) (60,530 shares) and T.G.I.F. Texas, Inc. (T.G.I.F.) (10,200 shares). Mr. M. Wiener is a director of T.G.I.F. and a trustee of Transco.

(4)	This number includes options granted and outstanding under the 2011 Stock Option Plan. Options have been granted to Mr. R. Wiener, 2,000, Mr. Charles Dusseau, 2,000, Mr. Arader, 3,600 and Mr. Camarotti, 2,000. Reference is made to Item 11. Executive Compensation for further information about the 2011 Stock Option Plan.

(5)	Mr. Wiener holds approximately 55% of the stock of Transco and approximately 72% of HMGA Inc., and may therefore be deemed to be the beneficial owner of the shares of the Company held by Transco and HMGA Inc.

(6)	Except as otherwise set forth, the address for these individuals is 1870 South Bayshore Drive, Coconut Grove, Florida 33133.

(7)	No shares of stock of the executive officers and directors have been pledged as collateral.

(8)	Comprehensive Financial Planning, Inc. has shared investment power on all shares and sole voting power on all shares.

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

The Adviser.

The principal executive offices of the Company and the Adviser are located at 1870 South Bayshore Drive, Coconut Grove, Florida, 33133, in premises owned by the Company’s subsidiary CII and leased to the Adviser pursuant to a lease agreement originally dated December 1, 1999, and as renewed in 2009, 2014, 2015, 2017, 2018,2019 and 2020. On December 1, 2020 the lease was renewed at an increase in rent of 5% from prior year. The lease provides for base rent of $64,324 per year payable in equal monthly installments plus sales tax during the current term of the lease which expires on December 1, 2021. The Adviser, as tenant, pays utilities, certain maintenance and security expenses relating to the leased premises.

As of December 31, 2019, the Company owed the Adviser approximately $81,000, in incentive fee from capital gains which was paid in 2020. There was no incentive fee for the year ended December 31, 2020.

CII.

The Company holds a demand note due from CII. The note is secured by a mortgage security agreement with the Company’s executive offices as collateral. The note matured on December 1, 2020 and was renewed for one year with one-year extension remaining at a fixed rate of 6% per annum, payable quarterly. The outstanding principal balance of the note was $1,000,000 as of December 31, 2020 and 2019, respectively. There were no principal repayments or advances relating to this note during 2020 and 2019. CII is a consolidated subsidiary of the Company and the note payable and related interest is eliminated in consolidation.

T.G.I.F.

As of December 31, 2020, and 2019 CII owed $650,000 and $1,000,000, respectively, to TGIF All advances between CII and TGIF are due on demand and bear interest at the prime rate (3.25% as of December 31, 2020). All interest due has been paid.

As of December 31, 2020, and 2019 TGIF had amounts due from Mr. Wiener of approximately $707,000. These amounts are due on demand and bear interest at the prime rate. All interest due has been paid. Mr. Wiener received consulting and director’s fees from TGIF of approximately $29,000 and $23,000 for the years ended December 31, 2020 and 2019, respectively. Also, TGIF owns 10,200 shares of the Company which were purchased at market value on the date of purchase. In fiscal years 2020 and 2019 TGIF declared and paid a cash dividend of $.08. CII’s portion of the dividends was approximately $221,000 in each year.

Item 14. Principal Accountants Fees and Services.

The following table sets forth fees billed to the Company by the Company’s independent auditors for the year ended December 31, 2020 and December 31, 2019 for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance. The Audit Committee pre-approved all services rendered by the Company’s independent auditors.

Principal Accountant Fees and Services

For the fiscal year ended	December 31, 2020	December 31, 2019
Audit fees, including reviews of quarterly financial statements	$89,000	$87,000
Tax fees (consists of fees relating to tax compliance and planning)	81,000	72,000
Total Fees	$170,000	$159,000

Part IV.

Item 15. Exhibits and Financial Statement Schedules.

(a) Exhibits listed in the Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HMG/Courtland Properties, Inc.

March 30, 2021	by:	/s/ Maurice Wiener
Maurice Wiener
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Maurice Wiener	March 30, 2021
Maurice Wiener
Chairman of the Board, President and Secretary
Chief Executive Officer

/s/ Carlos Camarotti	March 30, 2021
Carlos Camarotti
Vice President – Finance
Principal Financial Officer

/s/ Richard Wiener	March 30, 2021
Richard Wiener, Director

/s/ Charles Dusseau	March 30, 2021
Charles Dusseau, Director

/s/ Alexander Arader	March 30, 2021
Alexander Arader, Director

EXHIBIT INDEX

Description

(3)	(a)	Certificate of Incorporation as amended	Incorporated by reference to Exhibit 3(a) to the 2010 Form 10-K.

	(b)	By-laws as amended and restated	Incorporated by reference to Exhibit 3(b) to the Form 8-K filed on March 16, 2016.

(10)	(a)	Amended and restated lease agreement between Grove Isle Associates, Ltd. and Westgroup Grove Isle Associates, Ltd. dated November 19, 1996.	Incorporated by reference to Exhibit 10(d) to the 1996 Form 10-KSB

	(b)	Master agreement between Grove Isle Associates, Ltd. Grove Isle Clubs Inc., Grove Isle Investments, Inc. and Westbrook Grove Isle Associates, Ltd. dated November 19, 1996.	Incorporated by reference to Exhibit 10(e) to the 1996 Form 10-KSB

	(c)	Agreement Re: Lease Termination between Grove Isle Associates, Ltd. and Grove Isle Club, Inc. dated November 19, 1996.	Incorporated by reference to Exhibit 10(f) to the 1996 Form 10-KSB

	(d)	Amended and restated agreement between NAF Associates and the Company, dated August 31, 1999.	Incorporated by reference to Exhibit 10(f) to the 1999 Form 10-KSB

	(e)	Amendment to Amended and restated lease agreement between Grove Isle Associates, Ltd. and Westgroup Grove Isle Associates, Ltd. dated December 1, 1999.	Incorporated by reference to Exhibit 10(g) to the 1999 Form 10-KSB

	(f)	Lease agreement between Courtland Investments, Inc. and HMG Advisory Corp. dated December 1, 1999.	Incorporated by reference to Exhibit 10(h) to the 1999 Form 10-KSB

	(g)	2000 Incentive Stock Option Plan of HMG/ Courtland Properties, Inc.	Incorporated by reference to Exhibit 10(h) to the 2001 Form 10-KSB

	(h)	Amended and Restated Advisory Agreement between the Company and HMG Advisory Corp. effective January 1, 2003.	Incorporated by reference to Exhibit 10(i) and 10(j) to the 2002 Form 10-KSB

	(i)	Second Amendment to Amended and restated lease agreement included herein between Grove Isle Associated, Ltd. and Westgroup Grove Isle Associates, Ltd. dated September 15, 2004	Incorporated by reference to Exhibit 10(i) to the 2004 Form 10-KSB

	(j)	Operating Agreement of Grove Spa, LLC dated September 15, 2004	Incorporated by reference to Exhibit 10(j) to the 2004 Form 10-KSB

	(k)	Sublease between Westgroup Grove Isle Associates, Ltd. and Grove Spa, LLC dated September 15, 2004	Incorporated by reference to Exhibit 10(k) to the 2004 Form 10-KSB Included herein.

	(l)	Purchase and Sale Agreement (“Acquisition of Monty’s”) between Bayshore Restaurant Management Corp. and Bayshore Landing, LLC dated August 20, 2004	Incorporated by reference to Exhibit 10(l) to the 2004 Form 10-KSB

	(m)	Ground Lease between City of Miami and Bayshore Landing, LLC dated August 20, 2004 and related document	Incorporated by reference to Exhibit 10(m) to the 2004 Form 10-KSB

(n)	Loan Agreement between Wachovia Bank and Bayshore Landing, LLC dated August 20, 2004	Incorporated by reference to Exhibit 10(n) to the 2004 Form 10-KSB

(o)	Operating Agreement of Bayshore Landing, LLC dated August 19, 2004	Incorporated by reference to Exhibit 10(o) to the 2004 Form 10-KSB

(p)	Management Agreement for Bayshore Rawbar, LLC executed by RMI, LLC	Incorporated by reference to Exhibit 10(p) to the 2004 Form 10-KSB

(q)	Management Agreement for Bayshore Rawbar, LLC executed by HMG Advisory Bayshore, Inc.	Incorporated by reference to Exhibit 10(q) to the 2004 Form 10-KSB

(r)	Management and Leasing Agreement for Bayshore Landing, LLC executed by RCI Bayshore, Inc.	Incorporated by reference to Exhibit 10(r) to the 2004 Form 10-KSB

(s)	Assignment and Assumption of Management Agreement by Noble House Grove Isle, Ltd. To GH-Grove Isle Management LLC And Consent by Grove Spa, LLC	Incorporated by reference to Exhibit 10(s) to the 2008 Form 10-K

(t)	Third Amendment to Amended and Restated Lease Agreement	Incorporated by reference to Exhibit 10(t) to the 2008 Form 10-K

(u)	Assignment and Assumption of Lease and Consent of Landlord	Incorporated by reference to Exhibit 10(u) to the 2008 Form 10-K

(v)	Amendment to Operating Agreement of Grove Spa, LLC, A Delaware Limited Liability Company	Incorporated by reference to Exhibit 10(v) to the 2008 Form 10-K

(w)	First Amendment to Management Agreement	Incorporated by reference to Exhibit 10(w) to the 2008 Form 10-K

(x)	Interest Purchase Agreement by and among Courtland Investments, Inc., HMG/Courtland Properties, Inc. as Seller and Grove Isle Yacht and Tennis Club, Inc. and Grove Isle Associates LLLP, CII Spa, LLC, Grove Isle Investments, Inc. CII Yacht Club, Inc. and Grove Isle Yacht Club Associates – February 25, 2013	Incorporated by reference to Exhibit 99.1 to Form 8-K filed on February 25, 2013.

(y)	Membership Interests Purchase Agreement (HMG to Christoph) by and among The Christoph Family Trusts, as Purchasers and HMG Bayshore, LLC, Courtland Bayshore Rawbar, LLC and Courtland Bayshore Restaurant, LLC as Sellers	Incorporated by reference to Exhibit 10(y) to Form 8-K filed on April 3, 2013.

(z)	Amended and Restated Operating Agreement of JY-TV Associates LLC.	Incorporated by reference to Exhibit 10(z) to Form 10-Q filed on November 14, 2014.

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

