Form 10-K/A
period 2020-12-31
HMG COURTLAND PROPERTIES INC
filed 2021-03-31
CIK 311817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

Commission file number: 1-7865

HMG/Courtland Properties, Inc.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

59-1914299

(IRS Employer Identification No.)

1870 S. Bayshore Drive

Coconut Grove (Miami),

Florida 33133

(Address of principal executive offices)

305-854-6803

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	HMG	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act

 None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report of HMG/COURTLAND PROPERTIES, INC. on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 30, 2021 (the “Original Form 10-K”). This Amendment is being filed for the sole purpose of updating the audit opinion which the audit opinion signature was omitted in error. We have not updated the information contained herein for events occurring subsequent to March 30, 2021, the filing date of the Original Form 10-K. Except as noted in this Explanatory Note, this Amendment does not alter or amend any of our other disclosures contained in the Original Form 10-K.

PART IV	Item 15

PART IV

ITEM 15 EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following exhibit is filed as part of this report:

23.01*	Report of Independent Registered Public Accounting Firm

*	Filed herewith.

PART IV	Signatures

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the authorized persons below.

DATED March 30, 2021

HMG/Courtland Properties, Inc.

/s/ MAURICE WIENER
Maurice Wiener
Chief executive officer
(Principal Executive Officer)

-3-