Form 10-Q
period 2021-03-31
HMG COURTLAND PROPERTIES INC
filed 2021-05-07
CIK 311817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,007,248 Common shares were outstanding as of May 7, 2021.

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

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(UNAUDITED)
ASSETS
Investment properties, net of accumulated depreciation:
Office building and other commercial property	$1,392,212	$1,431,539
Total investment properties, net	1,392,212	1,431,539

Cash and cash equivalents	3,971,838	4,883,923
Investments in marketable securities	3,405,356	3,406,328
Other investments	5,220,967	4,940,403
Investment in affiliate	1,067,173	1,206,782
Loans, notes and other receivables	1,487,646	1,419,760
Investment in residential real estate partnership	3,408,896	3,552,896
Other assets	42,997	49,937
TOTAL ASSETS	$19,997,085	$20,891,568

LIABILITIES
Note payable to affiliate	$450,000	$650,000
Dividends payable	-	503,624
Accounts payable, accrued expenses and other liabilities	394,176	206,402
Deferred income tax liability	106,021	107,237
TOTAL LIABILITIES	950,197	1,467,263

STOCKHOLDERS' EQUITY
Excess common stock, $1 par value; 100,000 shares authorized: no shares issued	-	-
Common stock, $1 par value; 1,050,000 shares authorized, 1,013,292 shares issued and 1,007,248 shares outstanding	1,013,292	1,013,292
Additional paid-in capital	23,859,686	23,859,686
Less: Treasury shares at cost 6,044 shares as of March 31, 2021 and December 31, 2020	(66,392)	(66,392)
Undistributed gains from sales of properties, net of losses	53,632,495	53,632,495
Undistributed losses from operations	(59,631,633)	(59,256,052)
Total stockholders' equity	18,807,448	19,183,029
Noncontrolling interest	239,440	241,276
TOTAL EQUITY	19,046,888	19,424,305
TOTAL LIABILITIES AND EQUITY	$19,997,085	$20,891,568

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS INCOME (UNAUDITED)

	For the three months ended
	March 31,
	2021	2020
REVENUES
Real estate rentals and related revenue	$20,281	$19,515
Total revenues	20,281	19,515

EXPENSES
Operating Expenses:
Rental and other properties	54,301	17,470
Adviser's base fee	165,000	165,000
General and administrative	88,718	80,968
Professional fees and expenses	84,960	93,941
Directors' fees and expenses	18,250	18,250
Depreciation expense	3,849	3,849
Interest expense	4,565	12,743
Total expenses	419,643	392,221

Loss before other income and income taxes	(399,362)	(372,706)

Net realized and unrealized gains (losses) from investments in marketable securities	62,943	(869,778)
Equity loss from operations of residential real estate partnership	(144,000)	-
Net income from other investments	43,484	113,843
Other than temporary impairment losses from other investments	-	(50,000)
Interest, dividend and other income	55,573	94,379
Total other income (loss)	18,000	(711,556)

Loss before income taxes	(381,362)	(1,084,262)
Benefit from income taxes	3,945	100,749
Net loss	(377,417)	(983,513)
Loss from noncontrolling interest	1,836	18,644
Net loss attributable to the Company	$(375,581)	$(964,869)

Weighted average common shares outstanding-basic and diluted	1,007,248	1,013,292
Net loss per common share: Basic and diluted
Basic and diluted loss per share	$(0.37)	$(0.95)

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (UNAUDITED)

	Common Stock		Additional Paid-In	Undistributed Gains from Sales of Properties	Undistributed Losses from	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Net of Losses	Operations	Shares	Cost	Equity
Balance as of January 1, 2021	1,013,292	$1,013,292	$23,859,686	$53,632,495	$(59,256,052)	6,044	$(66,392)	$19,183,029

Net Loss for three months ended March 31, 2021	-	-	-	-	(375,581)	-	-	(375,581)
Balance as of March 31, 2021	1,013,292	$1,013,292	$23,859,686	$53,632,495	$(59,631,633)	6,044	$(66,392)	$18,807,448

				Undistributed
				Gains from Sales	Undistributed			Total
	Common Stock		Additional Paid-In	of Properties	Losses from	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Net of Losses	Operations	Shares	Cost	Equity
Balance as of January 1, 2020	1,013,292	$1,013,292	$23,859,686	$54,136,119	$(58,203,938)	-	$-	$20,805,159

Net Loss for three months ended March 31, 2020	-	-	-	-	(964,869)	-	-	(964,869)
Balance as of March 31, 2020	1,013,292	$1,013,292	$23,859,686	$54,136,119	$(59,168,807)	-	$ $ -	$19,840,290

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to the Company	$(375,581)	$(964,869)
Adjustments to reconcile net loss attributable to the Company to net cash used in operating activities:
Depreciation expense	3,849	3,849
Net income from other investments, excluding impairment losses	(43,484)	(113,843)
Other than temporary impairment losses from other investments	—	50,000
Loss on sale of land	28,446	—
Equity loss from operations of residential real estate partnership	144,000	—
Net (gains) losses from investments in marketable securities	(62,943)	869,778
Net loss attributable to noncontrolling interest	(1,836)	(18,644)
Deferred income taxes	(1,216)	(100,379)
Changes in assets and liabilities:
Other assets and other receivables	(7,513)	27,986
Accounts payable, accrued expenses and other liabilities	23,665	(106,921)
Total adjustments	82,968	611,826
Net cash used in operating activities	(292,613)	(353,043)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sales and redemptions of marketable securities	274,935	373,005
Investments in marketable securities	(211,020)	(570,029)
Distributions from other investments	80,942	184,899
Contributions to other investments	(316,475)	(189,532)
Proceeds from repayment of notes and mortgage loans receivable	—	1,200,000
Distribution from affiliate	138,062	220,899
Purchases and improvements of properties	(9,551)	—
Proceeds from sale of property	130,692	—
Additions in mortgage loans, notes, and other receivables	(3,433)	—
Net cash provided by investing activities	84,152	1,219,242

CASH FLOWS FROM FINANCING ACTIVITIES:
Margin borrowings, net of repayments	—	64,299
Dividend paid	(503,624)	(506,646)
Repayment of note payable to affiliate	(200,000)	(350,000)
Net cash used in financing activities	(703,624)	(792,347)

Net (decrease) increase in cash and cash equivalents	(912,085)	73,852

Cash and cash equivalents at beginning of the period	4,883,923	15,382,596

Cash and cash equivalents at end of the period	$3,971,838	$15,456,448

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$5,000	$13,000

NONCASH INVESTING ACTIVITIES:
Accrual of construction costs incurred in period but not paid (Vermont)	$164,000	$—
Mortgage receivable on sale of land during the period (Rhode Island)	$50,000	$—

See notes to the condensed consolidated financial statements

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2020. The balance sheet as of December 31, 2020 was derived from audited consolidated financial statements as of that date. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.

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

Management continues monitoring and managing operations to timely react to potential impacts of the ongoing COVID-19 pandemic on our business, financial condition, liquidity, results of operations and prospects. The ultimate extent of any impact of the pandemic we may experience is highly uncertain and cannot be predicted with confidence.

During the quarter ended March 31, 2021, the value of our portfolio in marketable securities remained valued at approximately the same value as of December 31, 2020. We have made no substantial changes to our outlook regarding our marketable securities holdings from the prior year end. We experienced no further valuation impairments in our other investments during the current quarter. We will continue monitoring these investments to determine if any further valuation adjustments are necessary. Our construction project in Fort Myers, Florida was completed in March 2021 and is approximately 33% leased.

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

Pursuant to the terms of a Construction and Mini Perm Loan Agreement ("Loan Agreement"), between Murano At Three Oaks Associates LLC, a Florida limited liability company formed in September 2018 (the “Borrower” or “Murano”) which is 25% owned by HMG, and PNC Bank, National Association ("Lender"), Lender provided a construction loan to the Borrower for the principal sum of approximately $41.59 million (“Loan”). The proceeds of the Loan were used to finance the construction of multi-family residential apartments containing 318 units totaling approximately 312,000 net rentable square feet on a 17.5-acre site located in Fort Myers, Florida ("Project"). The Project site was purchased by the Borrower concurrently with the closing of the Loan. Total development costs for the Project are estimated to come in at approximately $54.08 million, or approximately $2 million less than originally projected. The Borrower’s equity totals approximately $14.49 million. HMG’s share of the equity is 25%, or approximately $3.62 million. As of March 31, 2021, the outstanding balance on the Loan was approximately $36.59 million. The Project has been completed and a certificate of occupancy was obtained in March 2021. The Project is approximately 33% leased. For the three months ended March 31, 2021 Murano reported a net loss of $576,000 including $55,000 loss from operations (due to rent concessions which burned off by end of March 2021), depreciation and amortization of $383,000 and $138,000 of interest expense. HMG’s portion of the 2021 loss was approximately $144,000.

HMG and the other members (or affiliates thereof) of the Borrower ("Guarantors") entered into a Completion Guaranty ("Completion Guaranty") and a Guaranty and Suretyship Agreement ("Repayment Guaranty") (collectively, the “Guaranties”). Under the Completion Guaranty, each Guarantor shall unconditionally guaranty, as a primary obligor, and become surety for the prompt payment and performance by Borrower of the “Guaranteed Obligations” (as defined). Under the Repayment Guaranty, Guarantor unconditionally guarantees, as a primary obligor, and becomes surety for the prompt payment and performance of, as defined (i) all Interest Obligations, (ii) all Loan Document Obligations, (iii) all Expense Obligations, (iv) the Carrying Cost Obligations, (v) the Principal Amount, (vi) interest on each of the foregoing including, if applicable, interest at the Default Rate (as defined). At all times prior to the First Reduction Date (as defined below), the Guarantors are collectively responsible for 30% of the Principal Obligations, (ii) at all times after the First Reduction Date, the Guarantors are collectively responsible for 15% of the Principal Obligations, and (iii) at all times after the Second Reduction Date, 0% of the Principal Obligations. First Reduction Date occurs upon satisfaction of the following conditions: (i) no Event of Default has occurred and is continuing; (ii) Completion of Construction has occurred; and (iii) the Project has achieved a DSCR of not less than 1.25 to 1.00 for two (2) consecutive fiscal quarters.

Each Guarantor is required to maintain compliance with the following financial covenants, as defined: (1) liquidity shall not be less than $2.5 million. Liquidity is defined as the sum of unencumbered, unrestricted cash and cash equivalents and marketable securities, and (2) net worth shall not be less than $10 million. As of March 31, 2021, HMG was in compliance with all covenants required by Guarantors in the Loan Agreement.

5.	260 RIVER CORP. MONTPELIER, VERMONT

The Company’s property located in Montpelier Vermont has completed the required environmental remediation as previously disclosed.  Groundwater monitoring is ongoing and will continue on a long term (annually or biannually) until levels of contaminants reach acceptable levels .  The costs of such monitoring are expected to be less than $4,000 per year. The owners agreed with a local developer on a fixed fee of $500,000 to remediate the property, of which a balance of approximately $61,000 is owed and payable upon the property receiving a Certificate of Completion (COC) from the State of Vermont Agency of Natural Resources (“ANR”).  The COC provides certain liability protections for environmental contamination at the property under Vermont’s Brownfields Reuse and Environmental Liability Limitation Act program (“BRELLA”). We are expecting to receive the COC sometime in the second quarter of 2021.

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

On March 1, 2021 the project was completed, a certificate of occupancy was obtained, and the lease commenced upon tenant taking possession of the property. The total costs of renovation and construction is expected to be approximately $2.5 million (pending final accounting). The Company’s portion of the total costs (28% ownership) is approximately $695,000 of which $395,000 has been paid as of March 31, 2021 and $300,000 is accrued and not yet paid, including $164,000 accrued in this quarter. Loss from operations and estimated depreciation expense for the period ended March 31, 2021 was minimal.

6.	INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities consist primarily of large capital corporate equity and debt securities in varying industries or issued by government agencies with readily determinable fair values. These securities are stated at market value, as determined by the most recent traded price of each security at the balance sheet date. Consistent with the Company's overall current investment objectives and activities its entire marketable securities portfolio is classified as trading. Accordingly, all unrealized gains (losses) on this portfolio are recorded in income. Included in investments in marketable securities is approximately $1.61 million and $1.66 million in preferred stock of large capital real estate investment trusts (REITs) as of March 31, 2021 and December 31, 2020, respectively.

Net realized and unrealized gain from investments in marketable securities for the three months ended March 31, 2021 and 2020 is summarized below:

Description	2021	2020
Net realized gain (loss) from sales of securities	$6,000	$(27,000)
Net unrealized gain (loss) from securities	57,000	(843,000)
Total net gain (loss) from investments in marketable securities	$63,000	$(870,000)

For the three months ended March 31, 2021, net realized gains from sales of marketable securities of approximately $6,000 consisted of approximately $46,000 of gross gains net of $40,000 of gross losses. For the three months ended March 31, 2020, net realized losses from sales of marketable securities of approximately $27,000 consisted of approximately $39,000 of gross losses net of $12,000 of gross gains.

For the three months ended March 31, 2020, net unrealized loss from marketable securities of approximately $843,000 was primarily the result of the large decline in the overall U.S. stock market experienced as a result of business closures from the on-going pandemic. Our marketable securities have substantially recovered in 2021.

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

As of March 31, 2021, the Company’s portfolio of other investments had an aggregate carrying value of approximately $5.22 million and we have committed to fund approximately $1.11 million as required by agreements with the investees. The carrying value of these investments is equal to contributions less distributions and impairment valuation adjustments, if any.

During the three months ended March 31, 2021, we made cash contributions to other investments of approximately $316,000. This consisted of $200,000 as an addition to our existing investment in a multi-family residential building located in Hollywood, Florida, $50,000 in a new co-investment in one of the existing portfolio companies of our diversified technology fund, and we committed a total of $500,000 (of which $40,000 was funded), in a new private equity fund which will invest in various technology innovators globally. We also funded approximately $26,000 in follow on commitments of existing investments.

During the three months ended March 31, 2021, we received cash distributions from other investments of approximately $81,000. This consisted of small distributions from existing investments.

Net income from other investments for the three months ended March 31, 2021 and 2020, is summarized below:

	2021	2020
Partnerships owning real estate & related	$10,000	$130,000
Partnerships owning diversified businesses	35,000	2,000
Loss from investment in affiliate T.G.I.F. Texas, Inc.	(1,000)	(18,000)
Total net income from other investments	$44,000	$114,000

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2021 and December 31, 2020, aggregated by investment category and the length of time that investments have been in a continuous loss position:

	As of March 31, 2021
	12 Months or Less		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in diversified businesses	$576,000	$(131,000)	$-	$-	$576,000	$(131,000)
Total	$576,000	$(131,000)	$-	$-	$576,000	$(131,000)

	As of December 31, 2020
	12 Months or Less		Greater than 12 Months		Total
Investment Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Partnerships owning investments in diversified businesses	$576,000	$(131,000)	$-	$-	$576,000	$(131,000)
Total	$576,000	$(131,000)	$-	$-	$576,000	$(131,000)

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

There were no OTTI adjustments for the three months ended March 31, 2021.

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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, using quoted prices in active markets for identical assets (Level 1) and significant other observable inputs (Level 2). For the periods presented, there were no major assets measured at fair value on a recurring basis which uses significant unobservable inputs (Level 3):

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurement at reporting date using
Description	Total March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$1,316,000	$1,316,000	$-	$-
US T-bills	2,400,000	2,400,000
Marketable securities:
Corporate debt securities	613,000	-	613,000	-
Marketable equity securities	2,793,000	2,793,000	-	-
Total assets	$7,122,000	$6,509,000	$613,000	$-

	Fair value measurement at reporting date using
Description	Total December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$1,496,000	$1,496,000	$-	$-
US T-bills	2,900,000	2,900,000
Marketable securities:
Corporate debt securities	613,000	-	613,000	-
Marketable equity securities	2,793,000	2,793,000	-	-
Total assets	$7,802,000	$7,189,000	$613,000	$-

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

The Company accounts for income taxes in accordance with ASC Topic 740, “Accounting for Income Taxes.” ASC Topic 740 requires a Company to use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes only pertain to CII. As of March 31, 2021 and December 31, 2020, the Company reported a net deferred tax liability of $106,000, and $107,000, respectively. Deferred taxes are primarily a result of timing differences associated with the carrying value of the investment in affiliate (TGIF), other investments and investments in marketable securities.

The benefit from income taxes in the condensed consolidated statements of income consists of the following:

Three months ended March 31,	2021	2020
Current:
Federal	$-	$-
State	(3,000)	-
	(3,000)	-
Deferred:
Federal	$(11,000)	$(75,000)
State	(2,000)	(16,000)
	(13,000)	(91,000)
Valuation allowance	12,000	(10,000)
Total	$(4,000)	$(101,000)

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax year ended December 31, 2020. The Company’s federal income tax returns since 2017 are subject to examination by the Internal Revenue Service, generally for a period of three years after the returns were filed.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the condensed consolidated financial statements as general and administrative expense.

10.	STOCK OPTIONS

During the three months ended March 31, 2021 and 2020 there were no options granted, expired or forfeited.

The following table summarizes information concerning outstanding and exercisable options as of March 31, 2021:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by shareholders	9,600	$13.55	42,752
Equity compensation plan not approved by shareholders	—	—	—
Total	9,600	$13.55	42,752

 As of March 31, 2021, the stock options outstanding and exercisable had no intrinsic value.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The Company reported net loss of approximately $376,000 (or $0.37 per share) and $965,000 (or $0.95 per share) for the three months ended March 31, 2021 and 2020, respectively.

REVENUES

Rentals and related revenues for the three months ended March 31, 2021 and 2020 were approximately $20,000 and $19,000, respectively and primarily consists of rent from the Advisor to CII for its corporate office.

Net realized and unrealized gain (loss) from investments in marketable securities:

Net realized and unrealized gain from investments in marketable securities for the three months ended March 31, 2021 was approximately $63,000. For the three months ended March 31, 2020, net unrealized loss from marketable securities of approximately $870,000 was primarily the result of the large decline in the overall U.S. stock market experienced as a result of business closures from the on-going pandemic. For further details, refer to Note 6 to the Condensed Consolidated Financial Statements (unaudited).

Equity loss from operations of residential real estate partnership:

Equity loss from operations of residential real estate partnership for the three months ended March 31, 2021 was approximately $144,000. For further details, refer to Note 4 to the Condensed Consolidated Financial Statements (unaudited).

Income from other investments:

Income from other investments for the three months ended March 31, 2021 and 2020 was approximately $43,000 and $114,000, respectively. For further details, refer to Note 7 to the Condensed Consolidated Financial Statements (unaudited).

Other than temporary impairment losses from other investments (“OTTI”):

OTTI valuation adjustment for the three months ended March 31, 2021 and 2020 was zero and $50,000, respectively. This was the result of one investment written down in the first quarter of 2020. For further details, refer to Note 7 to the Condensed Consolidated Financial Statements (unaudited).

EXPENSES

Operating expenses from rental and other properties for the three months ended March 31, 2021 as compared with the same period in 2020 increased by approximately $37,000 (or 211%) primarily due to a loss on the sale of land held for development located in Hopkinton, Rhode Island. The property had a carrying value of $209,000 and was sold for $200,000. After commissions, legal and closing costs the loss was approximately $28,000. The Company had attempted to develop this property for several years and was unsuccessful.

EFFECT OF INFLATION:

Inflation affects the costs of holding the Company's investments. Increased inflation would decrease the purchasing power of our mainly liquid investments.

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES

The Company's material commitments primarily consist of a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of $450,000 due on demand and contributions committed to other investments of approximately $1.1 million due upon demand. The funds necessary to meet these obligations are expected from the proceeds from the sales of investments, distributions from investments and available cash.

MATERIAL COMPONENTS OF CASH FLOWS

For the three months ended March 31, 2021, net cash used in operating activities was approximately $293,000, primarily consisting of operating expenses.

For the three months ended March 31, 2021, net cash provided by investing activities was approximately $84,000. This consisted primarily of net proceeds from sales and redemptions of marketable securities of $275,000, distributions from other investments of $81,000, distribution from affiliate of $138,000 and proceeds from the sale of the land in Hopkinton, Rhode Island (we took back a first mortgage of $50,000 on the sale). These sources of funds were partially offset by uses of cash consisting primarily of $211,000 in purchases of marketable securities and $317,000 of contributions to other investments.

For the three months ended March 31, 2021, net cash used in financing activities was approximately $704,000, consisting of $504,000 dividend paid and $200,000 principal payment on note due to affiliate.

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

As previously reported on December 14, 2018, HMG announced that its Board of Directors has authorized the purchase of up to $500,000 of HMG common stock on the open market or through privately negotiated transactions. The program will be in place through December 31, 2021. There were no purchases made under the program during the three months ended March 31, 2021. During the year ended December 31, 2020, there were 6,044 shares purchased for $66,392 as part of this publicly announced program. As of March 31, 2021, the maximum dollar value of shares that may yet be purchased under the program is $433,608.

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

HMG/COURTLAND PROPERTIES, INC.

Dated: May 7, 2021	/s/ Maurice Wiener
CEO and President

Dated: May 7, 2021	/s/Carlos Camarotti
Vice President- Finance and Controller
Principal Accounting Officer

