Form 10-Q
period 2021-06-30
HMG COURTLAND PROPERTIES INC
filed 2021-08-13
CIK 311817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(
Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended
June 30, 2021
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  1,016,848 Common shares were outstanding as of August 13, 2021.

HMG/COURTLAND PROPERTIES, INC.

Cautionary Statement
. This Form 10-Q contains certain statements relating to future results of the Company that are considered "forward-looking statements" within the meaning of the Private Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions; interest rate fluctuation; competitive pricing pressures within the Company's market; equity and fixed income market fluctuation; technological change; changes in law; changes in fiscal, monetary, regulatory and tax policies; monetary fluctuations as well as other risks and uncertainties detailed elsewhere in this Form 10-Q or from time-to-time in the filings of the Company with the Securities and Exchange Commission. Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

H
M
G/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(UNAUDITED)
ASSETS
Investment properties, net of accumulated depreciation:
Office building and other commercial property	$1,419,173	$1,431,539
Total investment properties, net	1,419,173	1,431,539

Cash and cash equivalents	4,537,040	4,883,923
Investments in marketable securities	2,828,497	3,406,328
Other investments	5,230,720	4,940,403
Investment in affiliate	1,098,407	1,206,782
Loans, notes and other receivables	1,502,816	1,419,760
Investment in residential real estate partnership	3,251,896	3,552,896
Other assets	73,851	49,937
TOTAL ASSETS	$19,942,400	$20,891,568

LIABILITIES
Note payable to affiliate	$400,000	$650,000
Dividends payable	-	503,624
Accounts payable, accrued expenses and other liabilities	478,969	206,402
Deferred income tax liability	142,125	107,237
TOTAL LIABILITIES	1,021,094	1,467,263

STOCKHOLDERS' EQUITY
Excess common stock, $1 par value; 100,000 shares authorized: no shares issued	-	-
Common stock, $1 par value; 1,050,000 shares authorized, 1,016,848 shares issued and outstanding as of June 30, 2021 and 1,013,292 shares issued and 1,007,248 outstanding as of December 31, 2020	1,016,848	1,013,292
Additional paid-in capital	23,919,818	23,859,686
Less: Treasury shares at cost zero and 6,044 shares as of June 30, 2021 and December 31, 2020, respectively	-	(66,392)
Accumulated deficit	(6,260,368)	(5,623,557)
Total stockholders' equity	18,676,298	19,183,029
Noncontrolling interest	245,008	241,276
TOTAL EQUITY	18,921,306	19,424,305
TOTAL LIABILITIES AND EQUITY	$19,942,400	$20,891,568

See notes to the condensed consolidated financial statements

H
M
G/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS INCOME (UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
REVENUES
Real estate rentals and related revenue	$20,281	$19,516	$40,562	$39,031
Total Revenues	20,281	19,516	40,562	39,031

EXPENSES
Operating expenses:
Rental and other properties	41,244	16,311	95,545	33,781
Adviser's base fee	165,000	165,000	330,000	330,000
General and administrative	33,597	23,793	122,314	104,761
Professional fees and expenses	97,122	20,987	182,082	114,928
Directors' fees and expenses	22,617	19,000	40,867	37,250
Depreciation and amortization	3,850	3,850	7,699	7,699
Interest expense	3,368	6,587	7,933	19,329
Total expenses	366,798	255,528	786,440	647,748

Loss before other income and income taxes	(346,517)	(236,012)	(745,878)	(608,717)

Net realized and unrealized gains (losses) from marketable securities	128,899	484,272	191,842	(385,507)
Equity loss from operations of residential real estate partnership	(157,000)	-	(301,000)	-
Net income from other investments	89,066	58,425	132,550	172,268
Other than temporary impairment losses from other investments	-	(265,000)	-	(315,000)
Interest, dividend and other income	65,994	83,089	121,566	177,468
Total other income (loss)	126,959	360,786	144,958	(350,771)

(Loss) income before income taxes	(219,558)	124,774	(600,920)	(959,488)
(Provision for) benefit from income taxes	(36,103)	4,605	(32,159)	105,354
Net (loss) income	(255,661)	129,379	(633,079)	(854,134)
(Gain) loss from non-controlling interest	(5,569)	(3,516)	(3,732)	15,128
Net (loss) income attributable to the company	$(261,230)	$125,863	$(636,811)	$(839,006)

Weighted average common shares outstanding-basic and diluted	1,007,881	1,011,758	1,007,566	1,012,525
Net (loss) income per common share:
Basic and diluted net income (loss) per share	$(0.26)	$0.12	$(0.63)	$(0.83)

See notes to the condensed consolidated financial statements

H
M
G/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
AND 2020 (UNAUDITED)

	Common Stock		Additional	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Shares	Cost	Equity
Balance as of January 1, 2021	1,013,292	$1,013,292	$23,859,686	$(5,623,557)	6,044	$(66,392)	$19,183,029
Net Loss for the three months ended March 31, 2021	-	-	-	(375,581)	-	-	(375,581)
Balance as of March 31, 2021	1,013,292	$1,013,292	$23,859,686	$(5,999,138)	6,044	$(66,392)	18,807,448
Net Loss for three months ended June 30, 2021	-	-	-	(261,230)	-	-	(261,230)
Stock Options Exercised	9,600	9,600	120,480	-	-	-	130,080
Retirement of 6,044 treasury shares	(6,044)	(6,044)	(60,348)	-	(6,044)	66,392	-
Balance as of June 30, 2021	1,016,848	$1,016,848	$23,919,818	$(6,260,368)	-	$-	$18,676,298

							Total
	Common Stock		Additional	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Shares	Cost	Equity
Balance as of January 1, 2020	1,013,292	$1,013,292	$23,859,686	$(4,067,819)	-	$-	$20,805,159
Net Loss for three months ended March 31, 2020	-	-	-	(964,869)	-	-	(964,869)
Balance as of March 31, 2020	1,013,292	1,013,292	23,859,686	(5,032,688)	-	-	19,840,290
Net Income for three months ended June 30, 2020	-	-	-	125,863	-	-	125,863
Purchased treasury shares	-	-	-	-	6,044	(66,392)	(66,392)
Balance as of June 30, 2020	1,013,292	$1,013,292	$23,859,686	$(4,906,825)	6,044	$(66,392)	$19,899,761

See notes to the condensed consolidated financial statements

H
M
G/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to the Company	$(636,811)	$(839,006)
Adjustments to reconcile net loss attributable to the Company to net cash used in operating activities:
Depreciation expense	7,699	7,699
Net income from other investments, excluding impairment losses	(132,550)	(172,267)
Other than temporary impairment losses from other investments	-	315,000
Loss on sale of land	29,210	-
Equity loss from operations of residential real estate partnership	301,000	-
Net (gains) losses from investments in marketable securities	(191,842)	385,507
Net income (loss) attributable to noncontrolling interest	3,732	(15,128)
Deferred income taxes	34,887	(105,354)
Changes in assets and liabilities:
Other assets and other receivables	(53,660)	(10,922)
Accounts payable, accrued expenses and other liabilities	78,352	(231,516)
Total adjustments	76,828	173,019
Net cash used in operating activities	(559,983)	(665,988)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sales and redemptions of marketable securities	1,233,705	839,547
Investments in marketable securities	(464,032)	(929,990)
Distributions from other investments	249,580	394,423
Contributions to other investments	(437,035)	(205,472)
Proceeds from collections of mortgage loans, notes and other receivables	124	1,200,000
Distribution from affiliate	138,062	220,899
Purchases and improvements of properties	(10,253)	-
Proceeds from sale of property	129,926	-
Additions in mortgage loans, notes, and other receivables	(3,433)	-
Net cash provided by investing activities	836,644	1,519,407

CASH FLOWS FROM FINANCING ACTIVITIES:
Margin borrowings, net of repayments	-	(6,007,878)
Dividend paid	(503,624)	(506,646)
Repayment of note payable to affiliate	(250,000)	(350,000)
Stock options exercised	130,080	-
Purchase of treasury shares	-	(66,392)
Net cash used in financing activities	(623,544)	(6,930,916)

Net decrease in cash and cash equivalents	(346,883)	(6,077,497)

Cash and cash equivalents at beginning of the period	4,883,923	15,382,596

Cash and cash equivalents at end of the period	$4,537,040	$9,305,099

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$8,000	$19,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
Retirement of treasury stock during the period	$66,392	$-
Accrual of construction costs incurred in period but not paid (Vermont)	$194,918	$-
Mortgage receivable on sale of land during the period (Rhode Island)	$49,876	$-

See notes to the condensed consolidated financial statements

H
M
G/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2020. The balance sheet as of December 31, 2020 was derived from audited consolidated financial statements as of that date. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements include the accounts of HMG/Courtland Properties, Inc. (the "Company" or “HMG”) and entities in which the Company owns a majority voting interest or controlling financial interest. All material transactions and balances with consolidated and unconsolidated entities have been eliminated in consolidation or as required under the equity method.

The Company reclassified certain amounts within its condensed consolidated balance sheet and statement of changes in stockholders’ equity to conform to current period presentation. The reclassifications includes $54.1 million from undistributed gains from sales of properties, net of losses and $59.0 million from undistributed losses from operations to an accumulated deficit of $4.9 million as of June 30, 2020 and $54.1 million from undistributed gains from sales of properties, net of losses and $58.2 million from undistributed losses from operations to an accumulated deficit of $5.6 million as of December 31, 2020 These reclassifications had no impact on the Company’s previously reported results of operations or cash flows.

2.	REVOCATION OF REIT STATUS AND LIQUIDATION

As previously reported in Form 8-K on June 14, 2021, management is considering revoking (the “Revocation”) the real estate investment trust (“REIT”) status of the Company, followed by the adoption of a plan of liquidation (the “Liquidation”) of the Company, subject to approval by the Board of Directors and majority vote of shareholders.  The purpose of this Revocation and Liquidation is to liquidate the Company’s operations/assets in an orderly manner based upon market conditions permitting reasonable exit values for its existing portfolios.  Because of the complexities associated with maintaining REIT status during this Liquidation and a two-year REIT liquidation constraint, if ultimately executed, the Company plans to revoke REIT status effective January 1, 2022, and undertake this Liquidation process over a multi-year period.

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

Pursuant to the terms of a Construction and Mini Perm Loan Agreement ("Loan Agreement"), between
Murano At Three Oaks Associates LLC, a Florida limited liability company formed in September 2018 (the “Borrower” or “Murano”) which is 25% owned by HMG, and PNC Bank, National Association ("Lender"), Lender provided a construction loan to the Borrower for the principal sum of approximately $41.59 million (“Loan”). The proceeds of the Loan were used to finance the construction of multi-family residential apartments containing 318 units totaling approximately 312,000 net rentable square feet on a 17.5-acre site located in Fort Myers, Florida ("Project").  The Project site was purchased by the Borrower concurrently with the closing of the Loan. Total development costs for the Project were approximately $54.1 million, or $2 million less than originally projected.  The Borrower’s equity totals approximately $14.5 million. HMG’s share of the equity is 25%, or approximately $3.6 million.  As of June 30, 2021, the outstanding balance on the Loan was approximately $39.0 million.  The Project has been completed and a certificate of occupancy was obtained in March 2021.  The Project is approximately 70% leased.  For the six months ended June 30, 2021 Murano reported a net loss of $1.2 million including $88,000 income from operations, depreciation and amortization of $953,000 and $344,000 of interest expense.  HMG’s portion of the 2021 loss was $301,000.

As of June 30, 2021 the carrying value of this investment is approximately $3.2 million.

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
liquidity shall not be less than $
2.5
million. Liquidity is defined as the sum of unencumbered, unrestricted cash and cash equivalents and marketable securities, and
(2)
net worth shall not be less than $
10
million.  As of
June 30, 2021
, HMG was in compliance with all covenants required by Guarantors in the Loan Agreement.

5.	260 RIVER CORP. MONTPELIER, VERMONT

The Company’s property located in Montpelier Vermont has completed the required environmental remediation as previously disclosed.  Groundwater monitoring is ongoing and will continue on a long term (annually or biannually) until levels of contaminants reach acceptable levels .  The costs of such monitoring are expected to be less than $4,000 per year. The owners agreed with a local developer on a fixed fee of $500,000 to remediate the property, of which a balance of approximately $61,000 is owed and payable upon the property receiving a Certificate of Completion (COC) from the State of Vermont Agency of Natural Resources (“ANR”).  The COC provides certain liability protections for environmental contamination at the property under Vermont’s Brownfields Reuse and Environmental Liability Limitation Act program (“BRELLA”).  We are expecting to receive the COC sometime in 2021.

In August 2020, the existing owners of the property amended and restated the previously reported Pre-Development Agreement.  The Amended and Restated Pre-Development Agreement calls for the transfer of 50% of our interest in the property to the local developer which remediated the property and 10% to an unrelated real estate consultant which has assisted us in the process of remediating and developing the property.  The transfer of ownership will occur upon receipt of the COC and will result in the Company owning approximately 28% of the project thereafter.  Also, in August 2020, we entered into a lease agreement with an unrelated party which covers approximately 3.5 acres of land and existing improvements together with an expansion building of approximately 8,000 square feet. The term of the lease will commence on the earlier of: (a) 30 days after the date the project is substantially completed (as defined); or (b) the date that the tenant opens for business (the “Commencement Date”) and shall continue until the 10 th
anniversary of the Commencement Date.  The lease provides the tenant the option to renew or extend the lease for two consecutive renewal terms of five years each.  Average gross annual rent over the ten-year initial term is approximately $229,000.  Under the terms of the lease the tenant is responsible for real estate taxes, insurance, and maintenance (except for capital repairs and replacements, as defined).  The remainder of the property (approximately 2.5 acres) is subject to development limitations related to wetlands, the location of the Winooski River and institutional controls that have been or will be implemented to address contamination related to historical site operations.

On March 1, 2021 the project was completed, a certificate of occupancy was obtained, and the lease commenced upon tenant taking possession of the property.  The total costs of renovation and construction was approximately $2.5 million.  The Company’s portion of the total costs (28% ownership) is approximately $725,000 of which $395,000 has been paid as of June 30, 2021 and $331,000 is accrued as of June 30,2021, including $31,000 accrued in this quarter.  Loss from operations and estimated depreciation expense for the period ended June 30, 2021 was minimal.
As of June 30, 2021 the carrying value of this investment is approximately $837,000.
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
Included in investments in marketable securities is approximately $1.0 million and $1.7 million in preferred stock of large capital real estate investment trusts (REITs) as of June 30, 2021 and December 31, 2020, respectively.

Net realized and unrealized gain from investments in marketable securities for the three and six months ended June 30, 2021 and 2020 is summarized below:

	Three months ended June 30,		Six months ended June 30,
Description	2021	2020	2021	2020
Net realized loss from sales of securities	$(59,000)	$(44,000)	$(53,000)	$(71,000)
Unrealized net gain (loss) of securities	188,000	528,000	245,000	(315,000)
Total net gain (loss) from investments in marketable securities	$129,000	$484,000	$192,000	$(386,000)

For the three months ended June 30, 2021, net realized loss from sales of marketable securities of approximately $59,000 consisted of approximately $69,000 of gross losses net of $10,000 of gross gains.
For the six months ended June 30, 2021, net realized losses from sales of marketable securities of approximately $53,000 consisted of approximately $104,000 of gross losses net of $51,000 of gross gains.

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
7.	OTHER INVESTMENTS

As of June 30, 2021, the Company’s portfolio of other investments had an aggregate carrying value of approximately $5.23 million and we have committed to fund approximately $1.04 million as required by agreements with the investees. The carrying value of these investments is equal to contributions less distributions and impairment valuation adjustments, if any.

During the six months ended June 30, 2021, we made cash contributions to other investments of approximately $437,000. This consisted of $200,000 as an addition to our existing investment in a multi-family residential building located in Hollywood, Florida, $50,000 in a new co-investment in one of the existing portfolio companies of our diversified technology fund, $50,000 in a start-up technology fund, and we committed a total of $500,000 (of which approximately $74,000 has been funded), in a new private equity fund which will invest in various technology innovators globally. We also funded approximately $63,000 in follow on commitments of existing investments.

During the six months ended June 30, 2021, we received cash distributions from other investments of approximately $250,000.  This included approximately $70,000 distributions from our investments in two entities that provide mortgage loans, and  various small distributions from other existing investments.

Net income from other investments for the six months ended June 30, 2021 and 2020, is summarized below:

	Three months ended June 30,		Six months ended June 30,
Investment Description	2021	2020	2021	2020
Partnerships owning real estate and related investments	$49,000	$33,000	$50,000	$163,000
Partnerships owning diversified businesses	9,000	6,000	53,000	8,000
Technology and related investments	-	14,000	-	14,000
Income (loss) from investment in 49% owned affiliate (T.G.I.F. Texas, Inc.)	31,000	5,000	30,000	(13,000)
Total net income from other investments	$89,000	$58,000	$133,000	$172,000

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

There were no Other-Than-Temporary Impairments (“OTTI”) adjustments for the three and six months ended June 30, 2021.

For the six months ended June 30, 2020, in accordance with ASC Topic 320-10-65, Recognition and Presentation of, we recognized a total of $315,000 OTTI valuation adjustments.  In the second quarter of 2020, we recorded two OTTI adjustments. One for $90,000 which was an additional write down relating to the investment in a small business investment company licensed by the Small Business Administration in which we invested $300,000 in 2007.  Distributions to date from this investment total $68,000. We wrote this investment down by $50,000 in the first quarter of 2020.  The carrying value of this investment is $92,000 after the OTTI adjustments.  The other OTTI adjustment in this quarter was for $175,000 for an investment in a $2 billion global fund which invests in oil exploration and production which we committed $500,000 in September 2015.  To date we have funded substantially all of our commitment and have received $205,000 in distributions from this investment.  The write down was based on net asset value reported by the sponsor and takes into consideration the current disruptions in the oil markets as a result of the economic fall out of the pandemic.
8.	FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC Topic 820, the Company measures cash and cash equivalents, marketable debt and equity securities at fair value on a recurring basis. Other investments are measured at fair value on a nonrecurring basis.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, using quoted prices in active markets for identical assets (Level 1) and significant other observable inputs (Level 2). For the periods presented, there were no major assets measured at fair value on a recurring basis which uses significant unobservable inputs (Level 3):

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurement at reporting date using
Description	Total June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$1,644,000	$1,644,000	$-	$-
US T-bills	2,400,000	2,400,000	-	-
Marketable securities:
Corporate debt securities	697,000	-	697,000	-
Marketable equity securities	2,131,000	2,131,000	-	-
Total assets	$6,872,000	$6,175,000	$697,000	$-

	Fair value measurement at reporting date using
Description	Total December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$1,496,000	$1,496,000	$-	$-
US T-bills	2,900,000	2,900,000	-	-
Marketable securities:
Corporate debt securities	613,000	-	613,000	-
Marketable equity securities	2,793,000	2,793,000	-	-
Total assets	$7,802,000	$7,189,000	$613,000	$-

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

The Company accounts for income taxes in accordance with ASC Topic 740, “Accounting for Income Taxes.” ASC Topic 740 requires a Company to use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes only pertain to CII. As of June 30, 2021 and December 31, 2020, the Company reported a net deferred tax liability of $142,000, and $107,000, respectively.  Deferred taxes are primarily a result of timing differences associated with the carrying value of the investment in affiliate (TGIF), other investments and investments in marketable securities.

The benefit from income taxes in the condensed consolidated statements of income consists of the following:

Six months ended June 30,	2021	2020
Current:
Federal	$-	$-
State	3,000	-
	3,000	-
Deferred:
Federal	$(17,000)	$74,000
State	(3,000)	17,000
	(20,000)	91,000
Valuation allowance	(15,000)	14,000
Total	$(32,000)	$105,000

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
10.	STOCK OPTIONS

During the six months ended June 30, 2021, options for 9,600 shares were exercised. There were no options granted, expired or forfeited.

During the six months ended June 30, 2020, there were no options exercised, granted, expired or forfeited.

The following table summarizes information concerning outstanding and exercisable options as of June 30, 2021:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by shareholders	9,600	$13.55	42,752
Options exercised	(9,600)	13.55	-
Equity compensation plan not approved by shareholders	-	-	-
Total	-	$-	42,752
11.	RELATED PARTY EXPENSE

The Company’s new director, Alan Finkelstein, is a consultant to HMGA, Inc. (the “Adviser”) and receives $2,000 per month from the Adviser for his bookkeeping services.

Item 2.
Management's Discussion and Analysis of Financial
Condition and Results of Operations

RESULTS OF OPERATIONS
The Company reported net loss of approximately $261,000 ($0.26 per share) and $637,000 ($0.63 per share) for the three and six months ended June 30, 2021, respectively. For the three and six months ended June 30, 2020, the Company reported net income of approximately $126,000 ($0.12 per share) and net loss of $839,000 ($0.83 per share), respectively.

REVENUES
Rentals and related revenues for the three and six months ended June 30, 2021 were approximately $20,000 and $40,000, respectively and primarily consists of rent from the Advisor to CII for its corporate office.  Rentals and related revenues for the three and six months ended June 30, 2020 were approximately $19,000 and $39,000, respectively

Net realized and unrealized gain (loss) from investments in marketable securities:
Net realized and unrealized gain from investments in marketable securities for the three and six months ended June 30, 2021 was approximately $129,000 and $192,000, respectively. For the three and six months ended June 30, 2020, net realized and unrealized gain (loss) from marketable securities was approximately $484,000 and ($385,000), respectively. Our marketable securities have recovered in line with the overall U.S. stock market recovery as a result of business re-openings after closures from the COVID-19 pandemic.  For further details, refer to Note 6 to the Condensed Consolidated Financial Statements (unaudited).

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

Equity loss from operations of residential real estate partnership:
Equity loss from operations of residential real estate partnership for the three and six months ended June 30, 2021 was approximately $157,000 and $301,000, respectively. For further details, refer to Note 4 to the Condensed Consolidated Financial Statements (unaudited).

Income from other investments:
Income from other investments for the three and six months ended June 30, 2021 was approximately $89,000 and $132,000, respectively. Income from other investments for the three and six months ended June 30, 2020 was approximately $58,000 and $172,000, respectively.  For further details, refer to Note 7 to the Condensed Consolidated Financial Statements (unaudited).

Other than temporary impairment losses from other investments (“OTTI”):
There were no OTTI valuation adjustments for the three and six months ended June 30, 2021.  OTTI valuation adjustments for the three and six months ended June 30, 2020, were $265,000 and $315,000, respectively.  This was the result of one investment written down in the first and second quarters of 2020. For further details, refer to Note 7 to the Condensed Consolidated Financial Statements (unaudited).

EXPENSES
Operating expenses from rental and other properties for the three and six months ended June 30, 2021, as compared with the same periods in 2020 increased by approximately $25,000 (or 153%) and $62,000 (or 183%), respectively.  This was primarily due to a loss on the sale of land held for development located in Hopkinton, Rhode Island.  The property had a carrying value of $209,000 and was sold for $200,000.  After commissions, legal and closing costs the loss was approximately $29,000.  The Company had attempted to develop this property for several years and was unsuccessful.  We also incurred approximately $23,000 in pre-construction costs not previously billed relating to our property in Montpelier, Vermont.

General and administrative expenses for the six months ended June 30, 2021, as compared with the same period in 2020 increased by approximately $18,000 (or 17%).  This was primarily due to increased corporate insurance costs of approximately $6,000, increased dues and subscriptions of $7,000 and $5,000 in placement fees relating to other investments.

Professional fees and expenses for the three and six months ended June 30, 2021, as compared with the same periods in 2020 increased by approximately $76,000 (or 363%) and $67,000 (or 58%).  This was primarily due to increased accounting and legal fees.

EFFECT OF INFLATION:
Inflation affects the costs of holding the Company's investments. Increased inflation would decrease the purchasing power of our mainly liquid investments.

LIQUIDITY, CAPITAL EXPENDITURE REQUIREMENTS AND CAPITAL RESOURCES
The Company's material commitments primarily consist of a note payable to the Company’s 49% owned affiliate, T.G.I.F. Texas, Inc. (“TGIF”) of $400,000 due on demand and contributions committed to other investments of approximately $1.0 million due upon demand. The funds necessary to meet these obligations are expected from the proceeds from the sales of investments, distributions from investments and available cash.

MATERIAL COMPONENTS OF CASH FLOWS
For the six months ended June 30, 2021, net cash used in operating activities was approximately $560,000, primarily consisting of operating expenses.

For the six months ended June 30, 2021, net cash provided by investing activities was approximately $837,000. This consisted primarily of net proceeds from sales and redemptions of marketable securities of $1.23 million, distributions from other investments of $250,000, distribution from affiliate of $138,000 and proceeds from the sale of the land in Hopkinton, Rhode Island of $130,000 (we took back a first mortgage of $50,000 on the sale).  These sources of funds were partially offset by uses of cash consisting primarily of $464,000 in purchases of marketable securities and $437,000 of contributions to other investments.

For the six months ended June 30, 2021, net cash used in financing activities was approximately $624,000, consisting of $504,000 dividend paid and $250,000 principal payment on note due to affiliate, partially offset by proceeds from the exercise of stock options of $130,000.

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
There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation of such internal control over financial reporting that occurred during our last fiscal quarter which have materially affected, or reasonably likely to materially affect, our internal control over financial reporting
.

PART II. OTHER INFORMATION

Item 1.
Legal Proceedings:
None.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds:

As previously reported on December 14, 2018, HMG announced that its Board of Directors has authorized the purchase of up to $500,000 of HMG common stock on the open market or through privately negotiated transactions.  The program will be in place through December 31, 2021.  There were no purchases made under the program during the six months ended June 30, 2021.  During the year ended December 31, 2020, there were 6,044 shares purchased for $66,392 as part of this publicly announced program. As of June 30, 2021, the maximum dollar value of shares that may yet be purchased under the program is $433,608.

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

HMG/COURTLAND PROPERTIES, INC.

Dated: August 13, 2021	/s/ Maurice Wiener
CEO and President

Dated: August 13, 2021	/s/ Carlos Camarotti
Vice President- Finance and Controller
Principal Accounting Officer

