Form 10-Q
period 2021-09-30
HMG COURTLAND PROPERTIES INC
filed 2021-11-12
CIK 311817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(
Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended
September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to

Commission file number
1-7865

HMG/COURTLAND PROPERTIES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	59-1914299
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1870 S. Bayshore Drive, Coconut Grove,Florida	33133
(Address of principal executive offices)	(Zip Code)

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
APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,016,848 Common shares were outstanding as of November 12, 2021.

HMG/COURTLAND PROPERTIES, INC.

Cautionary Statement
.. This Form 10-Q contains certain statements relating to future results of the Company that are considered "forward-looking statements" within the meaning of the Private Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions; interest rate fluctuation; competitive pricing pressures within the Company's market; equity and fixed income market fluctuation; technological change; changes in law; changes in fiscal, monetary, regulatory and tax policies; monetary fluctuations as well as other risks and uncertainties detailed elsewhere in this Form 10-Q or from time-to-time in the filings of the Company with the Securities and Exchange Commission. Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(UNAUDITED)
ASSETS
Investment properties, net of accumulated depreciation:
Office building and other commercial property	$1,416,305	$1,431,539
Total investment properties, net	1,416,305	1,431,539

Cash and cash equivalents	4,729,572	4,883,923
Investments in marketable securities	2,814,927	3,406,328
Other investments	4,848,153	4,940,403
Investment in affiliate	1,144,854	1,206,782
Loans, notes and other receivables	1,638,851	1,419,760
Investment in residential real estate partnership	3,270,896	3,552,896
Other assets	46,771	49,937
TOTAL ASSETS	$19,910,329	$20,891,568

LIABILITIES
Note payable to affiliate	$400,000	$650,000
Accounts payable, accrued expenses and other liabilities	118,540	206,402
Deferred income tax liability	195,623	107,237
Amounts due to Adviser for incentive fee	45,487	-
Dividends payable	-	503,624
TOTAL LIABILITIES	759,650	1,467,263

STOCKHOLDERS' EQUITY
Excess common stock, $1 par value; 100,000 shares authorized: no shares issued	-	-
Common stock, $1 par value; 1,050,000 shares authorized, 1,016,848 shares issued and outstanding as of September 30, 2021 and 1,013,292 shares issued and 1,007,248 outstanding as of December 31, 2020	1,016,848	1,013,292
Additional paid-in capital	23,919,818	23,859,686
Less: Treasury shares at cost zero and 6,044 shares as of September 30, 2021 and December 31, 2020, respectively	-	(66,392)
Accumulated deficit	(6,035,523)	(5,623,557)
Total stockholders' equity	18,901,143	19,183,029
Noncontrolling interest	249,536	241,276
TOTAL EQUITY	19,150,679	19,424,305
TOTAL LIABILITIES AND EQUITY	$19,910,329	$20,891,568

See notes to the condensed consolidated financial statements

1

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS INCOME (UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
REVENUES
Real estate rentals and related revenue	$20,282	$19,515	$60,844	$58,546
Total Revenues	20,282	19,515	60,844	58,546

EXPENSES
Operating expenses:
Rental and other properties	22,370	26,603	117,915	60,384
Adviser's base fee	165,000	165,000	495,000	495,000
General and administrative	32,945	30,911	155,260	135,672
Professional fees and expenses	24,739	18,204	206,820	133,132
Directors' fees and expenses	24,191	19,000	65,058	56,250
Depreciation and amortization	3,849	3,849	11,548	11,548
Interest expense	3,277	5,326	11,210	24,655
Total expenses	276,371	268,893	1,062,811	916,641

Loss before other income and income taxes	(256,089)	(249,378)	(1,001,967)	(858,095)

Net realized and unrealized gains (losses) from marketable securities	88,663	119,306	280,505	(266,200)
Equity income (loss) from operations of residential real estate partnership	19,000	-	(282,000)	-
Net income from other investments	374,197	67,896	506,746	240,163
Other than temporary impairment losses from other investments	-	-	-	(315,000)
Interest, dividend and other income	67,523	71,208	189,090	248,676
Total other income (loss)	549,383	258,410	694,341	(92,361)

Income (loss) before income taxes	293,294	9,032	(307,627)	(950,456)
(Provision for) benefit from income taxes	(63,921)	76,196	(96,078)	29,158
Net (loss) income	229,373	(67,164)	(403,705)	(921,298)
(Gain) loss from non-controlling interest	(4,528)	(3,689)	(8,261)	11,439
Net (loss) income attributable to the company	$224,845	$(70,853)	$(411,966)	$(909,859)

Weighted average common shares outstanding-basic and diluted	1,016,848	1,007,248	1,010,694	1,010,753
Net income (loss) per common share:
Basic and diluted net income (loss) per share	$0.22	$(0.07)	$(0.41)	$(0.90)

See notes to the condensed consolidated financial statements

2

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)

							Total
	Common Stock		Additional	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Shares	Cost	Equity

Balance as of January 1, 2021	1,013,292	$1,013,292	$23,859,686	$(5,623,557)	6,044	$(66,392)	$19,183,029
Net loss for the three months ended March 31, 2021	-	-	-	(375,581)	-	-	(375,581)
Balance as of March 31, 2021	1,013,292	$1,013,292	$23,859,686	$(5,999,138)	6,044	$(66,392)	$18,807,448
Net loss for three months ended June 30, 2021	-	-	-	(261,230)	-	-	(261,230)
Stock Options Exercised	9,600	9,600	120,480	-	-	-	130,080
Retirement of 6,044 treasury shares	(6,044)	(6,044)	(60,348)	-	(6,044)	66,392	-
Balance as of June 30, 2021	1,016,848	$1,016,848	$23,919,818	$(6,260,368)	-	$-	$18,676,298
Net income for three months ended September 30, 2021	-	-	-	224,845	-	-	224,845
Balance as of September 30, 2021	1,016,848	$1,016,848	$23,919,818	$(6,035,523)	-	$-	$ $ 18,901,143

							Total
	Common Stock		Additional	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Shares	Cost	Equity

Balance as of January 1, 2020	1,013,292	$1,013,292	$23,859,686	$(4,067,819)	-	$-	$20,805,159
Net loss for three months ended March 31, 2020	-	-	-	(964,869)	-	-	(964,869)
Balance as of March 31, 2020	1,013,292	1,013,292	23,859,686	$(5,032,688)	-	-	19,840,290
Net income for three months ended June 30, 2020	-	-	-	125,863	-	-	125,863
Purchased treasury shares	-	-	-	-	6,044	(66,392)	(66,392)
Balance as of June 30, 2020	1,013,292	$1,013,292	$23,859,686	$(4,906,825)	6,044	$(66,392)	$19,899,761
Net loss for three months ended September 30, 2020	-	-	-	(70,853)	-	-	(70,853)
Balance as of September 30, 2020	1,013,292	$1,013,292	$23,859,686	$(4,977,677)	6,044	$(66,392)	$$19,828,908

See notes to the condensed consolidated financial statements
3

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to the Company	$(411,966)	$(909,859)
Adjustments to reconcile net loss attributable to the Company to net cash used in operating activities:
Depreciation expense	11,548	11,548
Net income from other investments, excluding impairment losses	(506,746)	(240,163)
Other than temporary impairment losses from other investments	-	315,000
Loss on sale of land	29,210	-
Equity loss from operations of residential real estate partnership	282,000	-
Net (gains) losses from investments in marketable securities	(280,505)	266,200
Net income (loss) attributable to noncontrolling interest	8,261	(11,439)
Deferred income taxes	88,385	(29,158)
Changes in assets and liabilities:
Other assets and other receivables	(43,735)	(86,781)
Accounts payable, accrued expenses and other liabilities	(86,898)	(310,877)
Total adjustments	(498,480)	(85,670)
Net cash used in operating activities	(910,446)	(995,529)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sales and redemptions of marketable securities	1,727,442	1,212,702
Investments in marketable securities	(820,537)	(1,060,453)
Distributions from other investments	1,034,222	597,668
Contributions to other investments	(503,601)	(227,268)
Proceeds from collections of mortgage loans, notes and other receivables	250	1,200,000
Distribution from affiliate	138,062	220,899
Purchases and improvements of properties	(203,687)	-
Proceeds from sale of property	129,926	-
Additions in loans, notes, and other receivables	(122,438)	-
Net cash provided by investing activities	1,379,639	1,943,548

CASH FLOWS FROM FINANCING ACTIVITIES:
Margin borrowings, net of repayments	-	(8,008,167)
Dividend paid	(503,624)	(506,646)
Repayment of note payable to affiliate	(250,000)	(350,000)
Stock options exercised	130,080	-
Purchase of treasury shares	-	(66,392)
Net cash used in financing activities	(623,544)	(8,931,205)

Net decrease in cash and cash equivalents	(154,351)	(7,983,186)

Cash and cash equivalents at beginning of the period	4,883,923	15,382,596

Cash and cash equivalents at end of the period	$4,729,572	$7,399,410

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$11,000	$25,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
Retirement of treasury stock during the period	$66,392	$-
Accrual of construction costs incurred in period but not paid (Vermont)	$1,762	$-
Mortgage receivable on sale of land during the period (Rhode Island)	$48,416	$-

See notes to the condensed consolidated financial statements
4

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2020. The balance sheet as of December 31, 2020 was derived from audited consolidated financial statements as of that date. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements include the accounts of HMG/Courtland Properties, Inc. (the "Company" or “HMG”) and entities in which the Company owns a majority voting interest or controlling financial interest. All material transactions and balances with consolidated and unconsolidated entities have been eliminated in consolidation or as required under the equity method.

The Company reclassified certain amounts within its condensed consolidated balance sheet and statement of changes in stockholders’ equity to conform to current period presentation. The reclassifications include $54.1 million from undistributed gains from sales of properties, net of losses and $59.1 million from undistributed losses from operations to an accumulated deficit of $5.0 million as of September 30, 2020 and $54.1 million from undistributed gains from sales of properties, net of losses and $58.2 million from undistributed losses from operations to an accumulated deficit of $5.6 million as of December 31, 2020. These reclassifications had no impact on the Company’s previously reported results of operations or cash flows.

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
Reference is made to footnote 7 Subsequent Event
.

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

Pursuant to the terms of a Construction and Mini Perm Loan Agreement ("Loan Agreement"), between Murano At Three Oaks Associates LLC, a Florida limited liability company formed in September 2018 (the “Borrower” or “Murano”) which is 25% owned by HMG, and PNC Bank, National Association ("Lender"), Lender provided a construction loan to the Borrower for the principal sum of approximately $41.59 million (“Loan”). The proceeds of the Loan were used to finance the construction of multi-family residential apartments containing 318 units totaling approximately 312,000 net rentable square feet on a 17.5-acre site located in Fort Myers, Florida ("Project"). The Project site was purchased by the Borrower concurrently with the closing of the Loan. Total development costs for the Project were approximately $54.1 million, or $2 million less than originally projected. The Borrower’s equity totals approximately $14.5 million. HMG’s share of the equity is 25%, or approximately $3.6 million. As of September 30, 2021, the outstanding balance on the Loan was approximately $39.5 million. The Project has been completed and the final certificate of occupancy was obtained in March 2021. The Project is approximately 97% leased. For the nine months ended September 30, 2021 Murano reported a net loss of $1.1 million including $920,000 income from operations, depreciation and amortization of $1.5 million and $559,000 of interest expense. HMG’s portion of the 2021 loss was $282,000. As of September 30, 2021 the carrying value of this investment is approximately $3.3 million.

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
Each Guarantor is required to maintain compliance with the following financial covenants, as defined: (1) liquidity shall not be less than $2.5 million. Liquidity is defined as the sum of unencumbered, unrestricted cash and cash equivalents and marketable securities, and (2) net worth shall not be less than $10 million. As of September 30, 2021, HMG was in compliance with all covenants required by Guarantors in the Loan Agreement.

5.	260 RIVER CORP. MONTPELIER, VERMONT

The Company’s property located in Montpelier Vermont has completed the required environmental remediation as previously disclosed. Groundwater monitoring is ongoing and will continue on a long term (annually or biannually) until levels of contaminants reach acceptable levels .  The costs of such monitoring are expected to be less than $4,000 per year. The owners agreed with a local developer on a fixed fee of $500,000 to remediate the property, of which a balance of approximately $61,000 is owed and payable upon the property receiving a Certificate of Completion (COC) from the State of Vermont Agency of Natural Resources (“ANR”). The COC provides certain liability protections for environmental contamination at the property under Vermont’s Brownfields Reuse and Environmental Liability Limitation Act program (“BRELLA”). We are expecting to receive the COC in the fourth quarter of 2021.

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

On March 1, 2021 the project was completed, a certificate of occupancy was obtained, and the lease commenced upon tenant taking possession of the property. The total costs of renovation and construction was approximately $2.5 million. The Company’s portion of the total costs (28% ownership) is approximately $726,000 of which $717,000 has been paid as of September 30, 2021 and $9,000 is accrued as of September 30,

2021. Loss from operations and estimated depreciation expense for the period ended September 30, 2021 was minimal. As of September 30, 2021 the carrying value of this investment is approximately $838,000.

6.	INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities consist primarily of large capital corporate equity and debt securities in varying industries or issued by government agencies with readily determinable fair values. These securities are stated at market value, as determined by the most recent traded price of each security at the balance sheet date. Consistent with the Company's overall current investment objectives and activities its entire marketable securities portfolio is classified as trading. Accordingly, all unrealized gains (losses) on this portfolio are recorded in income. Included in investments in marketable securities is approximately $1.0 million and $1.7 million in preferred stock of large capital real estate investment trusts (REITs) as of September 30, 2021 and December 31, 2020, respectively.
6

Net realized and unrealized gain (loss) from investments in marketable securities for the three and nine months ended September 30, 2021 and 2020 is summarized below:

	Three months ended		Nine months ended
	September 30,		September 30,
Description	2021	2020	2021	2020
Net realized gain (loss) from sales of securities	$83,000	$(9,000)	$30,000	$(80,000)
Unrealized net gain (loss) of securities	6,000	128,000	250,000	(186,000)
Total net gain (loss) from investments in marketable securities	$89,000	$119,000	$280,000	$(266,000)

For the three months ended September 30, 2021, net realized gains from sales of marketable securities of approximately $83,000 consisted of approximately $89,000 of gross gains net of $6,000 of gross losses. For the nine months ended September 30, 2021, net realized gain from sales of marketable securities of approximately $30,000 consisted of approximately $140,000 of gross gains net of $110,000 of gross losses.

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

7.	OTHER INVESTMENTS

As of September 30, 2021, the Company’s portfolio of other investments had an aggregate carrying value of approximately $4.85 million and we have committed to fund approximately $1.00 million as required by agreements with the investees. The carrying value of these investments is equal to contributions less distributions and impairment valuation adjustments, if any.

During the nine months ended September 30, 2021, we made cash contributions to other investments of approximately $504,000. This consisted of $200,000 as an addition to our existing investment in a multi-family residential building located in Hollywood, Florida, $50,000 in a new co-investment in one of the existing portfolio companies of our diversified technology fund, $50,000 in a start-up technology fund, and we committed a total of $500,000 (of which approximately $137,000 has been funded), in a new private equity fund which will invest in various technology innovators globally. We also funded approximately $67,000 in follow on commitments of existing investments.

During the nine months ended September 30, 2021, we received cash distributions from other investments of approximately $1.03 million. This included distributions of approximately $584,000 from our investment in a multi-family residential property located in Orlando, Florida which was sold during this quarter. We recognized a gain of $315,000 from this investment. We also received approximately $129,000 in distributions from a real estate fund holding investments in Asia, $78,000 in distributions from our investments in two entities that provide mortgage loans, and various small distributions totaling approximately $243,000 from other existing investments.

In August 2021, one of our other investments in a private bank located in Palm Beach, Florida merged with a publicly traded bank, and we exchanged our original shares for shares in the publicly traded bank. Accordingly, we have reclassified this investment as marketable securities, and as of September 30, 2021 this investment with historical cost basis of $35,000 has an unrealized gain of approximately $128,000.

Net income from other investments for the three and nine months ended September 30, 2021, and 2020, is summarized below:
	Three months ended		Nine months ended
	September 30,		September 30,
Investment Description	2021	2020	2021	2020
Partnerships owning real estate and related investments	$311,000	71,000	$361,000	$235,000
Partnerships owning diversified businesses	17,000	-	70,000	8,000
Technology and related investments	-	-	-	14,000
Income (loss) from investment in 49% owned affiliate (T.G.I.F. Texas, Inc.)	46,000	3,000	76,000	(17,000)
Total net income from other investments	$374,000	$68,000	$507,000	$240,000

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

There were no Other-Than-Temporary Impairments (“OTTI”) adjustments for the three and nine months ended September 30, 2021.

For the nine months ended September 30, 2020, in accordance with ASC Topic 320-10-65, Recognition and Presentation of, we recognized a total of $315,000 OTTI valuation adjustments. In the second quarter of 2020, we recorded two OTTI adjustments. One for $90,000 which was an additional write down relating to the investment in a small business investment company licensed by the Small Business Administration in which we invested $300,000 in 2007. Distributions to date from this investment total $68,000. We wrote this investment down by $50,000 in the first quarter of 2020. The carrying value of this investment is $92,000 after the OTTI adjustments. The other OTTI adjustment in this quarter was for $175,000 for an investment in a $2 billion global fund which invests in oil exploration and production which we committed $500,000 in September 2015. To date we have funded substantially all of our commitment and have received $205,000 in distributions from this investment. The write down was based on net asset value reported by the sponsor and takes into consideration the current disruptions in the oil markets as a result of the economic fall out of the pandemic.

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC Topic 820, the Company measures cash and cash equivalents, marketable debt and equity securities at fair value on a recurring basis. Other investments are measured at fair value on a nonrecurring basis.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, using quoted prices in active markets for identical assets (Level 1) and significant other observable inputs (Level 2). For the periods presented, there were no major assets measured at fair value on a recurring basis which uses significant unobservable inputs (Level 3):

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurement at reporting date using
		Quoted Prices
		in Active
	Total	Markets for	Significant Other	Significant
	September 30,	Identical Assets	Observable Inputs	Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$1,874,000	$1,874,000	$-	$-
US T-bills	1,900,000	1,900,000	-	-
Marketable securities:
Corporate debt securities	593,000	-	593,000	-
Marketable equity securities	2,222,000	2,222,000	-	-
Total assets	$6,589,000	$5,996,000	$593,000	$-

	Fair value measurement at reporting date using
		Quoted Prices
		in Active
	Total	Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$1,496,000	$1,496,000	$-	$-
US T-bills	2,900,000	2,900,000	-	-
Marketable securities:
Corporate debt securities	613,000	-	613,000	-
Marketable equity securities	2,793,000	2,793,000	-	-
Total assets	$7,802,000	$7,189,000	$613,000	$-

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

The Company accounts for income taxes in accordance with ASC Topic 740, “Accounting for Income Taxes.” ASC Topic 740 requires a Company to use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes only pertain to CII. As of September 30, 2021 and December 31, 2020, the Company reported a net deferred tax liability of $196,000, and $107,000, respectively. Deferred taxes are primarily a result of timing differences associated with the carrying value of the investment in affiliate (TGIF), other investments and investments in marketable securities.

The benefit from income taxes in the condensed consolidated statements of income consists of the following:
Nine months ended September 30,	2021	2020
Current:
Federal	$-	$-
State	(8,000)	2,000
	(8,000)	2,000
Deferred:
Federal	$(40,000)	$49,000
State	(7,000)	4,000
	(47,000)	53,000

Tax (provision) benefit before valuation allowance	(55,000)	55,000
Valuation Allowance	(41,000)	(26,000)
Total	$(96,000)	$29,000

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax year ended December 31, 2020. The Company’s federal income tax returns since 2018 are subject to examination by the Internal Revenue Service, generally for a period of three years after the returns were filed.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the condensed consolidated financial statements as general and administrative expense.

10.	STOCK OPTIONS

During the nine months ended September 30
,
2021, options for 9,600 shares were exercised. There were no options granted, expired or forfeited.

During the nine months ended September 30, 2020, there were no options exercised, granted, expired or forfeited.

The following table summarizes information concerning outstanding and exercisable options as of September 30, 2021:

	Number of
	securities to be
	issued upon		Number of securities
	exercise of	Weighted-average	remaining available for future
	outstanding	exercise price of	issuance under equity
	options	outstanding options	compensation plans
Equity compensation plan approved by shareholders	9,600	$13.55	42,752
Options exercised	(9,600)	13.55	-
Equity compensation plan not approved by shareholders	-	-	-
Total	-	$-	42,752

11.	RELATED PARTY EXPENSE
The Company’s new director, Alan Finkelstein, is a consultant to HMGA, Inc. (the “Adviser”) and receives $2,000 per month from the Adviser for his bookkeeping services.

12.	SUBSEQUENT EVENT

On November 3, 2021 the Company’s Board of Directors determined that it is advisable and in the best interests of the Company and its stockholders to dissolve the Company subject to obtaining the requisite approval of the Company’s stockholders which is expected to take place in January 2022.
10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
The Company reported net income of approximately $225,000 ($0.22 per share) for the three months ended September 30, 2021 and a net loss of $412,000 ($0.41 per share) for the nine months ended September 30, 2021. For the three and nine months ended September 30, 2020, the Company reported a net loss of approximately $71,000 ($0.07 per share) and a net loss of $910,000 ($0.90 per share), respectively.

REVENUES
Rentals and related revenues for the three and nine months ended September 30, 2021 were approximately $20,000 and $61,000, respectively and primarily consists of rent from the Advisor to CII for its corporate office. Rentals and related revenues for the three and nine months ended September 30, 2020 were approximately $20,000 and $59,000, respectively

Net realized and unrealized gain (loss) from investments in marketable securities:
Net realized and unrealized gain from investments in marketable securities for the three and nine months ended September 30, 2021 was approximately $89,000 and $280,000, respectively. For the three and nine months ended September 30, 2020, net realized and unrealized gain (loss) from marketable securities was approximately $119,000 and ($266,000), respectively. Our marketable securities have recovered in line with the overall U.S. stock market recovery as a result of business re-openings after closures from the COVID-19 pandemic. For further details, refer to Note 6 to the Condensed Consolidated Financial Statements (unaudited).

Investment gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net earnings. However, the amount of investment gains or losses on marketable securities for any given period has no predictive value and variations in amount from period to period have no practical analytical value.

Equity income (loss) from operations of residential real estate partnership:
Equity income (loss) from operations of residential real estate partnership for the three and nine months ended September 30, 2021 was approximately $19,000 and ($282,000), respectively. For further details, refer to Note 4 to the Condensed Consolidated Financial Statements (unaudited).

Income from other investments:
Income from other investments for the three and nine months ended September 30, 2021 was approximately $374,000 and $507,000, respectively. Income from other investments for the three and nine months ended September 30, 2020 was approximately $68,000 and $240,000, respectively. For further details, refer to Note 7 to the Condensed Consolidated Financial Statements (unaudited).

Other than temporary impairment losses from other investments (“OTTI”):
There were no OTTI valuation adjustments for the three and nine months ended September 30, 2021. OTTI valuation adjustments for three and nine months ended September 30, 2021, were zero and $315,000, respectively. This was the result of one investment written down in the first and second quarters of 2020. For further details, refer to Note 7 to the Condensed Consolidated Financial Statements (unaudited).

EXPENSES
Operating expenses from rental and other properties for the nine months ended September 30, 2021, as compared with the same period in 2020 increased by approximately $58,000 (or 95%). This was primarily due to a loss on the sale of land held for development located in Hopkinton, Rhode Island. The property had a carrying value of $209,000 and was sold for $200,000. After commissions, legal and closing costs the loss was approximately $29,000. The Company had attempted to develop this property for several years and was unsuccessful. We also incurred approximately $23,000 in pre-construction costs not previously billed relating to our property in Montpelier, Vermont.

General and administrative expenses for the nine months ended September 30, 2021, as compared with the same period in 2020 increased by approximately $20,000 (or 14%). This was primarily due to increased corporate insurance costs of approximately $6,000, increased dues and subscriptions of $9,000 and $5,000 in placement fees relating to other investments.

Professional fees and expenses for the nine months ended September 30, 2021, as compared with the same period in 2020 increased by approximately $74,000 (or 16%). This was primarily due to increased accounting and legal fees.

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

MATERIAL COMPONENTS OF CASH FLOWS
For the nine months ended September 30, 2021, net cash used in operating activities was approximately $910,000, primarily consisting of operating expenses.

For the nine months ended September 30, 2021, net cash provided by investing activities was approximately $1.38 million. This consisted primarily of net proceeds from sales and redemptions of marketable securities of $1.73 million, distributions from other investments of $1.03 million, distribution from affiliate of $138,000 and proceeds from the sale of the land in Hopkinton, Rhode Island of $130,000 (we took back a first mortgage of $50,000 on the sale). These sources of funds were partially offset by uses of cash consisting primarily of $890,000 in purchases of marketable securities, $504,000 of contributions to other investments, $204,000 of improvements to our Montpelier, Vermont property and $122,000 of loans to one of the partners in the Vermont property.

For the nine months ended September 30, 2021, net cash used in financing activities was approximately $624,000, consisting of $504,000 dividend paid and $250,000 principal payment on note due to affiliate, partially offset by proceeds from the exercise of stock options of $130,000.

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

As previously reported on December 14, 2018, HMG announced that its Board of Directors has authorized the purchase of up to $500,000 of HMG common stock on the open market or through privately negotiated transactions. The program will be in place through December 31, 2021. There were no purchases made under the program during the nine months ended September 30, 2021. During the year ended December 31, 2020, there were 6,044 shares purchased for $66,392 as part of this publicly announced program. As of September 30, 2021, the maximum dollar value of shares that may yet be purchased under the program is $433,608.

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

HMG/COURTLAND PROPERTIES, INC.

Dated: November 12, 2021	/s/ Maurice Wiener
CEO and President

Dated: November 12, 2021	/s/Carlos Camarotti
Vice President- Finance and Controller
Principal Accounting Officer

